Form 10-Q
period 2008-03-31
KAR Holdings, Inc.
filed 2008-05-13
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148847

KAR Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8744739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13085 Hamilton Crossing Boulevard

Carmel, Indiana 46032

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 923-3725

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2008, 10,686,316 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Holdings, Inc.

The financial statements referred to below include the financial statements of KAR Holdings, Inc. as of and for the three months ended March 31, 2008. KAR Holdings, Inc. had no operations until the consummation of the merger of ADESA, Inc. (together with its subsidiaries, “ADESA”) and combination of Insurance Auto Auctions, Inc. (together with its subsidiaries, “IAAI”) on April 20, 2007, after which ADESA and IAAI became wholly owned subsidiaries of KAR Holdings, Inc. As such, the historical financial statements of ADESA and IAAI are presented for three months ended March 31, 2007 and April 1, 2007, respectively.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Operations

For the Three Months Ended March 31, 2008

(In millions)

(Unaudited)

Operating revenues
ADESA Auction Services	$285.1
IAAI Salvage Services	142.1
AFC	34.9

Total operating revenues	462.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	265.6
Selling, general and administrative	95.9
Depreciation and amortization	47.3

Total operating expenses	408.8

Operating profit	53.3

Interest expense	57.6
Other expense (income), net	2.6

Loss before income taxes	(6.9)

Income taxes	(3.7)

Net loss	($3.2)

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$173.9	$204.1
Restricted cash	19.6	16.9
Trade receivables, net of allowances of $7.3 (2008) and $6.3 (2007)	395.2	278.3
Finance receivables, net of allowances of $8.0 (2008) and $7.5 (2007)	221.6	246.9
Retained interests in finance receivables sold	77.0	71.5
Deferred income tax assets	28.6	29.3
Other current assets	57.9	54.8

Total current assets	973.8	901.8

Other assets
Goodwill	1,689.6	1,617.6
Customer relationships, net of accumulated amortization of $61.6 (2008) and $44.9 (2007)	858.0	844.4
Other intangible assets, net of accumulated amortization of $21.7 (2008) and $15.7 (2007)	249.5	251.4
Unamortized debt issuance costs	78.7	81.6
Other assets	60.2	60.8

Total other assets	2,936.0	2,855.8

Property and equipment, net of accumulated depreciation of $90.0 (2008) and $65.8 (2007)	773.7	773.2

Total assets	$4,683.5	$4,530.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions, except share and par value data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$418.3	$292.8
Accrued employee benefits and compensation expenses	46.4	54.8
Accrued interest	36.9	16.4
Other accrued expenses	90.6	80.1
Current maturities of long-term debt	43.4	15.6

Total current liabilities	635.6	459.7

Non-current liabilities
Long-term debt	2,597.1	2,601.1
Deferred income tax liabilities	364.0	378.1
Other liabilities	93.0	78.3

Total non-current liabilities	3,054.1	3,057.5

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,686,316 (2008 & 2007)	0.1	0.1
Additional paid-in capital	1,028.4	1,027.9
Retained earnings (deficit)	(44.7)	(41.5)
Accumulated other comprehensive income	10.0	27.1

Total stockholders’ equity	993.8	1,013.6

Total liabilities and stockholders’ equity	$4,683.5	$4,530.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	10.7	$0.1	$1,027.9	($41.5)	$27.1	$1,013.6

Comprehensive loss:
Net loss		—	—	(3.2)	—	(3.2)
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap		—	—	—	(8.0)	(8.0)
Foreign currency translation		—	—	—	(9.1)	(9.1)

Comprehensive loss		—	—	(3.2)	(17.1)	(20.3)
Stock-based compensation expense		—	0.5	—	—	0.5

Balance at March 31, 2008	10.7	$0.1	$1,028.4	($44.7)	$10.0	$993.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2008

(In millions)

(Unaudited)

Operating activities
Net loss	$(3.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47.3
Provision for credit losses	2.9
Deferred income taxes	(7.5)
Amortization of debt issuance costs	3.4
Stock-based compensation expense	1.1
Other non-cash, net	1.8
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	19.5
Retained interests in finance receivables sold	(5.5)
Trade receivables and other assets	(104.6)
Accounts payable and accrued expenses	65.3

Net cash provided by operating activities	20.5

Investing activities
Net decrease in finance receivables held for investment	3.1
Acquisition of businesses, net of cash acquired	(122.5)
Purchases of property, equipment and computer software	(20.5)
Increase in restricted cash	(2.7)

Net cash used by investing activities	(142.6)

Financing activities
Net increase in book overdrafts	70.5
Net borrowings on lines of credit	27.7
Payments for debt issuance costs	(0.5)
Payments on long-term debt	(3.9)

Net cash provided by financing activities	93.8

Effect of exchange rate changes on cash	(1.9)

Net decrease in cash and cash equivalents	(30.2)
Cash and cash equivalents at beginning of period	204.1

Cash and cash equivalents at end of period	$173.9

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

Note 1 – Organization, Basis of Presentation and Nature of Operations

KAR Holdings, Inc. was organized in the State of Delaware on November 9, 2006. The Company is a holding company organized for the purpose of consummating a merger with ADESA, Inc. and combining Insurance Auto Auctions, Inc. with ADESA. The Company had no operations prior to the merger transactions on April 20, 2007.

Defined Terms

Unless otherwise indicated, the following terms used herein shall have the following meanings:

•

the “Equity Sponsors” refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which own through their respective affiliates substantially all of KAR Holdings equity;

•	“KAR Holdings” or the “Company” refers to KAR Holdings, Inc., a Delaware corporation that is a wholly owned subsidiary of KAR LLC. KAR Holdings is the parent company of ADESA and IAAI;

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company;

•	“ADESA” refers to ADESA, Inc. and its subsidiaries;

•	“ADESA Auctions” refers to the subsidiaries of ADESA, Inc. that provide wholesale vehicle auctions and related vehicle redistribution services for the automotive industry;

•	“AFC” refers to ADESA Dealer Services, LLC, an Indiana limited liability corporation, and its subsidiaries including Automotive Finance Corporation;

•	“IAAI” refers to Insurance Auto Auctions, Inc. and its subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in the Notes to the Consolidated Financial Statements included in the Special Financial Report pursuant to Rule 15d-2 for the year ended December 31, 2007, which includes audited financial statements.

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

year ended December 31, 2007 included in the Company’s Special Financial Report Pursuant to Rule 15d-2 for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008. The 2007 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of operations

As of March 31, 2008, the network of 59 ADESA whole car auctions and 145 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership of the vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

ADESA has the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

IAAI is the second largest provider of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the redistribution of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 92 loan production offices located throughout North America. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from ADESA auctions, IAAI auctions, independent auctions, auctions affiliated with other auction networks and non-auction purchases.

Note 2 – Merger Transactions

Merger Transactions and Corporate Structure

On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007 and as part of the agreement, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR LLC. Both ADESA and IAAI became wholly owned subsidiaries of KAR Holdings which is owned by KAR LLC. KAR Holdings is the accounting acquirer, and the assets and liabilities of both ADESA and IAAI were recorded at fair value as of April 20, 2007. See “—Fair Value of Assets Acquired and Liabilities Assumed” below for a further discussion.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Fair Value of Assets Acquired and Liabilities Assumed

The merger was recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The estimates of the fair value of assets and liabilities are based on valuations and information currently available. Management believes the valuations and estimates are a reasonable basis for the allocation of the purchase price. As additional information becomes available and as actual results vary from these estimates, the underlying assets or liabilities may need to be adjusted, thereby impacting intangible asset and related amortization estimates, as well as goodwill in accordance with SFAS 141. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in millions):

Current assets	$1,060.5
Property, plant and equipment	757.3
Goodwill	1,590.5
Customer relationships	864.9
Other intangible assets	259.8
Other assets	46.5

Total assets	$4,579.5

Current liabilities	$564.1
Long-term debt	685.7
Deferred income tax liabilities	418.4
Other liabilities	72.3

Total liabilities	$1,740.5

Net assets acquired	$2,839.0

Note 3 – New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three months ended March 31, 2008. See Note 10 for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This standard is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and has elected not to measure any current eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The statement establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. This standard is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51. The statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As SFAS 161 only applies to financial statement disclosures, it will not have a material impact on the consolidated financial position, results of operations or cash flows.

Note 4 – Acquisitions

In January 2008, IAAI completed the purchase of assets of B&E Auto Auction in Henderson, Nevada which services the Southern Nevada region, including Las Vegas. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Western states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2023. Initial annual lease payments for the facility are approximately $1.2 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., 11 independently owned Salvage auctions in Georgia, North Carolina, Tennessee, Mississippi and Kentucky (collectively referred to as “Verastar”). These site

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

acquisitions expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern States. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facility are approximately $2.6 million per year. Financial results for these acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, ADESA completed the purchase of certain assets of Pennsylvania Auto Dealer Exchange (“PADE”), PADE Financial Services (“PFS”) and Conewago Partners, LP, an independent used vehicle auction in York, Pennsylvania. This acquisition complements the Company’s geographic presence in the northeast. The auction is comprised of approximately 146 acres and includes 11 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included land, buildings, accounts receivable, operating equipment and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. IAAI plans to combine the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions will be relocated to a new site, which will be shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 14 auctions acquired in the first quarter of 2008 was approximately $121.3 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $35.1 million to other intangible assets, representing the fair value of acquired customer relationships and non competes which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $70.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

Note 5 – Stock-Based Compensation Plans

The compensation cost that was charged against income for all stock-based compensation plans was $1.1 million for the three months ended March 31, 2008 and the total income tax benefit recognized in the Consolidated Statement of Operations for stock-based compensation agreements was approximately $0.2 million for the three months ended March 31, 2008. The Company did not capitalize any stock-based compensation cost in the three months ended March 31, 2008.

Note 6 – Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at March 31, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At March 31, 2008, AFC managed total finance receivables of $857.6 million, of which $746.7 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $551.0 million and $522.0 million at March 31, 2008 and December 31, 2007, respectively. Finance receivables include $41.6 million and $29.4 million classified as held for sale and $188.0 million and $225.0 million classified as held for investment at March 31, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $59.3 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at March 31, 2008 and December 31, 2007, respectively. The face amount of these receivables was $66.9 million and $99.3 million at March 31, 2008 and December 31, 2007, respectively.

AFC’s allowance for losses of $8.0 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $5.6 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at March 31, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve equal to 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. After the occurrence of a termination event, as defined in the agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At March 31, 2008, the Company was in compliance with the covenants contained in the securitization agreement and the Company’s credit facility.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2008		Net Credit Losses Three Months Ended March 31, 2008
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$211.3	$10.0	$0.4
Special purpose loans	18.3	0.9	—

Finance receivables held	$229.6	$10.9	$0.4

Receivables sold	551.0
Retained interests in finance receivables sold	77.0

Total receivables managed	$857.6

The net credit losses for receivables sold approximated $7.2 million for the three months ended March 31, 2008.

	December 31, 2007
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$234.3	$10.2
Special purpose loans	20.1	—

Finance receivables held	$254.4	$10.2

Receivables sold	522.0
Retained interests in finance receivables sold	71.5

Total receivables managed	$847.9

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

Three Months Ended March 31, 2008
Proceeds from sales of finance receivables	$1,309.9
Servicing fees received	$4.6
Proceeds received on retained interests in finance receivables sold	$17.9

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $77.0 million and $71.5 million at March 31, 2008 and December 31, 2007, respectively. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	March 31, 2008	December 31, 2007
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,553.3	$1,557.2
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	22.4	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Capital lease obligation	5.0%	December 01, 2013	34.5	34.5
Canadian line of credit	Prime or BA + 1%	August 31, 2008	5.3	—

Total debt			2,640.5	2,616.7
Less current portion of long-term debt			43.4	15.6

Long-term debt			$2,597.1	$2,601.1

Credit Facilities

As part of the merger transactions, the Company entered into new senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan. Letters of credit reducing the available line of credit were $18.7 million at March 31, 2008. Principal payments totaling $15.6 million on the Company’s term loan are due over the next twelve months. In addition, commencing with the fiscal year ending December 31, 2008, the Company is subject to a potential prepayment on the term loan as described in the following sentence. If there is any excess cash flow, as defined in the loan documents for the Company’s senior secured credit facility, the Company shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. The senior secured credit facilities are guaranteed by KAR Holdings, LLC and each of the Company’s direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and the capital stock of the Company and each of its direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The credit agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving commitments outstanding. The Company was in compliance with the covenants at March 31, 2008.

Note 8 – Derivatives

The Credit Agreement of KAR Holdings requires that at least 50% of the aggregate principal amount of the notes and the term loans be fixed by means of interest rate protection for an initial period of not less than 2 years. As such, the Company uses an interest rate swap agreement to manage its exposure to interest rate movements. In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009 and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

The Company has designated its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At March 31, 2008, the fair value of the interest rate swap agreement was a $30.6 million unrealized loss recorded in “Other liabilities” on the Consolidated Balance Sheet. At December 31, 2007, the fair value of the interest rate swap agreement was a $17.9 million unrealized loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At March 31, 2008, there was a net unrealized loss totaling $19.3 million, net of tax benefits of $11.3 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million.

Note 9 – Comprehensive Loss

The components of comprehensive loss are as follows (in millions):

Three Months Ended March 31, 2008
Net loss	($3.2)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(9.1)
Unrealized loss on interest rate swaps	(8.0)

Comprehensive loss	($20.3)

The composition of “Accumulated other comprehensive income” at March 31, 2008 consisted of the net unrealized loss on the interest rate swap of $19.3 million, a $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gains of $29.1 million. The composition of “Accumulated other comprehensive income” at December 31, 2007 consisted of the net unrealized loss on the interest rate swap of $11.3 million, a $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gains of $38.2 million.

Note 10 – Fair Value Measurements

As discussed in Note 3, on January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs based on the Company’s assumptions.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008 (in millions):

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$77.0	$—	$—	$77.0

Liabilities:
Interest rate swap	$30.6	$—	$30.6	$—

Retained Interest – representative of the retained interests in finance receivables sold. The fair value of the retained interests is based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Interest Rate Swap – under the interest rate swap agreement, the Company pays a fixed LIBOR rate on a portion of the Term Loan B credit facility and receives a variable LIBOR rate. The fair value of the interest rate swap is based on quoted market prices for similar instruments from a commercial bank.

Note 11 – Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. KAR Holdings has three reportable business segments: ADESA Auctions, IAAI and AFC. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and incremental insurance, treasury, legal and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. Costs incurred at the holding company are not allocated to the three business segments.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended March 31, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$285.1	$142.1	$34.9	$—	$462.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	165.7	91.1	8.8	—	265.6
Selling, general and administrative	57.7	17.8	5.4	15.0	95.9
Depreciation and amortization	23.7	15.6	6.6	1.4	47.3

Total operating expenses	247.1	124.5	20.8	16.4	408.8

Operating profit (loss)	38.0	17.6	14.1	(16.4)	53.3

Interest expense (income)	0.5	(0.1)	—	57.2	57.6
Other (income) expense, net	(0.6)	(0.5)	—	3.7	2.6
Intercompany	9.5	7.7	0.4	(17.6)	—

Income (loss) before income taxes	28.6	10.5	13.7	(59.7)	(6.9)

Income taxes	11.8	4.3	5.2	(25.0)	(3.7)

Net income (loss)	$16.8	$6.2	$8.5	($34.7)	($3.2)

Assets	$2,944.3	$1,157.5	$928.4	($346.7)	$4,683.5

Note 12 – Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $1.8 million and $1.9 million at March 31, 2008 and December 31, 2007, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

The Company stores a significant number of vehicles owned by various customers that are consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition, subject to certain natural disaster exceptions. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These consigned vehicles are not included in the Consolidated Balance Sheets.

In the normal course of business, the Company also enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others. These guarantees and indemnifications do not materially impact the Company’s financial condition or results of operations, but indemnifications associated with the Company’s actions generally have no dollar limitations and currently cannot be quantified.

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Certain legal and regulatory proceedings which could be material are discussed in the description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) of this report.

Note 13 – Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheet, statement of operations and statement of cash flows for the three months ended March 31, 2008 for KAR Holdings, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Holdings on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Holdings, Inc. and notes thereto.

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$360.7	$101.4	$—	$462.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	224.6	41.0	—	265.6
Selling, general and administrative	1.8	81.7	12.4	—	95.9
Depreciation and amortization	—	41.2	6.1	—	47.3

Total operating expenses	1.8	347.5	59.5	—	408.8

Operating profit (loss)	(1.8)	13.2	41.9	—	53.3

Interest expense	57.2	0.4	—	—	57.6
Other (income) expense, net	—	3.0	(0.4)	—	2.6
Intercompany charges	(15.3)	5.5	9.8	—	—

Income (loss) before income taxes	(43.7)	4.3	32.5	—	(6.9)

Income taxes (benefit)	(18.3)	2.1	12.5	—	(3.7)

Net income (loss)	($25.4)	$2.2	$20.0	$—	($3.2)

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$137.8	$36.1	$—	$173.9
Restricted cash	—	10.9	8.7	—	19.6
Trade receivables, net of allowances	—	363.4	48.6	(16.8)	395.2
Finance receivables, net of allowances	—	7.0	214.6	—	221.6
Retained interests in finance receivables sold	—	—	77.0	—	77.0
Deferred income tax assets	—	28.6	—	—	28.6
Other current assets	0.2	46.6	11.1	—	57.9

Total current assets	0.2	594.3	396.1	(16.8)	973.8

Other assets
Investments in and advances to affiliates, net	2,679.3	109.2	—	(2,788.5)	—
Goodwill	—	1,685.2	4.4	—	1,689.6
Customer relationships, net of accumulated amortization	—	727.3	130.7	—	858.0
Other intangible assets, net of accumulated amortization	—	249.2	0.3	—	249.5
Unamortized debt issuance costs	78.7	—	—	—	78.7
Other assets	—	58.8	1.4	—	60.2

Total other assets	2,758.0	2,829.7	136.8	(2,788.5)	2,936.0

Property and equipment, net of accumulated depreciation	—	623.8	149.9	—	773.7

Total assets	$2,758.2	$4,047.8	$682.8	($2,805.3)	$4,683.5

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$399.3	$35.8	($16.8)	$418.3
Accrued employee benefits and compensation expenses	—	41.4	5.0	—	46.4
Accrued interest	36.9	—	—	—	36.9
Other accrued expenses	0.5	84.3	5.8	—	90.6
Current maturities of long-term debt	38.1	—	5.3	—	43.4

Total current liabilities	75.5	525.0	51.9	(16.8)	635.6

Non-current liabilities
Investments by and advances from affiliates, net	—	—	16.7	(16.7)	—
Long-term debt	1,804.3	612.7	180.1	—	2,597.1
Deferred income tax liabilities	(11.3)	337.7	37.6	—	364.0
Other liabilities	36.9	54.7	1.4	—	93.0

Total non-current liabilities	1,829.9	1,005.1	235.8	(16.7)	3,054.1

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	852.8	2,517.7	395.1	(2,771.8)	993.8

Total liabilities and stockholders’ equity	$2,758.2	$4,047.8	$682.8	($2,805.3)	$4,683.5

KAR Holdings, Inc.

Notes To Consolidated Financial Statements

March 31, 2008 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	($18.0)	$42.0	($3.5)	$—	$20.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	(3.1)	6.2	—	3.1
Acquisition of businesses, net of cash acquired	—	(122.5)	—	—	(122.5)
Purchases of property, equipment and computer software	—	(19.4)	(1.1)	—	(20.5)
(Increase) decrease in restricted cash	—	(3.0)	0.3	—	(2.7)

Net cash (used by) provided by investing activities	—	(148.0)	5.4	—	(142.6)
Financing activities
Net increase (decrease) in book overdrafts	—	71.5	(1.0)	—	70.5
Net borrowings on lines of credit	22.4	—	5.3	—	27.7
Payments for debt issuance costs	(0.5)	—	—	—	(0.5)
Payments on long-term debt	(3.9)	—	—	—	(3.9)

Net cash provided by financing activities	18.0	71.5	4.3	—	93.8
Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)

Net increase (decrease) in cash and cash equivalents	—	(34.5)	4.3	—	(30.2)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$137.8	$36.1	$—	$173.9

ADESA, Inc.

Consolidated Statement of Income

For the Three Months Ended March 31, 2007

(In millions)

(Unaudited)

Operating revenues
Auction services group	$266.5
Dealer services group	37.7

Total operating revenues	304.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	153.0
Selling, general and administrative	69.3
Depreciation and amortization	12.1
Transaction expenses	2.4

Total operating expenses	236.8

Operating profit	67.4
Interest expense	6.3
Other income, net	(1.1)

Income from continuing operations before income taxes	62.2
Income taxes	24.1

Income from continuing operations	38.1
Loss from discontinued operations, net of income taxes	(0.1)

Net income	$38.0

Earnings per share—basic
Income from continuing operations	$0.42
Loss from discontinued operations, net of income taxes	—

Net income	$0.42

Earnings per share—diluted
Income from continuing operations	$0.42
Loss from discontinued operations, net of income taxes	—

Net income	$0.42

See accompanying Notes to Consolidated Financial Statements

ADESA, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2007

(In millions)

(Unaudited)

Operating activities
Net income	$38.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.1
Bad debt expense	0.8
Deferred income taxes	0.9
Stock-based compensation expense	1.4
Other non-cash, net	1.3
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(35.3)
Retained interests in finance receivables sold	(2.0)
Trade receivables and other assets	(118.7)
Accounts payable and accrued expenses	101.9

Net cash provided by operating activities	0.4

Investing activities
Net increase in finance receivables held for investment	(9.5)
Purchases of property, equipment and computer software	(9.2)
Increase in restricted cash	(9.7)

Net cash used by investing activities	(28.4)

Financing activities
Net increase in book overdrafts	60.0
Payments on long-term debt	(7.5)
Proceeds from issuance of common stock under stock plans	15.1
Excess tax benefits from stock-based compensation	0.4
Repurchase of common stock	(0.2)

Net cash provided by financing activities	67.8

Effect of exchange rate changes on cash	(0.1)

Net increase in cash and cash equivalents	39.7
Cash and cash equivalents at beginning of period	195.7

Cash and cash equivalents at end of period	$235.4

See accompanying Notes to Consolidated Financial Statements

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

Note 1 – Business, Nature of Operations and Pending Merger

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The unaudited consolidated financial statements and condensed notes to the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K, which includes audited financial statements.

Business and Nature of Operations

ADESA, Inc. (“ADESA” or the “Company”) is a leading, national provider of wholesale vehicle auction and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. The Company facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, ADESA generally does not take title to or ownership of the vehicles sold at the Company’s auctions. The Company generally earns fees from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly owned subsidiary Automotive Finance Corporation (“AFC”), the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

The Company operates a network of 54 wholesale used vehicle auctions, 42 salvage auctions and 89 AFC loan production offices. Used vehicle auctions provide services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification and titling in addition to auctioning of the consigned vehicles. Salvage auctions facilitate the redistribution of damaged vehicles deemed a total loss for insurance or business purposes, as well as recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made. The Company’s salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

Merger Transaction

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. The merger occurred on April 20, 2007 and as part of the agreement, Insurance Auto Auctions, Inc., (“IAAI”) a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR Holdings II, LLC. Both ADESA and IAAI became wholly owned

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

subsidiaries of KAR Holdings, Inc. which is owned by KAR Holdings II, LLC, which is owned by affiliates of the equity funds and management of KAR Holdings, Inc.

The following transactions occurred in connection with the merger:

•	Approximately 90.8 million shares of ADESA’s outstanding common stock converted into the right to receive $27.85 per share in cash;

•

Approximately 3.4 million outstanding options to purchase shares of ADESA’s common stock were cancelled in exchange for payments in cash of $27.85 per underlying share, less the applicable option exercise price;

•	Approximately 0.3 million outstanding restricted stock and restricted stock units of ADESA vested immediately and were paid out in cash of $27.85 per unit;

•	The outstanding principal and accrued interest under ADESA’s existing credit facility and notes were repaid.

The Company incurred and expensed $2.4 million of costs related to the merger transaction for the three months ended March 31, 2007 and an additional $22.4 million from April 1 through April 19, 2007.

Note 2 – Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations. Net loss from discontinued operations for the three months ended March 31, 2007 primarily includes interest on the vehicle importation business adverse judgment.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

Three Months Ended March 31, 2007
Statements of Income
Operating revenues	$—
Operating expenses	0.1

Loss before income taxes	(0.1)
Income taxes	—

Loss from discontinued operations	($0.1)

Net loss per share from discontinued operations – basic	$—

Net loss per share from discontinued operations – diluted	$—

Note 3 – Stock Plans

Equity and Incentive Plan

Prior to the merger transactions, ADESA had an equity and incentive plan under which employees were awarded stock options, restricted stock and other stock-based awards. As a result of the merger transactions on April 20, 2007, as discussed in Note 1, all outstanding options, restricted stock and restricted stock units became fully

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

vested on the date of the merger. As such, approximately 3.4 million outstanding options to purchase shares of ADESA’s common stock were cancelled in exchange for payments in cash of $27.85 per underlying share, less the applicable option exercise price, resulting in net proceeds to holders of $18.6 million. In addition, approximately 0.3 million outstanding restricted stock and restricted stock units were cancelled in exchange for payments in cash of $27.85 per underlying share. The accelerated vesting of the options resulted in additional stock-based compensation expense of approximately $2.0 million and the accelerated vesting of restricted stock and restricted stock units resulted in additional stock-based compensation expense of approximately $2.8 million. This additional $4.8 million of expense was included in the Company’s Consolidated Income Statement in April 2007.

The compensation cost that was charged against income for all plans was $1.5 million for the three months ended March 31, 2007. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $0.6 million for the three months ended March 31, 2007. The Company did not capitalize any stock-based compensation cost in the three months ended March 31, 2007.

Stock Options

There were no option grants under the Plan in the first quarter of 2007. The following table summarizes stock option activity for the three months ended March 31, 2007:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	4,113,908	$22.43
Granted	—	NA
Exercised	(674,855)	$22.35
Forfeited or cancelled	(7,502)	$24.76

Outstanding at March 31, 2007	3,431,551	$22.44	3.7	$17.8

Exercisable at March 31, 2007	3,014,955	$22.18	3.6	$16.4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $27.63 on March 31, 2007, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $4.1 million.

As of March 31, 2007, there was approximately $1.9 million of total unrecognized compensation expense related to stock options granted which was expected to be recognized over a weighted average term of 1.6 years. This unrecognized compensation expense only includes the cost for those options expected to vest, as the Company estimated expected forfeitures in accordance with SFAS 123(R). When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as actual forfeitures. An increase in estimated forfeitures would decrease compensation expense.

As a result of the merger, the vesting of the options was accelerated and resulted in approximately $2.0 million of additional stock-based compensation expense. This additional $2.0 million was included in the Company’s Consolidated Income Statement in April 2007.

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

Restricted Stock Units

The following table summarizes RSU activity, excluding dividend reinvestment units, for the three months ended March 31, 2007:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2007	281,695	$24.23
Granted	93,407	$28.45
Vested	(25,190)	$24.41
Forfeited	(643)	$27.72

RSUs at March 31, 2007	349,269	$25.34

As of March 31, 2007, there was $1.6 million of total unrecognized compensation expense related to nonvested RSUs granted which was expected to be recognized over a weighted average term of 1.4 years. As a result of the merger, the vesting of the RSUs was accelerated and resulted in approximately $1.5 million of additional stock-based compensation expense. This additional $1.5 million was included in the Company’s Consolidated Income Statement in April 2007.

The fair value of shares vested for the three months ended March 31, 2007 was $0.7 million.

Performance Based Restricted Stock Units

The Company’s 2006 long-term incentive plan included performance based restricted stock units whose future award was contingent upon annual 2006 income from continuing operations performance. In February 2007, the Company granted approximately 91,400 restricted stock units pursuant to the performance based component of the 2006 long-term incentive plan, with a grant date fair value of $28.59 per share. The RSU grants vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. As of March 31, 2007, there was $1.3 million of total unrecognized compensation expense related to this award which was expected to be recognized over a weighted average term of 2.9 years. As a result of the merger, the vesting of these restricted stock units was accelerated and resulted in approximately $1.3 million of additional stock-based compensation expense. This additional $1.3 million was included in the Company’s Consolidated Income Statement in April 2007.

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

Note 4 – Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

Three Months Ended March 31, 2007
Income from continuing operations	$38.1
Loss from discontinued operations, net of income taxes	(0.1)

Net income	$38.0

Weighted average common shares outstanding	90.47
Effect of dilutive stock options and restricted stock awards	0.65

Weighted average common shares outstanding and assumed conversions	91.12

Earnings per share—basic
Income from continuing operations	$0.42
Loss from discontinued operations, net of income taxes	—

Net income	$0.42

Earnings per share—diluted
Income from continuing operations	$0.42
Loss from discontinued operations, net of income taxes	—

Net income	$0.42

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at March 31, 2007 were 3.4 million. Stock options with an exercise price per share greater than the average market price per share are excluded from the calculation of diluted earnings per share as including these options would have an anti-dilutive impact; however, no options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

Note 5 – Comprehensive Income

The components of comprehensive income are as follows (in millions):

Three Months Ended March 31, 2007
Net income	$38.0
Other comprehensive income, net of tax
Foreign currency translation	2.6
Unrealized loss on interest rate swaps	(0.1)

Comprehensive income	$40.5

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

Note 6 – Segment Information

The Company’s operations are grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. The Company aggregates its three operating segments into two reportable business segments: Auction Services Group (“ASG”) and Dealer Services Group (“DSG”). These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

ASG encompasses all wholesale and salvage auctions throughout North America (U.S. and Canada). The Company’s used vehicle auctions and Impact salvage auctions are included in the ASG segment. The two operating segments within the ASG reportable segment have similar economic characteristics. ASG relates to used vehicle and total loss vehicle remarketing, whether it be auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain. The ASG operating segments transfer employees, share common customers, including used vehicle dealers, and in some cases operate out of the same auction site.

DSG includes the AFC finance business as well as other businesses and ventures the Company may enter into, focusing on providing the Company’s independent used vehicle dealer customers with value-added ancillary services and products. AFC is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC conducts business primarily at wholesale vehicle auctions in the U.S. and Canada.

The holding company is maintained separately from the two reportable segments and includes expenses associated with being a public company, such as salaries, benefits, and travel costs for the corporate management team, board of directors’ fees, investor relations costs, and incremental insurance, treasury, legal, accounting, and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. The majority of costs incurred at the holding company are not allocated to the two business segments.

Financial information regarding the Company’s reportable segments is set forth below (in millions):

Three Months Ended March 31, 2007	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$266.5	$37.7	$—	$304.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	145.3	7.7	—	153.0
Selling, general and administrative	56.1	5.7	7.5	69.3
Depreciation and amortization	11.1	0.7	0.3	12.1
Transaction expenses	—	—	2.4	2.4

Total operating expenses	212.5	14.1	10.2	236.8

Operating profit (loss)	54.0	23.6	(10.2)	67.4
Interest expense	0.5	—	5.8	6.3
Other (income) expense, net	(1.5)	0.9	(0.5)	(1.1)

Income (loss) from continuing operations before income taxes	55.0	22.7	(15.5)	62.2
Income taxes	21.4	8.3	(5.6)	24.1

Income (loss) from continuing operations	$33.6	$14.4	($9.9)	$38.1

ADESA, Inc.

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

Note 7 – Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $2.2 million and $3.0 million at March 31, 2007 and December 31, 2006, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

The Company stores a significant number of vehicles owned by various customers that are consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition, subject to certain natural disaster exceptions. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These consigned vehicles are not included in the Consolidated Balance Sheets.

In the normal course of business, the Company also enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others. These guarantees and indemnifications do not materially impact the Company’s financial condition or results of operations, but indemnifications associated with the Company’s actions generally have no dollar limitations and currently cannot be quantified.

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statement of Income

For the Three Months Ended April 1, 2007

(dollars in thousands)

(Unaudited)

Revenues:
Fee income	$81,517
Vehicle sales	10,643

92,160

Cost of sales:
Branch cost	56,880
Vehicle cost	9,102

65,982

Gross margin	26,178

Operating expense:
Selling, general and administrative	17,022
Gain on sale of property and equipment	(30)
Gain related to flood	(66)

16,926

Income from operations	9,252
Other (income) expense:
Interest expense	8,426
Other income	(82)

Income before income taxes	908
Income taxes	462

Net income	$446

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Three Months Ended April 1, 2007

(dollars in thousands)

(Unaudited)

Cash flows from operating activities:
Net income	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,602
Gain on disposal of fixed assets, including disposal of assets as a result of the Texas flood in 2006	(30)
Share-based compensation expense	2,625
Amortization of debt issuance costs	370
Deferred income taxes	58
(Increase) decrease in:
Accounts receivable, net	(2,068)
Income tax receivable	491
Inventories	37
Other current assets	243
Other assets	(491)
Increase (decrease) in:
Accounts payable	(3,226)
Accrued liabilities	4,141

Net cash provided by operating activities	9,198

Cash flows from investing activities:
Capital expenditures	(2,815)
Payments made in connection with acquisitions, net of cash acquired	(450)
Proceeds from disposal of property and equipment	38

Net cash used in investing activities	(3,227)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,000
Principal payments of long-term debt	(488)
Principal payments on capital leases	(84)

Net cash provided by financing activities	4,428

Net increase in cash and cash equivalents	10,399
Cash and cash equivalents at beginning of period	14,040

Cash and cash equivalents at end of period	$24,439

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 1, 2007 (Unaudited)

Note 1 – Summary of Business and Significant Accounting Policies

As used in these notes, unless the context requires otherwise, the “Company,” “IAAI,” “we,” “us,” “our,” and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries. IAAI is a wholly-owned subsidiary of Axle Holdings, Inc., a Delaware corporation (“Axle Holdings”), which is a wholly-owned subsidiary of Axle Holdings II, LLC, a Delaware limited liability company (“LLC”) that is controlled by affiliates of Kelso & Company, L.P. (“Kelso”).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The unaudited consolidated financial statements and condensed notes to the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K, which includes audited financial statements.

Background

IAAI operates in a single business segment – providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. On May 25, 2005, the Company completed merger transactions, which are described in detail in Note 2.

Note 2 – Merger Transactions

Effective May 25, 2005, IAAI became a direct, wholly-owned subsidiary of Axle Holdings, Inc. which is owned by Axle Holdings II LLC (which is controlled by Kelso & Company, L. P. (“Kelso”)). As part of the merger transactions, IAAI entered into senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan, which were guaranteed by all of IAAI’s then existing domestic subsidiaries. As part of the merger transactions, IAAI also issued $150.0 million of 11% Senior Notes due 2013. IAAI received approximately $143.8 million of cash equity contributions from Kelso, Parthenon Investors II, L.P., the other investors and certain members of management in connection with the merger transactions.

Note 3 – Income Taxes

Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by us. The Company’s effective income tax provision rate for continuing operations was 50.9% for the three months ended April 1, 2007. The Company’s effective income tax rate varies from the statutory federal income tax rate of 35%, due to the impact of state income tax provisions in certain jurisdictions and certain meals and entertainment, merger costs and early extinguishment that are not fully deductible.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 1, 2007 (Unaudited)

Note 4 – Employee Benefit Plans

Stock Based Compensation

Axle Holdings Plan

In May, 2005, Axle Holdings, which owns 100% of the outstanding stock of the Company, adopted the Axle Holdings, Inc. Stock Incentive Plan (“Axle Holdings Plan”). The Axle Holdings Plan is intended to provide equity incentive benefits to the Company employees. As such, it is appropriate to account for the plan as a direct plan of the Company.

Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including IAAI, and (2) exit options, which vest upon a change in equity control of the LLC as defined under the Axle Holdings Plan. During the three months ended April 1, 2007, Axle Holdings granted 2,665 service options and 5,335 exit options to the Company’s employees. There were 667 service options forfeited and 1,333 exit options forfeited during the three months ended April 1, 2007 by the Company’s employees. As of April 1, 2007, there were 617,256 options authorized and 576,204 options granted to the Company’s employees. The contractual term of the options is ten years. On October 25, 2006, the Board of Directors of Axle Holdings amended the Axle Holdings Plan to provide for an additional 60,000 options to be available for grant.

Service options are accounted as equity awards and, as such, compensation expense is measured based on the fair value of the award at the date of grant. Compensation expense is recognized over the three year service period, using the straight line attribution method, for awards granted after December 25, 2005 and the graded vesting attribution method for awards granted prior to December 25, 2005.

Certain executives of IAAI exchanged a portion of their fully vested options in the predecessor company into options under the Axle Holdings, Inc. Stock Incentive Plan. In accordance with APB 25 and other applicable pronouncements, the Company is not required to recognize compensation expense on the option exchange as the market price of the underlying shares of the successor options are the same as the predecessor options.

Activity under the Plans during 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in months)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	570,204	$20.52	85.2	$7,214

Options granted	8,000	34.00
Options canceled	(2,000)	$25.62

Outstanding at April 1, 2007	576,204	$20.69	87.8	$10,230

Exercisable at April 1, 2007	303,234	$14.73	72.8

There were no options exercised and 390 options expired as of April 1, 2007. There were 1,557 options that vested during the three months ended April 1, 2007. The weighted average grant date fair value per share of the options granted during the period was $34.00. In connection with the options under the Axle Holdings Plan, $0.1 million of expense (less than $0.1 million after tax) was recorded for the three months ended April 1, 2007. There

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 1, 2007 (Unaudited)

was no material impact to the Company’s operating or financing cash flows for the three months ended April 1, 2007. As of April 1, 2007, the total compensation expense related to unvested options not recognized was $0.5 million and the weighted average period in which it will be recognized was approximately 1.7 years.

The fair value of each option granted, subsequent to the adoption of SFAS 123R, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the three months ended April 1, 2007:

Three Months Ended April 1, 2007
Expected life (in years)	5.0
Risk-free interest rate	4.7%
Expected volatility	43%
Expected dividend yield	0%

For the three months ended April 1, 2007, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payments.” The volatility is based on the historic volatility of companies within related industries that have publicly traded equity securities, as IAAI’s equity is not publicly traded. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on our expectations.

Under the exit options, in addition to the change in equity control requirement, the value of the options will be determined based on the strike price and certain performance hurdles at the time of change in equity control. As the ultimate exercisability is contingent upon an event (specifically, a change of control), the compensation expense will not be recognized until such an event is consummated. As of April 1, 2007, there was no obligation relating to the exit options.

Additional information about options outstanding as of April 1, 2007 is presented below:

	Options Outstanding
			Weighted Average
Descriptions	Range of Exercise Prices	Number of Options	Remaining Contractual Life (in months)	Exercise Price
Axle Holdings Plan – Exchange Units	12.56 to 15.87	275,904	70.0	$13.63
Axle Holdings Plan – Other	25.62 to 34.07	300,300	104.2	27.18

Total	12.56 to 34.07	576,204	87.8	20.69

LLC Profit Interests

The LLC owns 100% of the outstanding shares of Axle Holdings. Axle Holdings owns 100% of the outstanding shares of the Company. The LLC’s operating agreement provides for profit interests in the LLC to be held by certain designated employees of the Company. Upon an exit event as defined by the LLC operating agreement, holders of the profit interest will receive a cash distribution from the LLC. The term is 10 years from grant.

Two types of profit interests were created by the LLC operating agreement: (1) operating units, which vest in twelve equal quarterly installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which vest upon a change in equity control of the LLC as defined under the LLC’s operating

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 1, 2007 (Unaudited)

agreement. The number of value units ultimately granted will be determined based on the strike price and certain performance hurdles at the time of change in equity control. There were 191,152 operating units awarded and 382,304 value units awarded to employees of the Company during 2005 with a strike price equal to $25.62 for the operating units.

Under the requirements of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, both the operating units and the value units are considered liability awards that are remeasured at each reporting period based on the intrinsic value method. The related liability and compensation expense of the LLC, which is for the benefit of Company employees, results in a capital contribution from the LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the graded vesting attribution method. However, no compensation expense will be recognized on the value units until a change in equity control is consummated as exercisability and the number of units to be received is contingent upon an event (specifically change in control).

In connection with the operating units, $2.6 million ($1.6 million net of taxes) of expense was incurred during the three months ended April 1, 2007. There was no material impact to the Company’s operating or financing cash flows for the three months ended April 1, 2007. As of April 1, 2007, there were 111,505 profit interests vested and $0.5 million of remaining compensation expense to be recognized over approximately 1.2 years.

Note 5 – Commitments and Contingencies

Leases

IAAI leases certain facilities and equipment under operating and capital leases. As of April 1, 2007, IAAI had not entered into any capital leases in the current year.

Texas Flooding

On March 19, 2006, the Company’s Grand Prairie, Texas facility was flooded when the local utility opened reservoir flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. We recorded an estimated loss of $3.5 million for the year ended December 31, 2006, which is comprised of an estimated $3.1 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.6 million related to clean-up of the facility, and an offset of $1.0 million in proceeds from our insurance carrier, which were received in October 2006. The Company has resumed auctions at the facility. The $3.1 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. As of April 1, 2007, the company sold approximately 95% of the vehicles impacted by the flood, also resulting in actual losses of $3.0 million. Future sales of remaining flood vehicles may differ from the Company’s initial estimates.

Other

The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of the Company’s business. None of these claims are expected to have a material adverse effect on the Company’s financial condition or operating results.

Compensation Agreements

The Company has compensation agreements with certain officers and other key employees. In addition to base salary and bonus information, certain agreements have change in control provisions that address compensation due to the executive in the event of termination following a change of control.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 1, 2007 (Unaudited)

Note 6 – Acquisitions and Divestitures

In January 2007, the Company acquired Permian Basin Salvage Pool in Odessa, Texas in exchange for cash. The aggregate purchase price was $0.5 million. The acquisition expands and complements IAAI’s existing market coverage. The acquisition is accounted for as purchase business combination and the results of operations of the acquired business have been included in the Company’s consolidated financial statements from the date of acquisition. The Company has made preliminary estimates of the assets purchased and liabilities assumed.

Note 7 – Merger with ADESA, Inc.

On December 22, 2006, the Company entered into a definitive merger agreement. The merger, which occurred on April 20, 2007 combined ADESA, Inc. and its subsidiaries with Axle Holdings, Inc. and its subsidiaries. As part of the merger transaction, ADESA, Inc. and its subsidiaries and the Company became wholly owned subsidiaries of KAR Holdings, Inc.

The following transactions occurred in connection with the merger:

•	Axle Holdings contributed the shares of Insurance Auto Auctions, Inc. in exchange for shares in KAR Holdings, Inc.

•	The outstanding Senior Notes of $150.0 million and the outstanding balance under the senior credit facilities were repaid in their entirety.

•	A consent or premium payment of $23.6 million was paid to the holders of the Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives such as selective relocations, greenfields and acquisitions; the Company’s competitive position; and its continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Registration Statement on Form S-4 (Registration No. 333-148847) that was declared effective by the Securities and Exchange Commission on February 14, 2008, as well as the Company’s Special Financial Report pursuant to Exchange Act Rule 15d-2 for the year ended December 31, 2007. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes and conversion rates;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•

patent or other intellectual property infringement claims, which could have an impact on the business or operating results due to a disruption in business operations, the incurrence of significant costs and other factors;

•	the Company’s ability to successfully implement its business strategies or realize expected cost savings and revenue enhancements;

•	the Company’s ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	weather;

•	general business conditions; and

•	other risks described from time to time.

Many of these risk factors are outside of the Company’s control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and the Company does not undertake to update its forward-looking statements.

The Company’s future growth depends on a variety of factors, including its ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion, relocation and integration of acquisitions, control costs in its operations, introduce fee increases, expand its product and service offerings, including information systems development, and retain its executive officers and key employees. Certain initiatives that management considers important to the Company’s long-term success include substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, the Company cannot predict whether its growth strategy will be successful. In addition, the Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

Merger Transactions

On December 22, 2006, KAR Holdings II, LLC (“KAR LLC”) entered into a definitive merger agreement to acquire ADESA, Inc. (together with its subsidiaries, “ADESA”). The merger occurred on April 20, 2007 and as part of the agreement, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR LLC. Both ADESA and Insurance Auto Auctions, Inc. (together with its subsidiaries, “IAAI”) became wholly owned subsidiaries of KAR Holdings, Inc. (“KAR Holdings”) which is owned by KAR LLC. KAR Holdings is the accounting acquirer, and the assets and liabilities of both ADESA and IAAI were recorded at fair value.

The following transactions occurred in connection with the merger:

•	Approximately 90.8 million shares of ADESA’s outstanding common stock converted into the right to receive $27.85 per share in cash;

•

Approximately 3.4 million outstanding options to purchase shares of ADESA’s common stock were cancelled in exchange for payments in cash of $27.85 per underlying share, less the applicable option exercise price, resulting in net proceeds to holders of $18.6 million;

•	Approximately 0.3 million outstanding restricted stock and restricted stock units of ADESA vested immediately and were paid out in cash of $27.85 per unit;

•

Affiliates of Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P. (the “Equity Sponsors”) and management contributed to KAR Holdings approximately $1.1 billion in equity, consisting of approximately $790.0 million in cash and ADESA, Inc. stock (ADESA, Inc. stock contributed by one of the Equity Sponsors had a fair value of $65.4 million and was recorded at its carryover basis of $32.1 million) and approximately $272.4 million of equity interest in IAAI;

•

KAR Holdings entered into new senior secured credit facilities, comprised of a $1,565.0 million term loan facility and a $300.0 million revolving credit facility. Existing and certain future domestic subsidiaries, subject to certain exceptions, guarantee such credit facilities;

•	KAR Holdings issued $150.0 million Floating Rate Senior Notes due May 1, 2014, $450.0 million 8 3/4% Senior Notes due May 1, 2014 and $425.0 million 10% Senior Subordinated Notes due May 1, 2015.

Use of Proceeds

The net proceeds from the Equity Sponsors and financings were used to: (a) fund the cash consideration payable to ADESA stockholders, ADESA option holders and ADESA restricted stock and restricted stock unit holders under the merger agreements; (b) repay the outstanding principal and accrued interest under ADESA’s existing credit facility and notes as of the closing of the merger; (c) repay the outstanding principal and accrued interest under IAAI’s existing credit facility and notes as of the closing of the merger; (d) pay related transaction fees and expenses; and (e) contribute IAAI’s equity at fair value.

Significant Items Affecting Comparability

The merger transactions resulted in a new basis of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This change creates many differences between reporting for KAR Holdings post merger, as successor, and ADESA and IAAI independently pre-merger. The ADESA and IAAI financial data for periods ending on or prior to April 19, 2007, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in KAR Holdings having an entirely new capital structure, which results in significant differences between ADESA and IAAI pre-merger and KAR Holdings post-merger in the stockholders’ equity sections of the financial statements. In addition, the successor incurred debt issuance costs and $2,590 million of debt in connection with the merger. The $662.6 million of debt related to ADESA’s and IAAI’s credit facilities and notes was paid off in connection with the merger and contribution ($318.0 million for ADESA and $344.6 million for IAAI). As a result, interest expense, debt and debt issuance costs are not comparable between the pre-merger and the post-merger companies. Certain adjustments have been made to increase or decrease the carrying amount of assets and liabilities as a result of estimates and certain reasonable assumptions, which, in certain instances, has resulted in changes to amortization and depreciation expense amounts.

Executive Overview

The decline in retail used vehicle sales experienced over the last few years continued in the first quarter of 2008. Retail used vehicle sales were down approximately 1.5% for the three months ended March 31, 2008 as compared with the same period in 2007. This decline has continued to impact demand and used vehicle auction volumes. The Company believes that the weak retail used vehicle market is the result of several factors including used cars being priced high relative to discounted new vehicles, slow economic growth and negative equity on longer term used vehicle loans. In addition, new vehicle sales also experienced a decline of approximately 8% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. A decline in new vehicle sales generally results in a reduction in trade-in volumes and auction volumes.

Wholesale used vehicle prices were down in March 2008 and averaged $10,002 as compared with $10,253 in March 2007, according to ADESA Analytical Services’ monthly analysis of Wholesale Used Vehicle Prices by Vehicle Model Class. Furthermore, high fuel prices are contributing to consumer decisions as used compact car prices continued to rise while prices for larger used vehicles fell in March 2008 compared with March 2007.

Salvage vehicle supplies were fairly strong throughout the industry during the first three months of 2008, primarily as a result of severe weather throughout the country. The Company believes increased complexity in vehicles contributes to a larger number of insurance claims resulting in a total loss. The percentage of claims resulting in total losses continues at a high level.

During the first quarter of 2008, the Company completed the acquisitions of 14 auction sites, of which 13 are now part of the IAAI segment and one which is now part of the ADESA Auctions segment. The acquisitions expanded the Company’s national service coverage and provided additional geographic support to existing markets.

The Company believes it is well positioned in both the used vehicle auction and salvage auction industries which have demonstrated long-term stability. The Company is one of the top three players in most markets in which it operates in an industry with high barriers (facilities, technology and expertise) to entry. ADESA Auctions and IAAI are able to serve the diverse and multi-faceted needs of customers through the wide range of services offered at their facilities. The Company’s business model consistently generates substantial operating cash flow, which can be used to fund growth initiatives with minimal inventory risk.

AFC is a leading provider of floorplan financing to independent used vehicle dealers. Over the last several months, used vehicle dealers have experienced a significant decline in sales which has resulted in an increased number of dealers defaulting on their loans resulting in increased credit losses for both loans held and sold. In addition, AFC operates in a rate sensitive environment. The recent decline in interest rates and volatility in the credit markets has led to reduced revenues and the narrowing of interest rate spreads at AFC.

Seasonality

The volume of vehicles sold at the Company’s auctions generally fluctuates from quarter to quarter. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.

Results of Operations

The Company’s revenue is derived from auction fees and related services at its whole car and salvage auction facilities and dealer financing fees and net interest income at AFC. Although auction revenues primarily include the auction services and related fees, the Company’s related receivables and payables include the value of the vehicles sold. AFC’s net revenue consists primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Prior to April 19, 2007, ADESA, Inc.’s operations were grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. These three operating segments were aggregated into two reportable business segments: Auction Services Group (used vehicle auctions and Impact salvage auctions) and Dealer Services Group (AFC and related businesses). Prior to April 19, 2007, IAAI operated in a single business segment. Concurrent with the merger transaction, KAR Holdings established three reportable business segments: ADESA Auctions, IAAI and AFC. ADESA’s Impact salvage auctions operating segment was combined with IAAI. For comparative purposes, ADESA Impact’s results of operations are included in the IAAI segment for all periods presented below. These reportable segments offer different services, have distinct suppliers and buyers of vehicles and are managed separately based on the fundamental differences in their operations.

Operating Results Summary for the Three Months Ended March 31, 2008

The merger transactions described in “—Merger Transactions,” were completed on April 20, 2007. Pro forma adjustments have been made to the historical combined statement of income for the three months ended March 31, 2007 as if the merger transactions had been completed on January 1, 2007. These adjustments help make the results of operations for the three months ended March 31, 2007 comparable to the results of operations for the three months ended March 31, 2008.

The following unaudited pro forma condensed results of operations for the three months ended March 31, 2007 are based on the combined financial statements of ADESA and IAAI, appearing elsewhere in this Form 10-Q, as adjusted to combine the financial statements of ADESA Impact and IAAI and to illustrate the estimated pro forma effects of the merger transactions as if they had occurred on January 1, 2007. KAR Holdings had no operations during the three months ended March 31, 2007.

The unaudited pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma condensed results are presented for informational purposes only. The unaudited pro forma condensed results do not purport to represent what KAR Holdings’ results of operations would have been had the merger transactions actually occurred on the dates indicated and they do not purport to project KAR Holdings’ results of operations for any future period.

The March 31, 2007 unaudited pro forma condensed combined results of operations should be read in conjunction with the information contained in the financial statements and related notes thereto, appearing elsewhere in this Form 10-Q. The pro forma adjustments inherent in the segment results presented below include: pro forma interest expense resulting from the new capital structure; pro forma depreciation and amortization expense resulting from the new basis of property and equipment and intangible assets; and adjustments to selling, general and administrative expenses for the annual sponsor advisory fees. In addition, certain human resources and information technology costs that ADESA had historically allocated to its segments and certain professional fees historically recorded at the segments were reclassified to the holding company for all periods presented. Transaction expenses, representing legal and professional fees, were also removed from 2007 operating results.

Overview of Results of KAR Holdings for the Three Months Ended March 31, 2008 and Pro Forma Results for the Three Months Ended March 31, 2007

	Three Months Ended March 31,
(In millions)	2008	2007 (Pro Forma)
Revenues
ADESA Auction Services	$285.1	$235.9
IAAI Salvage Services	142.1	122.8
AFC	34.9	37.7

Total revenues	462.1	396.4
Cost of services*	265.6	214.2

Gross profit*	196.5	182.2
Selling, general and administrative	95.9	85.3
Depreciation and amortization	47.3	47.3

Operating profit	53.3	49.6
Interest expense	57.6	57.6
Other (income) expense	2.6	(1.4)

Income (loss) from continuing operations before income taxes	(6.9)	(6.6)
Income taxes	(3.7)	(2.8)

Income (loss) from continuing operations	($3.2)	($3.8)

*	Exclusive of depreciation and amortization

For the three months ended March 31, 2008, the Company had revenue of $462.1 million compared with revenue of $396.4 million for the three months ended March 31, 2007, an increase of 17%.

ADESA Auctions Results

	Three Months Ended March 31,
(In millions)	2008	2007 (Pro Forma)
ADESA Auction Services revenue	$285.1	$235.9
Cost of services*	165.7	127.0

Gross profit*	119.4	108.9
Selling, general and administrative	57.7	47.3
Depreciation and amortization	23.7	23.7

Operating profit	$38.0	$37.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $49.2 million, or 21%, to $285.1 million for the three months ended March 31, 2008, compared with $235.9 million for the three months ended March 31, 2007. The increase in revenue was primarily a result of a 10% increase in revenue per vehicle sold for the three months ended March 31, 2008, compared with the three months ended March 31, 2007, and a 10% increase in the number of vehicles sold.

A 10% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $28.7 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $17.1 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases and higher wholesale used vehicle values resulted in increased ADESA Auctions revenue of approximately $3.6 million. Fluctuations in the Canadian exchange rate increased revenue by approximately $8.0 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

The total number of wholesale vehicles sold at ADESA Auctions increased 10% for the three months ended March 31, 2008 compared with three months ended March 31, 2007, resulting in an increase in ADESA Auctions revenue of approximately $20.5 million. Approximately 6% of the volume sold increase was attributable to acquisitions and approximately 4% was representative of same store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, was 63.1% for the three months ended March 31, 2008 compared with 66.2% for the three months ended March 31, 2007. The decline in conversion rates is representative of weak demand as a result of a weak retail sales environment leading to soft wholesale used vehicle prices. Furthering the decline in conversion rates was a mix shift towards repossessed vehicles and off-lease vehicles and away from program vehicles from the manufacturers. Program vehicles typically have higher conversion rates than repossessed vehicles and off-lease vehicles.

Gross Profit

For the three months ended March 31, 2008, gross profit in the ADESA Auctions segment increased $10.5 million, or 10%, to $119.4 million. Gross margin for ADESA Auctions was 41.9% of revenue for the three months ended March 31, 2008 compared with 46.2% of revenue for the three months ended March 21, 2007. A nearly 1.4% decrease in margins as a percentage of revenues resulted from increased transportation expenses, not matched by an increase in transportation revenues. The remaining gross margin percentage decline resulted from factors including increased rent expense, lower margin acquisitions and additional labor associated with handling incremental vehicles.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $10.4 million, or 22%, to $57.7 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007, primarily due to $3.0 million of consulting and travel costs related to process improvement initiatives, $2.5 million of costs at acquired sites, a $1.7 million increase in bad debt expense, $1.4 million of fluctuations in the Canadian exchange rate and $0.7 million of marketing costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Three Months Ended March 31,
(In millions)	2008	2007 (Pro Forma)
IAAI Salvage Services revenue	$142.1	$122.8
Cost of services*	91.1	79.5

Gross profit*	51.0	43.3
Selling, general and administrative	17.8	18.1
Depreciation and amortization	15.6	15.6

Operating profit	$17.6	$9.6

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $19.3 million, or 16%, to $142.1 million for the three months ended March 31, 2008, compared with $122.8 million for the three months ended March 31, 2007. The increase in revenue was a result of a 12% increase in salvage vehicles sold combined with a slight increase in revenue per vehicle sold, during the three months ended March 31, 2008. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields of 7% in addition to growth in vehicles sold on a same-store basis of 5%.

Gross Profit

For the three months ended March 31, 2008, gross profit at IAAI increased to $51.0 million, or 36% of revenue, compared with $43.3 million, or 35% of revenue, for the three months ended March 31, 2007. Cost of services increased 15% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes; however, cost of services increased at a slightly lower rate than revenues. IAAI experienced an increase in tow costs of $3.9 million primarily due to increased fuel costs and related tow charges and an increase in the number vehicles towed. In addition, IAAI experienced increases in wages and auction expenses as a result of the increase in the number of cars sold. Occupancy costs, primarily rent, increased as a result of acquiring 14 new auction sites since the first quarter of 2007.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $0.3 million, or 2%, to $17.8 million for the three months ended March 31, 2008, compared with $18.1 million for the three months ended March 31, 2007. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in stock compensation expense of $2.4 million offset by an increase of $1.0 million in incentive compensation based on the performance of IAAI in the first quarter, an increase in legal expenses of $0.7 million and an increase in integration costs of $0.4 million.

AFC Results

	Three Months Ended March 31,
(In millions except volumes and per loan amounts)	2008	2007 (Pro Forma)
AFC revenue
Securitization income	$14.8	$21.6
Interest and fee income	19.6	16.4
Other revenue	1.4	0.5
Provision for credit losses	(0.9)	(0.8)

Total AFC revenue	34.9	37.7
Cost of services*	8.8	7.7

Gross profit*	26.1	30.0
Selling, general and administrative	5.4	4.5
Depreciation and amortization	6.6	6.6

Operating profit	$14.1	$18.9

Loan transactions	311,285	309,379
Revenue per loan transaction	$112	$122

*	Exclusive of depreciation and amortization

Revenue

For the three months ended March 31, 2008, AFC revenue decreased $2.8 million, or 7%, to $34.9 million, compared with $37.7 million for the three months ended March 31, 2007. A 1% increase in the number of loan transactions was offset by an 8% decrease in revenue per loan transaction for the three months ended March 31, 2008, compared with the same period in 2007. The increase in loan transactions to 311,285 for the three months ended March 31, 2008 was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $10, or 8%, primarily as a result of an increase in the provision for credit losses for both loans held and sold and decreases in net interest rate spread partially offset by increases in the average portfolio duration.

Gross Profit

For the three months ended March 31, 2008, gross profit for the AFC segment decreased $3.9 million, or 13%, to $26.1 million as a result of a 14% increase in cost of services as well as the 7% decrease in revenue. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs primarily relates to both the addition of new sites and branches and the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.9 million, or 20%, for the three months ended March 31, 2008, compared with the three months ended March 31, 2007. The increase was primarily the result of increased travel expenses, professional fees and compensation and related employee benefit costs.

Holding Company Results

	Three Months Ended March 31,
(In millions)	2008	2007 (Pro Forma)
Selling, general and administrative	$15.0	$15.4
Depreciation and amortization	1.4	1.4

Operating profit (loss)	($16.4)	($16.8)

Selling, General and Administrative Expenses

For the three months ended March 31, 2008, selling, general and administrative expenses at the holding company decreased $0.4 million, or 3%, to $15.0 million, primarily as a result of a decrease in incentive compensation and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

(In millions)	March 31, 2008	December 31, 2007
Cash and cash equivalents	$173.9	$204.1
Restricted cash	$19.6	$16.9
Working capital	$338.2	$442.1
Amounts available under credit facility	$258.9	$282.5
Cash flow from operations	$20.5	$96.8

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and loan production office. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range anywhere from one to three business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because the majority of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, the Company cannot offset the cash and the outstanding checks on its balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC’s securitization arrangements, see “—Off-Balance Sheet Arrangements”.

Credit Facilities

KAR Holdings has a $300 million revolving line of credit as part of the Company’s $1,865 million senior credit facility, from which $22.4 million was drawn as of March 31, 2008. There were related outstanding letters of credit totaling approximately $18.7 million at March 31, 2008, which reduce the amount available under the senior credit facility. In addition, the Company’s Canadian operations have a C$8 million line of credit from which $5.3 million was drawn as of March 31, 2008. There were related letters of credit outstanding totaling approximately $2.4 million at March 31, 2008, which reduce the amount available under the Canadian line of credit, but do not impact amounts available under KAR Holdings’ credit facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated senior secured leverage ratio, provided there are revolving commitments outstanding, and covenants limiting KAR’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, make capital expenditures and make investments. The leverage ratio covenants are based on consolidated Adjusted EBITDA which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the Equity Sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest expense; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; and (m) expenses incurred in connection with permitted acquisitions.

The covenants contained within the senior credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants at March 31, 2008.

On March 31, 2008, $1,553.3 million was outstanding on the term loan and $22.4 million was drawn on the revolving credit facility. In addition, $5.3 million was drawn on the Canadian line of credit as of March 31, 2008. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its senior credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA, as presented herein, are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). They are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to revenues, net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of the Company’s liquidity.

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. The Company calculates Adjusted EBITDA by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “–Liquidity and Capital Resources – Working Capital – Credit Facilities”. Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by the Company. Management uses the Adjusted EBITDA measure to evaluate the performance of the Company and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions and the pro forma cost savings per the credit agreement to Adjusted EBITDA. This measure is used by the Company’s creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to the Company’s senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters, with combined results for ADESA and IAAI prior to the merger. The calculation of Adjusted EBITDA (per the Credit Agreement) for the last twelve months ended March 31, 2008, presented below, includes a pro forma adjustment for anticipated cost savings related to the merger totaling $10.5 million net of realized cost savings. The adjustment relates to anticipated costs savings for redundant selling, general and administrative costs for the salvage operations.

The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended March 31, 2008
(In millions)	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Net income (loss)	($7.3)	($8.6)	($34.3)	($3.2)	($53.4)
Add back:
Income taxes	4.6	3.7	(16.5)	(3.7)	(11.9)
Interest expense, net of interest income	46.6	56.3	56.0	56.8	215.7
Depreciation and amortization	32.2	39.6	59.8	47.3	178.9

EBITDA	76.1	91.0	65.0	97.2	329.3
Nonrecurring charges	5.7	4.9	12.4	6.8	29.8
Nonrecurring transaction charges	22.4	—	—	—	22.4
Noncash charges	1.0	0.9	9.5	6.4	17.8
Advisory services	0.8	0.9	0.8	0.9	3.4

Adjusted EBITDA	106.0	97.7	87.7	111.3	402.7
Pro forma impact of recent acquisitions	4.5	3.9	0.1	1.1	9.6
Pro forma cost savings per the Credit Agreement				3.0	3.0

Adjusted EBITDA per the Credit Agreement	$110.5	$101.6	$87.8	$115.4	$415.3

Summary of Cash Flows

(In millions)	Three Months Ended March 31, 2008
Net cash provided by (used for):
Operating activities	$20.5
Investing activities	(142.6)
Financing activities	93.8
Effect of exchange rate on cash	(1.9)

Net decrease in cash and cash equivalents	($30.2)

KAR Holdings’ cash flow initiatives include growing the used vehicle, salvage vehicle and dealer financing businesses internally by relocating/expanding facilities, broadening service offerings and improving operating efficiencies and externally through acquisitions.

Cash flow from operating activities was $20.5 million for the three months ended March 31, 2008. Operating cash flow was favorably impacted by non-cash charges for depreciation and amortization, amortization of debt issue costs and other non-cash transactions, partially offset by changes in operating assets and liabilities.

Net cash used for investing activities was $142.6 million for the three months ended March 31, 2008 and is primarily representative of several acquisitions the Company completed. In addition, $20.5 million has been expended for capital items. For a discussion of the Company’s capital expenditures, see “—Capital Expenditures” below.

Net cash provided by financing activities was $93.8 million for the three months ended March 31, 2008. Cash provided by financing activities is primarily representative of an increase in book overdrafts as well as borrowings on the Company’s lines of credit.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2008 totaled $20.5 million. Combined capital expenditures for ADESA and IAAI (excluding acquisitions and other investments) for the year ended December 31, 2007 totaled $79.4 million. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $94 million for fiscal year 2008. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure, and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

Acquisitions

In January 2008, IAAI completed the purchase of assets of B&E Auto Auction in Henderson, Nevada which services the Southern Nevada region, including Las Vegas. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Western states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2023. Initial annual lease payments for the facility are approximately $1.2 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., 11 independently owned Salvage auctions in Georgia, North Carolina, Tennessee, Mississippi and Kentucky (collectively referred to as “Verastar”). These site acquisitions expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern States. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facility are approximately $2.6 million per year. Financial results for these acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, ADESA completed the purchase of certain assets of Pennsylvania Auto Dealer Exchange (“PADE”), PADE Financial Services (“PFS”) and Conewago Partners, LP, an independent used vehicle auction in York, Pennsylvania. This acquisition complements the Company’s geographic presence in the northeast. The auction is comprised of approximately 146 acres and includes 11 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included land, buildings, accounts receivable, operating equipment and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. IAAI plans to combine the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions will be relocated to a new site, which will be shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 14 auctions acquired in the first quarter of 2008 was approximately $121.3 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $35.1 million to other intangible assets, representing the fair value of acquired customer relationships and non competes which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $70.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at March 31, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At March 31, 2008, AFC managed total finance receivables of $857.6 million, of which $746.7 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $551.0 million and $522.0 million at March 31, 2008 and December 31, 2007, respectively. Finance receivables include $41.6 million and $29.4 million classified as held for sale and $188.0 million and $225.0 million classified as held for investment at March 31, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $59.3 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at March 31, 2008 and December 31, 2007, respectively. The face amount of these receivables was $66.9 million and $99.3 million at March 31, 2008 and December 31, 2007, respectively.

AFC’s allowance for losses of $8.0 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $5.6 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at March 31, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve equal to 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. After the occurrence of a termination event, as defined in the agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At March 31, 2008, the Company was in compliance with the covenants contained in the securitization agreement and the Company’s credit facility.

Critical Accounting Estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of operations and financial condition of the Company include: uncollectible receivables and allowance for credit losses and doubtful accounts, goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies and income taxes.

In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on the Company’s financial statements.

KAR Holdings continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Special Financial Report Pursuant to Rule 15d-2 for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. In addition, the Company’s most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Special Financial Report Pursuant to Rule 15d-2 for the year ended December 31, 2007, which includes audited financial statements.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three months ended March 31, 2008. See Note 10 of the Notes to the Consolidated Financial Statements, included elsewhere in this document, for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This standard is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and has elected not to measure any current eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The statement establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. This standard is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51. The statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As SFAS 161 only applies to financial statement disclosures, it will not have a material impact on the consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Holdings, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net loss by approximately $2.0 million for the three months ended March 31, 2008. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses an interest rate swap agreement to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate swap agreement as a cash flow hedge. The earnings impact of the interest rate swap designated as a cash flow hedge is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first three months of 2008.

In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009 and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At March 31, 2008 and December 31, 2007, the fair value of the interest rate swap agreement was a $30.6 million and a $17.9 million unrealized loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At March 31, 2008, there was a net unrealized loss totaling $19.3 million, net of tax benefits of $11.3 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three months ended March 31, 2008 would have resulted in an increase in interest expense of approximately $2.3 million.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act).

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements in the Company’s Special Financial Report pursuant to Exchange Act Rule 15d-2 for the year ended December 31, 2007. No material legal proceedings have commenced or been terminated during the period covered by this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in the “Risk Factors” section of the Company’s Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on February 14, 2008. The risk factors could materially affect KAR Holdings’ business, financial condition or future results. The risks described in the Company’s Registration Statement on Form S-4 are not the only risks facing the Company. Additional risks and uncertainties not currently known to KAR Holdings or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6. Exhibits

(a) Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Holdings, Inc.

(Registrant)

Date: May 13, 2008	/s/ Eric M. Loughmiller
Eric M. Loughmiller Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X