Form 10-Q
period 2008-06-30
KAR Holdings, Inc.
filed 2008-08-12
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 31, 2008, 10,685,566 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Holdings, Inc.

The financial statements referred to below include the financial statements of KAR Holdings, Inc. as of and for the three and six months ended June 30, 2008. KAR Holdings, Inc. had no operations until the consummation of the merger of ADESA, Inc. (together with its subsidiaries, “ADESA”) and combination of Insurance Auto Auctions, Inc. (together with its subsidiaries, “IAAI”) on April 20, 2007, after which ADESA and IAAI became wholly owned subsidiaries of KAR Holdings, Inc. As such, the historical financial statements of ADESA and IAAI are presented for the periods prior to April 20, 2007, as noted below.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Income

(Operations Commenced April 20, 2007)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues
ADESA Auction Services	$291.2	$190.9	$576.3	$190.9
IAAI Salvage Services	148.5	90.7	290.6	90.7
AFC	28.8	28.5	63.7	28.5

Total operating revenues	468.5	310.1	930.6	310.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	265.9	169.2	531.5	169.2
Selling, general and administrative	96.6	63.8	192.5	63.8
Depreciation and amortization	45.0	27.1	92.3	27.1

Total operating expenses	407.5	260.1	816.3	260.1

Operating profit	61.0	50.0	114.3	50.0
Interest expense	51.8	45.4	109.4	45.4
Other (income) expense, net	(1.8)	(2.8)	0.8	(2.8)

Income before income taxes	11.0	7.4	4.1	7.4
Income taxes	4.8	2.8	1.1	2.8

Net income	$6.2	$4.6	$3.0	$4.6

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$147.5	$204.1
Restricted cash	12.2	16.9
Trade receivables, net of allowances of $8.2 (2008) and $6.3 (2007)	372.8	278.3
Finance receivables, net of allowances of $7.8 (2008) and $7.5 (2007)	228.8	246.9
Retained interests in finance receivables sold	70.2	71.5
Deferred income tax assets	28.6	29.3
Other current assets	53.8	54.8

Total current assets	913.9	901.8

Other assets
Goodwill	1,676.1	1,617.6
Customer relationships, net of accumulated amortization of $78.8 (2008) and $44.9 (2007)	858.1	844.4
Other intangible assets, net of accumulated amortization of $27.0 (2008) and $15.7 (2007)	249.1	251.4
Unamortized debt issuance costs	76.0	81.6
Other assets	64.3	60.8

Total other assets	2,923.6	2,855.8

Property and equipment, net of accumulated depreciation of $112.2 (2008) and $65.8 (2007)	771.0	773.2

Total assets	$4,608.5	$4,530.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions, except share and par value data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$389.5	$292.8
Accrued employee benefits and compensation expenses	47.0	54.8
Accrued interest	18.1	16.4
Other accrued expenses	97.2	80.1
Current maturities of long-term debt	21.0	15.6

Total current liabilities	572.8	459.7

Non-current liabilities
Long-term debt	2,593.2	2,601.1
Deferred income tax liabilities	367.4	378.1
Other liabilities	65.3	78.3

Total non-current liabilities	3,025.9	3,057.5

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,685,566 (2008)
10,686,316 (2007)	0.1	0.1
Additional paid-in capital	1,028.9	1,027.9
Retained earnings (deficit)	(38.5)	(41.5)
Accumulated other comprehensive income	19.3	27.1

Total stockholders’ equity	1,009.8	1,013.6

Total liabilities and stockholders’ equity	$4,608.5	$4,530.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	10.7	$0.1	$1,027.9	$(41.5)	$27.1	$1,013.6

Comprehensive loss:
Net income		—	—	3.0	—	3.0
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap		—	—	—	(0.1)	(0.1)
Foreign currency translation		—	—	—	(7.7)	(7.7)

Comprehensive loss		—	—	3.0	(7.8)	(4.8)
Stock-based compensation expense		—	1.1	—	—	1.1
Repurchase of common stock		—	(0.1)	—	—	(0.1)

Balance at June 30, 2008	10.7	$0.1	$1,028.9	$(38.5)	$19.3	$1,009.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Cash Flows

(Operations Commenced April 20, 2007)

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$3.0	$4.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.3	27.1
Provision for credit losses	4.8	0.4
Deferred income taxes	(15.3)	—
Amortization of debt issuance costs	6.8	2.6
Stock-based compensation expense	2.6	—
Other non-cash, net	4.2	0.2
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	21.9	1.7
Retained interests in finance receivables sold	1.3	(2.9)
Trade receivables and other assets	(83.9)	54.1
Accounts payable and accrued expenses	53.8	(28.9)

Net cash provided by operating activities	91.5	58.9

Investing activities
Net (increase) decrease in finance receivables held for investment	(6.5)	7.9
Acquisition of businesses, net of cash acquired	(131.9)	(0.6)
Purchases of property, equipment and computer software	(45.7)	(13.7)
Purchase of other intangibles	—	(0.1)
Proceeds from sale of property and equipment	0.1	—
Decrease in restricted cash	4.7	0.8

Net cash used by investing activities	(179.3)	(5.7)

Financing activities
Net increase in book overdrafts	37.0	21.3
Net borrowings on lines of credit	5.4	—
Payments for debt issuance costs	(1.2)	—
Payments on long-term debt	(7.8)	—
Payments on capital leases	(0.1)	—
Contributed capital	—	2.9
Repurchase of common stock	(0.1)	—

Net cash provided by financing activities	33.2	24.2

Effect of exchange rate changes on cash	(2.0)	0.2

Net increase (decrease) in cash and cash equivalents	(56.6)	77.6
Cash and cash equivalents at beginning of period	204.1	232.7

Cash and cash equivalents at end of period	$147.5	$310.3

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2008 (Unaudited)

Note 1—Organization, Basis of Presentation and Nature of Operations

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in the Notes to the Consolidated Financial Statements included in the Special Financial Report Pursuant to Rule 15d-2 for the year ended December 31, 2007, which includes audited financial statements, and was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008.

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Special Financial Report Pursuant to Rule

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

15d-2 for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 27, 2008. The 2007 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of operations

As of June 30, 2008, the network of 60 ADESA whole car auctions and 149 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership of the vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 96 loan production offices located throughout North America. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from ADESA auctions, IAAI auctions, independent auctions, auctions affiliated with other auction networks and non-auction purchases.

Note 2—Merger Transactions

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Fair Value of Assets Acquired and Liabilities Assumed

The merger was recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The estimates of the fair value of assets and liabilities are based on valuations, and management believes the valuations and estimates are a reasonable basis for the allocation of the purchase price. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in millions):

Current assets	$1,060.5
Property, plant and equipment	757.3
Goodwill	1,590.0
Customer relationships	864.9
Other intangible assets	259.8
Other assets	46.5

Total assets	$4,579.0

Current liabilities	$563.3
Long-term debt	685.7
Deferred income tax liabilities	418.7
Other liabilities	72.3

Total liabilities	$1,740.0

Net assets acquired	$2,839.0

Note 3—New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three and six months ended June 30, 2008. See Note 10 for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The statement establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. This standard is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on any acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51. The statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 160 will have on the consolidated financial statements.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on the consolidated financial statements.

Note 4—Acquisitions

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

entered into an operating lease obligation related to the facility through 2023. Initial annual lease payments for the facility are approximately $1.2 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., 11 independently owned Salvage auctions in Georgia, North Carolina, Tennessee, Alabama and Kentucky (collectively referred to as “Verastar”). These site acquisitions expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern States. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facilities are approximately $2.6 million per year. Financial results for these acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition.

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

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. During the third quarter of 2008, IAAI plans to combine the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions will be relocated to a new site, which will be shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In May 2008, IAAI completed the purchase of certain assets of Joe Horisk’s Salvage Pool in Newcastle, Delaware. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding states. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2013. Initial annual lease payments for the facility are approximately $0.1 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 15 auctions acquired in the first six months of 2008 was approximately $130.1 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $51.4 million to other intangible assets, representing the fair value of acquired customer relationships and noncompete agreements which will be amortized over their expected useful lives. The preliminary purchase price

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

allocations resulted in aggregate goodwill of $57.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

In July 2008, ADESA completed the purchase of Live Global Bid, Inc. (“LGB”), a leading provider of Internet-based auction software and services. The LGB technology allows auction houses to broadcast their auctions through simultaneous audio and visual feeds to all participating Internet users from any location. The acquisition is expected to enhance and expand ADESA’s e-business product line. ADESA has used LGB’s bidding product under the name “LiveBlock” since 2004 and has owned approximately 18 percent of LGB on a fully diluted basis since 2005. Financial results for this acquisition will be included in the Company’s consolidated financial statements from the date of acquisition.

Note 5—Stock-Based Compensation Plans

The compensation cost that was charged against income for all stock-based compensation plans was $1.5 million and $2.6 million for the three and six months ended June 30, 2008, respectively, and the total income tax benefit recognized in the Consolidated Statement of Operations for stock-based compensation agreements was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008. The Company did not record any stock-based compensation cost for the period April 20, 2007 through June 30, 2007 and the Company did not capitalize any stock-based compensation cost in the six months ended June 30, 2008 or 2007.

Note 6—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at June 30, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At June 30, 2008, AFC managed total finance receivables of $809.8 million, of which $690.9 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $503.0 million and $522.0 million at June 30, 2008 and December 31, 2007, respectively. Finance receivables include $32.9 million and $29.4 million classified as held for sale and $203.7 million and $225.0 million classified as held for investment at June 30, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $65.6 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at June 30, 2008 and December 31, 2007, respectively. The face amount of these receivables was $74.9 million and $99.3 million at June 30, 2008 and December 31, 2007, respectively.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

AFC’s allowance for losses of $7.8 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $5.1 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at June 30, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 or 3 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement. After the occurrence of a termination event, as defined in the securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At June 30, 2008, the Company was in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2008		Net Credit Losses Three Months Ended June 30, 2008	Net Credit Losses Six Months Ended June 30, 2008
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$219.1	$9.0	$0.6	$1.0
Special purpose loans	17.5	—	—	—

Finance receivables held	$236.6	$9.0	$0.6	$1.0

Receivables sold	503.0
Retained interests in finance receivables sold	70.2

Total receivables managed	$809.8

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

The net credit losses for receivables sold approximated $7.4 million and $14.6 million for the three and six months ended June 30, 2008.

	December 31, 2007		Net Credit Losses From April 20 – June 30, 2007
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$234.3	$10.2	$0.1
Special purpose loans	20.1	—	—

Finance receivables held	$254.4	$10.2	$0.1

Receivables sold	522.0
Retained interests in finance receivables sold	71.5

Total receivables managed	$847.9

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

(in millions)	Six Months Ended June 30, 2008	For the Period April 20 – June 30, 2007
Proceeds from sales of finance receivables	$2,480.6	$1,042.2
Servicing fees received	$9.3	$3.0
Proceeds received on retained interests in finance receivables sold	$52.3	$19.5

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $70.2 million and $71.5 million at June 30, 2008 and December 31, 2007, respectively. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 7—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	June 30, 2008	December 31, 2007
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,549.3	$1,557.2
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Capital lease obligation	5.0%	December 01, 2013	34.5	34.5
Canadian line of credit	Prime or BA + 1%	August 31, 2008	5.4	—

Total debt			2,614.2	2,616.7
Less current portion of long-term debt			21.0	15.6

Long-term debt			$2,593.2	$2,601.1

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Credit Facilities

As part of the merger transactions, the Company entered into new senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan. Letters of credit reducing the available line of credit were $18.7 million at June 30, 2008. Principal payments totaling $15.6 million on the Company’s term loan are due over the next twelve months. In addition, commencing with the fiscal year ending December 31, 2008, the Company is subject to a potential prepayment on the term loan as described in the following sentence. If there is any excess cash flow, as defined in the loan documents for the Company’s senior secured credit facility, the Company shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. The senior secured credit facilities are guaranteed by KAR Holdings, LLC and each of the Company’s direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and the capital stock of the Company and each of its direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The credit agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving commitments outstanding. There were no revolving commitments outstanding at June 30, 2008. The Company was in compliance with the covenants in the credit facility at June 30, 2008, except for an immaterial issue that has been resolved.

Note 8—Derivatives

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

The Company has designated its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At June 30, 2008, the fair value of the interest rate swap agreement was an $18.1 million unrealized loss recorded in “Other accrued expenses” on the Consolidated Balance Sheet. At December 31, 2007, the fair value of the interest rate swap agreement was a $17.9 million unrealized loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At June 30, 2008, there was a net unrealized loss totaling $11.4 million, net of tax benefits of $6.7 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	For the Period April 20 – June 30, 2007
Net income	$6.2	$3.0	$4.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.4	(7.7)	15.1
Unrealized gain (loss) on interest rate swap	7.9	(0.1)	—

Comprehensive income (loss)	$15.5	$(4.8)	$19.7

The composition of “Accumulated other comprehensive income” at June 30, 2008 consisted of the net unrealized loss on the interest rate swap of $11.4 million, a $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gains of $30.5 million. The composition of “Accumulated other comprehensive income” at December 31, 2007 consisted of the net unrealized loss on the interest rate swap of $11.3 million, a $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gains of $38.2 million.

Note 10—Fair Value Measurements

As discussed in Note 3, on January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3—Unobservable inputs based on the Company’s assumptions.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008 (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$70.2	$—	$—	$70.2

Liabilities:
Interest rate swap	$18.1	$—	$18.1	$—

Retained Interest—representative of the retained interests in finance receivables sold. The fair value of the retained interests is based upon estimates of future cash flows, using assumptions that market participants would

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Interest Rate Swap—under the interest rate swap agreement, the Company pays a fixed LIBOR rate on a portion of the Term Loan B credit facility and receives a variable LIBOR rate. The fair value of the interest rate swap is based on quoted market prices for similar instruments from a commercial bank.

Note 11—Segment Information

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

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended June 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$291.2	$148.5	$28.8	$—	$468.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	164.4	92.4	9.1	—	265.9
Selling, general and administrative	59.5	16.6	3.5	17.0	96.6
Depreciation and amortization	22.4	15.6	6.4	0.6	45.0

Total operating expenses	246.3	124.6	19.0	17.6	407.5

Operating profit (loss)	44.9	23.9	9.8	(17.6)	61.0

Interest expense	0.5	—	—	51.3	51.8
Other (income) expense, net	(1.1)	0.1	—	(0.8)	(1.8)
Intercompany	9.9	10.6	0.3	(20.8)	—

Income (loss) before income taxes	35.6	13.2	9.5	(47.3)	11.0
Income taxes	13.0	5.4	3.7	(17.3)	4.8

Net income (loss)	$22.6	$7.8	$5.8	$(30.0)	$6.2

Assets	$3,049.8	$1,240.5	$902.2	$(584.0)	$4,608.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the six months ended June 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$576.3	$290.6	$63.7	$—	$930.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	330.1	183.5	17.9	—	531.5
Selling, general and administrative	117.2	34.4	8.9	32.0	192.5
Depreciation and amortization	46.1	31.2	13.0	2.0	92.3

Total operating expenses	493.4	249.1	39.8	34.0	816.3

Operating profit (loss)	82.9	41.5	23.9	(34.0)	114.3

Interest expense (income)	1.0	(0.1)	—	108.5	109.4
Other (income) expense, net	(1.7)	(0.4)	—	2.9	0.8
Intercompany	19.4	18.3	0.7	(38.4)	—

Income (loss) before income taxes	64.2	23.7	23.2	(107.0)	4.1
Income taxes	24.8	9.7	8.9	(42.3)	1.1

Net income (loss)	$39.4	$14.0	$14.3	$(64.7)	$3.0

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the period April 20, 2007 through June 30, 2007 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$190.9	$90.7	$28.5	$—	$310.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	104.2	58.9	6.1	—	169.2
Selling, general and administrative	38.5	11.7	3.3	10.3	63.8
Depreciation and amortization	12.4	9.2	4.7	0.8	27.1

Total operating expenses	155.1	79.8	14.1	11.1	260.1

Operating profit (loss)	35.8	10.9	14.4	(11.1)	50.0

Interest expense	0.3	—	—	45.1	45.4
Other (income) expense, net	(1.5)	(0.2)	—	(1.1)	(2.8)
Intercompany	(1.7)	0.1	0.4	1.2	—

Income (loss) before income taxes	38.7	11.0	14.0	(56.3)	7.4

Income taxes	14.8	4.3	5.4	(21.7)	2.8

Net income (loss)	$23.9	$6.7	$8.6	$(34.6)	$4.6

Note 12—Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $1.7 million and $1.9 million at June 30, 2008 and December 31, 2007, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

Note 13—Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statement of cash flows as of and for the three and six months ended June 30, 2008 for KAR Holdings, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Holdings on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Holdings, Inc. and notes thereto.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$357.1	$111.4	$—	$468.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	220.4	45.5	—	265.9
Selling, general and administrative	2.3	82.0	12.3	—	96.6
Depreciation and amortization	—	39.1	5.9	—	45.0

Total operating expenses	2.3	341.5	63.7	—	407.5

Operating profit (loss)	(2.3)	15.6	47.7	—	61.0
Interest expense	51.3	0.5	—	—	51.8
Other (income) expense, net	—	(1.4)	(0.4)	—	(1.8)
Intercompany charges	(18.3)	8.7	9.6	—	—

Income (loss) before income taxes	(35.3)	7.8	38.5	—	11.0
Income taxes (benefit)	(12.9)	3.5	14.2	—	4.8

Net income (loss)	$(22.4)	$4.3	$24.3	$—	$6.2

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$717.8	$212.8	$—	$930.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	445.0	86.5	—	531.5
Selling, general and administrative	4.0	163.8	24.7	—	192.5
Depreciation and amortization	—	80.3	12.0	—	92.3

Total operating expenses	4.0	689.1	123.2	—	816.3

Operating profit (loss)	(4.0)	28.7	89.6	—	114.3
Interest expense	108.5	0.9	—	—	109.4
Other (income) expense, net	—	1.5	(0.7)	—	0.8
Intercompany charges	(33.6)	14.2	19.4	—	—

Income (loss) before income taxes	(78.9)	12.1	70.9	—	4.1
Income taxes (benefit)	(31.2)	5.7	26.6	—	1.1

Net income (loss)	$(47.7)	$6.4	$44.3	$—	$3.0

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$117.4	$30.1	$—	$147.5
Restricted cash	—	3.6	8.6	—	12.2
Trade receivables, net of allowances	—	330.5	52.6	(10.3)	372.8
Finance receivables, net of allowances	—	6.2	222.6	—	228.8
Retained interests in finance receivables sold	—	—	70.2	—	70.2
Deferred income tax assets	—	28.6	—	—	28.6
Other current assets	0.5	42.7	10.6	—	53.8

Total current assets	0.5	529.0	394.7	(10.3)	913.9

Other assets
Investments in and advances to affiliates, net	2,497.9	256.9	17.1	(2,771.9)	—
Goodwill	—	1,672.2	3.9	—	1,676.1
Customer relationships, net of accumulated amortization	—	729.0	129.1	—	858.1
Other intangible assets, net of accumulated amortization	—	248.9	0.2	—	249.1
Unamortized debt issuance costs	76.0	—	—	—	76.0
Other assets	—	63.0	1.3	—	64.3

Total other assets	2,573.9	2,970.0	151.6	(2,771.9)	2,923.6

Property and equipment, net of accumulated depreciation	—	620.5	150.5	—	771.0

Total assets	$2,574.4	$4,119.5	$696.8	$(2,782.2)	$4,608.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$366.7	$33.1	$(10.3)	$389.5
Accrued employee benefits and compensation expenses	—	42.0	5.0	—	47.0
Accrued interest	15.6	—	2.5	—	18.1
Other accrued expenses	18.4	69.2	9.6	—	97.2
Current maturities of long- term debt	15.6	—	5.4	—	21.0

Total current liabilities	49.6	477.9	55.6	(10.3)	572.8

Non-current liabilities
Long-term debt	1,698.7	713.1	181.4	—	2,593.2
Deferred income tax liabilities	(6.7)	337.6	36.5	—	367.4
Other liabilities	7.4	55.9	2.0	—	65.3

Total non-current liabilities	1,699.4	1,106.6	219.9	—	3,025.9
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	825.4	2,535.0	421.3	(2,771.9)	1,009.8

Total liabilities and stockholders’ equity	$2,574.4	$4,119.5	$696.8	$(2,782.2)	$4,608.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$172.3	$31.8	$—	$204.1
Restricted cash	—	7.9	9.0	—	16.9
Trade receivables, net of allowances	—	255.8	34.6	(12.1)	278.3
Finance receivables, net of allowances	—	5.1	241.8	—	246.9
Retained interests in finance receivables sold	—	—	71.5	—	71.5
Deferred income tax assets	—	28.6	0.7	—	29.3
Other current assets	0.3	46.0	8.5	—	54.8

Total current assets	0.3	515.7	397.9	(12.1)	901.8

Other assets
Investments in and advances to affiliates, net	2,696.3	131.5	—	(2,827.8)	—
Goodwill	—	1,613.3	4.3	—	1,617.6
Customer relationships, net of accumulated amortization	—	706.8	137.6	—	844.4
Other intangible assets, net of accumulated amortization	—	251.1	0.3	—	251.4
Unamortized debt issuance costs	81.6	—	—	—	81.6
Other assets	—	59.2	1.6	—	60.8

Total other assets	2,777.9	2,761.9	143.8	(2,827.8)	2,855.8

Property and equipment, net of accumulated depreciation	—	615.6	157.6	—	773.2

Total assets	$2,778.2	$3,893.2	$699.3	$(2,839.9)	$4,530.8

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$283.6	$21.3	$(12.1)	$292.8
Accrued employee benefits and compensation expenses	—	46.9	7.9	—	54.8
Accrued interest	16.4	—	—	—	16.4
Other accrued expenses	1.1	72.2	6.8	—	80.1
Income taxes payable	—	—	—	—	—
Current maturities of long- term debt	15.6	—	—	—	15.6

Total current liabilities	33.1	402.7	36.0	(12.1)	459.7

Non-current liabilities
Investments by and advances from affiliates, net	—	—	55.9	(55.9)	—
Long-term debt	1,823.5	591.4	186.2	—	2,601.1
Deferred income tax liabilities	(6.6)	344.1	40.6	—	378.1
Other liabilities	23.7	53.1	1.5	—	78.3

Total non-current liabilities	1,840.6	988.6	284.2	(55.9)	3,057.5

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	904.5	2,501.9	379.1	(2,771.9)	1,013.6

Total liabilities and stockholders’ equity	$2,778.2	$3,893.2	$699.3	$(2,839.9)	$4,530.8

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2008 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$9.1	$75.0	$7.4	$—	$91.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	(3.3)	(3.2)	—	(6.5)
Acquisition of businesses, net of cash acquired	—	(131.9)	—	—	(131.9)
Purchases of property, equipment and computer software	—	(41.7)	(4.0)	—	(45.7)
Proceeds from the sale of property, equipment and computer software	—	0.1	—	—	0.1
(Increase) decrease in restricted cash	—	4.3	0.4	—	4.7

Net cash (used by) provided by investing activities	—	(172.5)	(6.8)	—	(179.3)
Financing activities
Net increase (decrease) in book overdrafts	—	42.7	(5.7)	—	37.0
Net borrowings on lines of credit	—	—	5.4	—	5.4
Payments for debt issuance costs	(1.2)	—	—	—	(1.2)
Payments on long-term debt	(7.8)	—	—	—	(7.8)
Payments on capital leases	—	(0.1)	—	—	(0.1)
Repurchase of common stock	(0.1)	—	—	—	(0.1)

Net cash provided by (used by) financing activities	(9.1)	42.6	(0.3)	—	33.2
Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	—	(54.9)	(1.7)	—	(56.6)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$117.4	$30.1	$—	$147.5

ADESA, Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	April 1 – April 19, 2007	January 1 – April 19, 2007
Operating revenues
Auction services group	$58.9	$325.4
Dealer services group	8.1	45.9

Total operating revenues	67.0	371.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	34.3	187.3
Selling, general and administrative	16.1	85.5
Depreciation and amortization	3.8	15.9
Transaction expenses	22.4	24.8

Total operating expenses	76.6	313.5

Operating profit (loss)	(9.6)	57.8

Interest expense	1.5	7.8
Other income, net	(0.8)	(1.9)

Income (loss) from continuing operations before income taxes	(10.3)	51.9

Income taxes	0.8	24.9

Income (loss) from continuing operations	(11.1)	27.0

Loss from discontinued operations, net of income taxes	—	(0.1)

Net income (loss)	$(11.1)	$26.9

Earnings per share—basic
Income (loss) from continuing operations	$(0.12)	$0.30
Loss from discontinued operations, net of income taxes	—	—

Net income (loss)	$(0.12)	$0.30

Earnings per share—diluted
Income (loss) from continuing operations	$(0.12)	$0.29
Loss from discontinued operations, net of income taxes	—	—

Net income (loss)	$(0.12)	$0.29

See accompanying Notes to Consolidated Financial Statements

ADESA, Inc.

Consolidated Statement of Cash Flows

For the Period January 1 – April 19, 2007

(In millions)

(Unaudited)

Operating activities
Net income	$26.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.9
Bad debt expense	0.9
Deferred income taxes	4.3
Stock-based compensation expense	6.4
Other non-cash, net	1.6
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(15.1)
Retained interests in finance receivables sold	(2.5)
Trade receivables and other assets	(164.6)
Accounts payable and accrued expenses	141.1

Net cash provided by operating activities	14.9

Investing activities
Net increase in finance receivables held for investment	(14.8)
Purchases of property, equipment and computer software	(11.3)
Purchase of other intangibles	(0.1)
Increase in restricted cash	(9.0)

Net cash used by investing activities	(35.2)

Financing activities
Net increase in book overdrafts	46.2
Payments on long-term debt	(7.5)
Proceeds from issuance of common stock under stock plans	15.0
Excess tax benefits from stock-based compensation	3.0
Repurchase of common stock	(0.2)

Net cash provided by financing activities	56.5

Effect of exchange rate changes on cash	(0.1)

Net increase in cash and cash equivalents	36.1
Cash and cash equivalents at beginning of period	195.7

Cash and cash equivalents at end of period	$231.8

See accompanying Notes to Consolidated Financial Statements

ADESA, Inc.

Notes to Consolidated Financial Statements

April 19, 2007 (Unaudited)

Note 1—Business, Nature of Operations and Pending Merger

As used in these notes, unless the context requires otherwise, “ADESA,” the “Company” and other similar terms refer to ADESA, Inc. and its subsidiaries. Likewise, “AFC” refers to Automotive Finance Corporation and its subsidiaries.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The unaudited consolidated financial statements and condensed notes to the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in KAR Holdings, Inc.’s Special Financial Report Pursuant to Rule 15d-2 for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in ADESA, Inc.’s 2006 Annual Report on Form 10-K.

Business and Nature of Operations

ADESA is a leading, national provider of wholesale vehicle auction and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. The Company facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, ADESA generally does not take title to or ownership of the vehicles sold at the Company’s auctions. The Company generally earns fees from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

ADESA is the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. Through its wholly owned subsidiary, AFC, the Company also provides short-term inventory-secured financing, known as floorplan financing, to used vehicle dealers. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered at its facilities.

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

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Merger Transaction

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. The merger occurred on April 20, 2007 and as part of the agreement, Insurance Auto Auctions, Inc., (“IAAI”) a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR Holdings II, LLC. Both ADESA and IAAI became wholly owned subsidiaries of KAR Holdings, Inc. which is owned by KAR Holdings II, LLC, which is owned by affiliates of the equity funds and management of KAR Holdings, Inc.

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

The Company incurred and expensed $22.4 million of costs related to the merger transaction for the period April 1 through April 19, 2007 and $24.8 million for the period January 1 through April 19, 2007.

Note 2—Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations. Net loss from discontinued operations for the period January 1 through April 19, 2007 primarily includes interest on the vehicle importation business adverse judgment.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

	April 1 – April 19, 2007	January 1 – April 19, 2007
Statements of Income
Operating revenues	$—	$—
Operating expenses	—	0.1

Loss before income taxes	—	(0.1)
Income taxes	—	—

Loss from discontinued operations	$—	$(0.1)

Net loss per share from discontinued operations—basic	$—	$—

Net loss per share from discontinued operations—diluted	$—	$—

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Note 3—Stock Plans

Equity and Incentive Plan

Prior to the merger transactions, ADESA had an equity and incentive plan under which employees were awarded stock options, restricted stock and other stock-based awards. As a result of the merger transactions on April 20, 2007, as discussed in Note 1, all outstanding options, restricted stock and restricted stock units became fully vested on the date of the merger. As such, approximately 3.4 million outstanding options to purchase shares of ADESA’s common stock were cancelled in exchange for payments in cash of $27.85 per underlying share, less the applicable option exercise price, resulting in net proceeds to holders of $18.6 million. In addition, approximately 0.3 million outstanding restricted stock and restricted stock units were cancelled in exchange for payments in cash of $27.85 per underlying share. The accelerated vesting of the options resulted in additional stock-based compensation expense of approximately $2.0 million and the accelerated vesting of restricted stock and restricted stock units resulted in additional stock-based compensation expense of approximately $2.8 million. This additional $4.8 million of expense was included in the “Transaction expenses” line item of the Company’s Consolidated Income Statement for the periods April 1 through April 19, 2007 and January 1 through April 19, 2007.

The compensation cost that was charged against income for all plans was $6.4 million for the period January 1 through April 19, 2007. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $2.5 million for the period January 1 through April 19, 2007. The Company did not capitalize any stock-based compensation cost in the period January 1 through April 19, 2007.

Stock Options

There were no option grants under the Plan during the period January 1 through April 19, 2007. The following table summarizes stock option activity for the period January 1 through April 19, 2007:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	4,113,908	$22.43
Granted	—	NA
Exercised	(674,855)	$22.35
Forfeited or cancelled	(7,502)	$24.76

Outstanding at April 19, 2007	3,431,551	$22.44	3.6	$18.5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $27.82 on April 19, 2007, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised for the period January 1 through April 19, 2007 was $4.1 million.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

As a result of the merger, the vesting of the options was accelerated and resulted in approximately $2.0 million of additional stock-based compensation expense. This additional $2.0 million was included in the “Transaction expenses” line item of the Company’s Consolidated Income Statement for the period January 1 through April 19, 2007.

Restricted Stock Units

The following table summarizes RSU activity, excluding dividend reinvestment units, for the period January 1 through April 19, 2007:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2007	281,695	$24.23
Granted	93,407	$28.45
Vested	(25,661)	$24.44
Forfeited	(880)	$27.61

RSUs at April 19, 2007	348,561	$25.34

As a result of the merger, the vesting of the RSUs was accelerated and resulted in approximately $1.5 million of additional stock-based compensation expense. This additional $1.5 million was included in the “Transaction expenses” line item of the Company’s Consolidated Income Statement for the period January 1 through April 19, 2007.

The fair value of shares vested for the period January 1 through April 19, 2007 was $0.3 million.

Performance Based Restricted Stock Units

The Company’s 2006 long-term incentive plan included performance based restricted stock units whose future award was contingent upon annual 2006 income from continuing operations performance. In February 2007, the Company granted approximately 91,400 restricted stock units pursuant to the performance based component of the 2006 long-term incentive plan, with a grant date fair value of $28.59 per share. The RSU grants vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. As a result of the merger, the vesting of these restricted stock units was accelerated and resulted in approximately $1.3 million of additional stock-based compensation expense. This additional $1.3 million was included in the “Transaction expenses” line item of the Company’s Consolidated Income Statement for the period January 1 through April 19, 2007.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Note 4—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	April 1 – April 19, 2007	January 1 – April 19, 2007
Income (loss) from continuing operations	$(11.1)	$27.0
Loss from discontinued operations, net of income taxes	—	(0.1)

Net income (loss)	$(11.1)	$26.9

Weighted average common shares outstanding	90.78	90.62
Effect of dilutive stock options and restricted stock awards	0.75	0.76

Weighted average common shares outstanding and assumed conversions	91.53	91.38

Earnings per share—basic
Income (loss) from continuing operations	$(0.12)	$0.30
Loss from discontinued operations, net of income taxes	—	—

Net income (loss)	$(0.12)	$0.30

Earnings per share—diluted
Income (loss) from continuing operations	$(0.12)	$0.29
Loss from discontinued operations, net of income taxes	—	—

Net income (loss)	$(0.12)	$0.29

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at April 19, 2007 were 3.4 million. Stock options with an exercise price per share greater than the average market price per share are excluded from the calculation of diluted earnings per share as including these options would have an anti-dilutive impact; however, no options were excluded from the calculation of diluted earnings per share for the period January 1 through April 19, 2007. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

Note 5—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	April 1 – April 19, 2007	January 1 – April 19, 2007
Net income (loss)	$(11.1)	$26.9
Other comprehensive income, net of tax
Foreign currency translation	5.8	8.4
Unrealized loss on interest rate swaps	—	(0.1)

Comprehensive income (loss)	$(5.3)	$35.2

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Note 6—Segment Information

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

Financial information regarding the Company’s reportable segments is set forth below (in millions):

April 1 – April 19, 2007	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$58.9	$8.1	$—	$67.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	32.5	1.8	—	34.3
Selling, general and administrative	12.8	1.2	2.1	16.1
Depreciation and amortization	3.5	0.2	0.1	3.8
Transaction expenses	4.2	0.7	17.5	22.4

Total operating expenses	53.0	3.9	19.7	76.6

Operating profit (loss)	5.9	4.2	(19.7)	(9.6)
Interest expense	0.2	—	1.3	1.5
Other (income) expense, net	(1.0)	0.2	—	(0.8)

Income (loss) from continuing operations before income taxes	6.7	4.0	(21.0)	(10.3)
Income taxes	0.8	2.2	(2.2)	0.8

Income (loss) from continuing operations	$5.9	$1.8	$(18.8)	$(11.1)

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

January 1 – April 19, 2007	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$325.4	$45.9	$—	$371.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	177.7	9.6	—	187.3
Selling, general and administrative	69.0	6.9	9.6	85.5
Depreciation and amortization	14.7	0.9	0.3	15.9
Transaction expenses	4.2	0.7	19.9	24.8

Total operating expenses	265.6	18.1	29.8	313.5

Operating profit (loss)	59.8	27.8	(29.8)	57.8
Interest expense	0.6	—	7.2	7.8
Other (income) expense, net	(2.5)	1.1	(0.5)	(1.9)

Income (loss) from continuing operations before income taxes	61.7	26.7	(36.5)	51.9
Income taxes	22.2	10.5	(7.8)	24.9

Income (loss) from continuing operations	$39.5	$16.2	$(28.7)	$27.0

Note 7—Commitments and Contingencies

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $2.1 million and $3.0 million at April 19, 2007 and December 31, 2006, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

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

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands)

(Unaudited)

	April 2 – April 19, 2007	January 1 – April 19, 2007
Revenues:
Fee income	$20,152	$101,669
Vehicle sales	2,476	13,119

	22,628	114,788

Cost of sales:
Branch cost	14,389	71,269
Vehicle cost	2,120	11,222

	16,509	82,491

Gross margin	6,119	32,297

Operating expense:
Selling, general and administrative	4,394	21,416
Loss (gain) on sale of property and equipment	3	(27)
Gain related to flood	(11)	(77)

	4,386	21,312

Income from operations	1,733	10,985

Other (income) expense:
Interest expense	1,597	10,023
Other income	(40)	(122)

Income before income taxes	176	1,084

Income taxes	992	1,454

Net loss	$(816)	$(370)

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Period January 1 – April 19, 2007

(dollars in thousands)

(Unaudited)

Cash flows from operating activities:
Net loss	$(370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on change in fair market value of interest rate cap	(18)
Depreciation and amortization	8,372
Gain on disposal of fixed assets, including disposal of assets as a result of the Texas flood in 2006	(31)
Share-based compensation expense	2,739
Deferred income taxes	1,209
(Increase) decrease in:
Accounts receivable, net	(339)
Income tax receivable	322
Inventories	614
Other current assets	512
Other assets	(603)
Increase (decrease) in:
Accounts payable	(3,786)
Accrued liabilities	(3,233)

Net cash provided by operating activities	5,388

Cash flows from investing activities:
Capital expenditures	(5,386)
Payments made in connection with acquisitions, net of cash acquired	(450)
Proceeds from disposal of property and equipment	47

Net cash used in investing activities	(5,789)

Cash flows from financing activities:
Principal payments of long-term debt	(488)
Principal payments on capital leases	(112)

Net cash used in financing activities	(600)

Net decrease in cash and cash equivalents	(1,001)
Cash and cash equivalents at beginning of period	14,040

Cash and cash equivalents at end of period	$13,039

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 19, 2007 (Unaudited)

Note 1—Summary of Business and Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The unaudited consolidated financial statements and condensed notes to the interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in KAR Holdings, Inc.’s Special Financial Report Pursuant to Rule 15d-2 for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008, as well as the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in IAAI’s 2006 Annual Report on Form 10-K.

Background

IAAI operates in a single business segment—providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. On May 25, 2005, the Company completed merger transactions, which are described in detail in Note 2. On April 20, 2007, the Company completed another merger transaction with ADESA, Inc., which is described in detail in Note 7.

Note 2—Merger Transactions

Effective May 25, 2005, IAAI became a direct, wholly-owned subsidiary of Axle Holdings, Inc. which is owned by Axle Holdings II, LLC (which is controlled by Kelso & Company, L. P. (“Kelso”)). As part of the merger transactions, IAAI entered into senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan, which were guaranteed by all of IAAI’s then existing domestic subsidiaries. As part of the merger transactions, IAAI also issued $150.0 million of 11% Senior Notes due 2013. IAAI received approximately $143.8 million of cash equity contributions from Kelso, Parthenon Investors II, L.P., the other investors and certain members of management in connection with the merger transactions.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Note 3—Income Taxes

The actual income tax expense differs from the “expected” tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows (dollars in thousands):

For the Period January 1 – April 19, 2007
Federal income tax expense	$380
State income taxes, net of Federal benefit	415
Change to tax accruals	(112)
Increase in Deferred State Income Tax Rate	(174)
FAS 123(R) LLC expense	895
Other	50

$1,454

Note 4—Employee Benefit Plans

Stock Based Compensation

Axle Holdings Plan

In May, 2005, Axle Holdings, which owns 100% of the outstanding stock of the Company, adopted the Axle Holdings, Inc. Stock Incentive Plan (“Axle Holdings Plan”). The Axle Holdings Plan is intended to provide equity incentive benefits to the Company employees. As such, it is appropriate to account for the plan as a direct plan of the Company.

Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including IAAI, and (2) exit options, which vest upon a change in equity control of the LLC as defined under the Axle Holdings Plan. During the period January 1, 2007 through April 19, 2007, Axle Holdings granted 2,665 service options and 5,335 exit options to the Company’s employees. There were 667 service options forfeited and 1,333 exit options forfeited during the period January 1, 2007 through April 19, 2007 by the Company’s employees. As of April 19, 2007, there were 617,256 options authorized and 576,204 options granted to the Company’s employees. The contractual term of the options is ten years. On October 25, 2006, the Board of Directors of Axle Holdings amended the Axle Holdings Plan to provide for an additional 60,000 options to be available for grant.

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

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Activity under the Plans during 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in months)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	570,204	$20.52	85.2	$7,214

Options granted	8,000	$34.00
Options canceled	(2,000)	$25.62

Outstanding at April 19, 2007	576,204	$20.69	87.8	$10,230

Exercisable at April 19, 2007	303,234	$14.73	72.8

There were no options exercised and 390 options expired as of April 19, 2007. There were 1,557 options that vested during the period ended April 19, 2007. The weighted average grant date fair value per share of the options granted during the period was $34.00. In connection with the options under the Axle Holdings Plan, $0.1 million of expense (less than $0.1 million after tax) was recorded for the period ended April 19, 2007. There was no material impact to the Company’s operating or financing cash flows for the period ended April 19, 2007. As of April 19, 2007, the total compensation expense related to unvested options not recognized was $0.5 million and the weighted average period in which it will be recognized was approximately 1.7 years.

The fair value of each option granted, subsequent to the adoption of SFAS 123(R), is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the period from January 1, 2007 through April 19, 2007:

April 19, 2007
Expected life (in years)	5.0
Risk-free interest rate	4.7%
Expected volatility	43%
Expected dividend yield	0%

For the period January 1, 2007 through April 19, 2007, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payments.” The volatility is based on the historic volatility of companies within related industries that have publicly traded equity securities, as IAAI’s equity is not publicly traded. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on our expectations.

Under the exit options, in addition to the change in equity control requirement, the value of the options will be determined based on the strike price and certain performance hurdles at the time of change in equity control. As the ultimate exercisability is contingent upon an event (specifically, a change of control), the compensation expense will not be recognized until such an event is consummated. As of April 19, 2007, there was no obligation relating to the exit options.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Additional information about options outstanding as of April 19, 2007 is presented below:

	Options Outstanding
			Weighted Average
Descriptions	Range of Exercise Prices	Number of Options	Remaining Contractual Life (in months)	Exercise Price
Axle Holdings Plan—Exchange Units	12.56 to 15.87	275,904	70.0	$13.63
Axle Holdings Plan—Other	25.62 to 34.07	300,300	104.2	$27.18

Total	12.56 to 34.07	576,204	87.8	$20.69

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

Two types of profit interests were created by the LLC operating agreement: (1) operating units, which vest in twelve equal quarterly installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which vest upon a change in equity control of the LLC as defined under the LLC’s operating agreement. The number of value units ultimately granted will be determined based on the strike price and certain performance hurdles at the time of change in equity control. There were 191,152 operating units awarded and 382,304 value units awarded to employees of the Company during 2005 with a strike price equal to $25.62 for the operating units.

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

In connection with the operating units, $2.6 million ($1.6 million net of taxes) of expense was incurred from January 1, 2007 through April 19, 2007. There was no material impact to the Company’s operating or financing cash flows for period January 1, 2007 through April 19, 2007. As of April 19, 2007, there were 111,505 profit interests vested and $0.5 million of remaining compensation expense to be recognized over approximately 1.2 years.

Note 5—Commitments and Contingencies

Leases

IAAI leases certain facilities and equipment under operating and capital leases. As of April 19, 2007, IAAI had not entered into any capital leases in the current year.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Texas Flooding

On March 19, 2006, the Company’s Grand Prairie, Texas facility was flooded when the local utility opened reservoir flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. We recorded an estimated loss of $3.5 million for the year ended December 31, 2006, which is comprised of an estimated $3.1 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.6 million related to clean-up of the facility, and an offset of $1.0 million in proceeds from our insurance carrier, which were received in October 2006. The Company has resumed auctions at the facility. The $3.1 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. As of April 19, 2007, the company sold approximately 95% of the vehicles impacted by the flood, also resulting in actual losses of $3.0 million. Future sales of remaining flood vehicles may differ from the Company’s initial estimates.

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

Note 6—Acquisitions and Divestitures

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

Note 7—Merger with ADESA, Inc.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives such as selective relocations, greenfields and acquisitions; the Company’s competitive position; and its continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-149137) that was filed with the Securities and Exchange Commission on August 1, 2008, as well as the Company’s Special Financial Report pursuant to Exchange Act Rule 15d-2 for the year ended December 31, 2007. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

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

Executive Overview

According to ADESA Analytical Services approximately 9.54 million used vehicles were auctioned in North America in 2007, and year-to-date through June 30, 2008, the auction industry sales volume was down approximately 2.8%. Retail used vehicle sales were down approximately 5.2% for the six months ended June 30, 2008 as compared with the same period in 2007. The Company believes that the retail used vehicle market is impacted by many factors including new and used vehicle pricing and the overall economy. In addition, new vehicle sales also experienced a decline of over 10% for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. A decline in new vehicle sales generally results in a reduction in trade-in volumes at automobile dealers and subsequently used vehicle auction volumes.

Wholesale used vehicle prices averaged $9,306 in June 2008 as compared with $10,055 in June 2007, according to ADESA Analytical Services’ monthly analysis of Wholesale Used Vehicle Prices by Vehicle Model Class. High fuel prices and uncertain economic conditions are contributing to consumer decisions, as used compact car prices rose in June 2008 compared to June 2007 while prices for larger used vehicles (full-size pickups and SUVs) declined in June 2008 compared with June 2007.

Salvage vehicle supplies were strong throughout the industry during the first six months of 2008, primarily as a result of severe weather throughout the country. The Company believes increased complexity in vehicles contributes to a larger number of insurance claims resulting in a total loss. The percentage of claims resulting in total losses continues at a high level of above 13%. Salvage prices at auction have remained strong, in part due to strong scrap metal prices. Industry volumes may be impacted by the increases in fuel prices and the corresponding decline in the number of miles vehicles are being driven.

During the first half of 2008, the Company completed the acquisitions of 15 auction sites, of which 14 are now part of the IAAI segment and one which is now part of the ADESA Auctions segment. The acquisitions expanded the Company’s national service coverage and provided additional geographic support to existing markets.

The Company believes it is well positioned in both the used vehicle auction and salvage auction industries which have demonstrated long-term stability. The Company is one of the top three players in most markets in which it operates in an industry with high barriers (facilities, technology and expertise) to entry. ADESA

Auctions and IAAI are able to serve the diverse and multi-faceted needs of customers through the wide range of services offered at their facilities. The Company’s business model consistently generates substantial operating cash flow which can be used to fund growth initiatives with minimal inventory risk.

AFC is a leading provider of floorplan financing to independent used vehicle dealers. Over the last several months, used vehicle dealers have experienced a significant decline in sales which has resulted in a decrease in loan originations and an increased number of dealers defaulting on their loans and thus increased credit losses for both loans held and sold as well as an increase in loan loss reserves. The value of recovered collateral on defaulted loans has been impacted to some degree by the volatility in the vehicle pricing market. In addition, AFC operates in a rate sensitive environment. The recent decline in interest rates and volatility in the credit markets has led to reduced revenues and the narrowing of interest rate spreads at AFC.

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

Operating Results Summary for the Three and Six Months Ended June 30, 2008

The merger transactions described in “—Merger Transactions,” were completed on April 20, 2007. Pro forma adjustments have been made to the historical combined statement of income for the three and six months ended June 30, 2007 as if the merger transactions had been completed on January 1, 2007. These adjustments help make the results of operations for the three and six months ended June 30, 2007 comparable to the results of operations for the three and six months ended June 30, 2008.

The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2007 are based on the combined financial statements of ADESA and IAAI, appearing elsewhere in this Form 10-Q, as adjusted to combine the financial statements of ADESA Impact and IAAI and to illustrate the estimated pro forma effects of the merger transactions as if they had occurred on January 1, 2007. KAR Holdings commenced operations on April 20, 2007.

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

The June 30, 2007 unaudited pro forma condensed combined results of operations should be read in conjunction with the information contained in the financial statements and related notes thereto, appearing elsewhere in this Form 10-Q. The pro forma adjustments inherent in the segment results presented below include: pro forma interest expense resulting from the new capital structure; pro forma depreciation and amortization expense resulting from the new basis of property and equipment and intangible assets; and adjustments to selling, general and administrative expenses for the annual sponsor advisory fees. In addition, certain human resources and information technology costs that ADESA had historically allocated to its segments and certain professional fees historically recorded at the segments were reclassified to the holding company for all periods presented. Transaction expenses, representing legal and professional fees as well as accelerated incentive compensation costs, were also removed from 2007 operating results.

Overview of Results of KAR Holdings for the Three Months Ended June 30, 2008 and Pro Forma Results for the Three Months Ended June 30, 2007

	Three Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
Revenues
ADESA Auction Services	$291.2	$242.8
IAAI Salvage Services	148.5	120.3
AFC	28.8	36.6

Total revenues	468.5	399.7
Cost of services*	265.9	218.9

Gross profit*	202.6	180.8
Selling, general and administrative	96.6	84.4
Depreciation and amortization	45.0	45.0

Operating profit	61.0	51.4
Interest expense	51.8	51.8
Other (income) expense, net	(1.8)	(3.8)

Income from continuing operations before income taxes	11.0	3.4
Income taxes	4.8	5.3

Income (loss) from continuing operations	$6.2	$(1.9)

*	Exclusive of depreciation and amortization

ADESA Auctions Results

	Three Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
ADESA Auction Services revenue	$291.2	$242.8
Cost of services*	164.4	132.6

Gross profit*	126.8	110.2
Selling, general and administrative	59.5	49.2
Depreciation and amortization	22.4	22.4

Operating profit	$44.9	$38.6

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $48.4 million, or 20%, to $291.2 million for the three months ended June 30, 2008, compared with $242.8 million for the three months ended June 30, 2007. The increase in revenue was primarily a result of a 7% increase in revenue per vehicle sold for the three months ended June 30, 2008 compared with the three months ended June 30, 2007, and a 12% increase in the number of vehicles sold.

The 7% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $25.1 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $16.6 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Fluctuations in the Canadian exchange rate increased revenue by approximately $5.5 million for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Incremental fee income related to selective fee increases and changes in average used vehicle values resulted in increased ADESA Auctions revenue of approximately $3.0 million.

The total number of used vehicles sold at ADESA Auctions increased 12% for the three months ended June 30, 2008 compared with three months ended June 30, 2007, resulting in an increase in ADESA Auctions revenue of approximately $23.3 million. Approximately 8% of the volume sold increase was attributable to acquisitions and approximately 4% was representative of same store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, was 59.9% for the three months ended June 30, 2008 compared with 60.7% for the three months ended June 30, 2007. The decline in conversion rates is representative of weak demand as a result of a weak retail sales environment and prices that are below seller expectations, particularly for SUVs and pickups. Furthering the decline in conversion rates was a mix shift towards repossessed vehicles and off-lease vehicles and away from program vehicles from the manufacturers. Program vehicles typically have higher conversion rates than repossessed vehicles and off-lease vehicles.

Gross Profit

For the three months ended June 30, 2008, gross profit in the ADESA Auctions segment increased $16.6 million, or 15%, to $126.8 million. Gross margin for ADESA Auctions was 43.5% of revenue for the three months ended June 30, 2008 compared with 45.4% of revenue for the three months ended June 30, 2007. A decrease in margins as a percentage of revenues resulted from increased fuel costs and related transportation expenses, not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense, lower margin acquisitions and additional labor associated with handling incremental vehicles.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $10.3 million, or 21%, to $59.5 million for the three months ended June 30, 2008 compared with the three months ended June 30, 2007, primarily due to $4.8 million of costs at acquired sites, $3.3 million of consulting and travel costs related to process improvement initiatives, $0.8 million of fluctuations in the Canadian exchange rate and $0.6 million of marketing costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Three Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
IAAI Salvage Services revenue	$148.5	$120.3
Cost of services*	92.4	78.3

Gross profit*	56.1	42.0
Selling, general and administrative	16.6	16.5
Depreciation and amortization	15.6	15.6

Operating profit	$23.9	$9.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $28.2 million, or 23%, to $148.5 million for the three months ended June 30, 2008, compared with $120.3 million for the three months ended June 30, 2007. The increase in revenue was a result of a 17% increase in salvage vehicles sold combined with an increase in revenue per vehicle sold, during the three months ended June 30, 2008. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields of 12% in addition to growth in vehicles sold on a same-store basis of 5%.

Gross Profit

For the three months ended June 30, 2008, gross profit at IAAI increased to $56.1 million, or 38% of revenue, compared with $42.0 million, or 35% of revenue, for the three months ended June 30, 2007. Cost of services increased 18% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes. IAAI experienced an increase in tow costs of $5.3 million primarily due to increased fuel costs and related tow charges as well as an increase in the number vehicles towed. In addition, IAAI experienced increases in wages and auction expenses as a result of the increase in the number of vehicles sold. Occupancy costs, primarily rent, increased as a result of acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $0.1 million, or 1%, to $16.6 million for the three months ended June 30, 2008, compared with $16.5 million for the three months ended June 30, 2007.

AFC Results

	Three Months Ended June 30,
(In millions except volumes and per loan amounts)	2008	2007 (Pro Forma)
AFC revenue
Securitization income	$12.0	$19.5
Interest and fee income	17.1	15.2
Other revenue	0.1	1.5
Provision for credit losses	(0.4)	0.4

Total AFC revenue	28.8	36.6
Cost of services*	9.1	8.0

Gross profit*	19.7	28.6
Selling, general and administrative	3.5	4.3
Depreciation and amortization	6.4	6.4

Operating profit	$9.8	$17.9

Loan transactions	303,656	305,010
Revenue per loan transaction	$95	$120

*	Exclusive of depreciation and amortization

Revenue

For the three months ended June 30, 2008, AFC revenue decreased $7.8 million, or 21%, to $28.8 million, compared with $36.6 million for the three months ended June 30, 2007. The decrease in revenue was primarily the result of a 21% decrease in revenue per loan transaction for the three months ended June 30, 2008, compared with the same period in 2007 as well as a slight decline in the number of loan transactions processed.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $25, or 21%, primarily as a result of an increase in credit losses and the provision for credit losses for both loans held and sold and decreases in net interest rate spread partially offset by increases in the average portfolio duration.

Gross Profit

For the three months ended June 30, 2008, gross profit for the AFC segment decreased $8.9 million, or 31%, to $19.7 million as a result of a 14% increase in cost of services as well as the 21% decrease in revenue. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs primarily relates to both the addition of new sites and branches and the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC decreased $0.8 million, or 19%, for the three months ended June 30, 2008, compared with the three months ended June 30, 2007. The decrease was primarily the result of decreased compensation and related employee benefit costs as well as decreased professional fees.

Holding Company Results

	Three Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
Selling, general and administrative	$17.0	$14.4
Depreciation and amortization	0.6	0.6

Operating profit (loss)	$(17.6)	$(15.0)

Selling, General and Administrative Expenses

For the three months ended June 30, 2008, selling, general and administrative expenses at the holding company increased $2.6 million, or 18%, to $17.0 million, primarily as a result of an increase in compensation and related employee benefit costs.

Overview of Results of KAR Holdings for the Six Months Ended June 30, 2008 and Pro Forma Results for the Six Months Ended June 30, 2007

	Six Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
Revenues
ADESA Auction Services	$576.3	$478.7
IAAI Salvage Services	290.6	243.1
AFC	63.7	74.4

Total revenues	930.6	796.2
Cost of services*	531.5	433.0

Gross profit*	399.1	363.2
Selling, general and administrative	192.5	169.7
Depreciation and amortization	92.3	92.3

Operating profit	114.3	101.2
Interest expense	109.4	109.4
Other (income) expense	0.8	(5.2)

Income (loss) from continuing operations before income taxes	4.1	(3.0)
Income taxes	1.1	2.5

Income (loss) from continuing operations	$3.0	$(5.5)

*	Exclusive of depreciation and amortization

ADESA Auctions Results

	Six Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
ADESA Auction Services revenue	$576.3	$478.7
Cost of services*	330.1	259.6

Gross profit*	246.2	219.1
Selling, general and administrative	117.2	96.4
Depreciation and amortization	46.1	46.1

Operating profit	$82.9	$76.6

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $97.6 million, or 20%, to $576.3 million for the six months ended June 30, 2008, compared with $478.7 million for the six months ended June 30, 2007. The increase in revenue was primarily a result of a 9% increase in revenue per vehicle sold for the six months ended June 30, 2008, compared with the six months ended June 30, 2007, and an 11% increase in the number of vehicles sold.

The 9% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $53.8 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $33.7 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Fluctuations in the Canadian exchange rate increased revenue by approximately $13.5 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. Incremental fee income related to selective fee increases and changes in average used vehicle values resulted in increased ADESA Auctions revenue of approximately $6.6 million.

The total number of used vehicles sold at ADESA Auctions increased 11% for the six months ended June 30, 2008 compared with six months ended June 30, 2007, resulting in an increase in ADESA Auctions revenue of approximately $43.8 million. Approximately 7% of the volume sold increase was attributable to acquisitions and approximately 4% was representative of same store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, was 61.5% for the six months ended June 30, 2008 compared with 63.4% for the six months ended June 30, 2007. The decline in conversion rates is representative of weak demand as a result of a weak retail sales environment and prices that are below seller expectations, particularly for SUVs and pickups. Furthering the decline in conversion rates was a mix shift towards repossessed vehicles and off-lease vehicles and away from program vehicles from the manufacturers. Program vehicles typically have higher conversion rates than repossessed vehicles and off-lease vehicles.

Gross Profit

For the six months ended June 30, 2008, gross profit in the ADESA Auctions segment increased $27.1 million, or 12%, to $246.2 million. Gross margin for ADESA Auctions was 42.7% of revenue for the six months ended June 30, 2008 compared with 45.8% of revenue for the six months ended June 30, 2007. The decrease in margins as a percentage of revenues resulted from increased fuel costs and related transportation expenses, not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense, lower margin acquisitions and additional labor associated with handling incremental vehicles.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $20.8 million, or 22%, to $117.2 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, primarily due to $7.6 million of costs at acquired sites, $6.2 million of consulting and travel costs related to process improvement initiatives, $2.2 million of fluctuations in the Canadian exchange rate, a $2.1 million increase in bad debt expense and $1.2 million of marketing costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Six Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
IAAI Salvage Services revenue	$290.6	$243.1
Cost of services*	183.5	157.8

Gross profit*	107.1	85.3
Selling, general and administrative	34.4	34.7
Depreciation and amortization	31.2	31.2

Operating profit	$41.5	$19.4

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $47.5 million, or 20%, to $290.6 million for the six months ended June 30, 2008, compared with $243.1 million for the six months ended June 30, 2007. The increase in revenue was a result of a 15% increase in salvage vehicles sold combined with a slight increase in revenue per vehicle sold, during the six months ended June 30, 2008. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields of 10% in addition to growth in vehicles sold on a same-store basis of 5%.

Gross Profit

For the six months ended June 30, 2008, gross profit at IAAI increased to $107.1 million, or 37% of revenue, compared with $85.3 million, or 35% of revenue, for the six months ended June 30, 2007. Cost of services increased 16% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes. IAAI experienced an increase in tow costs of $9.2 million primarily due to increased fuel costs and related tow charges and an increase in the number vehicles towed. In addition, IAAI experienced increases in wages and auction expenses as a result of the increase in the number of vehicles sold. Occupancy costs, primarily rent, increased as a result of acquiring 17 new auction sites since the first quarter of 2007.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $0.3 million, or 1%, to $34.4 million for the six months ended June 30, 2008, compared with $34.7 million for the six months ended June 30, 2007. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in stock compensation expense of $2.3 million attributable to the merger transactions in April 2007, partially offset by an increase in incentive compensation expense of $1.3 million based on the performance of IAAI, and an increase in earned but not taken vacation of $0.7 million.

AFC Results

	Six Months Ended June 30,
(In millions except volumes and per loan amounts)	2008	2007 (Pro Forma)
AFC revenue
Securitization income	$26.8	$41.1
Interest and fee income	36.7	31.7
Other revenue	1.6	2.0
Provision for credit losses	(1.4)	(0.4)

Total AFC revenue	63.7	74.4
Cost of services*	17.9	15.6

Gross profit*	45.8	58.8
Selling, general and administrative	8.9	8.8
Depreciation and amortization	13.0	13.0

Operating profit	$23.9	$37.0

Loan transactions	614,941	614,389
Revenue per loan transaction	$104	$121

*	Exclusive of depreciation and amortization

Revenue

For the six months ended June 30, 2008, AFC revenue decreased $10.7 million, or 14%, to $63.7 million, compared with $74.4 million for the six months ended June 30, 2007. The decrease in revenue was primarily the result of a 14% decrease in revenue per loan transaction for the six months ended June 30, 2008, compared with the same period in 2007. The slight increase in loan transactions to 614,941 for the six months ended June 30, 2008 was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $17, or 14%, primarily as a result of an increase in credit losses and the provision for credit losses for both loans held and sold and decreases in net interest rate spread partially offset by increases in the average portfolio duration.

Gross Profit

For the six months ended June 30, 2008, gross profit for the AFC segment decreased $13.0 million, or 22%, to $45.8 million as a result of a 15% increase in cost of services as well as the 14% decrease in revenue. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs primarily relates to both the addition of new sites and branches and the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.1 million, or 1%, for the six months ended June 30, 2008, compared with the six months ended June 30, 2007. The increase was primarily the result of increased travel expenses offset by a decrease in professional fees.

Holding Company Results

	Six Months Ended June 30,
(In millions)	2008	2007 (Pro Forma)
Selling, general and administrative	$32.0	$29.8
Depreciation and amortization	2.0	2.0

Operating profit (loss)	$(34.0)	$(31.8)

Selling, General and Administrative Expenses

For the six months ended June 30, 2008, selling, general and administrative expenses at the holding company increased $2.2 million, or 7%, to $32.0 million, primarily as a result of an increase in compensation and related employee benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

(In millions)	June 30, 2008	December 31, 2007
Cash and cash equivalents	$147.5	$204.1
Restricted cash	$12.2	$16.9
Working capital	$341.1	$442.1
Amounts available under credit facility	$281.3	$282.5
Cash flow from operations	$91.5	$96.8

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and loan production office. Most of the financial institutions place a temporary hold on the availability of the funds deposited that can range up to two business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, the Company cannot offset all the cash and the outstanding checks on its balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC’s securitization arrangements, see “—Off-Balance Sheet Arrangements”.

Credit Facilities

KAR Holdings has a $300 million revolving line of credit as part of the Company’s $1,865 million senior credit facility, which was undrawn as of June 30, 2008. There were related outstanding letters of credit totaling approximately $18.7 million at June 30, 2008, which reduce the amount available under the senior credit facility. In addition, the Company’s Canadian operations have a C$8 million line of credit from which $5.4 million was drawn as of June 30, 2008. There were related letters of credit outstanding totaling approximately $2.5 million at June 30, 2008, which reduce the amount available under the Canadian line of credit, but do not impact amounts available under KAR Holdings’ senior credit facility.

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants in the credit facility at June 30, 2008, except for an immaterial issue that has been resolved.

On June 30, 2008, $1,549.3 million was outstanding on the term loan and there were no borrowings on the revolving credit facility. However, $5.4 million was drawn on the Canadian line of credit as of June 30, 2008. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its senior credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

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

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. The Company calculates Adjusted EBITDA by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “—Liquidity and Capital Resources—Working Capital—Credit Facilities”. Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by the Company. Management uses the Adjusted EBITDA measure to evaluate the performance of the Company and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions to Adjusted EBITDA. This measure is used by the Company’s creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to the Company’s senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2008
(In millions)	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net income (loss)	$(8.6)	$(34.3)	$(3.2)	$6.2	$(39.9)
Add back:
Income taxes	3.7	(16.5)	(3.7)	4.8	(11.7)
Interest expense, net of interest income	56.3	56.0	56.8	51.2	220.3
Depreciation and amortization	39.6	59.8	47.3	45.0	191.7

EBITDA	91.0	65.0	97.2	107.2	360.4

Nonrecurring charges	4.9	12.4	6.8	11.5	35.6
Noncash charges	0.9	9.5	6.4	3.0	19.8
Advisory services	0.9	0.8	0.9	0.9	3.5

Adjusted EBITDA	97.7	87.7	111.3	122.6	419.3

Pro forma impact of recent acquisitions	5.6	4.1	2.5	—	12.2

Adjusted EBITDA per the Credit Agreement	$103.3	$91.8	$113.8	$122.6	$431.5

Summary of Cash Flows

(In millions)	Six Months Ended June 30, 2008
Net cash provided by (used for):
Operating activities	$91.5
Investing activities	(179.3)
Financing activities	33.2
Effect of exchange rate on cash	(2.0)

Net decrease in cash and cash equivalents	$(56.6)

KAR Holdings’ cash flow initiatives include growing the used vehicle, salvage vehicle and dealer financing businesses internally by relocating/expanding facilities, broadening service offerings and improving operating efficiencies and externally through acquisitions.

Cash flow from operating activities was $91.5 million for the six months ended June 30, 2008. Operating cash flow was favorably impacted by non-cash charges for depreciation and amortization, amortization of debt issue costs and other non-cash transactions, partially offset by changes in deferred income taxes and operating assets and liabilities.

Net cash used for investing activities was $179.3 million for the six months ended June 30, 2008 and is primarily representative of several acquisitions the Company completed. In addition, $45.7 million has been expended for capital items. For a discussion of the Company’s capital expenditures, see “—Capital Expenditures” below.

Net cash provided by financing activities was $33.2 million for the six months ended June 30, 2008. Cash provided by financing activities is primarily representative of an increase in book overdrafts as well as borrowings on the Company’s Canadian line of credit, partially offset by payments on long-term debt of $7.8 million.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2008 totaled $45.7 million. Combined capital expenditures for ADESA and IAAI (excluding acquisitions and other investments) for the year ended December 31, 2007 totaled $79.4 million. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $94 million for fiscal year 2008. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure, and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

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

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., 11 independently owned Salvage auctions in Georgia, North Carolina, Tennessee, Alabama and Kentucky (collectively referred to as “Verastar”). These site acquisitions expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern States. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction.

In addition, the Company entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facilities are approximately $2.6 million per year. Financial results for these acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition.

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

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. During the third quarter of 2008, IAAI plans to combine the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions will be relocated to a new site, which will be shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In May 2008, IAAI completed the purchase of certain assets of Joe Horisk’s Salvage Pool in Newcastle, Delaware. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding states. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2013. Initial annual lease payments for the facility are approximately $0.1 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 15 auctions acquired in the first six months of 2008 was approximately $130.1 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $51.4 million to other intangible assets, representing the fair value of acquired customer relationships and noncompete agreements which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $57.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

In July 2008, ADESA completed the purchase of Live Global Bid, Inc. (“LGB”), a leading provider of Internet-based auction software and services. The LGB technology allows auction houses to broadcast their auctions through simultaneous audio and visual feeds to all participating Internet users from any location. The acquisition is expected to enhance and expand ADESA’s e-business product line. ADESA has used LGB’s bidding product under the name “LiveBlock” since 2004 and has owned approximately 18 percent of LGB on a fully diluted basis since 2005. Financial results for this acquisition will be included in the Company’s consolidated financial statements from the date of acquisition.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at June 30, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At June 30, 2008, AFC managed total finance receivables of $809.8 million, of which $690.9 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $503.0 million and $522.0 million at June 30, 2008 and December 31, 2007, respectively. Finance receivables include $32.9 million and $29.4 million classified as held for sale and $203.7 million and $225.0 million classified as held for investment at June 30, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $65.6 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at June 30, 2008 and December 31, 2007, respectively. The face amount of these receivables was $74.9 million and $99.3 million at June 30, 2008 and December 31, 2007, respectively.

AFC’s allowance for losses of $7.8 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $5.1 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at June 30, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 or 3 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement. After the occurrence of a termination event, as defined in the securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At June 30, 2008, the Company was in compliance with the covenants in the securitization agreement.

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

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three and six months ended June 30, 2008. See Note 10 of the Notes to the Consolidated Financial Statements, included elsewhere in this document, for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The statement establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. This standard is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on any acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51. The statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 160 will have on the consolidated financial statements.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Holdings, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $1.2 million for the three months ended June 30, 2008 and negatively affected net income by $0.7 million for the six months ended June 30, 2008. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses an interest rate swap agreement to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate swap agreement as a cash flow hedge. The earnings impact of the interest rate swap designated as a cash flow hedge is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first six months of 2008.

In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009 and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At June 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreement was an $18.1 million unrealized loss recorded in “Other accrued expenses” and a $17.9 million unrealized loss recorded in “Other liabilities”, respectively, on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At June 30, 2008, there was a net unrealized loss totaling $11.4 million, net of tax benefits of $6.7 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and six months ended June 30, 2008 would have resulted in an increase in interest expense of approximately $2.3 million and $4.6 million, respectively.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements in the Company’s Special Financial Report pursuant to Exchange Act Rule 15d-2 for the year ended December 31, 2007. The following discussion is limited to certain recent developments concerning the Company’s legal and regulatory proceedings and should be read in conjunction with the earlier Report. Unless otherwise indicated, all proceedings discussed in the earlier Report remain outstanding.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. (“AMS”) filed a lawsuit against ADESA, Inc. in U.S. District Court alleging infringement of a patent that pertains to ADESA’s “LiveBlock” system. LiveBlock allows remote bidders to participate in a traditional-style, live auction with onsite bidders. The AMS complaint was served upon ADESA in July 2005. The complaint seeks unspecified damages, attorneys’ fees and costs and injunctive relief; however, AMS provided ADESA with an estimate of damages of approximately $6.1 million. On July 3, 2008, ADESA acquired Live Global Bid, Inc. (“LGB”), a co-defendant of ADESA’s in this litigation and the licensor of ADESA’s LiveBlock technology. AMS provided LGB with an estimate of damages of approximately $2.7 million. The Company continues to vigorously defend itself against the infringement allegations. The litigation is currently in discovery.

Although the Company believes it has substantial defenses to the AMS claims, there is the potential for an adverse judgment given the risk and uncertainty inherent in litigation. In the event of an adverse decision, the Company does not believe that it would have a material adverse effect on its consolidated financial condition or liquidity but could possibly be material to its consolidated results of operations.

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency (“EPA”) issued a General Notice of Potential Liability pursuant to Section 107(a) and a Request for Information pursuant to Section 104(e) of CERCLA (42 USC 9601 et.seq.) to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington (the “LDW”). At this time, the EPA has not demanded that the Company pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has told the Company that, to date, it has sent out approximately sixty General Notice letters to other parties, but the EPA plans to send hundreds of additional General Notice letters to additional parties over the next year. The Company currently leases property adjacent to the LDW and operates a stormwater system that discharges into the LDW. The Company is in the process of investigating its involvement, if any, with the LDW and responding to the Section 104(e) Information Request.

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

KAR Holdings, Inc.
(Registrant)

Date: August 12, 2008	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	2008 Annual Incentive Program for KAR Holdings, Inc.	POS AM	333-149137	10.37	8/1/2008

10.2	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X