Form 10-Q
period 2008-09-30
KAR Holdings, Inc.
filed 2008-11-13
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 10,685,366 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Holdings, Inc.

The financial statements referred to below include the financial statements of KAR Holdings, Inc. as of and for the three and nine months ended September 30, 2008 and 2007. KAR Holdings, Inc. had no operations until the consummation of the merger of ADESA, Inc. (together with its subsidiaries, “ADESA”) and combination of Insurance Auto Auctions, Inc. (together with its subsidiaries, “IAAI”) on April 20, 2007, after which ADESA and IAAI became wholly owned subsidiaries of KAR Holdings, Inc. As such, the historical financial statements of ADESA and IAAI are presented for the period prior to April 20, 2007, as noted below.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Operations

(Operations Commenced April 20, 2007)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues
ADESA Auction Services	$286.4	$241.4	$862.7	$432.3
IAAI Salvage Services	135.4	117.7	426.0	208.4
AFC	22.8	35.2	86.5	63.7

Total operating revenues	444.6	394.3	1,375.2	704.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	261.4	221.8	792.9	391.1
Selling, general and administrative	92.7	82.5	285.2	146.3
Depreciation and amortization	45.0	39.6	137.3	66.8
Goodwill and other intangibles impairment	164.4	—	164.4	—

Total operating expenses	563.5	343.9	1,379.8	604.2

Operating profit (loss)	(118.9)	50.4	(4.6)	100.2
Interest expense	52.1	59.0	161.5	104.4
Other (income) expense, net	4.1	(3.7)	4.9	(6.7)

Income (loss) before income taxes	(175.1)	(4.9)	(171.0)	2.5
Income taxes	(5.2)	3.7	(4.1)	6.5

Net loss	($169.9)	($8.6)	($166.9)	($4.0)

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$201.2	$204.1
Restricted cash	10.6	16.9
Trade receivables, net of allowances of $9.7 and $6.3	352.8	278.3
Finance receivables, net of allowances of $7.8 and $7.5	198.7	246.9
Retained interests in finance receivables sold	60.8	71.5
Deferred income tax assets	33.0	29.3
Other current assets	46.7	54.8

Total current assets	903.8	901.8

Other assets
Goodwill	1,517.3	1,617.6
Customer relationships, net of accumulated amortization of $95.7 and $44.9	838.7	844.4
Other intangible assets, net of accumulated amortization of $32.8 and $15.7	254.9	251.4
Unamortized debt issuance costs	72.6	81.6
Other assets	56.8	60.8

Total other assets	2,740.3	2,855.8

Property and equipment, net of accumulated depreciation of $132.7 and $65.8	700.9	773.2

Total assets	$4,345.0	$4,530.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions, except share and par value data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$366.5	$292.8
Accrued employee benefits and compensation expenses	49.9	54.8
Accrued interest	35.7	16.4
Other accrued expenses	85.4	80.1
Current maturities of long-term debt	—	15.6

Total current liabilities	537.5	459.7

Non-current liabilities
Long-term debt	2,561.0	2,601.1
Deferred income tax liabilities	353.8	378.1
Other liabilities	59.3	78.3

Total non-current liabilities	2,974.1	3,057.5

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,685,366 in 2008
10,686,316 in 2007	0.1	0.1
Additional paid-in capital	1,029.4	1,027.9
Retained deficit	(208.4)	(41.5)
Accumulated other comprehensive income	12.3	27.1

Total stockholders’ equity	833.4	1,013.6

Total liabilities and stockholders’ equity	$4,345.0	$4,530.8

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	10.7	$0.1	$1,027.9	($41.5)	$27.1	$1,013.6

Comprehensive loss:
Net loss		—	—	(166.9)	—	(166.9)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap		—	—	—	3.9	3.9
Foreign currency translation		—	—	—	(18.7)	(18.7)

Comprehensive loss		—	—	(166.9)	(14.8)	(181.7)
Stock-based compensation expense		—	1.6	—	—	1.6
Repurchase of common stock		—	(0.1)	—	—	(0.1)

Balance at September 30, 2008	10.7	$0.1	$1,029.4	($208.4)	$12.3	$833.4

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Cash Flows

(Operations Commenced April 20, 2007)

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	($166.9)	($4.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137.3	66.8
Provision for credit losses	7.1	1.9
Deferred income taxes	(27.8)	—
Amortization of debt issuance costs	10.2	5.8
Stock-based compensation	(4.2)	0.7
Loss (gain) on disposal of fixed assets	5.6	(0.2)
Goodwill and other intangibles impairment	164.4	—
Other non-cash, net	6.2	0.9
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	33.9	(22.6)
Retained interests in finance receivables sold	10.7	(1.6)
Trade receivables and other assets	(43.9)	61.1
Accounts payable and accrued expenses	74.9	(19.0)

Net cash provided by operating activities	207.5	89.8

Investing activities
Net (increase) decrease in finance receivables held for investment	8.8	6.1
Acquisition of businesses, net of cash acquired	(155.8)	(23.3)
Purchases of property, equipment and computer software	(85.7)	(31.1)
Purchase of other intangibles	—	(0.1)
Proceeds from sale of property and equipment	73.4	0.1
Decrease in restricted cash	6.3	9.2

Net cash used by investing activities	(153.0)	(39.1)

Financing activities
Net increase in book overdrafts	2.5	63.5
Payments for debt issuance costs	(1.2)	(1.0)
Payments on long-term debt	(55.7)	(3.9)
Payments on capital leases	(0.3)	(0.2)
Contributed capital	—	3.0
Repurchase of common stock	(0.1)	—

Net cash (used by) provided by financing activities	(54.8)	61.4

Effect of exchange rate changes on cash	(2.6)	(0.4)

Net increase (decrease) in cash and cash equivalents	(2.9)	111.7
Cash and cash equivalents at beginning of period	204.1	232.7

Cash and cash equivalents at end of period	$201.2	$344.4

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2008 (Unaudited)

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

•	“KAR Holdings” or the “Company” refers to KAR Holdings, Inc., a Delaware corporation that is a wholly owned subsidiary of KAR LLC. KAR Holdings is the parent company of ADESA and IAAI;

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company;

•	“ADESA” refers to ADESA, Inc. and its subsidiaries;

•	“ADESA Auctions” refers to the subsidiaries of ADESA, Inc. that provide wholesale vehicle auctions and related vehicle redistribution services for the automotive industry;

•	“AFC” refers to ADESA Dealer Services, LLC, an Indiana limited liability corporation, and its subsidiaries including Automotive Finance Corporation; and

•	“IAAI” refers to Insurance Auto Auctions, Inc. and its subsidiaries.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

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

Nature of operations

As of September 30, 2008, the network of 62 ADESA whole car auctions and 149 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership of the vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

IAAI is a leading provider of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the redistribution of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 88 loan production offices located throughout North America. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from ADESA auctions, IAAI auctions, independent auctions, auctions affiliated with other auction networks and non-auction purchases.

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

September 30, 2008 (Unaudited)

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

Note 3—New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three and nine months ended September 30, 2008. See Note 12 for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations. In October 2008, the FASB

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in a market that is not active. The Company’s adoption of the provisions of FSP FAS 157-3 in its determination of fair values as of September 30, 2008 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value and to recognize related unrealized gains and losses in earnings. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This standard is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and elected not to apply the fair value option to any existing financial assets or liabilities.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

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

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. During the third quarter of 2008, IAAI combined the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions were relocated to a new site, which are shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

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

In August 2008, ADESA completed the purchase of certain assets of ABC Minneapolis. This acquisition expands ADESA’s presence in the Midwest and complements existing auctions at ADESA Fargo and ADESA Sioux Falls. The auction is comprised of approximately 82 acres and includes 6 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2026. Initial annual lease payments for the facility are approximately $0.7 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In August 2008, ADESA completed the purchase of certain assets of ABC Nashville. This acquisition expands ADESA’s presence in the South and complements existing auctions at ADESA Memphis and ADESA Knoxville. The auction is comprised of approximately 57 acres and includes 6 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchase agreement included contingent payments related to Adjusted EBITDA targets subsequent to the purchase date. The purchased assets of the auction included accounts receivable and operating equipment related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2026. Initial annual lease payments for the facility are approximately $1.3 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 18 businesses acquired in the first nine months of 2008 was approximately $152.9 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $63.4 million to other intangible assets, representing the fair value of acquired customer relationships, technology and noncompete agreements which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $59.6 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

Note 5—Stock-Based Compensation Plans

The Company’s stock-based compensation expense includes expense associated with KAR Holdings, Inc. service option awards, KAR LLC operating unit awards and Axle LLC operating unit awards. The Company has classified the service options as equity awards and the KAR LLC and Axle LLC operating units as liability awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.

The compensation cost that was charged against income for service options was $0.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, and the total income tax benefit recognized in the Consolidated Statement of Operations for service options was approximately $0.2 million and

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

$0.6 million for the three and nine months ended September 30, 2008. The Company recognized a reduction in compensation expense for operating units of approximately $7.3 million for the three months ended September 30, 2008 to reduce expense previously recorded in 2007 and 2008. The $7.3 million discussed above was offset by $1.5 million of compensation expense for operating units recorded in the first six months of 2008, resulting in a net reduction in compensation expense for operating units of approximately $5.8 million for the nine months ended September 30, 2008. The reduction in operating unit compensation expense for the three and nine months ended September 30, 2008 resulted from marking the operating units to fair value. The Company did not capitalize any stock-based compensation cost in the nine months ended September 30, 2008.

The compensation cost that was charged against income for all stock-based compensation plans was $0.7 million for the three months ended September 30, 2007 and for the period April 20, 2007 through September 30, 2007. The total income tax benefit recognized in the Consolidated Statement of Operations for stock-based compensation agreements was approximately $0.2 million for the three months ended September 30, 2007 and for the period April 20, 2007 through September 30, 2007. The Company did not capitalize any stock-based compensation cost in the nine months ended September 30, 2007.

Note 6—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at September 30, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At September 30, 2008, AFC managed total finance receivables of $700.3 million, of which $600.5 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $433.0 million and $522.0 million at September 30, 2008 and December 31, 2007, respectively. Finance receivables include $27.3 million and $29.4 million classified as held for sale and $179.2 million and $225.0 million classified as held for investment at September 30, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $59.2 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at September 30, 2008 and December 31, 2007, respectively. The face amount of these receivables was $69.7 million and $99.3 million at September 30, 2008 and December 31, 2007, respectively.

AFC’s allowance for losses of $7.8 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $4.7 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at September 30, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At September 30, 2008, the Company was in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2008		Net Credit Losses Three Months Ended September 30, 2008	Net Credit Losses Nine Months Ended September 30, 2008
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$192.6	$8.1	$0.3	$1.3
Special purpose loans	13.9	1.5	—	—

Finance receivables held	$206.5	$9.6	$0.3	$1.3

Receivables sold	433.0

Retained interests in finance receivables sold	60.8

Total receivables managed	$700.3

The net credit losses for receivables sold approximated $9.7 million and $23.9 million for the three and nine months ended September 30, 2008.

	December 31, 2007		Net Credit Losses Three Months Ended September 30, 2007	Net Credit Losses From April 20 – September 30, 2007
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$234.3	$10.2	$0.1	$0.2
Special purpose loans	20.1	—	—	—

Finance receivables held	$254.4	$10.2	$0.1	$0.2

Receivables sold	522.0
Retained interests in finance receivables sold	71.5

Total receivables managed	$847.9

The net credit losses for receivables sold approximated $5.0 million and $7.8 million for the three months ended September 30, 2007 and for the period April 20, 2007 through September 30, 2007.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

(in millions)	Nine Months Ended September 30, 2008	For the Period April 20 – September 30, 2007
Proceeds from sales of finance receivables	$3,481.6	$2,291.5
Servicing fees received	$12.1	$7.5
Proceeds received on retained interests in finance receivables sold	$81.1	$53.2

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $60.8 million and $71.5 million at September 30, 2008 and December 31, 2007, respectively. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 7—Goodwill and Other Intangibles

Goodwill consisted of the following at September 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Total
Balance at January 1, 2008	$806.7	$452.4	$358.5	$1,617.6
Increase for 2008 acquisitions	16.1	43.5	—	59.6
Impairment	—	—	(161.5)	(161.5)
Other	0.6	0.7	0.3	1.6

Balance at September 30, 2008	$823.4	$496.6	$197.3	$1,517.3

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and tradenames for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In light of the overall economy and in particular the automotive finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on this trend, the forecasted performance has been revised. In the third quarter of 2008, a preliminary noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows. In addition, in the third quarter of 2008, a preliminary noncash tradename charge of approximately $2.9 million was recorded in the AFC reporting unit, reducing its carrying value of $11.6 million to its fair value of $8.7 million. The fair value of the tradename was estimated using the royalty savings method, a form of the income approach. The Company expects to finalize the impairment analyses during the fourth quarter. There could be adjustments to the preliminary charges once the analyses are completed. Any adjustments, which are not expected to be significant, will be recorded during the quarter ended December 31, 2008.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Note 8—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	September 30, 2008	December 31, 2007
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,501.5	$1,557.2
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Capital lease obligation	5.0%	December 01, 2013	34.5	34.5
Canadian line of credit	Prime + 0.5% or BA + 2%	August 31, 2009	—	—

Total debt			2,561.0	2,616.7
Less current portion of long-term debt			—	15.6

Long-term debt			$2,561.0	$2,601.1

Credit Facilities

As part of the merger transactions, the Company entered into new senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan. Letters of credit reducing the available line of credit were $19.5 million at September 30, 2008. In accordance with the terms in the Credit Agreement, the Company prepaid approximately $11.3 million of the term loan in August 2008 with proceeds received from a securitization sale of certain U.S. dollar denominated receivables and related assets. In addition, the Company prepaid approximately $36.6 million of the term loan in September 2008 with proceeds received from the sale-leaseback transaction, as described in Note 10. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011.

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

The Credit Agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving commitments outstanding. There were no revolving commitments outstanding at September 30, 2008. The Company was in compliance with the covenants in the credit facility at September 30, 2008.

Note 9—Derivatives

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

The Company has designated its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At September 30, 2008, the fair value of the interest rate swap agreement was an $11.7 million unrealized loss recorded in “Other accrued expenses” on the Consolidated Balance Sheet. At December 31, 2007, the fair value of the interest rate swap agreement was a $17.9 million unrealized loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At September 30, 2008, there was a net unrealized loss totaling $7.4 million, net of tax benefits of $4.3 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million.

Note 10—Sale-Leaseback Agreement

On September 4, 2008, the following subsidiaries of KAR Holdings, Inc., ADESA California, LLC, ADESA San Diego, LLC, ADESA Texas, Inc., ADESA Florida, LLC, ADESA Washington, LLC and ADESA Atlanta, LLC (collectively the “ADESA Entities”), entered into a transaction with subsidiaries of First Industrial Realty Trust, Inc. (“First Industrial”) to sell and simultaneously lease back to the ADESA Entities the interest of the ADESA Entities in the land (and improvements on a portion of the San Diego site) at eight vehicle auction sites. The closing of the sale-leaseback of seven of the eight locations occurred on September 4, 2008, and the remaining site, a ground leasehold interest in Fairburn, Georgia, closed on October 3, 2008. The portfolio is comprised of four sites in California (Tracy, San Diego, Mira Loma and Sacramento), and single sites in Fairburn, Georgia, Houston, Texas, Auburn, Washington and Bradenton, Florida. The properties continue to house ADESA’s used vehicle auctions.

The aggregate sales price for the ADESA Entities’ interest in the subject properties was $81.9 million. The Company received net cash proceeds of approximately $73.1 million from the closing of the sale-leaseback of the first seven locations on September 4, 2008, resulting in a net loss of $5.3 million which has been recorded in “Selling, general and administrative” expenses on the Consolidated Statement of Operations. In addition, the Company received net cash proceeds of approximately $7.4 million from the closing of the sale-leaseback in Fairburn, Georgia on October 3, 2008. The Company utilized 50% of the net proceeds to prepay the term loan in accordance with terms of its Credit Agreement.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

The initial lease term of each lease is 20 years for each property, together with additional renewal options to extend the term of each lease by up to an additional 20 years. Additionally, each lease contains a “cross default” provision pursuant to which a default under any other lease in the portfolio or any of the Guaranties (as defined below) shall be deemed a default under such lease; provided, however, the “cross default” provision shall remain in effect with respect to each lease only for such time as the lease is a part of the subject portfolio of leases and is held by First Industrial and its affiliates or a third party and its affiliates.

The Company entered into guaranties (the “Guaranties”) to guarantee the obligations of the ADESA Entities with respect to the leases. Under the Guaranties, the Company agreed to guarantee the payment of all rent, sums and charges of every type and nature payable by the applicable tenant under its lease, and the performance of all covenants, terms, conditions, obligations and agreements to be performed by the applicable tenant under its lease.

Note 11—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	For the Period April 20 – September 30, 2007
Net loss	($169.9)	($8.6)	($166.9)	($4.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(11.0)	19.1	(18.7)	34.2
Unrealized gain (loss) on interest rate swap	4.0	(6.7)	3.9	(6.7)

Comprehensive income (loss)	($176.9)	$3.8	($181.7)	$23.5

The composition of “Accumulated other comprehensive income” at September 30, 2008 consisted of the net unrealized loss on the interest rate swap of $7.4 million, a $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gains of $19.5 million. The composition of “Accumulated other comprehensive income” at December 31, 2007 consisted of the net unrealized loss on the interest rate swap of $11.3 million, a $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gains of $38.2 million.

Note 12—Fair Value Measurements

As discussed in Note 3, on January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities, such as models or other valuation methodologies.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

•

Level 3—Unobservable inputs that are based on the Company’s assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include instruments for which the determination of fair value requires significant management judgment or estimation.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008 (in millions):

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$60.8	$—	$—	$60.8

Liabilities:
Interest rate swap	$11.7	$—	$11.7	$—

Retained Interest—representative of the retained interests in finance receivables sold. The fair value of the retained interests is based upon the Company’s estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate. The recorded fair value, however, requires significant management judgment or estimation and may not necessarily represent what the Company would receive in an actual sale of the receivables.

Interest Rate Swap—under the interest rate swap agreement, the Company pays a fixed LIBOR rate on a portion of the Term Loan B credit facility and receives a variable LIBOR rate. The fair value of the interest rate swap is based on quoted market prices for similar instruments from a commercial bank.

Note 13—Segment Information

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended September 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$286.4	$135.4	$22.8	$—	$444.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	162.1	90.0	9.3	—	261.4
Selling, general and administrative	63.9	18.3	3.7	6.8	92.7
Depreciation and amortization	23.0	15.4	6.2	0.4	45.0
Goodwill and other intangibles impairment	—	—	164.4	—	164.4

Total operating expenses	249.0	123.7	183.6	7.2	563.5

Operating profit (loss)	37.4	11.7	(160.8)	(7.2)	(118.9)
Interest expense	0.1	0.2	—	51.8	52.1
Other (income) expense, net	(0.8)	(0.1)	—	5.0	4.1
Intercompany	11.1	10.0	(0.5)	(20.6)	—

Income (loss) before income taxes	27.0	1.6	(160.3)	(43.4)	(175.1)
Income taxes	12.3	0.2	0.9	(18.6)	(5.2)

Net income (loss)	$14.7	$1.4	($161.2)	($24.8)	($169.9)

Assets	$2,254.0	$1,162.6	$711.4	$217.0	$4,345.0

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended September 30, 2007 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$241.4	$117.7	$35.2	$—	$394.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	135.2	78.7	7.9	—	221.8
Selling, general and administrative	50.3	15.0	2.9	14.3	82.5
Depreciation and amortization	18.5	13.9	7.0	0.2	39.6

Total operating expenses	204.0	107.6	17.8	14.5	343.9

Operating profit (loss)	37.4	10.1	17.4	(14.5)	50.4
Interest expense (income)	0.5	(0.1)	—	58.6	59.0
Other (income) expense, net	(1.4)	(0.1)	—	(2.2)	(3.7)
Intercompany	(3.1)	—	0.4	2.7	—

Income (loss) before income taxes	41.4	10.3	17.0	(73.6)	(4.9)
Income taxes	16.2	3.6	6.5	(22.6)	3.7

Net income (loss)	$25.2	$6.7	$10.5	($51.0)	($8.6)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the nine months ended September 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$862.7	$426.0	$86.5	$—	$1,375.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	492.2	273.5	27.2	—	792.9
Selling, general and administrative	181.1	52.7	12.6	38.8	285.2
Depreciation and amortization	69.1	46.6	19.2	2.4	137.3
Goodwill and other intangibles impairment	—	—	164.4	—	164.4

Total operating expenses	742.4	372.8	223.4	41.2	1,379.8

Operating profit (loss)	120.3	53.2	(136.9)	(41.2)	(4.6)
Interest expense	1.1	0.1	—	160.3	161.5
Other (income) expense, net	(2.5)	(0.5)	—	7.9	4.9
Intercompany	30.5	28.3	0.2	(59.0)	—

Income (loss) before income taxes	91.2	25.3	(137.1)	(150.4)	(171.0)
Income taxes	37.1	9.9	9.8	(60.9)	(4.1)

Net income (loss)	$54.1	$15.4	($146.9)	($89.5)	($166.9)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the period April 20, 2007 through September 30, 2007 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$432.3	$208.4	$63.7	$—	$704.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	239.4	137.7	14.0	—	391.1
Selling, general and administrative	88.8	26.7	6.3	24.5	146.3
Depreciation and amortization	31.0	23.1	11.7	1.0	66.8

Total operating expenses	359.2	187.5	32.0	25.5	604.2

Operating profit (loss)	73.1	20.9	31.7	(25.5)	100.2
Interest expense (income)	0.9	(0.2)	—	103.7	104.4
Other (income) expense, net	(3.0)	(0.4)	—	(3.3)	(6.7)
Intercompany	(4.9)	0.1	0.8	4.0	—

Income (loss) before income taxes	80.1	21.4	30.9	(129.9)	2.5
Income taxes	31.0	7.9	11.9	(44.3)	6.5

Net income (loss)	$49.1	$13.5	$19.0	($85.6)	($4.0)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Note 14—Commitments and Contingencies

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $1.3 million and $1.9 million at September 30, 2008 and December 31, 2007, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

Note 15—Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statement of cash flows as of and for the three and nine months ended September 30, 2008 for KAR Holdings, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Holdings on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Holdings, Inc. and notes thereto.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$344.4	$100.2	$—	$444.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	220.3	41.1	—	261.4
Selling, general and administrative	(6.0)	86.1	12.6	—	92.7
Depreciation and amortization	—	39.2	5.8	—	45.0
Goodwill and other intangibles impairment	—	164.4	—	—	164.4

Total operating expenses	(6.0)	510.0	59.5	—	563.5

Operating profit (loss)	6.0	(165.6)	40.7	—	(118.9)
Interest expense	51.8	0.3	—	—	52.1
Other (income) expense, net	—	4.5	(0.4)	—	4.1
Intercompany charges	(17.7)	5.8	11.9	—	—

Income (loss) before income taxes	(28.1)	(176.2)	29.2	—	(175.1)
Income taxes	(12.1)	(5.6)	12.5	—	(5.2)

Net income (loss)	($16.0)	($170.6)	$16.7	$—	($169.9)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,062.3	$312.9	$—	$1,375.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	665.3	127.6	—	792.9
Selling, general and administrative	(2.0)	249.9	37.3	—	285.2
Depreciation and amortization	—	119.5	17.8	—	137.3
Goodwill and other intangibles impairment	—	164.4	—	—	164.4

Total operating expenses	(2.0)	1,199.1	182.7	—	1,379.8

Operating profit (loss)	2.0	(136.8)	130.2	—	(4.6)
Interest expense	160.3	1.2	—	—	161.5
Other (income) expense, net	—	6.1	(1.2)	—	4.9
Intercompany charges	(51.3)	20.0	31.3	—	—

Income (loss) before income taxes	(107.0)	(164.1)	100.1	—	(171.0)
Income taxes (benefit)	(43.2)	(0.2)	39.3	—	(4.1)

Net income (loss)	($63.8)	($163.9)	$60.8	$—	($166.9)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$170.8	$30.4	$—	$201.2
Restricted cash	—	3.6	7.0	—	10.6
Trade receivables, net of allowances	—	318.3	49.9	(15.4)	352.8
Finance receivables, net of allowances	—	2.4	196.3	—	198.7
Retained interests in finance receivables sold	—	—	60.8	—	60.8
Deferred income tax assets	4.4	28.6	—	—	33.0
Other current assets	0.3	39.2	7.2	—	46.7

Total current assets	4.7	562.9	351.6	(15.4)	903.8

Other assets
Investments in and advances to affiliates, net	2,804.5	24.3	43.6	(2,872.4)	—
Goodwill	—	1,513.7	3.6	—	1,517.3
Customer relationships, net of accumulated amortization	—	716.5	122.2	—	838.7
Other intangible assets, net of accumulated amortization	—	246.4	8.5	—	254.9
Unamortized debt issuance costs	72.6	—	—	—	72.6
Other assets	—	55.6	1.2	—	56.8

Total other assets	2,877.1	2,556.5	179.1	(2,872.4)	2,740.3

Property and equipment, net of accumulated depreciation	—	557.5	143.4	—	700.9

Total assets	$2,881.8	$3,676.9	$674.1	($2,887.8)	$4,345.0

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$350.8	$31.1	($15.4)	$366.5
Accrued employee benefits and compensation expenses	—	43.8	6.1	—	49.9
Accrued interest	35.7	—	—	—	35.7
Other accrued expenses	14.9	60.3	10.2	—	85.4
Current maturities of long-term debt	—	—	—	—	—

Total current liabilities	50.6	454.9	47.4	(15.4)	537.5

Non-current liabilities
Investments by and advances from affiliates, net	—	100.5	—	(100.5)	—
Long-term debt	1,705.0	706.4	149.6	—	2,561.0
Deferred income tax liabilities	—	320.4	33.4	—	353.8
Other liabilities	—	57.3	2.0	—	59.3

Total non-current liabilities	1,705.0	1,184.6	185.0	(100.5)	2,974.1

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,126.2	2,037.4	441.7	(2,771.9)	833.4

Total liabilities and stockholders’ equity	$2,881.8	$3,676.9	$674.1	($2,887.8)	$4,345.0

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$172.3	$31.8	$—	$204.1
Restricted cash	—	7.9	9.0	—	16.9
Trade receivables, net of allowances	—	255.8	34.6	(12.1)	278.3
Finance receivables, net of allowances	—	5.1	241.8	—	246.9
Retained interests in finance receivables sold	—	—	71.5	—	71.5
Deferred income tax assets	—	28.6	0.7	—	29.3
Other current assets	0.3	46.0	8.5	—	54.8

Total current assets	0.3	515.7	397.9	(12.1)	901.8

Other assets
Investments in and advances to affiliates, net	2,696.3	131.5	—	(2,827.8)	—
Goodwill	—	1,613.3	4.3	—	1,617.6
Customer relationships, net of accumulated amortization	—	706.8	137.6	—	844.4
Other intangible assets, net of accumulated amortization	—	251.1	0.3	—	251.4
Unamortized debt issuance costs	81.6	—	—	—	81.6
Other assets	—	59.2	1.6	—	60.8

Total other assets	2,777.9	2,761.9	143.8	(2,827.8)	2,855.8

Property and equipment, net of accumulated depreciation	—	615.6	157.6	—	773.2

Total assets	$2,778.2	$3,893.2	$699.3	($2,839.9)	$4,530.8

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$283.6	$21.3	($12.1)	$292.8
Accrued employee benefits and compensation expenses	—	46.9	7.9	—	54.8
Accrued interest	16.4	—	—	—	16.4
Other accrued expenses	1.1	72.2	6.8	—	80.1
Current maturities of long-term debt	15.6	—	—	—	15.6

Total current liabilities	33.1	402.7	36.0	(12.1)	459.7

Non-current liabilities
Investments by and advances from affiliates, net	—	—	55.9	(55.9)	—
Long-term debt	1,823.5	591.4	186.2	—	2,601.1
Deferred income tax liabilities	(6.6)	344.1	40.6	—	378.1
Other liabilities	23.7	53.1	1.5	—	78.3

Total non-current liabilities	1,840.6	988.6	284.2	(55.9)	3,057.5

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	904.5	2,501.9	379.1	(2,771.9)	1,013.6

Total liabilities and stockholders’ equity	$2,778.2	$3,893.2	$699.3	($2,839.9)	$4,530.8

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2008 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$57.0	$139.6	$10.9	$—	$207.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	(1.2)	10.0	—	8.8
Acquisition of businesses, net of cash acquired	—	(149.3)	(6.5)	—	(155.8)
Purchases of property, equipment and computer software	—	(80.6)	(5.1)	—	(85.7)
Proceeds from the sale of property, equipment and computer software	—	73.4	—	—	73.4
(Increase) decrease in restricted cash	—	4.3	2.0	—	6.3

Net cash (used by) provided by investing activities	—	(153.4)	0.4	—	(153.0)
Financing activities
Net increase (decrease) in book overdrafts	—	12.6	(10.1)	—	2.5
Payments for debt issuance costs	(1.2)	—	—	—	(1.2)
Payments on long-term debt	(55.7)	—	—	—	(55.7)
Payments on capital leases	—	(0.3)	—	—	(0.3)
Repurchase of common stock	(0.1)	—	—	—	(0.1)

Net cash provided by (used by) financing activities	(57.0)	12.3	(10.1)	—	(54.8)
Effect of exchange rate changes on cash	—	—	(2.6)	—	(2.6)

Net increase (decrease) in cash and cash equivalents	—	(1.5)	(1.4)	—	(2.9)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$170.8	$30.4	$—	$201.2

ADESA, Inc.

Consolidated Statement of Income

For the Period January 1—April 19, 2007

(In millions)

(Unaudited)

Operating revenues
Auction services group	$325.4
Dealer services group	45.9

Total operating revenues	371.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	187.3
Selling, general and administrative	85.5
Depreciation and amortization	15.9
Transaction expenses	24.8

Total operating expenses	313.5

Operating profit	57.8

Interest expense	7.8
Other income, net	(1.9)

Income from continuing operations before income taxes	51.9

Income taxes	24.9

Income from continuing operations	27.0

Loss from discontinued operations, net of income taxes	(0.1)

Net income	$26.9

Earnings per share—basic
Income from continuing operations	$0.30
Loss from discontinued operations, net of income taxes	—

Net income	$0.30

Earnings per share—diluted
Income from continuing operations	$0.29
Loss from discontinued operations, net of income taxes	—

Net income	$0.29

See accompanying Notes to Consolidated Financial Statements

ADESA, Inc.

Consolidated Statement of Cash Flows

For the Period January 1—April 19, 2007

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

The Company incurred and expensed $24.8 million of costs related to the merger transaction for the period January 1 through April 19, 2007.

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

The following summarizes financial information for the discontinued operations (in millions, except per share data):

January 1 – April 19, 2007
Statements of Income
Operating revenues	$—
Operating expenses	0.1

Loss before income taxes	(0.1)
Income taxes	—

Loss from discontinued operations	($0.1)

Net loss per share from discontinued operations—basic	$—

Net loss per share from discontinued operations—diluted	$—

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

The fair value of shares vested for the period January 1 through April 19, 2007 was $0.7 million.

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

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

Note 4—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

January 1 – April 19, 2007
Income from continuing operations	$27.0
Loss from discontinued operations, net of income taxes	(0.1)

Net income	$26.9

Weighted average common shares outstanding	90.62
Effect of dilutive stock options and restricted stock awards	0.76

Weighted average common shares outstanding and assumed conversions	91.38

Earnings per share—basic
Income from continuing operations	$0.30
Loss from discontinued operations, net of income taxes	—

Net income	$0.30

Earnings per share—diluted
Income from continuing operations	$0.29
Loss from discontinued operations, net of income taxes	—

Net income	$0.29

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

Note 5—Comprehensive Income

The components of comprehensive income are as follows (in millions):

January 1 – April 19, 2007
Net income	$26.9
Other comprehensive income, net of tax
Foreign currency translation	8.4
Unrealized loss on interest rate swaps	(0.1)

Comprehensive income	$35.2

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

Financial information regarding the Company’s reportable segments is set forth below for the period January 1 – April 19, 2007 (in millions):

	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$325.4	$45.9	$—	$371.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	177.7	9.6	—	187.3
Selling, general and administrative	69.0	6.9	9.6	85.5
Depreciation and amortization	14.7	0.9	0.3	15.9
Transaction expenses	4.2	0.7	19.9	24.8

Total operating expenses	265.6	18.1	29.8	313.5

Operating profit (loss)	59.8	27.8	(29.8)	57.8
Interest expense	0.6	—	7.2	7.8
Other (income) expense, net	(2.5)	1.1	(0.5)	(1.9)

Income (loss) from continuing operations before income taxes	61.7	26.7	(36.5)	51.9
Income taxes	22.2	10.5	(7.8)	24.9

Income (loss) from continuing operations	$39.5	$16.2	($28.7)	$27.0

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 (Unaudited)

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

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Period January 1—April 19, 2007

(dollars in thousands)

(Unaudited)

Revenues:
Fee income	$101,669
Vehicle sales	13,119

114,788

Cost of sales:
Branch cost	71,269
Vehicle cost	11,222

82,491

Gross margin	32,297

Operating expense:
Selling, general and administrative	21,416
Loss (gain) on sale of property and equipment	(27)
Gain related to flood	(77)

21,312

Income from operations	10,985
Other (income) expense:
Interest expense	10,023
Other income	(122)

Income before income taxes	1,084
Income taxes	1,454

Net loss	($370)

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Period January 1—April 19, 2007

(dollars in thousands)

(Unaudited)

Cash flows from operating activities:
Net loss	($370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on change in fair market value of interest rate cap	(18)
Depreciation and amortization	8,372
Gain on disposal of fixed assets, including disposal of assets as a result of the Texas flood in 2006	(31)
Share-based compensation expense	2,739
Deferred income taxes	1,209
(Increase) decrease in:
Accounts receivable, net	(339)
Income tax receivable	322
Inventories	614
Other current assets	512
Other assets	(603)
Increase (decrease) in:
Accounts payable	(3,786)
Accrued liabilities	(3,233)

Net cash provided by operating activities	5,388

Cash flows from investing activities:
Capital expenditures	(5,386)
Payments made in connection with acquisitions, net of cash acquired	(450)
Proceeds from disposal of property and equipment	47

Net cash used in investing activities	(5,789)

Cash flows from financing activities:
Principal payments of long-term debt	(488)
Principal payments on capital leases	(112)

Net cash used in financing activities	(600)

Net decrease in cash and cash equivalents	(1,001)
Cash and cash equivalents at beginning of period	14,040

Cash and cash equivalents at end of period	$13,039

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives such as selective relocations, greenfields and acquisitions; the Company’s competitive position; and its continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company’s Amendment No. 1 to Post-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-149137) that was filed with the Securities and Exchange Commission on August 21, 2008, as well as the Company’s Special Financial Report pursuant to Exchange Act Rule 15d-2 for the year ended December 31, 2007. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent customers;

•	economic conditions including fuel prices and Canadian exchange rate and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	the Company’s ability to successfully implement its business strategies or realize expected cost savings and revenue enhancements;

•	the Company’s ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	weather;

•	general business conditions; and

•	other risks described from time to time.

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

Executive Overview

According to ADESA Analytical Services, approximately 9.54 million used vehicles were auctioned in North America in 2007, and year-to-date through September 30, 2008, the auction industry sales volume was up an estimated 2.8%; however, this figure has fluctuated throughout 2008 from being modestly down to modestly up on a year-to-date basis. Retail used vehicle sales were down approximately 7.1% for the nine months ended September 30, 2008 as compared with the same period in 2007. New vehicle sales experienced a decline of nearly 13% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. A decline in new vehicle sales generally results in a reduction in trade-in volumes at automobile dealers and subsequently used vehicle auction volumes. Despite an increase in the supply of vehicles at auction, we have experienced a significant decrease in demand driven by declining new and used vehicle sales. The Company believes that the retail used vehicle market is impacted by many factors including new and used vehicle pricing and the overall economy.

Wholesale used vehicle prices averaged $9,540 in September 2008 as compared with $9,849 in September 2007, according to ADESA Analytical Services’ monthly analysis of Wholesale Used Vehicle Prices by Vehicle Model Class. High fuel prices and uncertain economic conditions over the past two quarters are contributing to consumer decisions, as used compact car prices were up 13.9% in September 2008 compared to September 2007, while prices for larger used vehicles (full-size pickups and SUVs) declined 15.7% and 18.6%, respectively, in September 2008 compared with September 2007.

Salvage vehicle supplies were strong throughout the industry during the first nine months of 2008, although reduced miles driven, particularly in the third quarter, somewhat reduced incoming volumes. The Company believes increased complexity in vehicles contributes to a larger number of insurance claims resulting in a total loss. The percentage of claims resulting in total losses continues at a high level of above 13%. While salvage prices at auction have remained solid, falling commodity prices, particularly scrap metal, have had a modest negative effect on the lower priced segment of vehicles. Industry volumes may be impacted by the increases in fuel prices and the corresponding decline in the number of miles vehicles are being driven.

During the first nine months of 2008, the Company completed the acquisitions of 17 auction sites, of which 14 are now part of the IAAI segment and three which are now part of the ADESA Auctions segment. The acquisitions expanded the Company’s national service coverage and provided additional geographic support to existing markets.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers. The overall economy and in particular the automotive finance industries continue to face severe pressures which have negatively impacted AFC and its customer dealer base. Over the last several months, used vehicle dealers have experienced a significant decline in sales which has resulted in a decrease in loan originations and an increased number of dealers defaulting on their loans and thus increased credit losses for both loans held and sold as well as an increase in loan loss reserves. The value of recovered collateral on defaulted loans has been impacted to some degree by the volatility in the vehicle pricing market. In addition, AFC operates in a rate-sensitive environment. The declines in the prime rate, volatility in asset-backed commercial paper markets and increased loan losses have led to reduced revenues and the narrowing of interest rate spreads at AFC. As a result of these current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations as well as other headcount reductions. Management believes these actions will best position AFC to maintain its strong competitive position and ultimately maintain its leadership in the industry.

In October 2008, significant changes occurred in the economy which are impacting all of KAR Holdings’ business segments. Recently, a lack of availability of consumer credit for retail used car buyers, a decline in consumer spending, volatility in the asset-backed commercial paper market, a reduction in the number of independent used car dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum have negatively impacted the Company. Despite a consistent supply of used vehicles at auction, we have experienced a decrease in demand from buyers and lower conversion rates. These trends adversely affected the Company’s operating results and business in October 2008, and may continue throughout the fourth quarter of 2008 and into 2009.

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

Operating Results Summary for the Nine Months Ended September 30, 2008

The merger transactions described in “—Merger Transactions,” were completed on April 20, 2007. Pro forma adjustments have been made to the historical combined statement of income for the nine months ended September 30, 2007 as if the merger transactions had been completed on January 1, 2007. These adjustments help make the results of operations for the nine months ended September 30, 2007 comparable to the results of operations for the nine months ended September 30, 2008.

The following unaudited pro forma condensed results of operations for the nine months ended September 30, 2007 are based on the combined financial statements of ADESA and IAAI, appearing elsewhere in this Form 10-Q, as adjusted to combine the financial statements of ADESA Impact and IAAI and to illustrate the estimated pro forma effects of the merger transactions as if they had occurred on January 1, 2007. KAR Holdings commenced operations on April 20, 2007.

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

The unaudited pro forma condensed combined results of operations for the nine months ended September 30, 2007 should be read in conjunction with the information contained in the financial statements and related notes thereto, appearing elsewhere in this Form 10-Q. The pro forma adjustments inherent in the segment results presented below include: pro forma interest expense resulting from the new capital structure; pro forma depreciation and amortization expense resulting from the new basis of property and equipment and intangible assets; and adjustments to selling, general and administrative expenses for the annual sponsor advisory fees. In addition, certain human resources and information technology costs that ADESA had historically allocated to its segments and certain professional fees historically recorded at the segments were reclassified to the holding company for all periods presented. Transaction expenses, representing legal and professional fees as well as accelerated incentive compensation costs, were also removed from 2007 operating results.

Overview of Results of KAR Holdings for the Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
(In millions)	2008	2007
Revenues
ADESA Auction Services	$286.4	$241.4
IAAI Salvage Services	135.4	117.7
AFC	22.8	35.2

Total revenues	444.6	394.3
Cost of services*	261.4	221.8

Gross profit*	183.2	172.5
Selling, general and administrative	92.7	82.5
Depreciation and amortization	45.0	39.6
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	(118.9)	50.4
Interest expense	52.1	59.0
Other (income) expense, net	4.1	(3.7)

Loss before income taxes	(175.1)	(4.9)
Income taxes	(5.2)	3.7

Net loss	($169.9)	($8.6)

*	Exclusive of depreciation and amortization

ADESA Auctions Results

	Three Months Ended September 30,
(In millions)	2008	2007
ADESA Auction Services revenue	$286.4	$241.4
Cost of services*	162.1	135.2

Gross profit*	124.3	106.2
Selling, general and administrative	63.9	50.3
Depreciation and amortization	23.0	18.5

Operating profit	$37.4	$37.4

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $45.0 million, or 19%, to $286.4 million for the three months ended September 30, 2008, compared with $241.4 million for the three months ended September 30, 2007. The increase in revenue was primarily a result of a 4% increase in revenue per vehicle sold for the three months ended September 30, 2008 compared with the three months ended September 30, 2007, and a 14% increase in the number of vehicles sold.

The 4% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $15.5 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $13.0 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases and changes in average used vehicle values resulted in increased ADESA Auctions revenue of approximately $2.1 million. Fluctuations in the Canadian exchange rate increased revenue by approximately $0.4 million for the three months ended September 30, 2008 compared with the three months ended September 30, 2007.

The total number of used vehicles sold at ADESA Auctions increased 14% for the three months ended September 30, 2008 compared with three months ended September 30, 2007, resulting in an increase in ADESA Auctions revenue of approximately $29.6 million. Approximately 7% of the volume sold increase was attributable to acquisitions and approximately 7% was representative of same store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, was 62.6% for the three months ended September 30, 2008 compared with 58.5% for the three months ended September 30, 2007. The increase in conversion rates is primarily attributed to an increase in the higher mix of institutional vehicles sold that have a higher conversion rate as well as conversion rates related to dealer consignment vehicles.

Gross Profit

For the three months ended September 30, 2008, gross profit in the ADESA Auctions segment increased $18.1 million, or 17%, to $124.3 million. Gross margin for ADESA Auctions was 43.4% of revenue for the three months ended September 30, 2008 compared with 44.0% of revenue for the three months ended September 30, 2007. A decrease in margin as a percentage of revenues resulted from increased fuel costs and related transportation expenses, not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense and additional labor associated with handling incremental vehicles. In addition, the auctions acquired in 2008 produce lower gross margins than a typical auction site until ADESA’s auction processes have been fully implemented.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $13.6 million, or 27%, to $63.9 million for the three months ended September 30, 2008 compared with the three months ended September 30, 2007, primarily due to a $5.3 million loss on the sale of land related to the sale-leaseback, $4.5 million of costs at acquired sites, $3.0 million of consulting and travel costs related to process improvement initiatives, $0.9 million of marketing costs and a $0.8 million increase in bad debt expense, partially offset by a decrease in compensation and related employee benefit costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Three Months Ended September 30,
(In millions)	2008	2007
IAAI Salvage Services revenue	$135.4	$117.7
Cost of services*	90.0	78.7

Gross profit*	45.4	39.0
Selling, general and administrative	18.3	15.0
Depreciation and amortization	15.4	13.9

Operating profit	$11.7	$10.1

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $17.7 million, or 15%, to $135.4 million for the three months ended September 30, 2008, compared with $117.7 million for the three months ended September 30, 2007. The increase in revenue was a result of a 13% increase in salvage vehicles sold combined with an increase in revenue per vehicle sold, during the three months ended September 30, 2008. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields of 11% in addition to growth in vehicles sold on a same-store basis of 2%.

Gross Profit

For the three months ended September 30, 2008, gross profit at IAAI increased to $45.4 million, or 34% of revenue, compared with $39.0 million, or 33% of revenue, for the three months ended September 30, 2007. Cost of services increased 14% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes and increased tow costs. IAAI experienced an increase in tow costs primarily due to increased fuel costs and related tow charges as well as an increase in the number vehicles towed. In addition, IAAI experienced increases in wages and auction expenses as a result of the increase in the number of vehicles sold. Occupancy costs, primarily rent, increased as a result of acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $3.3 million, or 22%, to $18.3 million for the three months ended September 30, 2008, compared with $15.0 million for the three months ended September 30, 2007. The increase in selling, general and administrative expenses was attributable to increases in company-wide delivery expenses, supplies, advertising expenses, information technology expenses, sales and marketing expenses, integration expenses, legal expenses and incentive compensation based on the performance of IAAI.

AFC Results

	Three Months Ended September 30,
(In millions except volumes and per loan amounts)	2008	2007
AFC revenue
Securitization income	$7.6	$17.9
Interest and fee income	15.5	17.0
Other revenue	0.2	0.2
Provision for credit losses	(0.5)	0.1

Total AFC revenue	22.8	35.2
Cost of services*	9.3	7.9

Gross profit*	13.5	27.3
Selling, general and administrative	3.7	2.9
Depreciation and amortization	6.2	7.0
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	($160.8)	$17.4

Loan transactions	285,643	296,052
Revenue per loan transaction	$80	$119

*	Exclusive of depreciation and amortization

Revenue

For the three months ended September 30, 2008, AFC revenue decreased $12.4 million, or 35%, to $22.8 million, compared with $35.2 million for the three months ended September 30, 2007. The decrease in revenue was primarily the result of a 33% decrease in revenue per loan transaction for the three months ended September 30, 2008, compared with the same period in 2007 as well as a 4% decline in the number of loan transactions processed.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $39, or 33%, primarily as a result of an increase in credit losses for both loans held and sold, increases in loan loss reserves, and decreases in net interest rate spread.

Gross Profit

For the three months ended September 30, 2008, gross profit for the AFC segment decreased $13.8 million, or 51%, to $13.5 million as a result of an 18% increase in cost of services as well as the 35% decrease in revenue. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs relates to the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers and the headcount associated with the opening of several new loan production offices during the first eight months of 2008. As a result of the current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations. The realignment resulted in recognition of approximately $0.4 million of severance and rent expense for closed locations in the third quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.8 million, or 28%, for the three months ended September 30, 2008, compared with the three months ended September 30, 2007. The increase was primarily the result of severance costs associated with the realignment and downsizing initiated in September 2008.

Goodwill and Other Intangibles Impairment

In light of the overall economy and in particular the automotive finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC for 2008 compared to 2007. Based on that trend, the forecasted performance was revised. As a result, in the third quarter of 2008, a preliminary noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a preliminary noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit.

Holding Company Results

	Three Months Ended September 30,
(In millions)	2008	2007
Selling, general and administrative	$6.8	$14.3
Depreciation and amortization	0.4	0.2

Operating profit (loss)	($7.2)	($14.5)

Selling, General and Administrative Expenses

For the three months ended September 30, 2008, selling, general and administrative expenses at the holding company decreased $7.5 million, or 52%, to $6.8 million, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value.

Overview of Results of KAR Holdings for the Nine Months Ended September 30, 2008 and Pro Forma Results for the Nine Months Ended September 30, 2007

	Nine Months Ended September 30,
(In millions)	2008	2007 (Pro Forma)
Revenues
ADESA Auction Services	$862.7	$720.1
IAAI Salvage Services	426.0	360.8
AFC	86.5	109.6

Total revenues	1,375.2	1,190.5
Cost of services*	792.9	654.9

Gross profit*	582.3	535.6
Selling, general and administrative	285.2	252.1
Depreciation and amortization	137.3	134.1
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	(4.6)	149.4
Interest expense	161.5	168.5
Other (income) expense	4.9	(8.9)

Income (loss) from continuing operations before income taxes	(171.0)	(10.2)
Income taxes	(4.1)	(2.5)

Income (loss) from continuing operations	($166.9)	($7.7)

*	Exclusive of depreciation and amortization

ADESA Auctions Results

	Nine Months Ended September 30,
(In millions)	2008	2007 (Pro Forma)
ADESA Auction Services revenue	$862.7	$720.1
Cost of services*	492.2	394.8

Gross profit*	370.5	325.3
Selling, general and administrative	181.1	146.7
Depreciation and amortization	69.1	67.4

Operating profit	$120.3	$111.2

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $142.6 million, or 20%, to $862.7 million for the nine months ended September 30, 2008, compared with $720.1 million for the nine months ended September 30, 2007. The increase in revenue was primarily a result of a 7% increase in revenue per vehicle sold for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, and a 12% increase in the number of vehicles sold.

The 7% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $69.7 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $46.8 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Fluctuations in the Canadian exchange rate increased revenue by approximately $14.1 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. Incremental fee income related to selective fee increases and changes in average used vehicle values resulted in increased ADESA Auctions revenue of approximately $8.8 million.

The total number of used vehicles sold at ADESA Auctions increased 12% for the nine months ended September 30, 2008 compared with nine months ended September 30, 2007, resulting in an increase in ADESA Auctions revenue of approximately $73.0 million. Approximately 7% of the volume sold increase was attributable to acquisitions and approximately 5% was representative of same store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, was up slightly to 61.8% for the nine months ended September 30, 2008 compared with 61.7% for the nine months ended September 30, 2007. The conversion rate appears to be comparable on a consolidated basis primarily due to a mix shift toward institutional vehicles that convert at a higher rate. Conversion rates for dealer consignment and institutional vehicles are down compared to the prior year.

Gross Profit

For the nine months ended September 30, 2008, gross profit in the ADESA Auctions segment increased $45.2 million, or 14%, to $370.5 million. Gross margin for ADESA Auctions was 42.9% of revenue for the nine months ended September 30, 2008 compared with 45.2% of revenue for the nine months ended September 30, 2007. The decrease in margins as a percentage of revenues resulted from increased fuel costs and related transportation expenses, not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense and additional labor associated with handling incremental vehicles. In addition, the auctions acquired in 2008 produce lower gross margins than a typical auction site until ADESA’s auction processes have been fully implemented.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $34.4 million, or 23%, to $181.1 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, primarily due to $12.1 million of costs at acquired sites, $9.7 million of consulting and travel costs related to process improvement initiatives, a $5.3 million loss on the sale of land related to the sale-leaseback, a $2.9 million increase in bad debt expense, $2.4 million of fluctuations in the Canadian exchange rate and $2.1 million of marketing costs, partially offset by a decrease in compensation and related employee benefit costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Nine Months Ended September 30,
(In millions)	2008	2007 (Pro Forma)
IAAI Salvage Services revenue	$426.0	$360.8
Cost of services*	273.5	236.6

Gross profit*	152.5	124.2
Selling, general and administrative	52.7	49.6
Depreciation and amortization	46.6	45.1

Operating profit	$53.2	$29.5

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $65.2 million, or 18%, to $426.0 million for the nine months ended September 30, 2008, compared with $360.8 million for the nine months ended September 30, 2007. The increase in revenue was a result of a 14% increase in salvage vehicles sold combined with a slight increase in revenue per vehicle sold, during the nine months ended September 30, 2008. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields of 10% in addition to growth in vehicles sold on a same-store basis of 4%.

Gross Profit

For the nine months ended September 30, 2008, gross profit at IAAI increased to $152.5 million, or 36% of revenue, compared with $124.2 million, or 34% of revenue, for the nine months ended September 30, 2007. Cost of services increased 16% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes. IAAI experienced an increase in tow costs primarily due to increased fuel costs and related tow charges and an increase in the number vehicles towed. In addition, IAAI experienced increases in wages and auction expenses related to the increase in the number of vehicles sold. Occupancy costs, primarily rent, increased as a result of acquiring 17 new auction sites since the first quarter of 2007.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $3.1 million, or 6%, to $52.7 million for the nine months ended September 30, 2008, compared with $49.6 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses was attributable to increases in companywide delivery expenses, supplies, advertising expenses, incentive compensation based on the performance of IAAI, sales and marketing expenses, legal expenses and integration expense. This increase was partially offset by a decrease in stock compensation expense attributable to the merger transactions in April 2007.

AFC Results

	Nine Months Ended September 30,
(In millions except volumes and per loan amounts)	2008	2007 (Pro Forma)
AFC revenue
Securitization income	$34.4	$59.1
Interest and fee income	52.2	48.6
Other revenue	1.7	2.3
Provision for credit losses	(1.8)	(0.4)

Total AFC revenue	86.5	109.6
Cost of services*	27.2	23.5

Gross profit*	59.3	86.1
Selling, general and administrative	12.6	11.7
Depreciation and amortization	19.2	19.2
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	($136.9)	$55.2

Loan transactions	900,584	910,441
Revenue per loan transaction	$96	$120

*	Exclusive of depreciation and amortization

Revenue

For the nine months ended September 30, 2008, AFC revenue decreased $23.1 million, or 21%, to $86.5 million, compared with $109.6 million for the nine months ended September 30, 2007. The decrease in revenue was the result of a 20% decrease in revenue per loan transaction for the nine months ended September 30, 2008, compared with the same period in 2007 and a 1% decrease in loan transactions to 900,584 for the nine months ended September 30, 2008.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $24, or 20%, primarily as a result of an increase in credit losses for both loans held and sold, increases in loan loss reserves, and decreases in net interest rate spread.

Gross Profit

For the nine months ended September 30, 2008, gross profit for the AFC segment decreased $26.8 million, or 31%, to $59.3 million as a result of a 16% increase in cost of services as well as the 21% decrease in revenue. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs relates to the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers and the headcount associated with the opening of several new loan production offices during the first eight months of 2008. As a result of the current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations. The realignment resulted in recognition of approximately $0.4 million of severance and rent expense for closed locations in the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.9 million, or 8%, for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007. The increase was primarily the result of severance costs associated with the realignment and downsizing initiated in September 2008 and increased travel expenses partially offset by a decrease in professional fees.

Goodwill and Other Intangibles Impairment

In light of the overall economy and in particular the automotive finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC for 2008 compared to 2007. Based on that trend, the forecasted performance was revised. As a result, in the third quarter of 2008, a preliminary noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a preliminary noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit.

Holding Company Results

	Nine Months Ended September 30,
(In millions)	2008	2007 (Pro Forma)
Selling, general and administrative	$38.8	$44.1
Depreciation and amortization	2.4	2.4

Operating profit (loss)	($41.2)	($46.5)

Selling, General and Administrative Expenses

For the nine months ended September 30, 2008, selling, general and administrative expenses at the holding company decreased $5.3 million, or 12%, to $38.8 million, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

(In millions)	September 30, 2008	December 31, 2007
Cash and cash equivalents	$201.2	$204.1
Restricted cash	$10.6	$16.9
Working capital	$366.3	$442.1
Amounts available under credit facility	$280.5	$282.5
Cash flow from operations	$207.5	$96.8

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

Credit Facilities

KAR Holdings has a $300 million revolving line of credit as part of the Company’s $1,865 million Credit Agreement, which was undrawn as of September 30, 2008. There were related outstanding letters of credit totaling approximately $19.5 million at September 30, 2008, which reduce the amount available under the senior credit facility. In addition, the Company’s Canadian operations have a C$8 million line of credit which was undrawn as of September 30, 2008. There were related letters of credit outstanding totaling approximately $2.3 million at September 30, 2008, which reduce the amount available under the Canadian line of credit, but do not impact amounts available under KAR Holdings’ senior credit facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated senior secured leverage ratio, provided there are revolving commitments outstanding, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, make capital expenditures and make investments. The leverage ratio covenants are based on consolidated Adjusted EBITDA which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the Equity Sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest expense; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; and (n) any impairment charges or write-offs of intangibles.

The covenants contained within the senior credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants in the credit facility at September 30, 2008.

In accordance with the terms in the Credit Agreement, the Company prepaid approximately $11.3 million of the term loan in August 2008 with proceeds received from a securitization sale of certain U.S. dollar denominated receivables and related assets. In addition, the Company prepaid approximately $36.6 million of the term loan in September 2008 with proceeds received from the sale-leaseback transaction. For a discussion of the sale-leaseback transaction, see “—Sale-Leaseback Agreement” below. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. On September 30, 2008, $1,501.5 million was outstanding on the term loan and there were no borrowings on the revolving credit facility or the Canadian line of credit. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its senior credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

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

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended September 30, 2008
(In millions)	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net income (loss)	($34.3)	($3.2)	$6.2	($169.9)	($201.2)
Add back:
Income taxes	(16.5)	(3.7)	4.8	(5.2)	(20.6)
Interest expense, net of interest income	56.0	56.8	51.2	51.9	215.9
Depreciation and amortization	59.8	47.3	45.0	45.0	197.1

EBITDA	65.0	97.2	107.2	(78.2)	191.2
Nonrecurring charges	12.4	6.8	11.5	10.2	40.9
Noncash charges	9.5	6.4	3.0	168.9	187.8
Advisory services	0.8	0.9	0.9	0.9	3.5

Adjusted EBITDA	87.7	111.3	122.6	101.8	423.4
Pro forma impact of recent acquisitions	4.1	2.5	—	—	6.6

Adjusted EBITDA per the Credit Agreement	$91.8	$113.8	$122.6	$101.8	$430.0

Summary of Cash Flows

(In millions)	Nine Months Ended September 30, 2008
Net cash provided by (used for):
Operating activities	$207.5
Investing activities	(153.0)
Financing activities	(54.8)
Effect of exchange rate on cash	(2.6)

Net decrease in cash and cash equivalents	($2.9)

Cash flow from operating activities was $207.5 million for the nine months ended September 30, 2008. Operating cash flow compared to net loss was favorably impacted by non-cash charges for the impairment of goodwill and tradename at AFC, depreciation and amortization, changes in operating assets and liabilities and amortization of debt issue costs, partially offset by the Company’s net loss and changes in deferred income taxes.

Net cash used for investing activities was $153.0 million for the nine months ended September 30, 2008 and is primarily representative of several acquisitions the Company completed for $155.8 million as well as $85.7 million that has been expended for capital items. These uses were partially offset by $73.1 million in net proceeds from the closing of the sale-leaseback transaction. For a discussion of the Company’s capital expenditures, see “—Capital Expenditures” below. For a discussion of the sale-leaseback transaction, see “—Sale-Leaseback Agreement” below.

Net cash used for financing activities was $54.8 million for the nine months ended September 30, 2008. Cash used for financing activities is primarily representative of payments on long-term debt of $55.7 million and payments for debt issuance costs of $1.2 million, partially offset by an increase in book overdrafts.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2008 approximated $63.4 million, excluding $22.3 million of capital expenditures related to the relocation of ADESA Kansas City, which is expected to be financed upon completion in the first quarter of 2009. Combined capital expenditures for ADESA and IAAI (excluding acquisitions and other investments) for the year ended December 31, 2007 totaled $79.4 million. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $90 million for fiscal year 2008, excluding $40 million of capital expenditures related to the relocation of ADESA’s Kansas City auction site, which is expected to be financed upon completion in the first quarter of 2009. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

Sale-Leaseback Agreement

On September 4, 2008, the following subsidiaries of KAR Holdings, Inc., ADESA California, LLC, ADESA San Diego, LLC, ADESA Texas, Inc., ADESA Florida, LLC, ADESA Washington, LLC and ADESA Atlanta, LLC (collectively the “ADESA Entities”), entered into a transaction with subsidiaries of First Industrial Realty Trust, Inc. (“First Industrial”) to sell and simultaneously lease back to the ADESA Entities the interest of the ADESA Entities in the land (and improvements on a portion of the San Diego site) at eight vehicle auction sites. The closing of the sale-leaseback of seven of the eight locations occurred on September 4, 2008, and the remaining site, a ground leasehold interest in Fairburn, Georgia, closed on October 3, 2008. The portfolio is comprised of four sites in California (Tracy, San Diego, Mira Loma and Sacramento), and single sites in Fairburn, Georgia, Houston, Texas, Auburn, Washington and Bradenton, Florida. The properties continue to house ADESA’s used vehicle auctions.

The aggregate sales price for the ADESA Entities’ interest in the subject properties was $81.9 million. The Company received net cash proceeds of approximately $73.1 million from the closing of the sale-leaseback of the first seven locations on September 4, 2008, resulting in a net loss of $5.3 million which has been recorded in “Selling, general and administrative” expenses on the Consolidated Statement of Operations. In addition, the Company received net cash proceeds of approximately $7.4 million from the closing of the sale-leaseback in Fairburn, Georgia on October 3, 2008. The Company utilized 50% of the net proceeds to prepay the term loan in accordance with terms of its Credit Agreement.

The initial lease term of each lease is 20 years for each property, together with additional renewal options to extend the term of each lease by up to an additional 20 years. Additionally, each lease contains a “cross default” provision pursuant to which a default under any other lease in the portfolio or any of the Guaranties (as defined below) shall be deemed a default under such lease; provided, however, the “cross default” provision shall remain in effect with respect to each lease only for such time as the lease is a part of the subject portfolio of leases and is held by First Industrial and its affiliates or a third party and its affiliates.

The Company entered into guaranties (the “Guaranties”) to guarantee the obligations of the ADESA Entities with respect to the leases. Under the Guaranties, the Company agreed to guarantee the payment of all rent, sums and charges of every type and nature payable by the applicable tenant under its lease, and the performance of all covenants, terms, conditions, obligations and agreements to be performed by the applicable tenant under its lease.

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

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. During the third quarter of 2008, IAAI combined the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions were relocated to a new site, which are shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

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

In August 2008, ADESA completed the purchase of certain assets of ABC Minneapolis. This acquisition expands ADESA’s presence in the Midwest and complements existing auctions at ADESA Fargo and ADESA Sioux Falls. The auction is comprised of approximately 82 acres and includes 6 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2026. Initial annual lease payments for the facility are approximately $0.7 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In August 2008, ADESA completed the purchase of certain assets of ABC Nashville. This acquisition expands ADESA’s presence in the South and complements existing auctions at ADESA Memphis and ADESA Knoxville. The auction is comprised of approximately 57 acres and includes 6 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchase agreement included contingent payments related to Adjusted EBITDA targets subsequent to the purchase date. The purchased assets of the auction included accounts receivable and operating equipment related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2026. Initial annual lease payments for the facility are approximately $1.3 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 18 businesses acquired in the first nine months of 2008 was approximately $152.9 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $63.4 million to other intangible assets, representing the fair value of acquired customer relationships, technology and noncompete agreements which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $59.6 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

While acquisitions have been a significant part of the Company’s historical growth, the Company’s strategy to pursue additional acquisitions is subject to several factors, some of which are outside the Company’s control, including general economic and credit market conditions.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at September 30, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

At September 30, 2008, AFC managed total finance receivables of $700.3 million, of which $600.5 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $433.0 million and $522.0 million at September 30, 2008 and December 31, 2007, respectively. Finance receivables include $27.3 million and $29.4 million classified as held for sale and $179.2 million and $225.0 million classified as held for investment at September 30, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $59.2 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at September 30, 2008 and December 31, 2007, respectively. The face amount of these receivables was $69.7 million and $99.3 million at September 30, 2008 and December 31, 2007, respectively.

AFC’s allowance for losses of $7.8 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $4.7 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at September 30, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At September 30, 2008, the Company was in compliance with the covenants in the securitization agreement.

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

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three and nine months ended September 30, 2008. See Note 12 of the Notes to the Consolidated Financial Statements, included elsewhere in this document, for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in a market that is not active. The Company’s adoption of the provisions of FSP FAS 157-3 in its determination of fair values as of September 30, 2008 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value and to recognize related unrealized gains and losses in earnings. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This standard is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and elected not to apply the fair value option to any existing financial assets or liabilities.

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

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Holdings, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $3.0 million for the three months ended September 30, 2008 and negatively affected net income by $3.7 million for the nine months ended September 30, 2008. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses an interest rate swap agreement to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate swap agreement as a cash flow hedge. The earnings impact of the interest rate swap designated as a cash flow hedge is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in the first nine months of 2008.

In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009 and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At September 30, 2008 and December 31, 2007, the fair value of the interest rate swap agreement was an $11.7 million unrealized loss recorded in “Other accrued expenses” and a $17.9 million unrealized loss recorded in “Other liabilities”, respectively, on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At September 30, 2008, there was a net unrealized loss totaling $7.4 million, net of tax benefits of $4.3 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and nine months ended September 30, 2008 would have resulted in an increase in interest expense of approximately $2.2 million and $6.8 million, respectively.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. (“AMS”) filed a lawsuit against ADESA, Inc. in U.S. District Court alleging infringement of a patent that pertains to ADESA’s “LiveBlock” system. LiveBlock allows remote bidders to participate in a traditional-style, live auction with onsite bidders. The AMS complaint was served upon ADESA in July 2005. On July 3, 2008, ADESA acquired Live Global Bid, Inc., now known as “LiveBlock Auctions International” or “LAI”, a co-defendant of ADESA’s in this litigation and the licensor of ADESA’s LiveBlock technology. In August 2008, ADESA and LAI reached a settlement with AMS. There was no material effect on the Consolidated Statement of Income as a result of the settlement.

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

The recent financial crisis and economic downturn have negatively affected the Company’s results of operations and business, and conditions may not improve in the near future.

The capital and credit markets have been experiencing extreme volatility and disruption for more than a year, which has led to an economic downturn in the U.S. and abroad. In recent weeks, the volatility and disruption have reached unprecedented levels. The ongoing financial crisis and economic downturn have increased the Company’s exposure to several risk factors, including:

•

Decline in demand for used vehicles. We have experienced a decrease in demand for used vehicles from buyers and lower conversion rates (the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions) due to factors underlying buyer demand such as the lack of availability of consumer credit and the decline in consumer spending and consumer confidence. Adverse credit conditions have also affected the ability of dealers to secure financing to purchase used vehicles which has further negatively affected buyer demand. In addition, a reduction in the number of independent used car dealers has negatively affected and may continue to negatively affect the Company’s ability to collect receivables and may reduce demand.

•

Fluctuations in the supply of used vehicles. The Company is dependent on the supply of used vehicles coming to auction. A consequence of the global economic downturn and credit crisis has been an erosion of demand for new and used vehicles. This has led many lenders to cut back on originations of new loans and leases and is expected to lead to significant capacity reductions by automakers in the U.S. Capacity reductions generally depress the number of vehicles received for auction in the future.

•

Volatility in the asset-backed securities market. The volatility and disruption in the asset-backed commercial paper market, declines in the prime rate and increased loan losses as used vehicle dealers have experienced steep declines in sales over the last several months have led to reduced revenues and the narrowing of interest rate spreads at AFC. In addition, the volatility and disruption have affected, and may continue to affect, AFC’s cost of financing related to its securitization conduit.

•

Decline in salvage growth. Due to current market conditions, the number of miles driven may continue to decrease, which may lead to a decrease in the number of salvage vehicles received at auction. In addition, decreases in commodity prices, such as steel and platinum, have negatively affected and may continue to negatively affect vehicle values and demand at salvage auctions.

•

Increased counterparty credit risk. Continued market deterioration could increase the risk of the failure of financial institutions party to the Company’s credit agreement and other counterparties with which the Company does business to honor their obligations to the Company. The Company’s ability to replace any such obligations on the same or similar terms may be limited if challenging credit and general economic conditions persist.

•

Substantial amount of indebtedness. Continued uncertainty in the financial markets may negatively affect the Company’s ability to access additional financing or to refinance its existing indebtedness on favorable terms or at all. While the Company’s business model has historically generated substantial operating cash flow, if a prolonged recession occurs, it may affect the Company’s cash flow from operations and results of operations, which may affect the Company’s ability to service payment obligations on its debt or to comply with its debt covenants.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on the Company’s business, results of operations and financial condition. The Company does not currently know the full extent to which this market disruption will affect it or the market in which it operates, and it is unable to predict the length or ultimate severity of the financial crisis and economic downturn.

Since September 30, 2008, the trends described above have adversely affected the Company’s operating results and business. If the financial crisis and economic downturn persist and these trends continue, the Company’s results of operations, business and financial condition may be materially adversely affected.

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in the “Risk Factors” section of the Company’s Amendment No. 1 to Post-Effective Amendment No. 1 to Form S-1 Registration Statement (“Registration Statement”), which was filed with the Securities and Exchange Commission on August 21, 2008. The risk factors could materially affect KAR Holdings’ business, financial condition or future results. The risks set forth in this report and described in the Company’s Registration Statement are not the only risks facing the Company.

Item 6.	Exhibits

(a) Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Holdings, Inc.
(Registrant)

Date: November 13, 2008	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Purchase and Sale Agreement, dated as of September 4, 2008, by and among KAR Holdings, Inc., ADESA California, LLC, ADESA San Diego, LLC, ADESA Texas, Inc., ADESA Florida, LLC, ADESA Washington, LLC and First Industrial Acquisitions, Inc.	8-K	333-148847	10.1	9/9/2008

10.4	Purchase and Sale Agreement, dated as of September 4, 2008, by and between ADESA Atlanta, LLC and First Industrial Acquisitions, Inc.	8-K	333-148847	10.2	9/9/2008

10.5	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.6	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.7	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.8	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.9	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.10	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.11	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008

10.12	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.13	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.14	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.15	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.17	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.18	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.19	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008

10.20	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.21	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)					X

10.22	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Fairburn, Georgia)					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X