Form 10-K
period 2008-12-31
KAR Holdings, Inc.
filed 2009-03-11
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148847

KAR Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8744739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13085 Hamilton Crossing Boulevard

Carmel, Indiana 46032

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 923-3725

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2008, there was no public trading market for the registrant’s common stock and no shares of the registrant’s common stock were held by non-affiliates of the registrant.

As of February 28, 2009, 10,685,366 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

Item 1.	Business

GENERAL

KAR Holdings, Inc. (“KAR Holdings” or the “Company”) was organized in the State of Delaware on November 9, 2006. KAR Holdings is a holding company that was organized for the purpose of consummating a merger with ADESA, Inc. and combining Insurance Auto Auctions, Inc. with ADESA, Inc. The Company had no operations prior to the merger transactions on April 20, 2007. A detailed description of the merger transactions is included in this Annual Report on Form 10-K. The Company is the only auction services provider in North America with leading market positions in both the whole car auction and salvage auction markets and which provide financing alternatives to both. The business is divided into three reportable business segments that are integral parts of the vehicle redistribution industry: ADESA Auctions (“ADESA”), Insurance Auto Auctions, Inc. (“IAAI”) and Automotive Finance Corporation (“AFC”).

BUSINESS SEGMENT INFORMATION

ADESA Auctions

ADESA offers the vehicle redistribution industry 61 used vehicle auctions across North America. ADESA Auctions also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling and administrative services. Most auction locations are stand-alone facilities dedicated to used vehicle auctions, but in some locations, the Company has capitalized on the synergies of utilizing facilities for both used vehicle and salvage auctions.

The whole car auction facilities are strategically located to draw professional sellers and buyers together and allow buyers to physically inspect and compare vehicles, which ADESA believes many customers in the industry demand. ADESA’s complementary online auction capabilities provide the convenience of viewing, comparing and bidding on vehicles remotely and the advantage of a potentially larger group of buyers.

Vehicles available at ADESA Auctions include vehicles from institutional customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other program fleet vehicles that have reached a predetermined age or mileage and have been repurchased by the manufacturers, as well as vehicles from dealers turning their inventory. The number of vehicles offered for sale is the key driver of costs incurred in the whole car auction process, and the number of vehicles sold is the key driver of the related fees generated by the redistribution process.

Suppliers of vehicles to ADESA Auctions primarily include:

•	Large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies

•	Independent and franchised used vehicle dealers

Buyers of vehicles at ADESA Auctions primarily include:

•	Franchised used vehicle dealers

•	Independent used vehicle dealers

ADESA Auctions strives to maximize the auction sales price for the sellers of used vehicles by effectively and efficiently providing value enhancing reconditioning services, transferring the vehicles, paperwork (including certificates of title and other evidence of ownership), and funds as quickly as possible from the sellers to a large population of dealers seeking to fill their inventory for resale. Auctions are typically held at least weekly at most locations and provide real-time wholesale market prices for the used vehicle redistribution industry.

The used vehicle auctions generate revenue primarily from auction fees paid by vehicle buyers and sellers. Generally, ADESA does not take ownership or title to vehicles. The buyer fees and dealer seller fees are typically based on a tiered structure with institutional fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed.

ADESA Auctions also provides a full range of innovative and value-added services to sellers and buyers that enable the auctions to serve as a “one-stop shop.” Each of the services may be provided or purchased independently from the physical auction process, including:

•

Auction services, such as marketing and advertising the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, security for consigned inventory, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers;

•	Internet-based solutions, including online bulletin board and real-time auctions and online live auctions running simultaneously with physical auctions;

•	Inbound and outbound transportation with services utilizing both internal resources and third party carriers;

•	Reconditioning services, including detailing, body work, light mechanical work, glass repair, paintless dent repair (PDR), tire and key replacement and upholstery repair;

•	Inspection and certification services, whereby the auction performs a physical inspection and produces a condition report as well as varying levels of diagnostic testing for purposes of certification;

•	Title processing and other paperwork administration;

•	Outsourcing of remarketing functions and end-of-lease term management.

Buyer fees are added to the gross sales price paid by buyers for each vehicle, and generally payment is collected on sale day or shortly thereafter. Generally seller fees are deducted from the gross sales price of each vehicle before remitting the net amount to the seller.

Insurance Auto Auctions

IAAI is a leading provider of salvage vehicle auctions and related services in North America with 150 locations. IAAI facilitates the redistribution of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions.

IAAI provides buyers with the salvage vehicles they need to fulfill their replacement part or vehicle rebuild requirements in addition to their scrap steel needs. The salvage auctions earn fees for services from both suppliers and buyers of salvage vehicles. IAAI processes salvage vehicles primarily under two consignment methods: fixed fee and percentage of sale. Under these methods, in return for agreed upon fees, vehicles are sold on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. In addition to auction fees, generally fees are charged to vehicle suppliers for various services, including towing, title processing and other administrative services. Under all methods of sale, the buyer of each vehicle is also charged fees based on a tiered structure that increase with the sale price of the vehicle and fixed fees for other services.

Auctions are typically held weekly at most locations. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. IAAI’s online Auction Center feature provides Internet buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an “Auto Locator” function that promotes the search for specific vehicles within the auction system and special “Flood” or other catastrophe auction notifications. Higher returns are generally driven by broader market exposure and increased competitive bidding.

IAAI’s live auction Internet bidding solution, I-bid LIVESM, operates in concert with the physical auctions and provides registered buyers with the opportunity to participate in live auctions. Through an Internet-enabled computer, the buyer bids in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. I-bid LIVE provides real-time streaming audio from the live auction and images of salvage vehicles and other data. Buyers inspect and evaluate the salvage vehicle and listen to the live call of the auctioneer while the physical auction is underway.

IAAI believes that its hybrid live/Internet auction capabilities maximize auction proceeds and returns to customers. First, physical auctions allow buyers to inspect and compare the vehicles, thus enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, Internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Additionally, lower and more certain acquisition costs enable buyers to pay more while maintaining or improving net margins. Online inventory browsing and e-mail-based inventory alerts reduce the time required to acquire vehicles.

A majority of IAAI’s supply of vehicles are obtained from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies. IAAI enjoys long-term relationships with most of the major U.S. automobile insurance companies, many of whom have been customers for decades.

Vehicle buyers include the following:

•	Automotive Body Shops. Automotive body shops and garages typically purchase lightly damaged vehicles to repair for private resale.

•	Rebuilders. Rebuilders purchase vehicles that have minimal damage and can be quickly fixed or improved for resale as a means to keep experienced mechanics employed during slow periods.

•	Used Car Dealers. Used car dealers seek vehicles with little or no damage for resale on their lots.

•	Automotive Wholesalers. Automotive wholesalers most often buy recovered stolen vehicles from IAAI and then sell them to their used car dealer customers.

•	Exporters. Exporters generally purchase either recovered theft vehicles or vehicles that are only lightly damaged, which are subsequently transported out of the country for resale.

•	Dismantlers. Dismantlers primarily purchase vehicles to obtain inventories of parts for resale or for use in repair operations.

•	Recyclers. Recyclers typically purchase vehicles for scrap.

•	Brokers. Brokers typically represent total-loss vehicle buyers who are either not able to attend the auction because of licensing restrictions or because of availability.

IAAI also offers a comprehensive suite of services, which aims to maximize salvage returns, lower administrative costs, shorten the claims process and increase the predictability of returns to vehicle suppliers, while simultaneously expanding IAAI’s ability to handle an increasing proportion of the total salvage and claims processing function as a “one-stop shop” for insurers. Each of the services may be provided or purchased independently from the auction process, including:

•

Auction services, such as titling and re-titling of vehicles, clearing of funds, reporting sales results and pre-sale lineups to customers, paying third party storage centers for the release of vehicles and the physical auctioning of the vehicles by licensed auctioneers;

•	Inbound and outbound logistics administration with actual services sometimes provided by third party carriers;

•	Other services including vehicle inspections, salvage returns analyses, towing services, titling, settlement administration, drive through damage assessment centers and claims auditing.

Automotive Finance Corporation

AFC is a leading provider of floorplan financing to independent used vehicle dealers. AFC provides, directly or indirectly through an intermediary, short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through loan production offices throughout North America. In 2008, AFC arranged over 1.1 million loan transactions, which includes both loans paid off and loans curtailed. AFC sells the majority of its U.S. denominated finance receivables without recourse to a wholly owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a bank conduit facility on a revolving basis.

Floorplan financing supports independent used vehicle dealers in North America which purchase vehicles from the Company’s auctions, independent auctions, auctions affiliated with other auction networks and non-auction purchases. In 2008, approximately 86% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. AFC’s ability to provide floorplan financing facilitates the growth of vehicle sales at auction.

AFC services over 800 auctions through its loan production offices which are conveniently located at or within close proximity of auctions held by ADESA Auctions and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. Availability lists are provided on behalf of customers to auction representatives regarding the financing capacity of customers, thereby increasing the purchasing potential at auctions. Of AFC’s 88 offices in North America, 55 are physically located at auction facilities, including 46 at the auction facilities of ADESA Auctions. Each of the remaining 33 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. In addition, AFC has the ability to send finance representatives on-site to most approved independent auctions during auction saledays. Geographic proximity to the customers gives AFC employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

AFC generates a significant portion of its revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.

AFC’s procedures and proprietary computer-based system enable the Company to manage its credit risk by tracking each vehicle from origination to payoff, while expediting services through its branch network. Typically, a floorplan fee is assessed at the inception of a loan and AFC collects all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 60 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 60 days if the dealer makes payment towards principal and pays accrued interest and fees.

The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $250,000 are extended using a proprietary scoring model developed internally by AFC with no requirement for financial statements. Credit lines in excess of $250,000 may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in case of credit lines in excess of $250,000, final review by a credit committee.

Collateral management is an integral part of day-to-day operations at each AFC branch and at corporate headquarters. AFC’s proprietary computer-based system facilitates day to day collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, insufficient funds received or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, routine audits, or lot checks, are performed on the dealers’ lots through the Company’s AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC’s collections department.

AFC operates three divisions which are organized into nine regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.

As of December 31, 2008, AFC had approximately 7,500 active dealers (those accounts with financing for at least one vehicle outstanding), with an average line of credit of approximately $127,000 and no one dealer representing greater than 2.2% of the portfolio. An average of approximately ten vehicles per active dealer was floorplanned with an approximate average value of $7,200 per vehicle at the end of 2008.

Approximately 12,000 dealers utilize their lines of credit during any twelve month period. The following table depicts a range of the lines of credit available to eligible dealers:

Available Line of Credit	Number of Eligible Active Dealer Accounts	Number of Dealer Accounts with Outstanding Balances	Aggregate Managed Amount Outstanding as of December 31, 2008 (in millions)
Less than or equal to $200,000	10,683	6,384	$243.6
$200,001 to $500,000	1,153	984	156.0
$500,001 to $2,500,000	154	136	72.8
$2,500,001 and greater	10	10	34.2

Total	12,000	7,514	$506.6

AFC’s top five active dealers based on amounts outstanding as of December 31, 2008 represented a total committed credit of $33.0 million with a total outstanding principal amount of $22.8 million. The single largest committed line of credit granted by AFC is for $15 million, for which the obligor had $10.9 million outstanding on December 31, 2008. This obligor operates outside of AFC’s normal floorplanning arrangements with specific covenants that must be maintained, and borrows on a revolving-based line of credit with advances based on eligible inventory.

AFC sells the majority of its U.S. dollar denominated finance receivables without recourse to AFC Funding Corporation, a wholly owned bankruptcy remote special purpose entity established for the purpose of purchasing AFC’s finance receivables. AFC’s securitization conduit has been in place since 1996. AFC Funding Corporation had $600 million of committed liquidity at December 31, 2008. On January 30, 2009, the securitization agreement was amended and committed liquidity was reduced to $450 million. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $298.0 million at December 31, 2008. Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers.

Financial Information about Segments

Comparative segment revenues and related financial information pertaining to ADESA, IAAI and AFC for the year ended December 31, 2008 and for the period April 20, 2007 through December 31, 2007 are presented in the tables in Note 15, Segment Information, to the Consolidated Financial Statements for KAR Holdings, Inc., which are included under Item 8 in this Annual Report on Form 10-K.

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

SALES AND MARKETING

ADESA Auctions

The sales and marketing approach at ADESA Auctions is to develop stronger relationships and more interactive dialogue with customers. ADESA Auctions have relationship managers for the various categories of institutional customers, including vehicle manufacturers, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective seller group in order to better coordinate sales effort and service offerings.

Managers of individual auction locations will ultimately be responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to selling auction services and servicing institutional customers.

The Company also provides market analysis to its customers through the ADESA Analytical Services department. This service is marketed to institutional customers as they favorably use analytical techniques in making their remarketing decisions.

ADESA Auctions has a decentralized sales and marketing approach for its dealer business with primary coverage responsibilities managed by the individual auction locations. This decentralized approach is believed to enhance relationships with the dealer community and increase dealer volumes at ADESA Auctions. Dealer business is a highly market specific business. As such, ADESA has local relationship managers who have experience in the used car business and possess an intimate understanding of their local market.

IAAI Salvage

IAAI solicits prospective vehicle providers at the national, regional and local levels through its IAAI Salvage sales force. Branch managers execute customer service requests and address customer needs at the local level. The company also participates in a number of local, regional and national trade show events that further promote the benefits of its products and services.

In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing of salvage vehicles, a comprehensive suite of services is offered which aim to maximize salvage returns and shorten the claims process. IAAI seeks to become integrated within its suppliers’ salvage processes, and views such mutually beneficial relationships as an essential component of its effort to attract and retain suppliers.

By analyzing historical industry and customer data, IAAI provides suppliers with a detailed analysis of their current salvage returns and a proposal detailing methods to improve salvage returns, reduce administrative costs and provide proprietary turn-key claims processing services.

IAAI also seeks to expand its supplier relationships through recommendations from individual insurance company branch offices to other offices of the same insurance company. Existing relationships and the recommendations of branch offices are believed to play a significant role in the marketing of services within national insurance companies. As IAAI has expanded its geographic coverage, it has been able to market its services to insurance company suppliers on a national basis or within an expanded geographic area.

AFC

AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. AFC targets and solicits new dealers through both direct sales efforts at the dealer’s place of business as well as auction-based sales and customer service representatives, who service dealers at over 800 auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by AFC Branch Managers. Automotive Finance Consumer Division (“AFCD”), an initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers, also provides sales and marketing support to AFC field personnel by helping to identify target dealers and coordinating both promotional activity with auctions and other vehicle supply sources.

INFORMATION TECHNOLOGY

E-Business

The Company has developed online tools to assist customers in redistributing their vehicles and establishing wholesale vehicle values, in addition to offering an alternative to physically attending an auction.

ADESA Auctions current online offerings include:

•	ADESA LiveBlock™—allows online bidders to compete in real time with bidders present at physical auctions.

•

ADESA DealerBlock™—provides for either real-time or round the clock “bulletin-board” type online auctions of consigned inventory not scheduled for active bidding. This platform is also utilized for “upstream selling” which facilitates the sale of vehicles prior to their arrival at a physical auction site.

•	ADESA Run Lists—provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory prior to an auction event.

•	ADESA Market Guide™—provides wholesale auction prices, auction sales results, market data and condition reports.

•

ADESA Virtual Inventory—subscription-based service to allow dealers to embed ADESA Search technology into a dealer’s Web site to increase the number of vehicles advertised by the dealer. Currently offered in Canada.

•	ADESA Notify Me™—email notification service for dealers looking for particular vehicles being run at physical or electronic auction.

Online vehicle redistribution systems can be tailored and branded for a vehicle manufacturer or other institutional customer to offer off-lease or other vehicles for sale directly to franchised or independent dealers.

The Company plans to continue expanding its existing online service offerings and is committed to investing additional capital and resources for emerging technologies and service offerings in the vehicle redistribution industry.

IAAI’s current online offerings include:

•	I-bid LIVESM—provides real-time Internet bidding capabilities to salvage vehicle buyers.

•	CSA Today™—provides comprehensive salvage analysis and data management capability to salvage vehicle suppliers.

•

ASAP—provides a web-based system designed to support salvage vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer and branch/headquarters communications. The system is designed to streamline all aspects of salvage operations as well as support future growth and expansion plans. The web-based ASAP provides vehicle suppliers with capabilities such as online inventory management and electronic data interchange of titling information. Additionally, ASAP supports buyer services such as Internet-based searchable parts inventories, transportation cost estimators, third-party appraisal requests and real-time bidding.

INDUSTRY OVERVIEW

Vehicle redistribution industry

The vehicle redistribution industry encompasses the activities designed to transfer used and salvage vehicle ownership between sellers and buyers throughout the vehicle life cycle. In the U.S. and Canada in 2008, there were approximately 270 million vehicles in operation (also referred to as vehicle “parc” or “VIO”), approximately 250 million of which were located in the U.S. and 20 million of which were located in Canada. In recent history, approximately 15 million new vehicles (including medium and heavy trucks) enter the vehicle parc each year while annual vehicle scrappage is approximately 13 million vehicles, resulting in vehicle parc growth of approximately 2 million vehicles per year. The growth in vehicle parc is affected by several factors, including sales of new vehicles, population growth (especially those of legal driving age), growth in the number of vehicles per household and the longer lifespan of vehicles currently on the road. Of the 270 million vehicles in operation in the U.S. and Canada in 2008, approximately 52 million used vehicles (50 million in the U.S. and 2 million in Canada) changed hands, up from 40 million vehicles in 1990. Total U.S. used vehicle sales decreased nearly 12 percent from 2007 to 2008. The decline in U.S. used vehicles sales was evident across franchised dealers, independent dealers and sales between private individuals. In addition, auction sold volumes experienced a moderate decrease in 2008, estimated at three percent. As a result, approximately 17 percent of the 52 million used vehicles sold (or approximately 9 million vehicles) passed through National Auto Auction Association (“NAAA”) member auctions in 2008.

The percentage of claims resulting in a total loss has risen significantly in the last ten years as a result of higher-cost equipment, higher labor costs related to the complexity of vehicles being repaired, the limited availability of like-kind and like-quality used parts and underwriting and claims practices among insurance companies.

Used vehicle auctions

Auctions play a critical role in the vehicle redistribution industry. By capitalizing on economies of scale, auctions efficiently transfer ownership and titles; administer the flow of funds between sellers and buyers of vehicles; and facilitate the storing, transporting, reconditioning and selling of vehicles. In addition, auctions serve as a real-time independent marketplace for the industry. The used vehicle auction sector accounts for approximately 9 million of the 52 million vehicles that changed hands in 2008. The number of vehicles auctioned has been relatively flat over the last several years. Approximately 9.4 million vehicles were auctioned in 2001 compared with approximately 9.2 million in 2008.

The supply of used vehicles for sale at auction is provided by institutional customers and selling dealers. Institutional customers supply the auctions mainly with off-lease, repossessed, and end of program term vehicles in addition to fleet vehicles that have reached a predetermined mileage level, age or condition. Program vehicles are vehicles used by rental car companies and other companies with individual corporate fleets of vehicles that are returned to manufacturers through repurchase programs. It is estimated that approximately 4.75 million of the vehicles sold at NAAA auctions in 2008 were institutional vehicles (manufacturers, automotive finance companies, rental companies, commercial fleets, etc.), or approximately 51 percent of the total vehicles sold at auctions. Selling dealers accounted for a majority of the remaining vehicles sold at NAAA affiliated auctions in 2008.

Typically, institutional customers and selling dealers select auction sites based upon market prices, conversion rates, service and location. In addition, the volume of vehicles that dealers sell at auctions is affected by previous auction purchases by the dealers, unwanted trade-ins from customers and aged inventory. Capacity reductions at the major U.S. OEM’s are expected to impact the industry and may result in reduced program vehicles and rental fleet sales.

The demand for used vehicles at auction is driven by the retail demand for used vehicles. Franchise and used vehicle dealers in the U.S. sold approximately 24.9 million used vehicles in 2008, accounting for approximately 68 percent of the total used vehicle sales in the U.S. The demand for used vehicles has grown historically due to population growth, the increase in the number of households that have more than one vehicle, improvements by manufacturers to the quality of vehicles that have extended vehicle lifespan and made used vehicles a more attractive option for retail vehicle buyers, and the affordability of used vehicles relative to new vehicles. To satisfy the demand for used vehicles, dealers increasingly utilize used vehicle auctions to stock their inventory in addition to various other sources of supply, including trade-ins from customers on new and used vehicle purchases and purchases from other dealers, wholesalers, individuals or other entities.

Salvage auctions

The salvage sector of the auction industry has shown moderate growth over the last several years, and industry estimates indicate that over 3 million salvage vehicles were redistributed in the U.S. and Canada in 2008. The remainder of the “scrappage” from the vehicle parc primarily consists of vehicles that were unaccounted for in vehicle registration records. While salvage auctions play a similar redistribution role in the salvage industry as used vehicle auctions, salvage auctions are usually loss mitigators for the sellers of the vehicles.

Some factors that determine the supply of vehicles available for sale at a salvage auction include the number of accidents, thefts and fires, as well as the occurrence of major weather events and natural disasters. Increasing technological complexity of vehicles continues to lead insurers to declare more vehicles as total loss than in the past due to heightened costs of repairs. The Company estimates the percentage of claims resulting in a total loss consistently increased from 7.9 percent in 1999 to 13.3 percent in 2004 and has remained relatively constant since then with an estimate of 13.9 percent of claims in 2008. Insurance companies and other institutional customers declare the ownership or title of a damaged vehicle as a total loss based upon the extent of the damage, and the majority of these vehicles exit the vehicle parc as scrappage. Other factors contributing to the increase in total losses as a percentage of claims include new and used parts availability, cost of repairs, and new title branding and ownership legislation in many states and provinces that require insurance companies to automatically brand vehicles as total losses once damages reach a certain percentage of the vehicle’s value.

Market values can vary widely between units of the same make, model and production year at salvage auctions based upon the extent of damage to the vehicles and the type of damage title the vehicle possesses. The demand for salvage recovery services is driven by the value placed upon the parts that can be extracted from the vehicle and resold in order to repair vehicles that are still in operation and/or the ability to resell the vehicle for rebuilding purposes. The insurance industry also utilizes the value of these parts in determining the settlement of claims submitted by policyholders for vehicle repairs. Scrap metal prices also play a role in salvage vehicle demand and pricing. As the number of vehicles in operation grows and vehicle lifespan continues to lengthen, the demand for parts from salvage vehicles should also grow, further driving demand upward for vehicles available for sale at salvage auctions.

The primary buyers of salvage vehicles are vehicle dismantlers, rebuilders, repair shop operators and used vehicle dealers. Vehicle dismantlers, which are generally the largest group of salvage vehicle buyers either dismantle salvage vehicles and sell parts individually or sell entire salvage vehicles to rebuilders, used vehicle dealers or the public. Vehicle rebuilders and repair shop operators generally purchase salvage vehicles to repair and resell subject to applicable disclosure laws and regulations.

Internet and online auctions

The wholesale vehicle redistribution industry has utilized the Internet for nearly a decade. Since the mid-1990s, Internet access has been offered by many of the auction service providers in the industry and is an accepted means of conducting business for sellers and buyers of used and salvage vehicles. The industry utilizes the Internet for a number of purposes, including:

•	Live, real time selling of vehicles via simultaneous bidding between online bidders and bidders at the physical auction.

•	Online auctions with live, real time selling of vehicles.

•

Bulletin board selling of vehicles at a set price or via an auction which is held for a set period of time (for example, several hours, a day or a week) and during which bids are taken on the vehicles. The highest bidder may then purchase the vehicle unless there is a floor price that has not been met.

•	The compilation of accurate, timely, wholesale market prices of used vehicles based upon sales at auctions.

•	Additional customer services including:

•	Account information.

•	Online reporting of consigned vehicle inventory, auction run lists, vehicle condition reports and pictures of consigned vehicles.

•	Posting of auction locations, policies, registration documents, promotions and other related information.

The Company believes that the optimal aggregate market price for a seller’s inventory of vehicles can be obtained by simultaneously utilizing online auctions with physical auctions. Online auction solutions that do not include any use of physical auctions potentially lack services that are integral to the redistribution process. These services may include:

•	Secure storage of consigned vehicle inventory in centralized locations where customers can view the condition of multiple vehicles in person prior to sale at auctions.

•	Physical movement of each used vehicle through the auction building at the time of sale for customers to view the driving condition of each vehicle.

•	Low cost vehicle enhancement services, including detailing and repairing of used vehicles and shrink wrapping of salvage units, all of which may increase the value of the vehicles prior to sale.

•	Immediate on-site arbitration of disputes arising between the buyer and seller of a vehicle at auction.

•	Processing of and handling of vehicle logistics, titles, ownership transfer and funds transfer.

•	Immediate availability of purchased vehicles at the time of sale to buyers for resale or use in their business.

•	On-site inspection and certification services.

•	Providing a large concentration of buyers competing for the purchase of each vehicle in real time.

The use of the Internet for conducting wholesale transactions in the vehicle redistribution industry is growing. The Company believes it is well positioned to offer the appropriate mix of physical and online auctions and services to its customers to ensure the most effective and efficient redistribution of their vehicles.

AFC

The used vehicle floorplan financing sector consists primarily of short-term inventory-secured financing for dealers who purchase used vehicles for immediate resale. Common floorplan terms in the industry range anywhere from 30 to 60 days with interest accruing on the outstanding principal balance. In addition, a fee is charged per vehicle financed. The financing component of the vehicle redistribution industry remains largely fragmented and includes traditional financial institutions, floorplan financing companies, auctions which provide financing and the finance companies of vehicle manufacturers. Franchised dealers primarily secure floorplan financing from the captive finance arms of the manufacturers, as well as national, regional and local banks and other financial institutions. The majority of this financing is not available to independent dealers. Each wholesale vehicle transaction presents an opportunity to provide a dealer with floorplan financing. Most lenders in the industry, including AFC, take a security interest in the vehicles floorplanned and protect their security interest through audits of dealer inventory. Floorplan financing is not a retail installment loan, but rather an inventory-secured financing loan of a very short duration for dealer purchases.

COMPETITION

The Company faces significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles. The Company’s principal competitors include other whole car and/or salvage vehicle auction companies, wholesalers, dealers, manufacturers and dismantlers, a number of whom may have established relationships with sellers and buyers of vehicles and may have greater financial resources than the Company. The Company’s basis for competition includes both its physical auction sites and its e-business service offerings. Due to the limited number of sellers of used and salvage vehicles, the absence of long-term contractual commitments between the Company and its customers and the increasingly competitive market environment, there can be no assurance that the Company’s competitors will not gain market share at the Company’s expense.

In the whole car auction industry, ADESA competes with Manheim, a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions and independent auctions, some of which are affiliated through their membership in an industry organization named ServNet. Due to ADESA’s national presence, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.

Due to the increased visibility of the Internet as a marketing and distribution channel, new competition has arisen recently from Internet-based companies and the Company’s own customers who have historically redistributed vehicles through various channels, including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third-party online auctions have largely replaced telephonic and other non-auction methods, becoming an increasing portion of overall used vehicle redistribution. The extent of use of direct, online systems varies by customer. Typically, these online auctions redistribute vehicles that have come off lease. In addition, the Company and some of its competitors offer online auctions in connection with physical auctions, and other online auction companies now include used vehicles among the products offered at their auctions.

In the salvage sector, IAAI competes with Copart, Inc., Total Resource Auctions (Manheim), independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greanleaf and LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as IAAI, they may in the future decide to dispose of their salvage vehicles directly to end users. IAAI may not be able to compete successfully against current or future competitors, which could impair its ability to grow and/or sustain profitability.

The Company anticipates further consolidation of the whole car and salvage auction services industry will occur and is evaluating various means by which it can continue its growth plan through further deployment of its Internet auction tools, strategic acquisitions, shared facilities and greenfield expansion.

In Canada, ADESA and IAAI are the largest providers of whole car and salvage vehicle auction services. Competitors include vehicle recyclers and dismantlers, independent vehicle auctions, brokers, Manheim and online auction companies. The Company believes it is strategically positioned in this market by providing a full array of value-added services to customers including auction and related services, online programs, data analyses and consultation.

The used vehicle inventory floorplan financing sector is characterized by diverse and fragmented competition. AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC’s competition includes Manheim Automotive Financial Services, Auto Use, Dealer Services Corporation, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks and credit unions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of AFC’s industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. AFC’s long-term relationships with customers have been established over time and act as a competitive strength for AFC versus its competitors.

VEHICLE AND LENDING REGULATIONS

The Company’s operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Each auction is subject to laws that regulate auctioneers and/or vehicle dealers in the state or province in which it operates. Some of the transport vehicles used at the Company’s auctions are regulated by the U.S. Department of Transportation or similar regulatory agencies in Canada and Mexico. The acquisition and sale of salvage and recovered stolen vehicles is regulated by governmental agencies in each of the locations in which the Company operates. In many states and provinces, regulations require that a salvage vehicle be forever “branded” with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status. Some state, provincial and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at salvage auctions.

The Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Additionally, AFC is subject to laws in certain states and Canada which regulate commercial lending activities and interest rates.

Changes in law or governmental regulations or interpretations of existing law or regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company’s operating results and financial condition.

ENVIRONMENTAL REGULATION

The Company’s operations are subject to regulation by various federal, state and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the used vehicle redistribution industry, large numbers of vehicles, including damaged vehicles at salvage auctions, are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the facilities and may result in soil, surface water or groundwater contamination. Virtually all of the facilities maintain above ground storage tanks for diesel fuel and, in some cases, propane gas for use in vehicles and equipment. The Company also owns and maintains underground storage tanks at a number of facilities around the country, primarily to store vehicle fuel. Waste materials, such as waste solvents or used oils, are generated at some of the facilities and are disposed of as non-hazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and the Company may be subject to significant compliance costs in the future. Future contamination at any one or more of the Company’s facilities, or the potential contamination by previous users of certain acquired facilities, create the risk, however, that the Company could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company’s operating results and financial condition.

Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. The discussion of environmental matters in “Legal Proceedings” in Item 3 of this Form 10-K, is incorporated herein by reference.

COMPANY HISTORY

KAR Holdings, Inc. was organized in the State of Delaware on November 9, 2006. The Company is a holding company that was organized for the purpose of consummating a merger with ADESA, Inc. and combining Insurance Auto Auctions, Inc. (“IAAI”) with ADESA, Inc. The Company had no operations prior to the merger transactions on April 20, 2007.

ADESA entered the vehicle redistribution industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired Automotive Finance Corporation. Between 1995 and 2000, ADESA acquired Impact Auto Auctions, Ltd., a salvage auction chain in Canada. ADESA remained a public company until 1996 when ADESA was acquired by ALLETE, Inc. (“ALLETE”). Since then, ADESA has grown the business, organically and through acquisitions, into a leading vehicle redistribution company in North America. In 2004 ADESA completed another initial public offering and remained a public company until its merger with KAR Holdings in 2007.

IAAI was originally organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. In 1990 all of the outstanding capital stock of the company was acquired in a leveraged buyout. In 1991 the company’s name was changed to Insurance Auto Auctions, Inc. and the company completed an initial public offering. Since then, IAAI has grown the business, organically and through acquisitions, into a leading provider of salvage vehicle auctions and related services in North America. In 2005, IAAI was purchased by a group of private equity investors, some of whom consummated the merger with ADESA, Inc. in 2007.

EMPLOYEES

At December 31, 2008, KAR Holdings had a total of 14,003 employees, 11,044 located in the U.S. and 2,959 located in Canada and Mexico. Approximately 75 percent of the Company’s workforce consists of full-time employees. Currently, none of the Company’s employees participate in collective bargaining agreements.

In addition to the employee workforce, the Company also utilizes temporary labor services to assist in handling the vehicles consigned to the Company during periods of peak volume. Nearly all of the Company’s auctioneers are independent contractors.

Some of the services the Company provides are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction.

AVAILABLE INFORMATION

KAR Holdings’ Web address is www.karholdingsinc.com. KAR Holdings’ electronic filings with the Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on the Company’s Web site is not incorporated into this Annual Report. In addition, the SEC maintains a Web site that contains reports and other information filed with the SEC. The Web site can be accessed at http://www.sec.gov.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives such as selective relocations, greenfields and acquisitions; the Company’s competitive position; and its continued involvement in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Risks Related to the Company’s Business.” Some of these factors also include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	the Company’s ability to successfully implement its business strategies or realize expected cost savings and revenue enhancements;

•	the Company’s ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	weather;

•	general business conditions; and

•	other risks described from time to time in the Company’s filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2009.

Many of these risk factors are outside of the Company’s control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and the Company does not undertake to update its forward-looking statements.

RISKS RELATED TO THE COMPANY’S BUSINESS

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than a year, which has led to an economic downturn in the U.S. and abroad. The ongoing financial crisis and economic downturn have increased the Company’s exposure to several risk factors, including:

•

Decline in demand for used vehicles. The Company has experienced a decrease in demand for used vehicles from buyers and variations in conversion rates (the number of vehicles sold as a percentage of the number of vehicles entered for sale at used vehicle auctions) due to factors underlying buyer demand such as the lack of availability of consumer credit and the decline in consumer spending and consumer confidence. Adverse credit conditions have also affected the ability of dealers to secure financing to purchase used vehicles which has further negatively affected buyer demand. In addition, a reduction in the number of franchise and independent used car dealers has negatively affected and may continue to negatively affect the Company’s ability to collect receivables and may reduce demand.

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

•

Supply of salvage vehicles. Due to current market conditions, the number of miles driven may continue to decrease, which may lead to a decrease in the number of salvage vehicles received at auction. In addition, decreases in commodity prices, such as steel and platinum, have negatively affected and may continue to negatively affect vehicle values and demand at salvage auctions.

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

The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are currently taking certain actions to address the financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on the Company’s business, results of operations and financial condition. The Company does not currently know the full extent to which this market disruption will affect it or the market in which it operates, and it is unable to predict the length or ultimate severity of the financial crisis and economic downturn.

Since the third quarter of 2008, the trends described above have adversely affected the Company’s operating results and business. If the financial crisis and economic downturn persist and these trends continue, the Company’s results of operations, business and financial condition may be materially adversely affected.

Fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles impact auction sales volume, conversion rates and the demand for floorplan financing by independent used vehicle dealers, which may adversely affect the Company’s revenues and profitability.

In the normal course of business, the Company is subject to changes in general U.S. economic conditions, including but not limited to, availability and affordability of consumer credit, interest rates, fuel prices, inflation, discretionary spending levels, unemployment rates and consumer confidence about the economy in general. Significant changes in economic conditions could adversely impact consumer demand for used vehicles.

As consumer demand fluctuates, the volume and prices of used vehicles may be affected and the demand for used vehicles at auction by dealers may likewise be affected. The demand for used vehicles at auction by dealers may therefore affect the wholesale price of used vehicles and the conversion percentage of vehicles sold at auction. In addition, changes in demand for used vehicles may affect the demand for floorplan financing as well as the Company’s ability to collect existing floorplan loans.

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction. As manufacturers and other lenders have decreased the number of leases in the last few years and extended the lease terms of some of the leases that were written, the number of off-lease vehicles available at auction declined annually from 2003 to 2006. The number of off-lease vehicles available at auction was up modestly in 2007 and the increase continued in 2008. The Company is not able to predict manufacturers’ and lenders’ approaches to leasing and thus future volumes of off-lease vehicles may be affected based upon leasing terms and trends. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain profit margins in the Company’s salvage auction business. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have higher salvage values. In addition, the Company’s salvage auction business depends on a limited number of key insurance companies to supply the salvage vehicles the Company sells at auction. The Company’s agreements with various insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days notice. There can be no assurance that the Company’s existing agreements will not be cancelled or that it will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on the Company’s operating results and financial condition. In addition, in the last few years there has been a declining trend in theft occurrences which reduces the number of stolen vehicles covered by insurance companies for which a claim settlement has been made.

The Company’s operating results may fluctuate significantly.

The Company’s operating results have in the past and may in the future fluctuate significantly depending on a number of factors, many of which are beyond its control. These factors include, but are not limited to:

•	general business conditions, including the availability and quality of used, leased and salvage vehicles and buyer attendance at the Company’s vehicle auctions;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles the Company auctions, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures; and

•	costs associated with the acquisition of businesses or technologies.

As a result of the above factors, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and the Company’s operating results may vary significantly due to its relatively fixed expense levels. Due to these factors, it is possible that in some future quarters the Company’s operating results may fall below the expectations of public market analysts and investors.

The Company assumes the settlement risk for all vehicles sold through its auctions.

The Company does not have recourse against sellers for any buyer’s failure to satisfy its debt. Since the Company’s revenues for each vehicle do not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. Although the Company takes steps to mitigate this risk, if the Company is unable to collect payments on a large number of vehicles, the resulting payment obligations and decreased fee revenues may have a material adverse effect on its results of operations and financial condition.

Changes in interest rates or market conditions could adversely impact the profitability and business of AFC.

Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC sells the majority of its finance receivable to a special purpose entity, which sells an undivided interest in its finance receivables to a bank conduit facility on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the U.S. can impact AFC’s cost of financing related to; or its ability to arrange financing on acceptable terms through, its securitization conduit, which could negatively affect AFC’s business and the Company’s financial condition and operations.

AFC generally charges interest on its floorplan loans based on the prime rate plus a spread. Declining interest rates decrease the interest income earned on AFC’s loan portfolio.

High fuel prices may have an adverse effect on the Company’s revenues and operating results, as well as the Company’s earnings growth rates.

High fuel prices affect the demand for sport utility and full-sized vehicles which are generally not as fuel efficient as smaller vehicles. In addition, high fuel prices could lead to a reduction in the miles driven per vehicle which may reduce accident rates. Retail sales and accident rates are factors that affect the number of used and salvage vehicles sold at auction, wholesale prices of those vehicles and the conversion rates at used vehicle auctions. Additionally, high fuel costs increase the cost for the transportation and towing of vehicles. The Company may not be able to pass on such higher costs to the customers who supply vehicles to the Company’s auctions.

Weather-related and other events beyond the Company’s control may adversely impact operations.

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which the Company competes, the Company’s operations and profitability. These events may impact the Company’s physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on the Company’s revenues and profitability.

Capacity reductions and uncertain conditions at the major U.S. original equipment manufacturers could negatively impact the industry.

The Company’s financial performance depends, in part, on conditions in the automotive industry. Capacity reductions at the major U.S. original equipment manufacturers are expected to impact the industry and may result in reduced program vehicles and rental fleet sales. In addition, weak growth in or declining new vehicle sales impacts used vehicle trade-ins to dealers and auction volumes. The U.S. original equipment manufacturers have experienced declining market shares in North America and have announced significant restructuring actions in an effort to improve profitability. The U.S. automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy. If U.S. original equipment manufacturers cannot fund their operations, or if other major customers reach a similar level of financial distress, the Company may incur significant write-offs of accounts receivable.

The Company may not be able to grow if it is unable to successfully acquire and integrate other auction businesses and facilities.

The used vehicle redistribution industry is considered a mature industry in which low single-digit growth is expected in industry unit sales. Acquisitions have been a significant part of the Company’s historical growth and have enabled the Company to further broaden and diversify its service offerings. The Company’s strategy generally involves the acquisition and integration of additional physical auction sites, technologies and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since the Company has acquired or in the future may acquire one or more businesses, there can be no assurance that the Company will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into its business. Failure to do so could materially adversely affect the Company’s business, financial condition and results of operations. In addition, the Company expects to compete against other auction groups or new industry consolidators for suitable acquisitions. If the Company is able to consummate acquisitions, such acquisitions could be dilutive to earnings, and the Company could overpay for such acquisitions.

In pursuing a strategy of acquiring other auctions, the Company faces other risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	incurring significantly higher capital expenditures and operating expenses;

•	entering new markets with which the Company is unfamiliar;

•	incurring potential undiscovered liabilities at acquired auctions;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees and customers as a result of management changes; and

•	increasing expenses for accounting and computer systems, as well as integration difficulties.

Litigation could have an adverse effect on the Company.

There is no guarantee that the Company will be successful in defending itself in legal and administrative actions or in asserting the Company’s rights under various laws. In addition, the Company could incur substantial costs in defending itself or in asserting the Company’s rights in such actions. The costs and other effects of pending litigation and administrative actions against the Company cannot be determined with certainty. Although the Company currently believes that no such proceedings will have a material adverse effect, there can be no assurance that the outcome of such proceedings will be as expected.

The operation of the Company’s auction facilities poses certain environmental risks which could adversely affect its results of operations and financial condition.

The Company’s businesses are subject to regulation by various federal, state and local authorities concerning air quality, water quality, solid wastes and other environmental matters. In the used vehicle redistribution industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored at auction facilities and, during that time, releases of fuel, motor oil and other fluids may occur, resulting in soil, air, surface water or groundwater contamination. In addition, certain of the Company’s facilities generate and/or store petroleum products and other hazardous materials which are contained in aboveground or underground storage tanks located at the Company’s facilities. Some of the Company’s facilities generate waste materials, such as waste solvents or used oils, that are disposed of as non-hazardous or hazardous wastes, and body shops at the Company’s facilities may release harmful air emissions associated with painting. The Company is subject to safety and training regulations as required by local, state and federal law. While the Company has an environmental and safety compliance program that is administered by its risk management department and includes monitoring, measuring and reporting compliance, establishing safety programs and training the Company’s personnel in environmental and safety matters, environmental laws and regulations could become more stringent over time and the Company may be subject to significant compliance costs in the future.

Any failure by the Company to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of hazardous or regulated substances or materials under present or future regulations could subject the Company to substantial liability, require costly cleanup or require changes in remarketing services or auction facilities. The Company has incurred some expenditures for preventive, investigative or remedial action with respect to contamination or the use of hazardous materials, and could in the future be exposed to additional expenditures. Any liability arising from contamination at the Company’s facilities, including contamination by previous users of acquired facilities, the disposal of waste at off-site locations and other aspects of the Company’s operations could have a material adverse effect on its operating results and financial condition.

On March 25, 2008, the United States Environmental Protection Agency (“EPA”) issued a General Notice of Potential Liability pursuant to Section 107(a) and a Request for Information pursuant to Section 104(e) of CERCLA (42 USC 9601 et. seq.) to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington (the “LDW”). At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. IAAI’s liability, if any, cannot be estimated at this time and therefore the Company cannot conclude that the impact will not be material. A further discussion of this matter can be found in “Legal Proceedings” in Item 3 of this Form 10-K.

The Company faces significant competition.

The Company faces significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles. While competition in the used vehicle inventory floorplan financing sector is diverse and fragmented, competition is also strong in that sector. The Company faces current or potential competition from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) potential new vehicle remarketing venues and dealer financing services and (iv) existing alternative vehicle remarketing venues. In both the vehicle auction and dealer financing businesses, both the Company and its competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may have greater financial and marketing resources than the Company does, and may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements, and devote greater resources to the development, promotion and sale of their services. In the Company’s salvage auction business, potential competitors include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which currently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company’s business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company may not be able to compete successfully against current or future competitors, which could impair its ability to grow and achieve or sustain profitability.

The Company’s business is dependent on information and technology systems. Failure to effectively maintain or update these systems could result in the Company losing customers and materially adversely affect its operating results and financial condition.

Robust information systems are critical to the Company’s operating environment and competitive position. The Company may not be successful in structuring its information system infrastructure or developing, acquiring or implementing information systems which are competitive and responsive to the needs of the Company’s customers and the Company might lack sufficient resources to continue to make the significant necessary investments in information systems to compete with its competitors. Certain information systems initiatives that management considers important to the Company’s long-term success will require substantial capital investment, have significant risks associated with their execution, and could take several years to implement.

For example, the Company’s ability to provide cost-effective salvage vehicle processing solutions to its customers depends in part on its ability to effectively utilize technology to provide value-added services to its customers. The Company recently implemented a web-based operating system that allows it to offer hybrid live/ Internet auctions and to provide vehicle tracking systems and real-time status reports for its insurance company customers’ benefit, and to support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer and branch/headquarters communications. The Company’s ability to provide the foregoing services depends on its capacity to store, retrieve and process data, manage significant databases, and expand and periodically upgrade its information processing capabilities. As the Company continues to grow, it will need to continue to make investments in new and enhanced information and technology systems. Interruption or loss of the Company’s information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on the Company’s operating results and financial condition. As the Company’s information system providers revise and upgrade their hardware, software and equipment technology, the Company may encounter difficulties in integrating these new technologies into its business.

Although the Company has experienced no significant breaches of network security by unauthorized persons, the Company’s systems may be subject to infiltration by unauthorized persons. If the Company’s systems or facilities were infiltrated and damaged by unauthorized persons, there could be a significant interruption to the Company’s ability to provide many of its electronic and web-based services to its customers. If that were to occur, it could have a material adverse effect on the Company’s operating results and financial condition.

Increased use of online wholesale auctions may diminish the Company’s supply of vehicles.

Online auctions or other methods of redistribution may diminish both the quality and quantity as well as reduce the value of vehicles sold through traditional auction facilities. Although the Company offers online auctions and services as part of standard service offerings, the Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction facilities.

A portion of the Company’s net income is derived from Canada, which exposes the Company to foreign exchange and other risks.

Fluctuations between U.S. and Canadian currency values may adversely affect the Company’s results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the year ended December 31, 2008, approximately 17% of the Company’s revenues were attributable to its Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar could reduce the Company’s profits from Canadian operations and the value of the net assets of its Canadian operations when reported in U.S. dollars in its financial statements. This could have a material adverse effect on the Company’s business, financial condition or results of operations as reported in U.S. dollars.

In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of the Company’s reported results of operations. For purposes of accounting, the assets and liabilities of the Company’s Canadian operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of the Company’s Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in “Accumulated other comprehensive income/loss” as a component of stockholders’ equity.

For a further discussion of the Company’s foreign exchange risk, see “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of this Annual Report on Form 10-K.

The Company has a material amount of goodwill which, if it becomes impaired, would result in a reduction in the Company’s net income.

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. A significant percentage of the Company’s total assets represents goodwill. Declines in the Company’s profitability may impact the fair value of its reporting units, which could result in a write-down of goodwill and a reduction in net income.

In light of the overall economy and in particular the automotive finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC for 2008 compared to 2007. Based on that trend, the forecasted performance was revised. As a result, in the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit.

The Company still has approximately $1.5 billion of goodwill on its consolidated balance sheet that could be subject to impairment. The Company could be required to recognize additional impairments in the future and such an impairment charge could have a material adverse effect on the financial position and results of operations in the period of recognition.

The Company is partially self-insured for certain losses.

The Company self-insures a portion of employee medical benefits under the terms of its employee health insurance program, as well as a portion of its automobile, general liability and workers’ compensation claims. The Company records an accrual for the claims expense related to its employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. While the Company believes these estimates are reasonable based on the information currently available, if actual claims are higher than anticipated, its accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.

The Company’s ability to operate successfully could be impaired if it fails to attract and retain key personnel.

The Company’s success depends in large part on the performance of its executive management team and other key employees, including key field personnel. If the Company loses the services of one or more of its executive officers or key employees, it may not be able to implement its business strategies and the Company’s business could suffer. The Company may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Leadership changes will occur from time to time and the Company cannot predict whether significant resignations will occur. While the Company has employment agreements with certain of its executive officers, there can be no assurance that they will serve the term of their employment agreements or renew their employment agreements upon expiration. The Company does not currently expect to obtain key person insurance on any of its executive officers. In addition, if the Company fails to attract other qualified personnel, its business prospects could be materially adversely affected.

The Company may not successfully implement its business strategies or realize its expected cost savings and revenue enhancements.

The Company may not be able to fully implement its business strategies or realize its expected cost savings, in whole or in part, or within the time frames anticipated. In addition, there can be no assurance that the Company will achieve its expected revenue synergies, including incremental buyer payment revenue. The

Company’s cost savings, efficiency improvements and pricing strategies are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control. The Company is pursuing strategic initiatives that management considers critical to its long-term success, including substantial near-term capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies. These initiatives involve substantial capital investment, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Committing a large amount of capital over a lengthy time horizon could result in significant business interruption and loss of key customers during the transitional period, as well as cost overruns and delays which may impact the Company’s results of operations. Accordingly, the Company cannot predict whether it will succeed in implementing these strategic initiatives.

Additionally, the Company’s business strategy may change from time to time. As a result, the Company may not be able to achieve its expected results of operations and its actual income, operating cash flow and EBITDA may be negatively affected and may be materially lower than the results which are discussed elsewhere in this Annual Report on Form 10-K.

The Company is dependent on good labor relations.

The Company has employees located in the U.S., Canada and Mexico. In addition to the workforce of employees, the Company also utilizes temporary labor services to assist in handling the vehicles consigned during periods of peak volume. Many of the Company’s employees, both full- and part-time, are unskilled, and in periods of strong economic growth, the Company may find it difficult to compete for sufficient unskilled labor. If the Company is unable to maintain a full- or part-time workforce or the necessary relationships with third-party providers, its operations may be adversely affected. Currently, none of the Company’s employees participate in collective bargaining agreements.

In addition, auctioneers at the Company’s auctions are highly skilled individuals who are essential to the successful operation of the Company’s auction business. Nearly all of the Company’s auctioneers are independent contractors who provide their services for a daily or weekly rate. If the Company is unable to retain a sufficient number of experienced auctioneers, its operations may be adversely affected.

The Company is subject to extensive governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Failure to comply with laws or regulations could have a material adverse effect on the Company’s operating results and financial condition.

The Company’s operations are subject to regulation, supervision and licensing under various U.S. and Canadian federal, state, provincial and local authorities, agencies, statutes and ordinances. The acquisition and sale of used, leased, totaled and recovered theft vehicles is regulated by state or other local motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations could result in increased costs, reduced vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities, which requirements vary from location to location, to lending laws and regulations and to currency reporting obligations. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company’s operating results and financial condition. For a further discussion of the vehicle regulations applicable to the Company’s businesses, see “Vehicle and Lending Regulations” included in Item 1 “Business” of this Annual Report on Form 10-K.

New accounting pronouncements or new interpretations of existing standards could require the Company to make adjustments to accounting policies that could adversely affect the financial statements.

The Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to the Company’s accounting policies and procedures. To date, the Company does not believe any new pronouncements or interpretations have had a material adverse effect on its financial condition or results of operations, but future pronouncements or interpretations could require the change of policies or procedures.

ADESA may be subject to risks in connection with its former relationship with and separation from ALLETE.

ADESA and ALLETE, Inc., ADESA’s former parent company, entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE’s and ADESA’s respective rights, responsibilities and obligations after the spin-off with respect to taxes for the periods ending on or before the spin-off. Under the tax sharing agreement, if the spin-off becomes taxable to ALLETE, ADESA may be required to indemnify ALLETE for any taxes which arise as a result of ADESA’s actions or inaction. In addition, ADESA has agreed to indemnify ALLETE for 50 percent of any taxes that do not arise as a result of actions or inaction of either ADESA or ALLETE.

The Company is, and may in the future may be, subject to patent or other intellectual property infringement claims, which could have an impact on its business or operating results due to a disruption in its business operations, the incurrence of significant costs and other factors.

From time to time, the Company may receive notices from others claiming that it infringed their patent or intellectual property rights, and the number of these claims could increase in the future. Claims of patent infringement could require the Company to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require the Company to change business practices and limit its ability to compete effectively. Even if the Company believes that the claims are without merit, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from the Company’s businesses. If the Company is required to take any of these actions, it could have an adverse impact on the Company’s business and operating results.

The Company is controlled by the Equity Sponsors, and their interests as equity holders may not be aligned with your interests.

GS Capital Partners VI Fund, L.P., Kelso Investment Associates VII, L.P., Parthenon Investors II, L.P. and Value Act Capital Master Fund, L.P. own, through their respective affiliates, including certain affiliated private equity funds, substantially all of the Company’s equity. The Equity Sponsors can elect all of the Company’s directors, appoint new management and approve any action requiring the vote of the Company’s outstanding common stock, including amendments of its articles of incorporation, mergers or sales of substantially all assets. The directors elected by the Equity Sponsors may be able to make decisions affecting the capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of the equity holders may not in all cases be aligned with the interests of the Company’s noteholders. For example, if the Company encounters financial difficulties or is unable to pay its debts as they mature, the interests of the Company’s equity holders might conflict with your interests as a noteholder. In addition, the Company’s equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the Company’s noteholders.

RISKS RELATED TO THE NOTES

The Company has a substantial amount of debt, which could impair its financial condition and adversely affect its ability to react to changes in its business and fulfill its obligations under the Notes.

As of December 31, 2008, the Company’s total debt was approximately $2.5 billion and the Company has $300.0 million of borrowing capacity under its senior secured credit facilities.

The Company’s substantial indebtedness could have important consequences including:

•	making it more difficult for the Company to satisfy its obligations with respect to the Notes;

•

limiting the Company’s ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of the Company’s business strategy, acquisitions and other purposes;

•

requiring the Company to dedicate a substantial portion of its cash flow from operations to pay principal and interest on debt, which would reduce the funds available to the Company for other purposes, including funding future expansion;

•

making the Company more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in the Company’s business by limiting its flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and

•

exposing the Company to risks inherent in interest rate fluctuations because some of its borrowings, including borrowings under the senior secured credit facilities, are at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

Restrictive covenants in agreements and instruments governing the Company’s debt, including the indentures governing the Notes, may adversely affect the Company’s ability to operate its business.

The indentures governing the Notes and the agreement governing the Company’s senior secured credit facilities contain, and future debt instruments may contain, various provisions that limit the Company’s ability and the ability of its restricted subsidiaries, including ADESA and IAAI, to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	pay dividends or make other payments by the Company’s restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	sell assets and capital stock of the Company’s subsidiaries; and

•	consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person.

The Company’s senior secured credit facilities are secured, and the Company’s bank lenders and future secured creditors have a prior claim on the Company’s assets to the extent of the value of the collateral securing their claims. Similarly, holders of the guarantors’ existing and future secured indebtedness have a prior claim on the guarantors’ assets that secure such indebtedness.

The Notes and the guarantees will not be secured by any of the Company’s assets. Holders of the Company’s secured indebtedness and the secured indebtedness of the guarantors will have claims that are prior to claims of holders of the Notes to the extent of the value of the assets securing such indebtedness. The Company and the guarantors, will be party to senior secured credit facilities, which will be secured by a significant portion of the Company’s assets, including a pledge of all of the Company’s capital stock and the capital stock of all of the direct and indirect material domestic subsidiaries and 65% of the capital stock of the Company’s first tier foreign subsidiaries. In the event of any distribution or payment of the Company’s assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of the secured indebtedness will have prior claim to the Company’s assets that constitute their collateral. Holders of the Notes will participate ratably with all holders of the Company’s unsecured indebtedness that is deemed to be of the same class as the Notes. In that event, because the Notes and the guarantees will not be secured by any of the Company’s assets, it is possible that the Company’s remaining assets might be insufficient to satisfy claims in full.

As of December 31, 2008, the aggregate amount of the Company’s senior secured indebtedness, on a consolidated basis, was approximately $1,497.9 million, and $300.0 million was available for additional borrowing under the Company’s senior secured credit facilities. The Company is permitted to borrow substantial additional secured indebtedness in the future under the terms of the indentures.

If the Company’s subsidiaries do not make sufficient distributions, the Company will not be able to make payment on any of its debt, including the Notes. In addition, the structural subordination of the Notes to certain of the Company’s subsidiaries’ liabilities may limit the Company’s ability to make payment on the Notes.

KAR Holdings is a holding company with no business operations, sources of income or assets other than ownership interests in its subsidiaries. Because all of the Company’s operations are conducted by its subsidiaries, the Company’s cash flow and the ability to make payments on its debt, including the Notes, is dependent upon cash dividends and distributions or other transfers from its subsidiaries. In addition, any payment of dividends, distributions, loans or advances by the subsidiaries to KAR Holdings could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the Company’s subsidiaries operate, and any restrictions imposed by the current and future debt instruments of the subsidiaries.

Some of the Company’s subsidiaries, including existing and future foreign subsidiaries, will not guarantee the Notes. The Notes will be structurally subordinated to all existing or future liabilities and preferred equity of these subsidiaries that do not guarantee the Notes. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, the Company, as a common equity owner of such subsidiary, and, therefore, holders of the Company’s debt, including holders of the Notes, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and preferred equity holders. As of December 31, 2008, the aggregate amount of liabilities of the Company’s subsidiaries that will not guarantee the Notes, including trade and other payables, was $182.3 million. For the twelve months ending December 31, 2008, the Company’s subsidiaries that will not guarantee the Notes represented approximately 14.4% of its total assets and approximately 21.4% of its total revenues, in each case before intercompany eliminations.

If the Company defaults on obligations to pay its other indebtedness or otherwise fails to comply with covenants in the instruments governing its other indebtedness, the Company may not be able to make payments on the Notes.

Any default under the agreements governing the Company’s indebtedness, including a default under the Company’s senior secured credit facilities that is not waived by the required lenders, could make the Company unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its other indebtedness, the Company could be in default under the terms of the agreements governing such indebtedness. In addition, the restrictive covenants in the Company’s senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial condition tests. A breach of any these financial, operating or other covenants could result in a default. In the event of any such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder, together with accrued and unpaid interest, to be due and payable and the lenders under the Company’s senior secured credit facilities could elect to terminate all commitments to extend further credit. If the Company is unable to repay those amounts, such holders or lenders could institute foreclosure proceedings against the Company’s assets, which could force the Company into bankruptcy or liquidation.

The Company requires a significant amount of cash to service all of its indebtedness, including the Notes, and to fund planned capital expenditures, and the Company’s ability to generate sufficient cash depends on many factors, some of which are beyond its control.

The Company’s ability to make payments on and refinance debt, including the Notes, and to fund planned capital expenditures depends on its ability to generate cash in the future. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, some of which are beyond the Company’s control. The Company’s business may not generate cash from operations at levels sufficient to permit it to pay principal, premium, if any, and interest on its indebtedness, and the Company’s cash needs may increase. If the Company is unable to generate sufficient cash from operations to service its debt and meet other cash needs, the Company may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance its indebtedness, including the Notes. The Company may not be able to take any of these actions. The Company may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, particularly because of the Company’s high levels of debt and the restrictions imposed by the agreement governing the Company’s senior secured credit facilities and the indenture governing the Notes on the Company’s ability to incur additional debt and use the proceeds from asset sales. If the Company must sell its assets, it may negatively affect its ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on the Company’s financial condition and on its ability to meet obligations under the Notes.

If the Company cannot make scheduled payments on its debt, it would be in default and, as a result:

•	the Company’s debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the Company’s senior secured credit facilities could terminate their commitments to lend the Company money and foreclose against the assets securing their borrowings; and

•	the Company could be forced into bankruptcy or liquidation, which could result in the Company losing its investment in the Notes.

The right to receive payments on the Senior Subordinated Notes is junior to the Company’s existing indebtedness and possibly all of the Company’s future borrowings. Further, the guarantees of the Senior Subordinated Notes are junior to all of the Company’s guarantors’ existing indebtedness and possibly to all their future borrowings.

The Senior Subordinated Notes and the guarantees thereof rank behind all of the Company’s and the guarantors’ existing indebtedness (other than trade payables) and all of the Company’s and the guarantors’ future borrowings (other than trade payables), except any future indebtedness that expressly provides that it ranks equal with, or subordinated in right of payment to, the Senior Subordinated Notes and the related subsidiary guarantees. As a result, upon any distribution to the Company’s creditors or the creditors of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to the Company or the guarantors or the Company’s or the guarantors’ property, the holders of the Company’s senior debt and that of the guarantors will be entitled to be paid in full and in cash before any payment may be made with respect to the Senior Subordinated Notes or the guarantees thereof.

In addition, all payments on the Senior Subordinated Notes and the guarantees thereof will be blocked in the event of a payment default on certain senior debt and may be blocked for up to 179 of 360 consecutive days in the event of certain non-payment defaults on certain senior debt.

In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to the Company or the guarantors, holders of the Senior Subordinated Notes will participate with trade creditors and all other holders of the Company’s and the guarantors’ subordinated indebtedness in the assets remaining after the Company and the guarantors have paid all of the Company’s senior debt. However, because the indenture governing the Senior

Subordinated Notes requires that amounts otherwise payable to holders of the senior subordinated notes in a bankruptcy or similar proceeding be paid to holders of senior debt instead, holders of the senior subordinated notes may receive less, ratably, than holders of trade payables in any such proceeding. In any of these cases, the Company and the guarantors may not have sufficient funds to pay all of the Company’s creditors and holders of senior subordinated notes may receive less, ratably, than the holders of the Company’s senior debt.

As of December 31, 2008, the Company had approximately $2,097.9 million of senior indebtedness, including the Senior Restricted Notes, and $300.0 million was available for borrowing as additional senior debt under the Company’s senior secured credit facilities. The Company is permitted to borrow substantial additional indebtedness, including senior debt, in the future under the terms of the indentures.

The Company may not be able to repurchase the Notes upon a change of control.

Upon a change of control, as defined in the indentures, subject to certain conditions, the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The source of funds for that purchase of Notes will be the Company’s available cash or cash generated from its subsidiaries’ operations or other potential sources, including borrowings, sales of assets or sales of equity. The Company cannot assure that sufficient funds from such sources will be available at the time of any change of control to make required repurchases of Notes tendered. Further, the Company may be contractually restricted under the terms of its senior secured credit facilities or other future senior indebtedness from repurchasing all of the Notes tendered by holders upon a change of control. The Company’s future debt agreements may contain similar restrictions and provisions. Accordingly, the Company may not be able to satisfy its obligations to purchase the Notes unless it is able to refinance or obtain waivers under its senior secured credit facilities and any such future debt agreements. The Company’s failure to repurchase the Notes upon a change of control would cause a default under the indenture and a cross-default under the Company’s senior secured credit facilities. In addition, certain corporate events, such as leveraged recapitalizations that would increase the level of the Company’s indebtedness, would not constitute a change of control under the indentures.

Fraudulent transfer statutes may limit the rights of a holder of the Notes.

Federal and state fraudulent transfer laws permit a court, if it makes certain findings, to:

•	void all or a portion of the Company’s obligations to holders of the Notes;

•

subordinate the Company’s obligations to holders of the Notes to the Company’s other existing and future indebtedness, entitling other creditors to be paid in full before any payment is made on the Notes; and

•	take other action detrimental to holders of the Notes, including invalidating the Notes.

In that event, the Company cannot assure that the holder would ever be repaid.

Under federal and state fraudulent transfer laws, in order to take any of those actions, courts will typically need to find that, at the time the Notes were issued, the Company:

(1)	issued the Notes with the intent of hindering, delaying or defrauding current or future creditors; or

(2)	received less than fair consideration or reasonably equivalent value for incurring the indebtedness represented by the Notes; and

(a)	were insolvent or were rendered insolvent by reason of the issuance of the Notes;

(b)	were engaged, or were about to engage, in a business or transaction for which the Company’s assets were unreasonably small; or

(c)	intended to incur, or believed or should have believed the Company would incur, debts beyond its ability to pay as such debts mature.

Many of the foregoing terms are defined in or interpreted under those fraudulent transfer statutes. A court would likely find that the Company or a guarantor did not receive reasonably equivalent value or fair consideration for the Notes or such guarantee if the Company or such guarantor did not substantially benefit directly or indirectly from the issuance of the Notes or the applicable guarantee. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

The measure of insolvency for purposes of the foregoing considerations will vary depending on the law of the jurisdiction that is being applied in any such proceeding. Generally, a company would be considered insolvent if, at the time it incurred the debt:

•	the sum of its debts (including contingent liabilities) is greater than its assets, at fair valuation;

•

the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities (including contingent liabilities) as they become absolute and matured; or

•	it could not pay its debts as they become due.

The Company cannot assure what standard a court would apply in determining its solvency and whether it would conclude that the Company was solvent when it incurred its obligations under the Notes.

The Company’s obligations under the Notes are guaranteed by all of its direct and indirect restricted subsidiaries that guarantee indebtedness under the Company’s senior secured credit facilities, and the guarantees may also be subject to review under various laws for the protection of creditors. It is possible that creditors of the guarantors may challenge the guarantees as a fraudulent transfer or conveyance. The analysis set forth above would generally apply, except that the guarantees could also be subject to the claim that, because the guarantees were incurred for the benefit of the issuer, and only indirectly for the benefit of the guarantors, the obligations of the guarantors thereunder were incurred for less than reasonably equivalent value or fair consideration. A court could void a guarantor’s obligation under its guarantee, subordinate the guarantee to the other indebtedness of a guarantor, direct that holders of the Notes return any amounts paid under a guarantee to the relevant guarantor or to a fund for the benefit of its creditors, or take other action detrimental to the holders of Notes. In addition, the liability of each guarantor under the indenture will be limited to the amount that will result in its guarantee not constituting a fraudulent conveyance or improper corporate distribution, and there can be no assurance as to what standard a court would apply in making a determination as to what would be the maximum liability of each guarantor.

The Company does not know if a market will be sustained for the Notes.

The Company has not and does not intend to apply for listing or quotation of any series of Notes on any securities exchange or stock market. The liquidity of any market for the Notes depends on a number of factors, including:

•	the number of holders of Notes;

•	the Company’s operating performance and financial condition;

•	the market for similar securities;

•	the interest of securities dealers in making a market in the Notes; and

•	prevailing interest rates.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

The KAR Holdings, Inc. and ADESA corporate headquarters are located in Carmel, Indiana. The Company’s corporate headquarters and its Canadian office are leased properties, with office space being leased through 2019. Properties utilized by the ADESA Auctions business segment include 61 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive- through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.

IAAI is headquartered in Westchester, Illinois, with office space being leased through 2016. Properties utilized by the IAAI business segment include 150 salvage vehicle auction facilities in the U.S. and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with the Company’s ADESA Auctions. The IAAI properties are used primarily for auction and storage purposes consisting on average of approximately 27 acres of land.

Of AFC’s 88 offices in North America, 55 are physically located at auction facilities (including 46 at ADESA Auctions). Each of the remaining 33 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its loan production offices.

The Company believes its existing properties are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.	Legal Proceedings

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below.

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency (“EPA”) issued a General Notice of Potential Liability pursuant to Section 107(a) and a Request for Information pursuant to Section 104(e) of CERCLA (42 USC 9601 et.seq.) to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington (the “LDW”). At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has told IAAI that, to date, it has sent out approximately sixty General Notice letters to other parties, but the EPA plans to send hundreds of additional General Notice letters to additional parties. The Company is aware that the EPA is investigating approximately 100 additional companies. IAAI currently leases property adjacent to the LDW and operates a stormwater system that discharges into the LDW. The Company has responded to the Section 104(e) Information Request.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established market for the common equity of KAR Holdings, Inc., all of which is held by KAR Holdings II, LLC, which is owned by equity sponsors and management.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes thereto of KAR Holdings, Inc., ADESA, Inc. and Insurance Auto Auctions, Inc., included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data of KAR Holdings

For the Years Ended December 31, 2008 and 2007

The following consolidated financial data for the years ended December 31, 2008 and 2007 is based on the Company’s audited financial statements. The Company was incorporated on November 9, 2006, but had no operations in 2006 or for the period of January 1 through April 19, 2007. On April 20, 2007, the Company consummated a merger agreement with ADESA, Inc. and as part of the agreement, IAAI was combined with ADESA. Both ADESA and IAAI became wholly owned subsidiaries.

(Dollars in millions except where otherwise noted.)

For the year ended December 31,	2008	2007 (1)
Operations:
Operating revenues
ADESA Auction Services	$1,123.4	$677.7
IAAI Salvage Services	550.3	330.1
AFC	97.7	95.0

Total operating revenues	1,771.4	1,102.8
Operating expenses (exclusive of depreciation and amortization and impairment charges)	1,436.7	869.8
Goodwill and other intangibles impairment	164.4	—
Operating profit (loss)	(12.5)	106.4
Interest expense	215.2	162.3
Loss from continuing operations	(216.2)	(38.3)
Net loss	(216.2)	(38.3)

December 31,	2008	2007
Financial Position:
Working capital	$304.3	$442.1
Total assets	4,157.6	4,530.8
Total debt	2,527.4	2,616.7
Total stockholders’ equity	750.7	1,013.6

For the year ended December 31,	2008	2007 (1)
Other Financial Data:
Net cash provided by operating activities	$224.9	$96.8
Capital expenditures	129.6	62.7
Depreciation and amortization	182.8	126.6

(1)	The Company had no operations prior to the merger transactions on April 20, 2007; as such, this data represents the period from April 20, 2007 through December 31, 2007.

Selected Financial Data of ADESA

For the Period January 1 through April 19, 2007 and the Years Ended December 31, 2006, 2005 and 2004

In 2006, ADESA incurred a charge representing a reduction of ownership interests in aircraft and other costs associated with the termination of a Joint Aircraft and Ownership Management Agreement with ALLETE. In the fourth quarter 2006, ADESA incurred transaction expenses consisting primarily of legal and professional fees associated with the merger. In addition, ADESA incurred various charges and incremental expenses in 2004 and 2005 related to its initial public offering of its common stock and a registered public offering of its unsecured 7 5/8% senior subordinated notes, subsequent separation from ALLETE and subsequent restructuring of its debt that affect the comparability of its reported results of operations. As a result of these transactions and the transition to an independent public company, 2006, 2005 and 2004 operating results may not be comparable to previous periods or ongoing operations.

	January 1 – April 19, 2007	For the year ended December 31,
(Dollars in millions except where otherwise noted.)		2006	2005	2004
Operations:
Operating revenues
Auction services group	$325.4	$959.9	$842.8	$808.9
Dealer services group	45.9	144.0	126.0	116.6

Total operating revenues	371.3	1,103.9	968.8	925.5
Operating expenses (exclusive of depreciation and amortization)	297.6	832.5	700.6	676.6
Operating profit	57.8	224.9	227.4	213.0
Interest expense	7.8	27.4	31.2	25.4
Loss on extinguishment of debt	—	—	2.9	14.0
Income from continuing operations	27.0	126.8	126.1	109.0
Net income	26.9	126.3	125.5	105.3
Basic earnings per share from continuing operations	$0.30	$1.41	$1.40	$1.19
Diluted earnings per share from continuing operations	$0.29	$1.41	$1.40	$1.19
Cash dividends declared per share	$—	$0.30	$0.30	$0.075

	April 19, 2007	December 31,
		2006	2005	2004
Financial Position:
Working capital (deficit)	$381.3	$325.2	$302.0	$358.2
Total assets	2,219.5	1,975.3	1,945.5	1,915.0
Total debt	345.0	352.5	432.5	516.1
Total stockholders’ equity	1,238.7	1,203.5	1,089.9	1,011.4

	January 1 – April 19, 2007	For the year ended December 31,
		2006	2005	2004
Other Financial Data:
Net cash provided by operating activities	$14.9	$190.9	$136.5	$175.5
Capital expenditures	11.3	37.1	55.3	31.2
Depreciation and amortization	15.9	46.5	40.8	35.9

Selected Financial Data of IAAI

For the Period January 1 through April 19, 2007 and the Years Ended December 31, 2006, 2005 and 2004

IAAI’s consolidated financial statements for the periods subsequent to the merger in 2005 of Axle Merger Sub, Inc. with and into IAAI, which resulted in affiliates of Kelso & Company controlling IAAI (the “2005 Acquisition”), reflect a new basis of accounting incorporating the fair value adjustments made in recording the 2005 Acquisition and the related transactions, while the periods prior to the 2005 Acquisition reflect IAAI’s historical cost basis. Accordingly, the accompanying selected financial data and other data as of dates and for periods ending on or prior to May 24, 2005 are labeled as “predecessor,” and the accompanying selected financial data and other data as of and for periods beginning after the date of the 2005 Acquisition are labeled as “successor.”

IAAI’s fiscal year 2006 consisted of 53 weeks and ended on December 31, 2006. IAAI’s fiscal years 2005 and 2004 each consisted of 52 weeks and ended on December 25, 2005 and December 26, 2004, respectively.

	Successor			Predecessor
(Dollars in thousands)	January 1 – April 19, 2007	December 31, 2006	May 25, 2005 – December 25, 2005	December 27, 2004 – May 24, 2005	December 26, 2004
Selected Statement of Operations Data:
Revenues	$114,788	$331,950	$160,410	$120,445	$240,179
Earnings from operations	10,985	22,581	7,909	2,584	20,909

Net earnings (loss)	($370)	($7,179)	($5,434)	($440)	$12,265

	Successor			Predecessor
(Dollars in thousands)	April 19, 2007	2006	2005	2004
Selected Balance Sheet Data (at period end):
Cash and cash equivalents	$13,039	$14,040	$25,882	$13,325
Working capital	53,798	49,973	52,002	16,881
Total assets	582,751	588,021	514,860	298,979
Total debt (1)	344,242	344,842	265,022	24,642
Current debt (1)	2,167	2,247	1,510	14,606
Long-term debt (1)	342,075	342,595	263,512	10,036
Total shareholders’ equity	139,927	137,576	144,024	202,651

(1)	Includes capital leases

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives such as selective relocations, greenfields and acquisitions; the Company’s competitive position; and its continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1a “Risk Factors” of this Report on Form 10-K. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	the Company’s ability to successfully implement its business strategies or realize expected cost savings and revenue enhancements;

•	the Company’s ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	weather;

•	general business conditions; and

•	other risks described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by the Company in 2009.

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

Executive Overview

Business

KAR Holdings is the only auction services provider in North America with leading market positions in both the whole car auction and salvage auction markets. The business is divided into three reportable business segments that are integral parts of the vehicle redistribution industry: ADESA Auctions, Insurance Auto Auctions, Inc. (“IAAI”) and Automotive Finance Corporation (“AFC”). The ADESA Auctions segment consists primarily of ADESA’s used vehicle auctions and is the second largest used vehicle auction network in North America with 61 ADESA sites as of December 31, 2008. ADESA Auctions also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling and administrative services.

The IAAI segment consists of salvage vehicle auctions and related services in North America and is a leading provider with 150 sites. The salvage auctions facilitate the redistribution of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound logistics, titling and settlement administrative services.

The AFC segment is primarily engaged in the business of providing short-term, inventory-secured financing, known as floorplan financing, to predominantly independent used vehicle dealers. AFC conducts business at 88 loan production offices in the U.S. and Canada.

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

Overview of 2008 Performance

The unprecedented economic issues that surfaced in 2008 affected KAR Holdings, Inc. and its subsidiaries. Specifically, the Company experienced a decline in the demand for used vehicles, a change in the mix of vehicles sold, reduced revenues and the narrowing of interest rate spreads at AFC and fluctuating salvage vehicle values as a result of changing commodity prices and lower used car values. Despite the uncertain and challenging operating environment, the Company achieved some noteworthy accomplishments during 2008:

•	Acquired 18 businesses, expanding the Company’s North American operations for both ADESA and IAAI;

•	Annual revenues exceeded $1.77 billion;

•	Experienced growth in the number of used and salvage vehicles sold;

•	Continued to invest in and grow e-business opportunities;

•	Completed a sale-leaseback transaction generating net cash proceeds of approximately $80.5 million;

Industry Outlook and Trends

According to ADESA Analytical Services, approximately 9.54 million used vehicles were auctioned in North America in 2007; in 2008, the auction industry sales volume experienced a moderate decrease. Retail used vehicle sales were down approximately 8.9% for the year ended December 31, 2008 as compared with the same period in 2007. New vehicle sales experienced a decline of 18% for the year ended December 31, 2008 compared with the year ended December 31, 2007. A decline in new vehicle sales generally results in a reduction in trade-in volumes at automobile dealers and subsequently used vehicle auction volumes. Despite an increase in the supply of vehicles at auction, the Company has experienced a significant decrease in demand driven by declining new and used vehicle sales. The Company believes that the retail used vehicle market is impacted by many factors including new and used vehicle pricing and the overall economy.

Wholesale used vehicle prices averaged $9,022 in December 2008 as compared with $9,739 in December 2007, according to ADESA Analytical Services’ monthly analysis of Wholesale Used Vehicle Prices by Vehicle Model Class. Uncertain economic conditions are contributing to consumer decisions, as used vehicle prices were down in all categories in December 2008 compared to December 2007.

Salvage vehicle supplies were strong throughout the industry during 2008, although reduced miles driven, particularly in the third and fourth quarter, somewhat reduced incoming volumes. The Company believes increased complexity in vehicles contributes to a larger number of insurance claims resulting in a total loss. The percentage of claims resulting in total losses continues at a high level of near 14%. Falling commodity and scrap metal prices, which began in late summer, and lower used car auction prices, combined to cause salvage auction prices to decline in the back half of 2008. Industry volumes may be impacted by increases in fuel prices and the corresponding decline in the number of miles vehicles are being driven.

During 2008, the Company completed the acquisitions of 17 auction sites, of which 14 are now part of the IAAI segment and three which are now part of the ADESA Auctions segment. The acquisitions expanded the

Company’s national service coverage and provided additional geographic support to existing markets. In addition, during 2008, ADESA completed the purchase of Live Global Bid, Inc., a leading provider of Internet-based auction software and services.

AFC is a leading provider of floorplan financing to independent used vehicle dealers. The overall economy and in particular the automotive finance industries continue to face severe pressures which have negatively impacted AFC and its customer dealer base. In excess of 4,100 independent dealers closed their doors during 2008, almost a 10 percent reduction in the independent dealer base. During the third and fourth quarters of 2008, used vehicle dealers experienced a significant decline in sales which has resulted in a decrease in loan originations and an increased number of dealers defaulting on their loans and thus increased credit losses for both loans held and sold. The value of recovered collateral on defaulted loans has been impacted to some degree by the volatility in the vehicle pricing market. In addition, AFC operates in a rate-sensitive environment. The declines in the prime rate, volatility in asset-backed commercial paper markets and increased loan losses have led to reduced revenues and the narrowing of interest rate spreads at AFC.

As a result of these current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations as well as other headcount reductions. In addition, over the last several months AFC has implemented a number of strategic initiatives designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with the current market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $847.9 million at December 31, 2007 to $506.6 million at December 31, 2008. Management believes these actions will best position AFC to maintain its strong competitive position and ultimately maintain its leadership in the industry. In the first couple of months of 2009, the delinquency rates at AFC have improved compared to December 31, 2008.

In 2008 and to date, significant changes have occurred in the economy which are impacting all of KAR Holdings’ business segments. Recently, a lack of availability of consumer credit for retail used car buyers, a decline in consumer spending, volatility in the asset-backed commercial paper market, a reduction in the number of independent used car dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum have all negatively impacted the Company. Despite a consistent supply of used vehicles at auction, the Company has experienced a challenging operating environment. These trends adversely affected the Company’s operating results and business throughout the fourth quarter of 2008 and may continue into 2009.

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

Results of Operations

The Company’s revenue is derived from auction fees and related services at its whole car and salvage auction facilities and dealer financing fees and net interest income at AFC. Although auction revenues primarily include the auction services and related fees, the Company’s related receivables and payables include the value of the vehicles sold. AFC’s net revenue consists primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Operating expenses for the Company consist of cost of services, selling, general and administrative expenses and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of payroll and related costs, sales and marketing, information technology services and professional fees.

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

Operating Results Summary for the Year Ended December 31, 2008

The merger transactions described in “Merger Transactions,” were completed on April 20, 2007. Pro forma adjustments have been made to the historical combined statement of income for the year ended December 31, 2007 as if the merger transactions had been completed on January 1, 2007. These adjustments help make the results of operations for the year ended December 31, 2007 comparable to the results of operations for the year ended December 31, 2008.

The following unaudited pro forma condensed results of operations for the year ended December 31, 2007 are based on the combined financial statements of ADESA and IAAI, appearing elsewhere in this Form 10-K, as adjusted to combine the financial statements of ADESA Impact and IAAI and to illustrate the estimated pro forma effects of the merger transactions as if they had occurred on January 1, 2007. KAR Holdings commenced operations on April 20, 2007.

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

The unaudited pro forma condensed combined results of operations for the year ended December 31, 2007 should be read in conjunction with the information contained in the financial statements and related notes thereto, appearing elsewhere in this Form 10-K. The pro forma adjustments inherent in the segment results presented below include: pro forma interest expense resulting from the new capital structure; pro forma depreciation and amortization expense resulting from the new basis of property and equipment and intangible assets; and adjustments to selling, general and administrative expenses for the annual sponsor advisory fees. In addition, certain human resources and information technology costs that ADESA had historically allocated to its segments and certain professional fees historically recorded at the segments were reclassified to the holding company for all periods presented. Transaction expenses, representing legal and professional fees as well as accelerated incentive compensation costs, were also removed from 2007 operating results.

Overview of Results of KAR Holdings for the Year ended December 31, 2008 and Pro Forma Results for the Year ended December 31, 2007

	Year ended December 31,
(In millions)	2008	2007 (Pro Forma)
Revenues
ADESA Auction Services	$1,123.4	$965.5
IAAI Salvage Services	550.3	482.5
AFC	97.7	140.9

Total revenues	1,771.4	1,588.9
Cost of services*	1,053.0	891.2

Gross profit*	718.4	697.7
Selling, general and administrative	383.7	348.2
Depreciation and amortization	182.8	176.1
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	(12.5)	173.4
Interest expense	215.2	226.3
Other (income) expense	19.9	(9.7)

Loss from continuing operations before income taxes	(247.6)	(43.2)
Income taxes	(31.4)	(17.4)

Loss from continuing operations	($216.2)	($25.8)

*	Exclusive of depreciation and amortization

For the year ended December 31, 2008, the Company had revenue of $1,771.4 million compared with pro forma revenue of $1,588.9 million for the year ended December 31, 2007, an increase of 11%. Included in the results for the year ended December 31, 2008, is a $164.4 million charge related to goodwill and tradename impairment at AFC. For further details see the “Goodwill and Other Intangibles Impairment” discussion under the AFC Results below. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Interest Expense

Interest expense decreased $11.1 million, or 5%, to $215.2 million for the year ended December 31, 2008, compared with pro forma interest expense of $226.3 million for the year ended December 31, 2007. The decrease in interest expense was the result of repayments on long-term debt of $59.3 million which decreased the outstanding principal balance of the Company’s debt. In addition, a decrease in interest rates in 2008 reduced interest expense for the Company’s variable rate debt instruments.

Other (Income) Expense

Other expense was $19.9 million for the year ended December 31, 2008 compared with other income of $9.7 million for the year ended December 31, 2007, representing a decrease of $29.6 million. The change in other (income) expense is primarily representative of foreign currency transaction losses in 2008 as well as a decrease in interest income resulting from a decrease in interest rates and cash balances in 2008 compared with 2007.

Income Taxes

The Company’s pro forma effective tax rate decreased from 40.3% in 2007 to 12.7% in 2008. The decrease in tax rate primarily resulted from the non tax deductible $161.5 million goodwill impairment charge at AFC in 2008.

ADESA Auctions Results

	Year ended December 31,
(In millions)	2008	2007 (Pro Forma)
ADESA Auction Services revenue	$1,123.4	$965.5
Cost of services*	654.9	541.5

Gross profit*	468.5	424.0
Selling, general and administrative	244.2	200.7
Depreciation and amortization	93.2	89.5

Operating profit	$131.1	$133.8

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $157.9 million, or 16%, to $1,123.4 million for the year ended December 31, 2008, compared with $965.5 million for the year ended December 31, 2007. The increase in revenue was primarily a result of a 6% increase in revenue per vehicle sold for the year ended December 31, 2008 compared with the year ended December 31, 2007, and a 10% increase in the number of vehicles sold.

The 6% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $75.5 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $61.7 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases resulted in increased ADESA Auctions revenue of approximately $11.5 million. Fluctuations in the Canadian exchange rate increased revenue by approximately $2.3 million for the year ended December 31, 2008 compared with the year ended December 31, 2007.

The total number of used vehicles sold at ADESA Auctions increased 10% for the year ended December 31, 2008 compared with year ended December 31, 2007, resulting in an increase in ADESA Auctions revenue of approximately $82.4 million. Approximately 6% of the volume sold increase was attributable to acquisitions and approximately 4% was representative of same-store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 60.7% for the year ended December 31, 2008 compared with 60.0% for the year ended December 31, 2007. Although the conversion rate appears comparable on a consolidated basis, it is skewed due to a mix shift toward institutional vehicles which convert at a higher rate. Individually, conversion rates for dealer consignment and institutional vehicles are down compared to the prior year.

Gross Profit

For the year ended December 31, 2008, gross profit in the ADESA Auctions segment increased $44.5 million, or 10%, to $468.5 million. Gross margin for ADESA Auctions was 41.7% of revenue for the year ended

December 31, 2008 compared with 43.9% of revenue for the year ended December 31, 2007. The decrease in margins as a percentage of revenues resulted from increased fuel costs and related transportation expenses, not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense and additional labor associated with handling incremental institutional vehicles. In addition, the auctions acquired in 2008 produced lower gross margins than a typical auction site as ADESA’s auction processes have not been fully implemented.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $43.5 million, or 22%, to $244.2 million for the year ended December 31, 2008 compared with the year ended December 31, 2007, primarily due to $16.9 million of costs at acquired sites, $11.7 million of consulting and travel costs related to process improvement initiatives, a $10.7 million loss on the sale of land related to the sale-leaseback and the separate transaction in Fairburn, Georgia, a $5.1 million increase in bad debt expense, $0.6 million of marketing costs and $0.4 million of fluctuations in the Canadian exchange rate, partially offset by a decrease in compensation and related employee benefit costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Year ended December 31,
(In millions)	2008	2007 (Pro Forma)
IAAI Salvage Services revenue	$550.3	$482.5
Cost of services *	362.9	317.9

Gross profit *	187.4	164.6
Selling, general and administrative	70.1	67.8
Depreciation and amortization	61.6	58.6

Operating profit	$55.7	$38.2

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $67.8 million, or 14%, to $550.3 million for the year ended December 31, 2008, compared with $482.5 million for the year ended December 31, 2007. The increase in revenue was a result of a 13% increase in salvage vehicles sold combined with a slight increase in revenue per vehicle sold, during the year ended December 31, 2008. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields of 10% in addition to growth in vehicles sold on a same-store basis of 3%.

Gross Profit

For the year ended December 31, 2008, gross profit at IAAI increased to $187.4 million, or 34% of revenue, compared with $164.6 million, or 34% of revenue, for the year ended December 31, 2007. Cost of services increased 14% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes. IAAI experienced an increase in tow costs primarily due to increased fuel costs and related tow charges and an increase in the number of vehicles towed. In addition, IAAI experienced increases in wages and auction expenses related to the increase in the number of vehicles sold. Occupancy costs, primarily rent, increased as a result of acquiring 17 new auction sites since the first quarter of 2007.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $2.3 million, or 3%, to $70.1 million for the year ended December 31, 2008, compared with $67.8 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was attributable to increases in companywide delivery expenses, supplies, advertising expenses, sales and marketing expenses, and integration expense. This increase was partially offset by a decrease in incentive compensation and a decrease in stock compensation expense attributable to the merger transactions in April 2007.

Automotive Finance Corporation (“AFC”) Results

	Year ended December 31,
(In millions except volumes and per loan amounts)	2008	2007 (Pro Forma)
AFC revenue
Securitization income	$32.4	$74.2
Interest and fee income	64.8	65.8
Other revenue	1.8	2.4
Provision for credit losses	(1.3)	(1.5)

Total AFC revenue	97.7	140.9
Cost of services *	35.2	31.8

Gross profit *	62.5	109.1
Selling, general and administrative	14.6	16.2
Depreciation and amortization	25.3	25.3
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	($141.8)	$67.6

Loan transactions	1,147,116	1,205,865
Revenue per loan transaction	$85	$117

*	Exclusive of depreciation and amortization

Revenue

For the year ended December 31, 2008, AFC revenue decreased $43.2 million, or 31%, to $97.7 million, compared with $140.9 million for the year ended December 31, 2007. The decrease in revenue was the result of a 27% decrease in revenue per loan transaction for the year ended December 31, 2008, compared with the same period in 2007 and a 5% decrease in loan transactions to 1,147,116 for the year ended December 31, 2008.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $32, or 27%, primarily as a result of an increase in credit losses for both loans held and sold and decreases in net interest rate spread.

Gross Profit

For the year ended December 31, 2008, gross profit for the AFC segment decreased $46.6 million, or 43%, to $62.5 million as a result of the 31% decrease in revenue as well as a 11% increase in cost of services. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs relates to the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Holdings that offers finance and insurance solutions to independent used vehicle dealers and the headcount associated with the opening of several new loan production offices during the first eight months of 2008. As a result of the current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations. The realignment resulted in recognition of approximately $0.3 million of severance and rent expense for closed locations in the year ended December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC decreased $1.6 million, or 10%, for the year ended December 31, 2008, compared with the year ended December 31, 2007. The decrease was primarily the result of decreased professional and promotional expenses as well as decreased payroll and compensation costs, partially offset by increased severance costs associated with the realignment and downsizing initiated in September 2008.

Goodwill and Other Intangibles Impairment

In light of the overall economy and in particular the automotive finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC for 2008 compared to 2007. Based on that trend, the forecasted performance was revised. As a result, in the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit.

Holding Company Results

	Year ended December 31,
(In millions)	2008	2007 (Pro Forma)
Selling, general and administrative	$54.8	$63.5
Depreciation and amortization	2.7	2.7

Operating loss	($57.5)	($66.2)

Selling, General and Administrative Expenses

For the year ended December 31, 2008, selling, general and administrative expenses at the holding company decreased $8.7 million, or 14%, to $54.8 million, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value, as well as a decrease in professional fees.

Operating Results Summary for the Year Ended December 31, 2007

The merger transactions described in “Merger Transactions,” were completed on April 20, 2007. Pro forma adjustments have been made to the historical combined statements of income for the years ended December 31, 2007 and 2006 as if the merger transactions had been completed on January 1, 2006. These adjustments help make the results of operations for the year ended December 31, 2006 comparable to the results of operations for the year ended December 31, 2007.

The following unaudited pro forma condensed results of operations for the years ended December 31, 2007 and 2006 are based on the combined financial statements of ADESA and IAAI, appearing elsewhere in this Form 10-K, as adjusted to combine the financial statements of ADESA Impact and IAAI and to illustrate the estimated pro forma effects of the merger transactions as if they had occurred on January 1, 2006. KAR Holdings commenced operations on April 20, 2007.

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

The unaudited pro forma condensed combined results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the information contained in the financial statements and related notes thereto, appearing elsewhere in this Form 10-K. The pro forma adjustments inherent in the segment results presented below include: pro forma interest expense resulting from the new capital structure; pro forma depreciation and amortization expense resulting from the new basis of property and equipment and intangible assets; and adjustments to selling, general and administrative expenses for the annual sponsor advisory fees. In addition, certain human resources and information technology costs that ADESA had historically allocated to its segments and certain professional fees historically recorded at the segments were reclassified to the holding company for all periods presented. Transaction expenses, representing legal and professional fees as well as accelerated incentive compensation costs, were also removed from 2007 operating results.

Overview of Pro Forma Results of KAR Holdings for the Years Ended December 31, 2007 and 2006

	Pro Forma Year Ended December 31,
(In millions)	2007	2006
Revenues
ADESA Auction Services	$965.5	$853.8
IAAI Salvage Services	482.5	438.1
AFC	143.0	141.8

Total revenues	1,591.0	1,433.7
Cost of services *	891.2	799.6

Gross profit *	699.8	634.1
Selling, general and administrative	348.2	305.1
Depreciation and amortization	176.1	181.2
Loss related to flood	—	3.5

Operating profit	175.5	144.3
Interest expense	226.3	232.4
Other income	(9.7)	(4.2)

Loss from continuing operations before income taxes	(41.1)	(83.9)
Income taxes	(17.4)	(16.1)

Loss from continuing operations	($23.7)	($67.8)

*	Exclusive of depreciation and amortization

For the year ended December 31, 2007, the Company had pro forma revenue of $1,591.0 million compared with pro forma revenue of $1,433.7 million for the year ended December 31, 2006, an increase of 11%. Included in the pro forma results for the year ended December 31, 2006, was a $2.7 million pretax charge related to the correction of certain unreconciled balance sheet differences concealed by a former employee at ADESA’s Kitchener, Ontario, auction facility. In addition, the results for the year ended December 31, 2006 included a $3.5 million loss related to the flood at IAAI’s Grand Prairie, Texas facility. The flood loss consisted of a loss of vehicles and fixed assets as well as costs to clean up the facility.

Pro Forma ADESA Auctions Results

	Pro Forma Year Ended December 31,
(In millions)	2007	2006
ADESA Auction Services revenue	$965.5	$853.8
Cost of services *	541.5	468.6

Gross profit *	424.0	385.2
Selling, general and administrative	200.7	179.9
Depreciation and amortization	89.5	92.5

Operating profit	$133.8	$112.8

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $111.7 million, or 13%, to $965.5 million for the year ended December 31, 2007, compared with $853.8 million for the year ended December 31, 2006. The 13% increase in revenue was a result of an 8% increase in revenue per vehicle sold for the year ended December 31, 2007 compared with the year ended December 31, 2006, and a 5% increase in the number of vehicles sold.

An 8% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $71.5 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA Auctions revenue of approximately $37.8 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases and higher wholesale used vehicle values resulted in increased ADESA Auctions revenue of approximately $20.8 million. Fluctuations in the Canadian exchange rate increased revenue by approximately $12.9 million for the year ended December 31, 2007 compared with the year ended December 31, 2006.

While the number of retail used vehicles sold in North America decreased, the total number of wholesale vehicles sold at ADESA Auctions increased 5% in the year ended December 31, 2007 compared with year ended December 31, 2006, resulting in an increase in ADESA Auctions revenue of approximately $40.2 million.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, was 60.0% for the year ended December 31, 2007 compared with 60.4% for the year ended December 31, 2006.

Gross Profit

For the year ended December 31, 2007, gross profit in the ADESA Auctions segment increased $38.8 million, or 10%, to $424.0 million. The 13% increase in revenues was the leading factor increasing gross profit for the ADESA Auctions segment, despite an increase in cost of services on both a dollar and percentage of revenues basis. Increases in transportation costs (which includes fuel costs) and other ancillary services costs was a leading driver of the $35.3 million increase in cost of services for the ADESA Auctions segment. Cost of services also increased due to the costs associated with handling additional used vehicles entered for sale at the Company’s used vehicle auctions for the year ended December 31, 2007 compared with the year ended December 31, 2006. Fluctuations in the Canadian exchange rate increased cost of services at the ADESA Auctions segment by approximately $7.4 million.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment increased $20.8 million, or 12%, to $200.7 million for the year ended December 31, 2007 compared with the prior year, primarily due to increases in compensation and related employee benefit costs, consulting and travel costs related to process improvement initiatives, marketing costs and costs at acquired sites. These increases were partially offset by a $2.7 million pretax charge in 2006 related to unreconciled balance sheet differences concealed by a former employee at ADESA’s Kitchener, Ontario, auction facility.

Pro Forma Insurance Auto Auctions, Inc. (“IAAI”) Results

	Pro Forma Year Ended December 31,
(In millions)	2007	2006
IAAI Salvage Services revenue	$482.5	$438.1
Cost of services *	317.9	302.6

Gross profit *	164.6	135.5
Selling, general and administrative	67.8	53.6
Depreciation and amortization	58.6	57.3
Loss related to flood	—	3.5

Operating profit	$38.2	$21.1

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $44.4 million, or 10%, to $482.5 million for the year ended December 31, 2007, compared with $438.1 million for the year ended December 31, 2006. The increase in revenue was a result of an 18% increase in salvage vehicles sold during the year ended December 31, 2007. The increase in salvage vehicles sold was primarily a result of volumes provided by acquisitions and greenfields in addition to growth in vehicles sold on a same-store basis. The increase in revenue was partially offset by reduced proceeds from units sold under purchase agreements with customers. For purchase agreement vehicles, the gross sales price of the vehicle is recognized as revenue. Vehicles sold under purchase agreements represented less than 4% of total vehicles sold.

Gross Profit

For the year ended December 31, 2007, gross profit at IAAI increased to $164.6 million, or 34% of revenue, compared with $135.5 million, or 31% of revenue, for the year ended December 31, 2006. Cost of services increased 5% due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes; however, cost of services increased at a lower rate than revenues. IAAI has negotiated a number of tow contracts in the current year resulting in lower tow costs per vehicle towed. In addition, the Company has reduced its auction yard costs due to the elimination of costs associated with Hurricane Katrina related vehicles.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $14.2 million, or 26%, to $67.8 million for the year ended December 31, 2007, compared with $53.6 million for the year ended December 31, 2006. The increase in selling, general and administrative expenses was primarily attributable to integration costs associated with the integration of ADESA Impact into IAAI and an increase in stock compensation expense. The integration costs represent travel, consulting costs, outside labor and retention agreements.

Pro Forma Automotive Finance Corporation (“AFC”) Results

	Pro Forma Year Ended December 31,
(In millions except volumes and per loan amounts)	2007	2006
AFC revenue
Securitization income	$74.1	$74.2
Interest and fee income	67.1	67.0
Other revenue	2.4	0.8
Provision for credit losses	(0.6)	(0.2)

Total AFC revenue	143.0	141.8
Cost of services *	31.8	28.4

Gross profit *	111.2	113.4
Selling, general and administrative	16.2	16.5
Depreciation and amortization	25.3	25.4

Operating profit	$69.7	$71.5

Loan transactions	1,205,865	1,151,702
Revenue per loan transaction	$119	$123

*	Exclusive of depreciation and amortization

Revenue

For the year ended December 31, 2007, AFC pro forma revenue increased $1.2 million, or 1%, to $143.0 million, compared with $141.8 million for the year ended December 31, 2006. A 5% increase in the number of loan transactions was offset by a 3% decrease in revenue per loan transaction for the year ended December 31, 2007, compared with the same period in 2006. The increase in loan transactions to 1,205,865 for the year ended December 31, 2007 was primarily the result of an increase in floorplan utilization by AFC’s existing dealer base.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $4, or 3%, primarily as a result of decreases in net interest rate spread and an increase in the provision for credit losses for both loans held and sold partially offset by increases in the average portfolio duration and the average values of vehicles floored.

Gross Profit

For the year ended December 31, 2007, gross profit for the AFC segment decreased $2.2 million, or 2%, to $111.2 million as a result of the 12% increase in cost of services partially offset by the $1.2 million increase in revenue. Cost of services increased as a result of increased professional fees, compensation and related employee benefit cost increases, increased expenses associated with lot checks and processing additional loan transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC decreased $0.3 million, or 2%, for the year ended December 31, 2007 compared with the year ended December 31, 2006. The decrease is primarily the result of decreases in compensation costs.

Pro Forma Holding Company Results

	Pro Forma Year Ended December 31,
(In millions)	2007	2006
Selling, general and administrative	$63.5	$55.1
Depreciation and amortization	2.7	6.0

Operating loss	($66.2)	($61.1)

Selling, General and Administrative Expenses

For the year ended December 31, 2007, selling, general and administrative expenses at the holding company increased $8.4 million, or 15%, to $63.5 million, primarily due to increases in compensation and related employee benefit costs as well as professional and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

The indentures governing the notes and the agreement governing the Company’s senior secured credit facilities contain various provisions that limit the Company’s ability and the ability of its restricted subsidiaries, including ADESA and IAAI, to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock or preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or purchase debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	create restrictions on dividends or other payments by the Company’s restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	sell assets or capital stock of the Company’s subsidiaries; and

•	consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person.

	December 31,
(Dollars in millions)	2008	2007
Cash and cash equivalents	$158.4	$204.1
Restricted cash	$15.9	$16.9
Working capital	$304.3	$442.1
Amounts available under credit facility *	$300.0	$300.0
Cash flow from operations	$224.9	$96.8

*	There were related outstanding letters of credit totaling approximately $29.3 million and $17.5 million at December 31, 2008 and 2007, which reduce the amount available under the senior credit facility.

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

Credit Facilities

KAR Holdings has a $300 million revolving line of credit as part of the Company’s $1,865 million Credit Agreement, which was undrawn as of December 31, 2008. There were related outstanding letters of credit totaling approximately $29.3 million at December 31, 2008, which reduce the amount available under the senior credit facility. In addition, the Company’s Canadian operations have a C$8 million line of credit from which $4.5 million was drawn as of December 31, 2008. There were related letters of credit outstanding totaling approximately $2.0 million at December 31, 2008, which reduce the amount available under the Canadian line of credit, but do not impact amounts available under KAR Holdings’ senior credit facility.

On April 20, 2007, the Company entered into a $1,865 million senior credit facility, pursuant to the terms and conditions of a credit agreement (the “Credit Agreement”) with Bear Stearns Corporate Lending Inc., as administrative agent, and a syndicate of lenders. The Credit Agreement has a six and one-half year term that expires on October 19, 2013. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $1,865 million subject to certain conditions. Borrowings under the Credit Agreement may be used to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes.

The Credit Agreement provides for a six and one-half year $1,565 million term loan and a six year $300 million revolving credit facility. The term loan will be repaid in quarterly installments at an amount of 0.25% of the initial term loan, with the remaining principal balance due on October 19, 2013. The revolving credit facility may be used for loans, and up to $75 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until April 19, 2013, at which time all revolving amounts borrowed must be repaid.

The revolving credit facility bears interest at a rate equal to LIBOR plus a margin of 225 basis points. Although it had no borrowings outstanding at December 31, 2008, KAR’s revolving credit facility margin was 225 basis points. The revolving credit facility also provides for both overnight and swingline borrowings at a rate of prime plus a margin ranging from 50 basis points to 125 basis points. At December 31, 2008 the applicable margin was 125 basis points. The term loan facility bears interest at a rate equal to LIBOR plus a margin of either 200 basis points or 225 basis points depending on the Company’s total leverage ratio and ratings received from Moody’s and Standard and Poor’s. As of December 31, 2008, KAR’s term loan facility margin was 225 basis points.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated senior secured leverage ratio, provided there are revolving loans outstanding, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, make capital expenditures and make investments. The leverage ratio covenants are based on consolidated Adjusted EBITDA which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the Equity Sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest expense; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; and (n) any impairment charges or write-offs of intangibles.

The covenants contained within the senior credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants in the credit facility at December 31, 2008, except for an immaterial issue relating to the Company’s incentive plans that has been resolved.

In accordance with the terms in the Credit Agreement, the Company prepaid approximately $11.3 million of the term loan in August 2008 with proceeds received from a securitization sale of certain U.S. dollar denominated receivables and related assets. In addition, the Company prepaid approximately $36.6 million of the term loan in September 2008 and another $3.6 million in October 2008 with proceeds received from the sale-leaseback transaction. For a discussion of the sale-leaseback transaction, see “—Sale-Leaseback Transaction” below. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. On December 31, 2008, $1,497.9 million was outstanding on the term loan, there were no borrowings on the revolving credit facility and $4.5 million was drawn on the Canadian line of credit. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its senior credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

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

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. The Company calculates Adjusted EBITDA by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “Liquidity and Capital Resources—Working Capital—Credit Facilities”. Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by the Company. Management uses the Adjusted EBITDA measure to evaluate the performance of the Company and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions and the pro forma cost savings per the credit agreement to Adjusted EBITDA. This measure is used by the Company’s creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to the Company’s senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters, with combined results for ADESA and IAAI prior to the merger. The calculation of Adjusted EBITDA (per the Credit Agreement) for the twelve months ended December 31, 2007, presented below, includes a pro forma adjustment for anticipated cost savings related to the merger totaling $10.5 million net of realized cost savings. The adjustment relates to anticipated costs savings for redundant selling, general and administrative costs for the salvage operations. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Year Ended December 31, 2008
(In millions)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net income (loss)	($3.2)	$6.2	($169.9)	($49.3)	($216.2)
Add back:
Income taxes	(3.7)	4.8	(5.2)	(27.3)	(31.4)
Interest expense, net of interest income	56.8	51.2	51.9	53.5	213.4
Depreciation and amortization	47.3	45.0	45.0	45.5	182.8

EBITDA	97.2	107.2	(78.2)	22.4	148.6

Nonrecurring charges	6.8	11.5	10.2	12.3	40.8
Noncash charges	6.4	3.0	168.9	22.1	200.4
Advisory services	0.9	0.9	0.9	1.0	3.7

Adjusted EBITDA	111.3	122.6	101.8	57.8	393.5
Pro forma impact of recent acquisitions	2.5	—	—	—	2.5

Adjusted EBITDA per the Credit Agreement	$113.8	$122.6	$101.8	$57.8	$396.0

	Three Months Ended				Year Ended December 31, 2007
(In millions)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net income (loss)	$38.4	($7.3)	($8.6)	($34.3)	($11.8)
Add back: discontinued operations	0.1	—	—	—	0.1

Income (loss) from continuing operations	38.5	(7.3)	(8.6)	(34.3)	(11.7)
Add back:
Income taxes	24.6	4.6	3.7	(16.5)	16.4
Interest expense, net of interest income	13.3	46.6	56.3	56.0	172.2
Depreciation and amortization	18.8	32.2	39.6	59.8	150.4

EBITDA	95.2	76.1	91.0	65.0	327.3
Nonrecurring charges	1.2	5.7	4.9	12.4	24.2
Nonrecurring transaction charges	2.4	22.4	—	—	24.8
Noncash charges	5.2	1.0	0.9	9.5	16.6
Advisory services	0.1	0.8	0.9	0.8	2.6

Adjusted EBITDA	104.1	106.0	97.7	87.7	395.5
Pro forma impact of recent acquisitions	1.5	1.7	1.5	—	4.7
Pro forma cost savings per the credit agreement				5.0	5.0

Adjusted EBITDA per the credit agreement	$105.6	$107.7	$99.2	$92.7	$405.2

Summary of Cash Flows

	Year Ended December 31,
(In millions)	2008	2007
Net cash provided by (used for):
Operating activities	$224.9	$96.8
Investing activities	(172.1)	(2,385.0)
Financing activities	(94.7)	2,492.0
Effect of exchange rate on cash	(3.8)	0.3

Net increase (decrease) in cash and cash equivalents	($45.7)	$204.1

Cash flow from operating activities was $224.9 million for the year ended December 31, 2008, compared with $96.8 million for the year ended December 31, 2007. Operating cash flow compared to net loss was favorably impacted by non-cash charges for the impairment of goodwill and tradename at AFC, depreciation and amortization, changes in operating assets and liabilities and amortization of debt issue costs, partially offset by the Company’s net loss and changes in deferred income taxes. The change in operating assets was driven by a decrease in finance receivables and as well as a decrease in retained interests in finance receivables sold.

Net cash used for investing activities was $172.1 million for the year ended December 31, 2008, compared with $2,385.0 million for the year ended December 31, 2007 and is primarily representative of several acquisitions the Company completed for $155.3 million as well as $129.6 million that has been expended for capital items. These uses were partially offset by $80.5 million in net proceeds from the closing of the sale-leaseback transaction and the separate transaction in Fairburn, Georgia. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below. For a discussion of the sale-leaseback and the separate transaction, see “Sale-Leaseback Transaction” below.

Net cash used for financing activities was $94.7 million for the year ended December 31, 2008, compared with net cash provided by financing activities of $2,492.0 million for the year ended December 31, 2007. Cash used for financing activities is primarily representative of payments on long-term debt of $59.3 million, a decrease in book overdrafts of $37.5 million and payments for debt issuance costs of $1.4 million, partially offset by borrowings on the Canadian line of credit.

Capital Expenditures

Capital expenditures for the year ended December 31, 2008 approximated $91.6 million, excluding $38.0 million of capital expenditures related to the relocation of ADESA Kansas City, which is expected to be financed in 2009. Combined capital expenditures for ADESA and IAAI (excluding acquisitions and other investments) for the year ended December 31, 2007 totaled $79.4 million. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2009, which includes approximately $50 million for maintenance capital expenditures. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

Sale-Leaseback Transaction

On September 4, 2008, the following subsidiaries of KAR Holdings, Inc., ADESA California, LLC, ADESA San Diego, LLC, ADESA Texas, Inc., ADESA Florida, LLC, ADESA Washington, LLC and ADESA Atlanta, LLC (collectively the “ADESA Entities”), entered into a transaction with subsidiaries of First Industrial Realty Trust, Inc. (“First Industrial”) to sell and simultaneously lease back to the ADESA Entities the interest of the ADESA Entities in the land (and improvements on a portion of the San Diego site) at eight vehicle auction sites. The closing of the sale-leaseback of seven of the eight locations occurred on September 4, 2008. The initial portfolio is comprised of four sites in California (Tracy, San Diego, Mira Loma and Sacramento), and single sites in Houston, Texas, Auburn, Washington and Bradenton, Florida. A separate transaction for the Fairburn, Georgia location closed on October 3, 2008. The properties continue to house ADESA’s used vehicle auctions.

The aggregate sales price for the ADESA Entities’ interest in the subject properties was $81.9 million. The Company received net cash proceeds of approximately $73.1 million from the closing of the sale-leaseback of the first seven locations on September 4, 2008. In addition, the Company received net cash proceeds of approximately $7.4 million from the closing of the separate transaction in Fairburn, Georgia on October 3, 2008. The transactions resulted in a net loss of $10.7 million which has been recorded in “Selling, general and administrative” expenses on the Consolidated Statement of Operations. The Company utilized 50% of the net proceeds to prepay the term loan in accordance with terms of its Credit Agreement.

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

Acquisitions

In January 2008, IAAI completed the purchase of assets of B&E Auto Auction, Inc. in Henderson, Nevada which services the Southern Nevada region, including Las Vegas. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Western states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2023. Initial annual lease payments for the facility are approximately $1.2 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., eleven independently owned salvage auctions in Georgia, North Carolina, Tennessee, Alabama and Kentucky (collectively referred to as “Verastar”). These site acquisitions expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facilities are approximately $2.6 million per year. Financial results for these acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, ADESA completed the purchase of certain assets of Pennsylvania Auto Dealer Exchange (“PADE”), PADE Financial Services (“PFS”) and Conewago Partners, LP, an independent used vehicle auction in York, Pennsylvania. This acquisition complements the Company’s geographic presence. The auction is comprised of approximately 146 acres and includes 11 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included land, buildings, accounts receivable, operating equipment and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

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

In May 2008, IAAI completed the purchase of certain assets of Joe Horisk’s Salvage Pool, Inc. in New Castle, Delaware. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding states. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2013. Initial annual lease payments for the facility are approximately $0.1 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

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

The aggregate purchase price for the 18 businesses acquired in 2008 was approximately $154.4 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $69.2 million to intangible assets, representing the fair value of acquired customer relationships, technology and noncompete agreements which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $68.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and $63.8 million is expected to be deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

Some of the Company’s acquisitions from prior years included contingent payments typically related to the volume of certain vehicles sold subsequent to the purchase dates. The Company made contingent payments in 2008 totaling approximately $1.5 million pursuant to these agreements which resulted in additional goodwill.

While acquisitions have been a significant part of the Company’s historical growth, the Company’s strategy to pursue additional acquisitions is subject to several factors, some of which are outside the Company’s control, including general economic and credit market conditions.

Contractual Obligations

The table below sets forth a summary of the Company’s contractual debt and operating lease obligations as of December 31, 2008. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations the Company may actually pay in future periods could vary from those reflected in the table. The following summarizes the Company’s contractual cash obligations as of December 31, 2008 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt
Term loan B (a)	$1,497.9	$—	$31.2	$1,466.7	$—
Floating rate senior notes due 2014 (a)	150.0	—	—	—	150.0
8 3/4% senior notes due 2014 (a)	450.0	—	—	—	450.0
10% senior subordinated notes due 2015 (a)	425.0	—	—	—	425.0
Canadian line of credit (b)	4.5	4.5	—	—	—
Capital lease obligations (c)	11.5	2.9	5.4	3.2	—
Interest payments relating to long-term debt (d)	953.8	197.1	362.6	320.7	73.4
Interest rate swap (e)	16.3	16.3	—	—	—
Postretirement benefit payments (f)	0.5	0.1	0.2	—	0.2
Operating leases (g)	709.2	65.4	119.5	100.6	423.7

Total contractual cash obligations	$4,218.7	$286.3	$518.9	$1,891.2	$1,522.3

(a)	The table assumes the long-term debt is held to maturity.
(b)	A C$8 million line of credit is available to ADESA Canada and matures on August 31, 2009.
(c)	IAAI has entered into capital leases for furniture, fixtures and equipment. Future capital lease obligations would change if the Company entered into additional capital lease agreements.
(d)	Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate debt instruments were held constant at the December 31, 2008 rates due to their unpredictable nature.
(e)	The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would pay to terminate the agreement at December 31, 2008. The $800 million notional amount swap agreement matures in June 2009.
(f)	Estimated future benefit payments for certain health care and death benefits for the retired employees of Underwriters Salvage Company (“USC”). IAAI assumed the obligation in connection with the acquisition of the capital stock of USC in 1994.
(g)	Operating leases are entered into in the normal course of business. The Company leases some of its auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if the Company entered into additional operating lease agreements.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at

December 31, 2008. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

On January 30, 2009, AFC and AFC Funding entered into an amendment to the Receivables Purchase Agreement with the other parties named therein. The aggregate maximum commitment of the Purchasers was reduced from $600 million to $450 million. In addition, the calculation of the Purchasers’ participation was amended, reducing the amount received by AFC Funding upon the sale of an interest in the receivables to the Purchasers. Certain of the covenants in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were also modified.

In light of the current economic and industry conditions, AFC has implemented a number of strategic initiatives designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with the current market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $847.9 million at December 31, 2007 to $506.6 million at December 31, 2008. AFC’s utilization of the committed liquidity under the Receivables Purchase Agreement has decreased accordingly. AFC believes the current aggregate maximum commitment of the Purchasers totaling $450 million will be adequate to meet its lending requirements until April 20, 2012, the expiration date of the bank conduit facility.

At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $298.0 million and $522.0 million at December 31, 2008 and December 31, 2007, respectively. Finance receivables include $6.6 million and $29.4 million classified as held for sale which are recorded at lower of cost or fair value, and $158.6 million and $225.0 million classified as held for investment at December 31, 2008 and December 31, 2007, respectively. Finance receivables classified as held for investment include $69.8 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2008 and December 31, 2007, respectively. The face amount of these receivables was $78.7 million and $99.3 million at December 31, 2008 and December 31, 2007, respectively.

AFC’s allowance for losses of $6.3 million and $7.5 million at December 31, 2008 and December 31, 2007, respectively, includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $3.0 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2008 and December 31, 2007, respectively. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At December 31, 2008, the Company was in compliance with the covenants in the securitization agreement.

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

KAR Holdings continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The following summarizes those accounting policies that are most subject to important estimates and assumptions and are most critical to the reported results of operations and financial condition.

Uncollectible Receivables and Allowance for Credit Losses and Doubtful Accounts

The Company maintains an allowance for credit losses and doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowances for credit losses and doubtful accounts are based on management’s evaluation of the receivables portfolio under current economic conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings.

Due to the nature of the Company’s business, substantially all trade receivables are due from vehicle dealers, salvage buyers, institutional customers and insurance companies. The Company generally has possession of vehicles or vehicle titles collateralizing a significant portion of these receivables. At the auction sites, risk is mitigated through a pre-auction registration process that includes verification of identification, bank accounts, dealer license status, acceptable credit history, buying history at other auctions and the written acceptance of all of the auction’s policies and procedures.

AFC’s allowance for credit losses includes an estimate of losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability is recorded for the estimated losses for loans sold by AFC’s subsidiary, AFC Funding Corporation. These loans were sold to a bank conduit facility with recourse to AFC Funding Corporation and will come back on the balance sheet of AFC Funding Corporation at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, which includes holding vehicle titles where permitted.

Goodwill and Long-Lived Assets

When the Company acquires businesses, the purchase price is allocated to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company assesses goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and the Company’s market valuation relative to its book value. In assessing goodwill, KAR Holdings must make assumptions regarding estimated future cash flows and earnings, changes in the Company’s business strategy and economic conditions affecting market valuations related to the fair values of KAR Holdings’ three reporting units (which consist of the Company’s three operating and reportable business segments: ADESA Auctions, IAAI and AFC). In response to changes in industry and market conditions, KAR Holdings may be required to strategically realign its resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company reviews long-lived assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, the Company would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. The Company’s impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions.

Self-Insurance Programs

KAR Holdings self-insures a portion of employee medical benefits under the terms of its employee health insurance program, as well as a portion of its automobile, general liability and workers’ compensation claims. The Company purchases individual stop-loss insurance coverage that limits the exposure on individual claims. The Company also purchases aggregate stop-loss insurance coverage that limits the total exposure to overall automobile, general liability and workers’ compensation claims. The cost of the stop-loss insurance is expensed over the contract periods.

KAR Holdings records an accrual for the claims expense related to its employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. Trends in healthcare costs could have a significant impact on anticipated claims. If actual claims are higher than anticipated, the Company’s accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.

Legal Proceedings and Other Loss Contingencies

KAR Holdings is subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to the business and a variety of environmental laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. The Company considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with SFAS 5, Accounting for Contingencies. The Company accrues for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

Income Taxes

All income tax amounts reflect the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

KAR Holdings operates in multiple tax jurisdictions with different tax rates and must determine the appropriate allocation of income to each of these jurisdictions. In the normal course of business, the Company will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

KAR Holdings records its tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management’s understanding of how the tax authorities view certain relevant industry and commercial matters. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company establishes reserves when it believes that certain positions may not prevail if challenged by a taxing authority. The Company adjusts these reserves in light of changing facts and circumstances.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the three and twelve months ended December 31, 2008. See Note 14 of the Notes to the Consolidated Financial Statements, included elsewhere in this document, for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in a market that is not active. The Company’s adoption of the provisions of FSP FAS 157-3 in its determination of fair values as of December 31, 2008 did not have a material impact on its consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Holdings, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by $9.9 million for the year ended December 31, 2008 and positively affected net income by $0.3 million for the period April 20 through December 31, 2007. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses an interest rate swap agreement to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate swap agreement as a cash flow hedge. The earnings impact of the interest rate swap designated as a cash flow hedge is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationship is recognized immediately into earnings. There was no significant ineffectiveness in 2008 or 2007.

In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009 and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At December 31, 2008 and December 31, 2007, the fair value of the interest rate swap agreement was a $16.3 million unrealized loss recorded in “Other accrued expenses” and a $17.9 million unrealized loss recorded in “Other liabilities”, respectively, on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the year ended December 31, 2008 and the period April 20 through December 31, 2007 would have resulted in an increase in interest expense of approximately $8.9 million and $7.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements referred to below include the financial statements of KAR Holdings, Inc. as of and for the years ended December 31, 2008 and 2007. KAR Holdings, Inc. had no operations until the consummation of the merger of ADESA, Inc. (together with its subsidiaries, “ADESA”) and combination of Insurance Auto Auctions, Inc. (together with its subsidiaries, “IAAI”) on April 20, 2007, after which ADESA and IAAI became wholly owned subsidiaries of KAR Holdings, Inc. As such, the historical financial statements of ADESA and IAAI are presented for the period prior to April 20, 2007, as noted below, as well as for the year ended December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KAR Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of KAR Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Indianapolis, Indiana

March 11, 2009

KAR Holdings, Inc.

Consolidated Statements of Operations

(Operations Commenced April 20, 2007)

(In millions)

	Year Ended December 31,
	2008	2007
Operating revenues
ADESA Auction Services	$1,123.4	$677.7
IAAI Salvage Services	550.3	330.1
AFC	97.7	95.0

Total operating revenues	1,771.4	1,102.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,053.0	627.4
Selling, general and administrative	383.7	242.4
Depreciation and amortization	182.8	126.6
Goodwill and other intangibles impairment	164.4	—

Total operating expenses	1,783.9	996.4

Operating profit (loss)	(12.5)	106.4
Interest expense	215.2	162.3
Other expense (income), net	19.9	(7.6)

Loss before income taxes	(247.6)	(48.3)
Income taxes	(31.4)	(10.0)

Net loss	($216.2)	($38.3)

See accompanying notes to consolidated financial statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(Operations Commenced April 20, 2007)

(In millions)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$158.4	$204.1
Restricted cash	15.9	16.9
Trade receivables, net of allowances of $10.8 and $6.3	285.7	278.3
Finance receivables, net of allowances of $6.3 and $7.5	158.9	246.9
Retained interests in finance receivables sold	43.4	71.5
Deferred income tax assets	43.2	29.3
Other current assets	47.2	54.8

Total current assets	752.7	901.8

Other assets
Goodwill	1,524.7	1,617.6
Customer relationships, net of accumulated amortization of $111.4 and $44.9	805.8	844.4
Other intangible assets, net of accumulated amortization of $37.9 and $15.7	264.7	251.4
Unamortized debt issuance costs	69.4	81.6
Other assets	18.6	60.8

Total other assets	2,683.2	2,855.8
Property and equipment, net of accumulated depreciation of $153.6 and $65.8	721.7	773.2

Total assets	$4,157.6	$4,530.8

See accompanying notes to consolidated financial statements

KAR Holdings, Inc.

Consolidated Balance Sheets—(Continued)

(Operations Commenced April 20, 2007)

(In millions, except share data)

	December 31,
	2008	2007
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$283.4	$292.8
Accrued employee benefits and compensation expenses	42.4	54.8
Accrued interest	15.4	16.4
Other accrued expenses	102.7	80.1
Current maturities of long-term debt	4.5	15.6

Total current liabilities	448.4	459.7

Non-current liabilities
Long-term debt	2,522.9	2,601.1
Deferred income tax liabilities	335.8	378.1
Other liabilities	99.8	78.3

Total non-current liabilities	2,958.5	3,057.5

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,685,366 (2008)
10,686,316 (2007)	0.1	0.1
Additional paid-in capital	1,029.8	1,027.9
Retained deficit	(257.7)	(41.5)
Accumulated other comprehensive income (loss)	(21.5)	27.1

Total stockholders’ equity	750.7	1,013.6

Total liabilities and stockholders’ equity	$4,157.6	$4,530.8

See accompanying notes to consolidated financial statements

KAR Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(Operations Commenced April 20, 2007)

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	—	$—	$—	$—	$—	$—

Issuance of common stock, net of costs	10.7	0.1	739.4	—	—	739.5
Contribution of Insurance Auto Auctions, Inc.		—	272.4	—	—	272.4
Contributed capital in the form of exchanged stock options associated with the transaction		—	8.9	—	—	8.9
Comprehensive loss:
Net loss		—	—	(38.3)	—	(38.3)
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap		—	—	—	(11.3)	(11.3)
Unrealized gain on postretirement benefit obligation		—	—	—	0.2	0.2
Foreign currency translation		—	—	—	38.2	38.2

Comprehensive loss		—	—	(38.3)	27.1	(11.2)
Stock dividend		—	3.2	(3.2)	—	—
Capital contributions		—	3.0	—	—	3.0
Stock-based compensation expense		—	1.0	—	—	1.0

Balance at December 31, 2007	10.7	$0.1	$1,027.9	($41.5)	$27.1	$1,013.6

Comprehensive loss:
Net loss		—	—	(216.2)	—	(216.2)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap		—	—	—	1.0	1.0
Unrealized gain on postretirement benefit obligation					0.2	0.2
Foreign currency translation		—	—	—	(49.8)	(49.8)

Comprehensive loss		—	—	(216.2)	(48.6)	(264.8)
Stock-based compensation expense		—	2.0	—	—	2.0
Repurchase of common stock		—	(0.1)	—	—	(0.1)

Balance at December 31, 2008	10.7	$0.1	$1,029.8	($257.7)	($21.5)	$750.7

See accompanying notes to consolidated financial statements

KAR Holdings, Inc.

Consolidated Statements of Cash Flows

(Operations Commenced April 20, 2007)

(In millions)

	Year Ended December 31,
	2008	2007
Operating activities
Net loss	($216.2)	($38.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182.8	126.6
Provision for credit losses	9.4	3.2
Deferred income taxes	(55.6)	(21.8)
Amortization of debt issuance costs	13.6	9.2
Stock-based compensation	(3.8)	6.7
Loss (gain) on disposal of fixed assets	11.1	(0.2)
Goodwill and other intangibles impairment	164.4	—
Other non-cash, net	10.5	4.7
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	44.0	(9.0)
Retained interests in finance receivables sold	28.1	0.6
Trade receivables and other assets	32.4	113.6
Accounts payable and accrued expenses	4.2	(98.5)

Net cash provided by operating activities	224.9	96.8
Investing activities
Net decrease in finance receivables held for investment	30.9	3.8
Acquisition of ADESA, net of cash acquired	—	(2,272.6)
Acquisition of businesses, net of cash acquired	(155.3)	(36.6)
Purchases of property, equipment and computer software	(129.6)	(62.7)
Purchase of other intangibles	—	(0.1)
Proceeds from the sale of property and equipment	80.9	0.1
Decrease (increase) in restricted cash	1.0	(16.9)

Net cash used by investing activities	(172.1)	(2,385.0)
Financing activities
Net decrease in book overdrafts	(37.5)	(22.0)
Net increase in borrowings from lines of credit	4.5	—
Repayment of ADESA debt	—	(318.0)
Repayment of IAAI debt	—	(367.7)
Proceeds from long-term debt	—	2,590.0
Payments for debt issuance costs	(1.4)	(90.8)
Payments on long-term debt	(59.3)	(9.8)
Payments on capital leases	(0.9)	(0.2)
Proceeds from issuance of common stock, net of costs	—	710.5
Repurchase of common stock	(0.1)	—

Net cash provided by (used by) financing activities	(94.7)	2,492.0
Effect of exchange rate changes on cash	(3.8)	0.3

Net increase (decrease) in cash and cash equivalents	(45.7)	204.1
Cash and cash equivalents at beginning of period	204.1	—

Cash and cash equivalents at end of period	$158.4	$204.1

Cash paid for interest	$202.0	$136.7
Cash paid for taxes, net of refunds	$21.4	$18.1

See accompanying notes to consolidated financial statements

KAR Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 1—Organization and Other Matters

KAR Holdings, Inc. was organized in the State of Delaware on November 9, 2006. The Company is a holding company that was organized for the purpose of consummating a merger with ADESA, Inc. and combining Insurance Auto Auctions, Inc. with ADESA, Inc. The Company had no operations prior to the merger transactions on April 20, 2007.

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

Merger Transactions and Corporate Structure

On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007 and as part of the agreement, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR LLC. Both ADESA and IAAI became wholly owned subsidiaries of KAR Holdings which is owned by KAR LLC. KAR Holdings is the accounting acquirer, and the assets and liabilities of both ADESA and IAAI were recorded at fair value as of April 20, 2007. See “Fair Value of Assets Acquired and Liabilities Assumed” below for a further discussion.

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

•

Affiliates of the Equity Sponsors and management contributed to KAR Holdings approximately $1.1 billion in equity, consisting of approximately $790.0 million in cash and ADESA, Inc. stock (ADESA, Inc. stock contributed by one of the Equity Sponsors had a fair value of $65.4 million and was recorded at its carryover basis of $32.1 million) and approximately $272.4 million of equity interest in IAAI;

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

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

Current assets	$1,060.5
Property, plant and equipment	757.3
Goodwill	1,589.8
Customer relationships	864.9
Other intangible assets	259.8
Other assets	46.5

Total assets	$4,578.8

Current liabilities	$563.1
Long-term debt	685.7
Deferred income tax liabilities	418.7
Other liabilities	72.3

Total liabilities	$1,739.8

Net assets acquired	$2,839.0

Business and Nature of Operations

As of December 31, 2008, the network of 61 ADESA whole car auctions and 150 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership of the vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of KAR Holdings and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect the Company’s results of operations and financial position. Among other effects, such changes could affect future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, and additional allowances on accounts receivable and deferred tax assets.

Business Segments

The Company’s operations are grouped into three operating segments: ADESA Auctions, IAAI and AFC. The three operating segments also serve as the Company’s reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Derivative Instruments and Hedging Activity

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently uses an interest rate swap that is designated and qualifies as a cash flow hedge to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company does not, however, enter into hedging contracts for trading or speculative purposes. The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The fair value of the swap agreement is recorded in “Other current assets”, “Other assets”, “Other accrued expenses” or “Other liabilities” on the consolidated balance sheet based on the gain or loss position of the contract and its remaining term. Changes in the fair value of the interest rate swap agreement designated as a cash flow hedge are recorded as a component of “Accumulated other comprehensive income (loss)”. Gains and losses on the interest rate swap agreement are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payment being hedged is recognized in earnings. The Company uses the change in variable cash flows method to assess hedge effectiveness in accordance with SFAS 133.

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statement of operations within “Other expense (income), net” and resulted in a loss of $21.8 million for the year ended December 31, 2008, and a gain of $0.3 million for the year ended December 31, 2007. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of “Accumulated other comprehensive income (loss)”.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

Restricted Cash

AFC Funding Corporation, a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve of 1 or 3 percent of total sold receivables to the bank conduit facility as security for the receivables sold. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement. AFC also maintains other cash reserves from time to time associated with its banking relationships. In addition, ADESA has cash reserves with a bank related to vendor purchases.

Receivables

Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in the Company’s possession. These amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles.

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 60 days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Note 6), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that come back on the balance sheet of the Company at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

Due to the nature of the Company’s business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

Trade receivables and finance receivables held for investment are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. Finance receivables held for sale are carried at lower of cost or fair value. Fair value is based upon estimates of future cash flows including estimates of anticipated credit losses. Estimated losses for receivables sold by AFC Funding Corporation to the bank conduit facility with recourse to AFC Funding Corporation (see Note 5) are recorded as an accrued expense.

Classification of finance receivables in the Consolidated Statement of Cash Flows is dependent on the initial balance sheet classification of the finance receivable. Finance receivables initially classified as held for investment are included as an investing activity in the Consolidated Statement of Cash Flows and finance receivables initially classified as held for sale are included as an operating cash flow.

Retained Interests in Finance Receivables Sold

Retained interests in finance receivables sold are classified as trading securities pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carried at estimated fair value with gains and losses recognized in the Consolidated Statement of Operations. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Other Current Assets

Other current assets consist of inventories, taxes receivable, notes receivable and prepaid expenses. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill will be tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Customer Relationships and Other Intangible Assets

Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Other intangible assets generally consist of tradenames, computer software and non-compete agreements, and if amortized, are amortized using the straight-line method. Tradenames are not amortized due to their indefinite life. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The lives of other intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Unamortized Debt Issuance Costs

Debt issuance costs reflect the expenditures incurred in conjunction with the merger to issue Term Loan B, the senior notes, the senior subordinated notes and to obtain the bank credit facility. The debt issuance costs are being amortized over their respective lives to interest expense and had a carrying amount of $69.4 million and $81.6 million at December 31, 2008 and 2007.

Other Assets

Other assets consist of investments held to maturity, below market leases, deposits, a cost method investment and other long-term assets. Investments at December 31, 2007 included $34.5 million of Fulton County Taxable Economic Development Revenue Bonds purchased in connection with the capital lease for the Atlanta facility that became operational in the fourth quarter of 2003. The bonds were removed from the Company’s books in the fourth quarter of 2008 in conjunction with the transaction involving First Industrial Realty Trust, Inc. as discussed in Note 11.

Long-Lived Assets

ADESA applies SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management reviews its property and equipment, customer relationships and other intangible assets for impairment whenever

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period when it is determined that the carrying amount of the asset may not be recoverable to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on the Company’s current business strategy, expected growth rates and estimated future economic and regulatory conditions.

Accounts Payable

Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in “Accounts payable” and amounted to $143.7 million and $181.2 million at December 31, 2008 and 2007.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in “Other accrued expenses” (current portion) and “Other liabilities” (long-term portion) at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties.

Revenue Recognition

ADESA Auction Services

Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold at auction are consigned to ADESA by the seller and held at ADESA’s facilities. ADESA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, ADESA records only its auction fees as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that ADESA receives for its services are generally a fixed amount. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed.

IAAI Salvage Services

Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight-line basis and certain buyer-related fees, which are recognized when payment is received.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

AFC

AFC’s revenue is comprised primarily of securitization income and interest and fee income. As is customary for finance companies, AFC’s revenues are reported net of a provision for credit losses. The following table summarizes the primary components of AFC’s revenue:

AFC Revenue (In millions)	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Securitization income	$32.4	$49.4
Interest and fee income	64.8	45.5
Other revenue	1.8	1.2
Provision for credit losses	(1.3)	(1.1)

	$97.7	$95.0

Securitization income

Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. AFC generally sells its U.S. dollar denominated finance receivables through a revolving private securitization structure. Gains and losses on the sale of receivables are recognized upon transfer to the bank conduit facility.

Interest and fee income

Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. Dealers are also charged a fee to floorplan a vehicle (“floorplan fee”) and extend the terms of the receivable (“curtailment fee”). AFC fee income including floorplan and curtailment fees is recognized over the life of the finance receivable.

Loan origination costs

Loan origination costs incurred by AFC in originating floorplan receivables are capitalized at the origination of the customer contract. Such costs for receivables retained are amortized over the estimated life of the customer contract. Costs associated with receivables sold are included as a reduction in securitization income.

Income Taxes

The Company files federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. The Company accounts for income taxes under the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS 123(R), Share-Based Payment. The statement requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2008 or 2007.

SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on KAR Holdings Consolidated Statement of Cash Flows in 2008 or 2007, as no options were exercised.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a fair value hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. This standard, as issued, is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which states that SFAS 157 will not apply to fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company’s adoption of the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on the fair value measurements or the consolidated financial statements for the year ended December 31, 2008. See Note 14 for additional information. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning in 2009, including (but not limited to) the valuation of the Company’s reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment and the valuation of assets acquired and liabilities assumed in business combinations. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in a market that is not active. The Company’s adoption of the provisions of FSP FAS 157-3 in its determination of fair values as of December 31, 2008 did not have a material impact on its consolidated financial statements.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

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

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Note 3—Acquisitions

2008 Acquisitions

In January 2008, IAAI completed the purchase of assets of B&E Auto Auction, Inc. in Henderson, Nevada which services the Southern Nevada region, including Las Vegas. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Western states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

entered into an operating lease obligation related to the facility through 2023. Initial annual lease payments for the facility are approximately $1.2 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., eleven independently owned salvage auctions in Georgia, North Carolina, Tennessee, Alabama and Kentucky (collectively referred to as “Verastar”). These site acquisitions expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facilities are approximately $2.6 million per year. Financial results for these acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, ADESA completed the purchase of certain assets of Pennsylvania Auto Dealer Exchange (“PADE”), PADE Financial Services (“PFS”) and Conewago Partners, LP, an independent used vehicle auction in York, Pennsylvania. This acquisition complements the Company’s geographic presence. The auction is comprised of approximately 146 acres and includes 11 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included land, buildings, accounts receivable, operating equipment and customer relationships related to the auction. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

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

In May 2008, IAAI completed the purchase of certain assets of Joe Horisk’s Salvage Pool, Inc. in New Castle, Delaware. The site expands IAAI’s national service coverage and provides additional geographic support to clients who already utilize existing IAAI facilities in the surrounding states. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2013. Initial annual lease payments for the facility are approximately $0.1 million per year. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

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

December 31, 2008 and 2007

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

The aggregate purchase price for the 18 businesses acquired in 2008 was approximately $154.4 million. A preliminary purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $69.2 million to intangible assets, representing the fair value of acquired customer relationships, technology and noncompete agreements which will be amortized over their expected useful lives. The preliminary purchase price allocations resulted in aggregate goodwill of $68.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and $63.8 million is expected to be deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

Some of the Company’s acquisitions from prior years included contingent payments typically related to the volume of certain vehicles sold subsequent to the purchase dates. The Company made contingent payments in 2008 totaling approximately $1.5 million pursuant to these agreements which resulted in additional goodwill.

2007 Acquisitions

In September 2007, ADESA completed the acquisition of certain assets of the used vehicle Tri-State Auto Auction serving the Tri-State New York area. This acquisition complements the Company’s geographic presence in the northeast. The auction is positioned on approximately 125 acres and includes seven auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The assets purchased included operating equipment, accounts receivable and customer relationships related to the auction. In addition, the Company entered into an operating lease obligation related to the facility through 2017. Initial annual lease payments for the facility are approximately $0.5 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In October 2007, ADESA acquired all of the issued and outstanding shares of the parent company of Tri-State Auction, Co. Inc., and Sioux Falls Auto Auction, Inc., both North Dakota corporations. Tri-State Auto Auction serves the Fargo, North Dakota area. The auction is comprised of approximately 30 acres and includes

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Sioux Falls Auto Auction serves the Sioux Falls, South Dakota area. The auction is comprised of approximately 40 acres and includes four auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The assets of the auctions included operating equipment, accounts receivable and customer relationships related to the auctions. Liabilities assumed by the Company included operating leases for land and buildings as well as debt. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

In November 2007, ADESA Canada acquired all of the issued and outstanding shares of Enchere d’Auto Transit Inc. (“Transit”). Transit is a three lane auction located on the south shore of Quebec City and serves the Quebec City region, Eastern Quebec and Northern New Brunswick. The auction is comprised of approximately 30 acres of which about 10 acres are currently being used. The assets of the auction included accounts receivable, land and building, operating equipment and customer relationships related to the auctions. Liabilities assumed by the Company included operating leases for land and buildings as well as debt. Financial results for this acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the four previously mentioned ADESA acquisitions was approximately $32.3 million. A purchase price allocation has been recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $7.4 million to intangible assets, representing the fair value of acquired customer relationships and non competes which will be amortized over their expected useful lives of 3 to 15 years. The purchase price allocations resulted in aggregate goodwill of $20.0 million. The goodwill was assigned to the ADESA Auctions reporting segment and is expected to be fully deductible for tax purposes. All debt acquired as a result of these acquisitions was subsequently paid off. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

Note 4—Stock-Based Compensation Plans

The Company’s stock-based compensation expense includes expense associated with KAR Holdings, Inc. service option awards, KAR LLC operating unit awards and Axle Holdings II, LLC (“LLC”) operating unit awards. The Company has classified the service options as equity awards and the KAR LLC and LLC operating units as liability awards. In February 2009, the Company took certain actions related to its stock-based compensation plans which will result in all outstanding awards being classified as liability awards prospectively. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.

The compensation cost that was charged against income for service options was $2.0 million for the year ended December 31, 2008, and the total income tax benefit recognized in the Consolidated Statement of Operations for service options was approximately $0.7 million for the year ended December 31, 2008. The Company recognized a reduction in compensation expense for operating units of approximately $5.8 million for the year ended December 31, 2008 to reduce expense previously recorded in 2007. The reduction in operating unit compensation expense for the year ended December 31, 2008 resulted from marking the operating units to fair value. The Company did not capitalize any stock-based compensation cost in the year ended December 31, 2008.

The compensation cost that was charged against income for all stock-based compensation plans was $6.7 million for the period April 20, 2007 through December 31, 2007. The total income tax benefit recognized in the Consolidated Statement of Operations for stock-based compensation agreements was approximately $0.4 million for the period April 20, 2007 through December 31, 2007. The Company did not capitalize any stock-based compensation cost in the year ended December 31, 2007.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

IAAI Carryover Stock Plans

Prior to the merger transactions, IAAI was a subsidiary of Axle Holdings, Inc. (“Axle Holdings”), which in turn was a subsidiary of LLC. Axle Holdings maintained the Axle Holdings, Inc. Stock Incentive Plan to provide equity incentive benefits to the IAAI employees. Under the Axle Holdings plan, service options and exit options were awarded. The service options vest in three equal annual installments from the grant date based upon service with Axle Holdings and its subsidiaries. The exit options vest upon a change in equity control of the LLC. In connection with the completion of the merger transactions, approximately 0.6 million options (service and exit) to purchase shares of Axle Holdings, Inc. stock were converted into approximately 0.2 million options (service and exit) to purchase shares of KAR Holdings; these converted options have the same terms and conditions as were applicable to the options to purchase shares of Axle Holdings, Inc. The fair value of the exchanged options for which service had been provided approximated $8.9 million and was included as part of the merger price. Compensation cost will be recognized using the straight-line attribution method over the requisite service period for the unvested service options exchanged at the date of the merger. As the ultimate exercisability of the exit options exchanged is contingent upon an event (specifically, a change of control), the compensation expense related to the exchanged exit options will not be recognized until such an event is consummated. The converted options are included in the KAR Holdings, Inc. service option table and exit option table below.

The LLC also maintained two types of profit interests, operating units and value units, which are held by certain designated employees of IAAI. Upon an exit event as defined by the LLC operating agreement, holders of the profit interests will receive a cash distribution from the LLC. The service requirement for the operating units was fulfilled during 2008 and as such the operating units are fully vested. The value units vest upon a change in equity control of the LLC. The number of value units eligible for distribution will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors’ achievement of certain multiples on their original indirect equity investment in Axle Holdings subject to an internal rate of return minimum at the time of distribution. A total of 191,152 operating units and 382,304 value units are maintained by the LLC and there were no changes to the terms and conditions of the units as a result of the merger transactions.

The operating units are accounted for as liability awards and as such, compensation expense related to the operating units is recognized using the graded-vesting attribution method and resulted in approximately $4.8 million of expense for the period April 20, 2007 through December 31, 2007. The $4.8 million of compensation expense was reversed for the year ended December 31, 2008 as the fair value of the operating units declined. As of December 31, 2008, there was no unrecognized compensation expense and the LLC operating units were fully vested.

The Company has not recorded compensation expense related to the value units and none will be recognized on the value units until it becomes probable that an exit event (specifically, a change in control) will occur.

KAR Holdings, Inc. Stock Incentive Plan

The Company adopted the KAR Holdings, Inc. Stock Incentive Plan, “the Plan” in May 2007. The Plan is intended to provide equity incentive benefits to the Company employees. The maximum number of shares that may be issued pursuant to awards under the Plan is approximately 0.8 million. The Plan provides for the grant of incentive stock options and non-qualified stock options and restricted stock. Awards granted since the adoption of the Plan have been non-qualified stock options.

The Plan provides two types of stock options: service-related options, which will vest in four equal installments from the date of grant based upon the passage of time, and performance-related “exit” options,

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

which will generally become exercisable upon a change in equity control of KAR LLC. Under the exit options, in addition to the change in equity control requirement, the number of options that vest will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors achievement of certain multiples on their original indirect equity investment in KAR Holdings subject to an internal rate of return minimum at the time of change in equity control. All vesting criteria are subject to continued employment with KAR LLC or affiliates thereof. Options may be granted under the Plan at an exercise price of not less than the fair market value of a share of KAR Holdings common stock on the date of grant and have a contractual life of ten years. In the event of a change in control, any unvested options shall become fully vested and cashed out. In August 2007, the Company granted approximately 0.2 million service options and 0.5 million exit options, with an exercise price of $100 per share, under the Plan.

The following table summarizes service option activity under the Plan for the year ended December 31, 2008:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	309,749	$72.57
Granted	19,839	164.75
Exercised	—	N/A
Forfeited	(14,693)	105.18
Cancelled	(2,445)	71.89

Outstanding at December 31, 2008	312,450	$76.89	6.9 years	$8.4

Exercisable at December 31, 2008	181,532	$53.90	5.6 years	$8.4

The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2008. The intrinsic value changes whenever the fair value of the Company changes. The market value at December 31, 2008 was developed in consultation with independent valuation specialists. The fair value of all vested and exercisable service options at December 31, 2008 and 2007 was $18.2 million and $21.6 million.

Service options are accounted for as equity awards and, as such, compensation expense is measured based on the fair value of the award at the date of grant and recognized over the four year service period, using the straight-line attribution method. The weighted average fair value of the service options granted was $46.63 per share and $35.70 per share for the years ended December 31, 2008 and 2007, respectively. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2008	2007
Risk-free interest rate	1.735% – 2.935%	4.255%
Expected life	4 years	4 years
Expected volatility	38.0%	38.0%
Dividend yield	0%	0%

Risk-free interest rate—This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Expected life—years—This is the period of time over which the options granted are expected to remain outstanding. Options granted by KAR had a maximum term of ten years. An increase in the expected life will increase compensation expense.

Expected volatility—Actual changes in the market value of stock are used to calculate the volatility assumption. As KAR Holdings has no publicly traded equity securities, the expected volatility used was determined based on an examination of the historical volatility of the stock price of ADESA, the volatility of selected comparable companies and other relevant factors. An increase in the expected volatility will increase compensation expense.

Dividend yield—This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

The Company recorded compensation expense of $2.0 million and $0.9 million for the service options for the years ended December 31, 2008 and 2007. As of December 31, 2008, there was approximately $4.4 million of total unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 2.7 years. This unrecognized compensation expense only includes the cost of those service options expected to vest, as the Company estimates expected forfeitures in accordance with SFAS 123(R). An increase in estimated forfeitures would decrease compensation expense.

The following table summarizes exit option activity under the Plan for the year ended December 31, 2008:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	557,486	$95.74
Granted	59,518	164.75
Exercised	—	N/A
Forfeited	(50,354)	103.51
Cancelled	—	N/A

Outstanding at December 31, 2008	566,650	$102.34	8.5 years	$2.3

The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2008. The intrinsic value changes whenever the fair value of the Company changes. The market value at December 31, 2008 was developed in consultation with independent valuation specialists.

The weighted average grant date fair value of the exit options granted during the year ended December 31, 2007 was $4.90. As the ultimate exercisability of the exit options is contingent upon an event (specifically, a change in control), the compensation expense related to the exit options will not be recognized until such an event is consummated.

KAR LLC Override Units

KAR LLC owns 100% of the outstanding shares of KAR Holdings. The KAR LLC operating agreement provides for override units in the LLC to be granted and held by certain designated employees of the Company. Upon an exit event as defined by the LLC operating agreement, and at any other time determined by the board, holders of the override units will receive a cash distribution from KAR LLC.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Two types of override units were created by the KAR LLC operating agreement: (1) operating units, which vest in four equal installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which are eligible for distributions upon attaining certain performance hurdles. The number of value units eligible for distributions will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors’ achievement of certain multiples on their original indirect equity investment in KAR Holdings subject to an internal rate of return minimum at the time of distribution.

There were approximately 0.1 million operating units awarded and 0.4 million value units awarded to employees of the Company in June 2007 with a strike price equal to $100 for the override units. The following table summarizes the KAR LLC override unit activity for the year ended December 31, 2008:

Override Units:	Operating Units	Value Units
Outstanding at January 1, 2008	121,046	363,139
Granted	—	—
Forfeited	—	—

Outstanding at December 31, 2008	121,046	363,139

The grant date fair value of the operating units and value units was $36.90 and $45.21, respectively. The fair value of each operating unit was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each value unit was estimated on the date of grant using a lattice-based valuation model.

The compensation expense of KAR LLC, which is for the benefit of Company employees, will result in a capital contribution from KAR LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the straight-line attribution method and resulted in $1.0 million for the period April 20, 2007 through December 31, 2007. The $1.0 million of compensation expense was reversed for the year ended December 31, 2008 as the fair value of the operating units declined. As of December 31, 2008, there was no unrecognized compensation expense related to nonvested operating units.

The Company has not recorded compensation expense related to the value units and none will be recognized until it becomes probable that the performance conditions associated with the value units will be achieved.

Note 5—Allowance for Credit Losses and Doubtful Accounts

The following is a summary of the changes in the allowance for credit losses related to finance receivables held for investment (in millions):

	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Allowance for Credit Losses
Balance at beginning of period	$7.5	$7.3
Provision for credit losses	1.3	1.1
Recoveries	0.3	0.4
Less charge-offs	(2.4)	(1.5)
Other	(0.4)	0.2

Balance at end of period	$6.3	$7.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

AFC’s allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $3.0 million and $4.3 million for estimated losses for loans sold by AFC Funding is recorded at December 31, 2008 and 2007. These loans were sold to a bank conduit facility with recourse to AFC Funding and will come back on the balance sheet of AFC Funding at fair market value if they prove to become ineligible under the terms of the collateral arrangement with the bank conduit facility. The allowance for credit loss activity above does not include the losses incurred when receivables repurchased from the bank conduit facility are recorded at fair value as they come back on the balance sheet of the Company, which is discussed further in Note 6.

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Allowance for Doubtful Accounts
Balance at beginning of period	$6.3	$5.2
Provision for credit losses	8.1	2.1
Less net charge-offs	(3.6)	(1.0)

Balance at end of period	$10.8	$6.3

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 6—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $600 million at December 31, 2008 and 2007. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

On January 30, 2009, AFC and AFC Funding entered into an amendment to the Receivables Purchase Agreement with the other parties named therein. The aggregate maximum commitment of the Purchasers was reduced from $600 million to $450 million. In addition, the calculation of the Purchasers’ participation was amended, reducing the amount received by AFC Funding upon the sale of an interest in the receivables to the Purchasers. Certain of the covenants in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were also modified.

At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. At December 31, 2007, AFC managed total finance receivables of $847.9 million, of which $746.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

facility with recourse totaling $298.0 million and $522.0 million at December 31, 2008 and 2007. Finance receivables include $6.6 million and $29.4 million classified as held for sale which are recorded at lower of cost or fair value, and $158.6 million and $225.0 million classified as held for investment at December 31, 2008 and 2007. Finance receivables classified as held for investment include $69.8 million and $91.0 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2008 and 2007. The face amount of these receivables was $78.7 million and $99.3 million at December 31, 2008 and 2007.

AFC’s allowance for losses of $6.3 million and $7.5 million at December 31, 2008 and 2007, includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $3.0 million and $4.3 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2008 and 2007. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At December 31, 2008, the Company was in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2008			December 31, 2007
	Principal Amount of:			Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2008	Receivables	Receivables Delinquent	Net Credit Losses From April 20 – December 31, 2007
Floorplan receivables	$151.2	$7.4	$1.9	$234.3	$10.2	$0.9
Special purpose loans	14.0	7.1	0.2	20.1	—	0.2

Finance receivables held	$165.2	$14.5	$2.1	$254.4	$10.2	$1.1

Receivables sold	298.0			522.0

Retained interests in finance receivables sold	43.4			71.5

Total receivables managed	$506.6			$847.9

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

The net credit losses for receivables sold approximated $44.0 million and $15.5 million for the year ended December 31, 2008 and the period April 20 through December 31, 2007.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

(in millions)	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Proceeds from sales of finance receivables	$4,169.0	$3,456.6
Servicing fees received	$17.0	$12.1
Proceeds received on retained interests in finance receivables sold	$104.3	$87.6

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $43.4 million and $71.5 million at December 31, 2008 and 2007. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 7—Goodwill and Other Intangible Assets

Goodwill consisted of the following (in millions):

	ADESA Auctions	IAAI	AFC	Total
Balance at January 1, 2007	$—	$—	$—	$—
Acquisition of ADESA	785.9	—	358.5	1,144.4
Contribution of IAAI	—	445.4	—	445.4
Increase for acquisition activity	20.8	7.0	—	27.8

Balance at December 31, 2007	$806.7	$452.4	$358.5	$1,617.6
Increase for acquisition activity	17.4	52.1	—	69.5
Impairment	—	—	(161.5)	(161.5)
Other	0.7	(0.9)	(0.7)	(0.9)

Balance at December 31, 2008	$824.8	$503.6	$196.3	$1,524.7

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. At December 31, 2007, there was $1,617.6 million of goodwill recorded on the Company’s Consolidated Balance Sheet that was recorded as a result of the merger transactions, post merger acquisitions and contingent consideration related to prior year acquisitions. Goodwill has decreased in 2008 as a result of an impairment charge taken at AFC partially offset by increases for 2008 acquisitions and contingent consideration related to prior year acquisitions.

The Company tests goodwill for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In light of the overall economy and in particular the automotive finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

this trend, the forecasted performance was revised. In the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

A summary of customer relationships is as follows (in millions):

	Useful Lives (in years)	December 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	11 – 19	$917.2	($111.4)	$805.8	$889.3	($44.9)	$844.4

The decrease in customer relationships in 2008 is primarily related to the amortization of existing customer relationships as well as changes in the Canadian exchange rate. The gross carrying amount of customer relationships increased as a result of acquisitions.

A summary of other intangibles is as follows (in millions):

	Useful Lives (in years)	December 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	Indefinite	$187.5	—	$187.5	$190.4	—	$190.4
Computer software	3 – 7	99.3	(22.6)	76.7	61.3	(7.7)	53.6
Covenants not to compete	1 – 5	15.8	(15.3)	0.5	15.4	(8.0)	7.4

Total		$302.6	($37.9)	$264.7	$267.1	($15.7)	$251.4

Other intangibles increased in 2008 primarily as a result of computer software additions and acquisitions.

The Company tests tradenames for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. As discussed above, AFC and its customer dealer base have been negatively impacted in light of the overall economy and in particular the automotive finance industries which continue to face severe pressures. As a result, in the third quarter of 2008, a noncash tradename charge of approximately $2.9 million was recorded in the AFC reporting unit, reducing its carrying value of $11.6 million to its fair value of $8.7 million. The fair value of the tradename was estimated using the royalty savings method, a form of the income approach.

Amortization expense for customer relationships and other intangibles was $90.0 million for the year ended December 31, 2008, and $60.7 million for the period April 20, 2007 through December 31, 2007. Estimated amortization expense for the next five years is $101.1 million for 2009, $100.5 million for 2010, $90.4 million for 2011, $77.7 million for 2012 and $70.7 million for 2013.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Note 8—Property and Equipment

Property and equipment consisted of the following at December 31 (in millions):

	Useful Lives (in years)	2008	2007
Land		$253.7	$330.1
Buildings	3 – 40	187.7	193.1
Land improvements	1 – 20	98.4	99.5
Building and leasehold improvements	1 – 33	127.7	92.5
Furniture, fixtures and equipment	1 – 10	110.0	78.0
Vehicles	1 – 6	13.3	13.3
Construction in progress		84.5	32.5

		875.3	839.0
Accumulated depreciation		(153.6)	(65.8)

Property and equipment, net		$721.7	$773.2

As discussed in Note 1, in connection with the merger transactions in 2007, the property and equipment of the Company was revalued at fair value based on estimates and assumptions, resulting in adjusted basis, and the elimination of the related accumulated depreciation.

Depreciation expense for the year ended December 31, 2008 and the period April 20, 2007 through December 31, 2007 was $92.8 million and $65.9 million, respectively.

In 2003, ADESA entered into a capital lease for a new Atlanta auction facility in conjunction with the purchase of development revenue bonds. In conjunction with the transaction discussed in Note 11, the capital lease obligation and bonds were transferred to First Industrial Realty Trust, Inc. in October 2008. In 2008, IAAI acquired furniture, fixtures and equipment by undertaking capital lease obligations.

The assets included above under the capital leases are summarized below (in millions):

	December 31,
Classes of Property	2008	2007
Land	$—	$16.8
Buildings	—	9.6
Land improvements	—	3.8
Furniture, fixtures and equipment	11.0	2.2

	11.0	32.4
Accumulated depreciation	(1.0)	(1.4)

Capital lease assets	$10.0	$31.0

Assets held under the capital leases were depreciated in a manner consistent with the Company’s depreciation policy for owned assets.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Note 9—Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	Interest Rate	Maturity	2008	2007
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,497.9	$1,557.2
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Atlanta capital lease obligation	5.0%	December 01, 2013	—	34.5
Canadian line of credit	Prime + 0.5% or BA + 2%	August 31, 2009	4.5	—

Total debt			2,527.4	2,616.7
Less current portion of long-term debt			4.5	15.6

Long-term debt			$2,522.9	$2,601.1

The weighted average interest rate on the Company’s variable rate debt was 6.1% and 7.6% at December 31, 2008 and 2007, respectively, and the weighted average interest rate on all borrowings was 7.2% and 8.2% at December 31, 2008 and 2007, respectively.

Credit Facilities

As part of the merger transactions, the Company entered into new senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan. The revolver was entered into for working capital and general corporate purposes. There were no borrowings under the revolver at December 31, 2008 or 2007, although the Company did have related outstanding letters of credit in the aggregate amount of $29.3 million and $17.5 million at December 31, 2008 and 2007.

The term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principal amount, with the balance payable at maturity. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and, (ii) for any fiscal year ending on or after December 31, 2008, any excess cash flow as defined, subject to reduction based on the Company’s achievement of specified consolidated senior leverage ratios as defined in the credit agreement. If there is any excess cash flow, as defined in the loan documents for the Company’s senior secured credit facility, the Company shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year.

In accordance with the terms in the Credit Agreement, the Company prepaid approximately $11.3 million of the term loan in August 2008 with proceeds received from a securitization sale of certain U.S. dollar denominated receivables and related assets. In addition, the Company prepaid approximately $36.6 million of the term loan in September 2008 and another $3.6 million in October 2008 with proceeds received from the sale-leaseback transaction, as described in Note 11. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011.

The senior secured credit facilities are guaranteed by KAR Holdings, LLC and each of the Company’s direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

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

Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company’s option, LIBOR or prime rates plus the applicable margin. The terms of the agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. The agreement also requires the Company to have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than two years from the date of entering into the interest rate hedge agreement. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at December 31, 2008. The Company was in compliance with the covenants in the credit facility at December 31, 2008, except for an immaterial issue relating to the Company’s incentive plans that has been resolved.

Senior Notes

As part of the merger transactions, the Company issued $450.0 million of 8 3/4 % senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, the Company issued $425.0 million of 10% senior subordinated notes due May 1, 2015. The floating rate notes are non-callable for two years, after which they are callable at a premium declining ratably to par at the end of year four. Interest on the floating rate notes is payable quarterly in arrears and commenced on August 1, 2007. The fixed rate notes are non-callable for three years, after which they are callable at a premium declining ratably to par at the end of year six. Interest on both the fixed rate notes and the senior subordinated notes is payable semi-annually in arrears, and commenced on November 1, 2007.

On February 14, 2008, a registration statement filed pursuant to the Securities Act of 1933, as amended, registering the exchange offer of the senior notes and the senior subordinated notes became effective.

The notes contain covenants that among other things, limit the issuance of additional indebtedness, the incurrence of liens, the repurchase of stock, making certain investments, the payment of dividends or other distributions, distributions from certain subsidiaries, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications set forth in the indentures.

Canadian Line of Credit

A C$8 million line of credit is available to ADESA Canada. The line of credit bears interest at a rate equal to the prime rate plus 50 basis points or the BA rate (Canadian Bankers Acceptance Rate) plus two percent, at the borrower’s option. The rate was 3.5% at December 31, 2008. Letters of credit reducing the available line of credit were approximately C$2.5 million at December 31, 2008 and 2007. The line of credit is guaranteed by certain ADESA Canada companies and is secured by a first priority security interest in the obligor’s accounts receivable.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Future Principal Payments

At December 31, 2008 aggregate future principal payments on long-term debt are as follows (in millions):

2009	$4.5
2010	—
2011	15.6
2012	15.6
2013	1,466.7
Thereafter	1,025.0

$2,527.4

Note 10—Financial Instruments

The Company’s derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

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

The Company has designated its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At December 31, 2008, the fair value of the interest rate swap agreement was a $16.3 million unrealized loss recorded in “Other accrued expenses” on the Consolidated Balance Sheet. At December 31, 2007, the fair value of the interest rate swap agreement was a $17.9 million unrealized loss recorded in “Other liabilities” on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. At December 31, 2007, there was a net unrealized loss totaling $11.3 million, net of tax benefits of $6.6 million.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate swap agreements. The Company maintains cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of the Company’s business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of customers to which it grants credit terms in the normal course of business. In the event of nonperformance by counterparties to financial instruments the Company is exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

Financial Instruments

The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under the Company’s short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.

The fair value of the Company’s notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to the Company for notes of similar maturities. As of December 31, 2008, the fair value of the Company’s notes receivable approximated the carrying value.

The fair value of the Company’s long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities. As of December 31, 2008 and 2007, the fair value of the Company’s long-term debt amounted to $1,219.4 million and $2,427.7 million, respectively. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 11—Leasing Agreements

The Company leases property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with SFAS 13 Accounting for Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in “Other liabilities” on the Consolidated Balance Sheet.

The Company also leases furniture, fixtures and equipment under capital leases. The economic substance of the leases is that the Company is financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and liabilities. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewable periods) as of December 31, 2008 are as follows (in millions):

	Operating Leases	Capital Leases
2009	$65.4	$2.9
2010	61.4	2.9
2011	58.1	2.5
2012	52.9	2.0
2013	47.7	1.2
Thereafter	423.7	—

	$709.2	$11.5

Less: interest portion of capital leases		2.0

Total		9.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Total lease expense for the year ended December 31, 2008 and the period April 20, 2007 through December 31, 2007 was $73.7 million and $42.3 million.

Sale-Leaseback Transaction

On September 4, 2008, the following subsidiaries of KAR Holdings, Inc., ADESA California, LLC, ADESA San Diego, LLC, ADESA Texas, Inc., ADESA Florida, LLC, ADESA Washington, LLC and ADESA Atlanta, LLC (collectively the “ADESA Entities”), entered into a transaction with subsidiaries of First Industrial Realty Trust, Inc. (“First Industrial”) to sell and simultaneously lease back to the ADESA Entities the interest of the ADESA Entities in the land (and improvements on a portion of the San Diego site) at eight vehicle auction sites. The closing of the sale-leaseback of seven of the eight locations occurred on September 4, 2008. The initial portfolio is comprised of four sites in California (Tracy, San Diego, Mira Loma and Sacramento), and single sites in Houston, Texas, Auburn, Washington and Bradenton, Florida. A separate transaction for the Fairburn, Georgia location closed on October 3, 2008. The properties continue to house ADESA’s used vehicle auctions.

The aggregate sales price for the ADESA Entities’ interest in the subject properties was $81.9 million. The Company received net cash proceeds of approximately $73.1 million from the closing of the sale-leaseback of the first seven locations on September 4, 2008. In addition, the Company received net cash proceeds of approximately $7.4 million from the closing of the separate transaction in Fairburn, Georgia on October 3, 2008. The transactions resulted in a net loss of $10.7 million which has been recorded in “Selling, general and administrative” expenses on the Consolidated Statement of Operations. The Company utilized 50% of the net proceeds to prepay the term loan in accordance with terms of its Credit Agreement.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Note 12—Income Taxes

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Income before income taxes:
Domestic	($274.7)	($72.4)
Foreign	27.1	24.1

Total	($247.6)	($48.3)

Income tax expense (benefit):
Current:
Federal	$7.3	$1.6
Foreign	15.3	8.6
State	1.6	1.6

Total current provision	24.2	11.8

Deferred:
Federal	(46.1)	(17.9)
Foreign	(5.6)	(2.7)
State	(3.9)	(1.2)

Total deferred provision	(55.6)	(21.8)

Income tax benefit	($31.4)	($10.0)

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Statutory rate	(35.0%)	(35.0%)
State and local income taxes, net	(0.3%)	0.8%
Reserves for tax exposures	0.8%	2.6%
International operations	0.5%	5.2%
Stock-based compensation	(0.8%)	4.2%
Intangible impairment charge	22.8%	—
Other, net	(0.7%)	1.5%

Effective rate	(12.7%)	(20.7%)

During the 2007 period, the effective tax rate was adversely impacted by foreign repatriations and certain stock-based compensation. During the 2008 year, the effective rate was adversely impacted by the non-deductible impairment charge for various intangible assets at AFC as discussed in Note 7.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2008	2007
Gross deferred tax assets:
Allowances for trade and finance receivables	$10.8	$8.2
Accruals and liabilities	21.0	22.7
Employee benefits and compensation	13.0	11.2
Interest rate swap	6.0	6.6
Net operating loss carryforwards	52.4	34.9
Investment basis difference	4.3	4.9
Other	1.7	1.3

Total deferred tax assets	109.2	89.8

Deferred tax asset valuation allowance	(10.6)	(8.2)

Total	98.6	81.6

Gross deferred tax liabilities:
Property and equipment	(13.9)	(35.2)
Goodwill and intangible assets	(376.2)	(389.9)
Other	(1.1)	(5.3)

Total	(391.2)	(430.4)

Net deferred tax liabilities	($292.6)	($348.8)

The gross tax benefit from state and federal net operating loss carryforwards expire as follows (in millions):

2009	$—
2010	0.1
2011	0.7
2012	0.5
2013	0.5
2014 to 2027	50.6

$52.4

Undistributed earnings of the Company’s foreign subsidiaries were approximately $55.6 million and $32.0 million in 2008 and 2007. Because these amounts have been or will be reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings.

The Company made federal income tax payments, net of federal income tax refunds, of $3.2 million and ($0.1) million in 2008 and 2007. State and foreign income taxes paid by the Company, net of refunds, totaled $18.2 million in 2008 and 2007.

The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2007	$27.0
Increase in tax positions related to acquisitions	1.9
Increase in prior year tax positions	5.0
Decrease in prior year tax positions	(0.4)
Increase in current year tax positions	1.6
Settlements	—
Lapse in statute of limitations	(4.0)

Balance at December 31, 2008	$31.1

Included in the balance of unrecognized tax benefits at the end of 2008 and 2007 are potential benefits of $0.0 million and $25.6 million that, if recognized, would be recorded as an adjustment to goodwill.

The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes on the income statement. The Company had reserves totaling $4.0 million and $3.6 million in 2008 and 2007 associated with interest and penalties, net of tax.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities in the U.S., Canada, Australia and Mexico. In general, the examination of the Company’s material tax returns is completed for the years prior to 2002.

A number of foreign and state examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $10.2 million.

Note 13—Comprehensive Loss

The components of comprehensive loss are as follows (in millions):

	Year Ended – December 31, 2008	For the Period April 20 – December 31, 2007
Net loss	($216.2)	($38.3)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(49.8)	38.2
Unrealized gain (loss) on interest rate swaps	1.0	(11.3)
Unrealized gain on postretirement benefit obligation	0.2	0.2

Comprehensive loss	($264.8)	($11.2)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

The composition of “Accumulated other comprehensive income (loss)” at December 31, 2008 and 2007 consisted of the net unrealized loss on the interest rate swap of $10.3 million and $11.3 million, a $0.4 million and $0.2 million unrealized gain on postretirement benefit obligation and foreign currency translation gain (loss) of ($11.6) million and $38.2 million, respectively.

Note 14—Fair Value Measurements

As discussed in Note 2, on January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in millions):

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$43.4	$—	$—	$43.4
Liabilities:
Interest rate swap	$16.3	$—	$16.3	$—

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Note 15—Segment Information

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

ADESA Auctions encompasses all wholesale auctions throughout North America (U.S. and Canada). ADESA Auctions relates to used vehicle remarketing, whether it be auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.

IAAI encompasses all salvage auctions throughout North America (U.S. and Canada). IAAI provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. As such, IAAI relates to total loss vehicle remarketing, whether its auction services, remarketing, or make ready services. All are interrelated, synergistic elements along the total loss vehicle remarketing chain.

AFC is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC also includes other businesses and ventures that AFC may enter into, focusing on providing independent used vehicle dealer customers with other related services and products. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the year ended December 31, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$1,123.4	$550.3	$97.7	$—	$1,771.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	654.9	362.9	35.2	—	1,053.0
Selling, general and administrative	244.2	70.1	14.6	54.8	383.7
Depreciation and amortization	93.2	61.6	25.3	2.7	182.8
Goodwill and other intangibles impairment	—	—	164.4	—	164.4

Total operating expenses	992.3	494.6	239.5	57.5	1,783.9

Operating profit (loss)	131.1	55.7	(141.8)	(57.5)	(12.5)
Interest expense	1.3	0.3	—	213.6	215.2
Other (income) expense, net	(0.8)	1.5	—	19.2	19.9
Intercompany expense (income)	44.4	38.4	(0.7)	(82.1)	—

Income (loss) before income taxes	86.2	15.5	(141.1)	(208.2)	(247.6)
Income taxes	33.7	6.3	10.2	(81.6)	(31.4)

Net income (loss)	$52.5	$9.2	($151.3)	($126.6)	($216.2)

Assets	$2,205.0	$1,155.5	$672.5	$124.6	$4,157.6

Capital expenditures	$98.1	$30.6	$0.9	$—	$129.6

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the period April 20, 2007 through December 31, 2007 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$677.7	$330.1	$95.0	$—	$1,102.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	386.1	219.0	22.3	—	627.4
Selling, general and administrative	142.8	44.9	10.7	44.0	242.4
Depreciation and amortization	64.6	40.0	17.8	4.2	126.6

Total operating expenses	593.5	303.9	50.8	48.2	996.4

Operating profit (loss)	84.2	26.2	44.2	(48.2)	106.4
Interest expense (income)	1.4	(0.2)	—	161.1	162.3
Other (income) expense, net	(4.4)	(0.4)	—	(2.8)	(7.6)
Intercompany expense (income)	20.2	22.2	1.1	(43.5)	—

Income (loss) before income taxes	67.0	4.6	43.1	(163.0)	(48.3)
Income taxes	30.0	2.4	17.2	(59.6)	(10.0)

Net income (loss)	$37.0	$2.2	$25.9	($103.4)	($38.3)

Assets	$2,851.8	$1,119.4	$960.3	($400.7)	$4,530.8

Capital expenditures	$33.4	$28.6	$0.7	$—	$62.7

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Geographic Information

Most of the Company’s operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company’s operations is set forth below (in millions):

	Year Ended December 31, 2008	For the Period April 20 – December 31, 2007
Operating revenues
U.S.	$1,468.5	$898.9
Foreign	302.9	203.9

	$1,771.4	$1,102.8

	December 31, 2008	December 31, 2007
Long-lived assets
U.S.	$3,157.8	$3,291.1
Foreign	247.1	301.4

	$3,404.9	$3,592.5

No single customer accounted for more than ten percent of the Company’s total revenues.

Note 16—Employee Benefit Plans

401(k) Plan

The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. Throughout 2007, ADESA matched 100 percent of the amounts contributed by each individual participant up to 3 percent of the participant’s compensation and 50 percent of the amounts contributed between 3 percent and 5 percent of the participant’s compensation. Throughout 2007, IAAI matched 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant’s compensation. The Company adopted the IAAI matching policy effective January 1, 2008. Participants are 100 percent vested in the Company’s contributions. For the year ended December 31, 2008 and the period April 20, 2007 through December 31, 2007, the Company contributed $6.9 million and $4.0 million.

Postretirement Benefits

IAAI assumed the obligation for certain health care and death benefits for the retired employees of Underwriters Salvage Company (“USC”) in connection with the acquisition of the capital stock of USC.

KAR Holdings, Inc. applies the applicable provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. A reconciliation of the funded status of this plan follows with a measurement date of December 31:

	2008	2007
Benefit Obligation and Funded Status:
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year (2008)/date of merger (2007)	$0.8	$1.1
Interest cost	0.1	0.1
Actuarial gain	(0.3)	(0.3)
Benefits paid	(0.1)	(0.1)

Accumulated postretirement benefit obligation at end of year	0.5	0.8
Change in plan assets:
Benefits paid	(0.1)	(0.1)
Employer contributions	0.1	0.1

Fair value of assets at the end of the year	—	—
Net amount recognized:
Funded status	(0.5)	(0.8)
Unrecognized net (gain) or loss	—	—

Net amount recognized	(0.5)	(0.8)
Net liability recognized in the balance sheet at year end after applying SFAS 158:
Non-current assets	—	—
Current liabilities	(0.1)	(0.1)
Non-current liabilities	(0.4)	(0.7)

Total net liability	(0.5)	(0.8)
Amounts recognized as a charge against accumulated other comprehensive income after applying SFAS 158:
Transition obligation (asset)	—	—
Prior service cost (credit)	—	—
Net (gain) loss	(0.6)	(0.3)

Total	($0.6)	($0.3)

Weighted average assumptions at the end of the year:
Discount rate	6.00%	5.70%
Benefit Obligation Trends:
Assumed health care cost trend rates:
Health care cost trend rates assumed for next year	8.50%	9.00%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2016	2016
Net Periodic Pension Trends:
Assumed health care cost trend rates:
Health care cost trend rates assumed for current year	9.00%	7.00%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2016	2009

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Net periodic benefit cost (income) is summarized as follows:

	2008	2007
Net Periodic Benefit Cost (Income)
Interest cost	$—	$0.1
Amortization of net (gain) or loss	—	—

Total net periodic benefit cost (income)	$—	$0.1

Estimated future benefit payments for the next five years as of December 31, 2008 are as follows:

2009	$0.1
2010	0.1
2011	0.1
2012	—
2013	—
Thereafter	0.2

$0.5

Effective January 20, 1994, the date of the USC acquisition, IAAI discontinued future participation for active employees. The contribution for 2009 is expected to be $0.1 million.

Note 17—Related Party Transactions

The Equity Sponsors own the controlling interest in KAR LLC. Under the terms of the financial advisory agreements between the Equity Sponsors and KAR Holdings, upon completion of the merger and contribution, KAR Holdings (1) paid the Equity Sponsors a total fee of $34.7 million and (2) commenced paying an annual financial advisory fee of $3.5 million, payable quarterly in advance to the Equity Sponsors (with the first such fee, prorated for the remainder of the then current quarter, paid at the closing of the merger), for services to be provided by each of the Equity Sponsors to KAR Holdings. The ongoing financial advisory fee will be paid to the Equity Sponsors pursuant to the terms contained in the financial advisory agreements. In addition, the Company pays the Equity Sponsors travel expenses related to KAR Holdings, pursuant to the terms contained in the financial advisory agreements. The Company paid the Equity Sponsors approximately $3.7 million and $2.5 million related to the annual financial advisory fee (prorated for 2007) and travel expenses for the year ended December 31, 2008 and the period April 20, 2007 through December 31, 2007.

Additionally, the financial advisory agreements provide that KAR Holdings indemnify the Equity Sponsors and their respective officers, directors, partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) against any and all claims, losses and expenses as incurred arising in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger).

On June 14, 2007 the Board of Directors of KAR Holdings, Inc. approved a stock split in the form of a stock dividend pursuant to which 0.00303915 shares of common stock were issued with respect to each share of common stock issued and outstanding on that date.

In the ordinary course of business, the Company has received towing, transportation and recovery services from companies which are controlled by the Company’s chairman and chief executive officer. Amounts paid to

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

these companies were approximately $1.6 million and $0.7 million for the year ended December 31, 2008 and the period April 20, 2007 through December 31, 2007. The transportation services were provided at terms consistent with those of other providers of similar services.

Note 18—Commitments and Contingencies

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $0.9 million and $1.9 million at December 31, 2008 and 2007. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. (“AMS”) filed a lawsuit against ADESA, Inc. in U.S. District Court alleging infringement of a patent that pertains to ADESA’s “LiveBlock” system. LiveBlock allows remote bidders to participate in a traditional-style, live auction with onsite bidders. The AMS complaint was

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency (“EPA”) issued a General Notice of Potential Liability pursuant to Section 107(a) and a Request for Information pursuant to Section 104(e) of CERCLA (42 USC 9601 et.seq.) to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington (the “LDW”). At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has told IAAI that, to date, it has sent out approximately sixty General Notice letters to other parties, but the EPA plans to send hundreds of additional General Notice letters to additional parties. The Company is aware that the EPA is investigating approximately 100 additional companies. IAAI currently leases property adjacent to the LDW and operates a stormwater system that discharges into the LDW. The Company has responded to the Section 104(e) Information Request.

Note 19—Quarterly Financial Data (Unaudited)

Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2008 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$462.1	$468.5	$444.6	$396.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	265.6	265.9	261.4	260.1
Selling, general, and administrative expenses	95.9	96.6	92.7	98.5
Depreciation and amortization	47.3	45.0	45.0	45.5
Goodwill and other intangibles impairment	—	—	164.4	—

Total operating expenses	408.8	407.5	563.5	404.1

Operating profit (loss)	53.3	61.0	(118.9)	(7.9)

Interest expense	57.6	51.8	52.1	53.7
Other (income) expense, net	2.6	(1.8)	4.1	15.0

Income (loss) before income taxes	(6.9)	11.0	(175.1)	(76.6)
Income taxes	(3.7)	4.8	(5.2)	(27.3)

Net income (loss)	($3.2)	$6.2	($169.9)	($49.3)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

As discussed in Note 1, the Company had no operations prior to the merger transactions on April 20, 2007. As such, the quarter ended June 30, 2007 represents the period April 20, 2007 – June 30, 2007.

2007 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$—	$310.1	$394.3	$398.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	169.2	221.8	236.3
Selling, general, and administrative expenses	—	63.8	82.5	96.2
Depreciation and amortization	—	27.1	39.6	59.8

Total operating expenses	—	260.1	343.9	392.3

Operating profit	—	50.0	50.4	6.1

Interest expense	—	45.4	59.0	57.9
Other income, net	—	(2.8)	(3.7)	(1.0)

Income before income taxes	—	7.4	(4.9)	(50.8)
Income taxes	—	2.8	3.7	(16.5)

Net income (loss)	$—	$4.6	($8.6)	($34.3)

Note 20—Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the years ended December 31, 2008 and 2007 for KAR Holdings, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Holdings on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Holdings and notes thereto.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,391.9	$379.5	$—	$1,771.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	889.9	163.1	—	1,053.0
Selling, general and administrative	(0.4)	336.1	48.0	—	383.7
Depreciation and amortization	—	159.1	23.7	—	182.8
Goodwill and other intangibles impairment	—	164.4	—	—	164.4

Total operating expenses	(0.4)	1,549.5	234.8	—	1,783.9

Operating profit (loss)	0.4	(157.6)	144.7	—	(12.5)

Interest expense	144.9	56.6	13.7	—	215.2
Other (income) expense, net	—	20.7	(0.8)	—	19.9
Intercompany expense (income)	—	(30.4)	30.4	—	—

Income (loss) before income taxes	(144.5)	(204.5)	101.4	—	(247.6)
Income taxes	(56.6)	(11.8)	37.0	—	(31.4)

Net income (loss)	($87.9)	($192.7)	$64.4	$—	($216.2)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Condensed Consolidating Statement of Operations—(Continued)

For the Year ended December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$814.8	$288.0	$—	$1,102.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	516.6	110.8	—	627.4
Selling, general and administrative	9.2	202.6	30.6	—	242.4
Depreciation and amortization	—	110.2	16.4		126.6

Total operating expenses	9.2	829.4	157.8	—	996.4

Operating profit (loss)	(9.2)	(14.6)	130.2	—	106.4

Interest expense	117.5	33.6	11.2	—	162.3
Other (income) expense, net	—	(6.4)	(1.2)	—	(7.6)
Intercompany expense (income)	—	(15.8)	15.8	—	—

Income (loss) before income taxes	(126.7)	(26.0)	104.4	—	(48.3)
Income taxes (benefit)	(44.8)	3.1	31.7	—	(10.0)

Net income (loss)	($81.9)	($29.1)	$72.7	$—	($38.3)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Condensed Consolidating Balance Sheet

As of December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$129.5	$28.9	$—	$158.4
Restricted cash	—	3.6	12.3	—	15.9
Trade receivables, net of allowances	—	260.8	31.1	(6.2)	285.7
Finance receivables, net of allowances	—	3.8	155.1	—	158.9
Retained interests in finance receivables sold	—	—	43.4	—	43.4
Deferred income tax assets	6.0	37.2	—	—	43.2
Other current assets	0.4	43.7	3.1	—	47.2

Total current assets	6.4	478.6	273.9	(6.2)	752.7

Other assets
Investments in and advances to affiliates, net	2,858.8	—	76.1	(2,934.9)	—
Goodwill	—	1,521.4	3.3	—	1,524.7
Customer relationships, net of accumulated amortization	—	700.9	104.9	—	805.8
Other intangible assets, net of accumulated amortization	—	253.0	11.7	—	264.7
Unamortized debt issuance costs	69.4	—	—	—	69.4
Other assets	—	15.9	2.7	—	18.6

Total other assets	2,928.2	2,491.2	198.7	(2,934.9)	2,683.2

Property and equipment, net of accumulated depreciation	—	595.2	126.5	—	721.7

Total assets	$2,934.6	$3,565.0	$599.1	($2,941.1)	$4,157.6

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Condensed Consolidating Balance Sheet—(Continued)

As of December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$273.9	$15.7	($6.2)	$283.4
Accrued employee benefits and compensation expenses	—	38.0	4.4	—	42.4
Accrued interest	15.4	—	—	—	15.4
Other accrued expenses	18.7	78.1	5.9	—	102.7
Current maturities of long-term debt	—	—	4.5	—	4.5

Total current liabilities	34.1	390.0	30.5	(6.2)	448.4

Non-current liabilities
Investments by and advances from affiliates, net	56.6	109.2	—	(165.8)	—
Long-term debt	1,701.4	705.0	116.5	—	2,522.9
Deferred income tax liabilities	—	304.1	31.7	—	335.8
Other liabilities	—	96.2	3.6	—	99.8

Total non-current liabilities	1,758.0	1,214.5	151.8	(165.8)	2,958.5

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,142.5	1,960.5	416.8	(2,769.1)	750.7

Total liabilities and stockholders’ equity	$2,934.6	$3,565.0	$599.1	($2,941.1)	$4,157.6

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

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

December 31, 2008 and 2007

Condensed Consolidating Balance Sheet—(Continued)

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$60.8	$165.0	($0.9)	$—	$224.9

Investing activities
Net decrease (increase) in finance receivables held for investment	—	1.9	29.0	—	30.9
Acquisition of businesses, net of cash acquired	—	(149.0)	(6.3)	—	(155.3)
Purchases of property, equipment and computer software	—	(121.5)	(8.1)	—	(129.6)
Proceeds from the sale of property and equipment	—	80.9	—	—	80.9
(Increase) decrease in restricted cash	—	4.3	(3.3)	—	1.0

Net cash (used by) provided by investing activities	—	(183.4)	11.3	—	(172.1)
Financing activities
Net increase (decrease) in book overdrafts	—	(23.5)	(14.0)	—	(37.5)
Net increase (decrease) in borrowings from lines of credit	—	—	4.5	—	4.5
Payments for debt issuance costs	(1.4)	—	—	—	(1.4)
Payments on long-term debt	(59.3)	—	—	—	(59.3)
Payments on capital leases	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(0.1)	—	—	—	(0.1)

Net cash provided by (used by) financing activities	(60.8)	(24.4)	(9.5)	—	(94.7)
Effect of exchange rate changes on cash	—	—	(3.8)	—	(3.8)

Net increase (decrease) in cash and cash equivalents	—	(42.8)	(2.9)	—	(45.7)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$129.5	$28.9	$—	$158.4

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008 and 2007

Condensed Consolidating Statement of Cash Flows—(Continued)

For the Year ended December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	($243.6)	$288.1	$52.3	$—	$96.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.4	0.4	—	3.8
Acquisition of ADESA, net of cash acquired	(2,272.6)	—	—	—	(2,272.6)
Acquisition of businesses, net of cash acquired	—	(31.7)	(4.9)	—	(36.6)
Purchases of property, equipment and computer software	—	(55.1)	(7.6)	—	(62.7)
Purchase of other intangibles	—	(0.1)	—	—	(0.1)
Proceeds from the sale of property and equipment	—	0.1	—	—	0.1
(Increase) decrease in restricted cash	—	(7.9)	(9.0)	—	(16.9)

Net cash used by investing activities	(2,272.6)	(91.3)	(21.1)	—	(2,385.0)
Financing activities
Net increase (decrease) in book overdrafts	—	(23.3)	1.3	—	(22.0)
Repayment of ADESA debt	(318.0)	—	—	—	(318.0)
Repayment of IAAI debt	(367.7)	—	—	—	(367.7)
Proceeds from long-term debt	2,590.0	—	—	—	2,590.0
Payments for debt issuance costs	(90.8)	—	—	—	(90.8)
Payments on long-term debt	(7.8)	(1.0)	(1.0)	—	(9.8)
Payments on capital leases	—	(0.2)	—	—	(0.2)
Proceeds from issuance of common stock, net of costs	710.5	—	—	—	710.5

Net cash provided by (used by) financing activities	2,516.2	(24.5)	0.3	—	2,492.0
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	172.3	31.8	—	204.1
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$172.3	$31.8	$—	$204.1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ADESA, Inc.:

We have audited the accompanying consolidated balance sheet of ADESA, Inc. and subsidiaries as of April 19, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the period ended April 19, 2007 and the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADESA, Inc. and subsidiaries as of April 19, 2007, and the results of their operations and their cash flows for the period ended April 19, 2007 and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the Consolidated Financial Statements, effective January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Also, as discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Indianapolis, Indiana

March 26, 2008

ADESA, Inc.

Consolidated Statements of Income

(In millions, except per share data)

	January 1 – April 19 2007	December 31, 2006
Operating revenues
Auction services group	$325.4	$959.9
Dealer services group	45.9	144.0

Total operating revenues	371.3	1,103.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	187.3	563.8
Selling, general and administrative	85.5	259.2
Depreciation and amortization	15.9	46.5
Aircraft charge	—	3.4
Transaction expenses	24.8	6.1

Total operating expenses	313.5	879.0

Operating profit	57.8	224.9

Interest expense	7.8	27.4
Other income, net	(1.9)	(6.9)

Income from continuing operations before income taxes	51.9	204.4

Income taxes	24.9	77.6

Income from continuing operations	27.0	126.8

Loss from discontinued operations, net of income taxes	(0.1)	(0.5)

Net income	$26.9	$126.3

Earnings per share—basic
Income from continuing operations	$0.30	$1.41
Loss from discontinued operations, net of income taxes	—	—

Net income	$0.30	$1.41

Earnings per share—diluted
Income from continuing operations	$0.29	$1.41
Loss from discontinued operations, net of income taxes	—	(0.01)

Net income	$0.29	$1.40

Dividends declared per common share (Note 18)	$—	$0.30

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheet

(In millions)

April 19, 2007
Assets
Current assets
Cash and cash equivalents	$231.8
Restricted cash	16.8
Trade receivables, net of allowances	361.8
Finance receivables, net of allowances	236.2
Retained interests in finance receivables sold	72.2
Deferred income tax assets	22.5
Other current assets	18.4

Total current assets	959.7

Other assets
Goodwill	559.4
Other intangible assets, net of accumulated amortization	47.0
Other assets	55.8

Total other assets	662.2
Property and equipment, net of accumulated depreciation	597.6

Total assets	$2,219.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Balance Sheet—(Continued)

(In millions, except share data)

April 19, 2007
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$413.2
Accrued employee benefits and compensation expenses	40.2
Other accrued expenses	87.8
Current maturities of long-term debt	30.0
Current liabilities of discontinued operations	7.2

Total current liabilities	578.4

Non-current liabilities
Long-term debt	315.0
Deferred income tax liabilities	63.7
Other liabilities	23.7

Total non-current liabilities	402.4

Commitments and contingencies (Note 21)	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 50,000,000
Issued shares: none	—
Common stock, $0.01 par value:
Authorized shares: 500,000,000
Issued shares: 94,868,104	1.0
Additional paid-in capital	660.5
Retained earnings	605.2
Treasury stock, at cost:
Shares: 4,093,395	(85.9)
Accumulated other comprehensive income	57.9

Total stockholders’ equity	1,238.7

Total liabilities and stockholders’ equity	$2,219.5

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	94.9	$1.0	$668.3	$480.7	($110.7)	$50.6	$1,089.9
Comprehensive income:
Net income				126.3			126.3
Other comprehensive loss, net of tax:
Foreign currency translation						(0.6)
Unrealized loss on interest rate swaps						(0.4)

Other comprehensive loss							(1.0)

Comprehensive income							125.3
Cash dividends paid to stockholders				(27.0)			(27.0)
Issuance of common stock under stock plans			(0.3)		10.4		10.1
Stock-based compensation expense			4.6				4.6
Tax benefits from employee stock plans			0.7				0.7
Repurchase of common stock					(0.1)		(0.1)

Balance at December 31, 2006	94.9	$1.0	$673.3	$580.0	($100.4)	$49.6	$1,203.5
FIN 48 adjustment				(1.7)			(1.7)
Comprehensive income:
Net income				26.9			26.9
Other comprehensive income, net of tax:
Foreign currency translation						8.4
Unrealized loss on interest rate swap						(0.1)

Other comprehensive income							8.3

Comprehensive income							35.2
Issuance of common stock under stock plans			1.2		14.7		15.9
Stock-based compensation expense			6.4				6.4
Settlement of awards under stock plans			(28.4)				(28.4)
Tax benefits from employee stock plans			8.0				8.0
Repurchase of common stock					(0.2)		(0.2)

Balance at April 19, 2007	94.9	$1.0	$660.5	$605.2	($85.9)	$57.9	$1,238.7

See notes to consolidated financial statements

ADESA, Inc.

Consolidated Statements of Cash Flows

(In millions)

	January 1 – April 19,	Year Ended December 31,
	2007	2006
Operating activities
Net income	$26.9	$126.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.9	46.5
Bad debt expense	0.9	2.8
Deferred income taxes	4.3	(5.1)
Stock-based compensation expense	6.4	5.8
Aircraft charge	—	3.4
Other non-cash, net	1.6	3.0
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(15.1)	12.6
Retained interests in finance receivables sold	(2.5)	(12.8)
Trade receivables and other assets	(164.6)	(1.5)
Accounts payable and accrued expenses	141.1	9.9

Net cash provided by operating activities	14.9	190.9
Investing activities
Net (decrease) increase in finance receivables held for investment	(14.8)	(19.5)
Acquisition of businesses, net of cash acquired	—	(55.8)
Purchases of property, equipment and computer software	(11.3)	(37.1)
Purchase of other intangibles	(0.1)	(0.6)
Equity investments	—	(12.6)
Transfer to restricted cash	(9.0)	(2.1)

Net cash used by investing activities	(35.2)	(127.7)
Financing activities
Net (decrease) increase in book overdrafts	46.2	(9.3)
Net (decrease) increase in borrowings from lines of credit	—	(50.0)
Payments on long-term debt	(7.5)	(30.0)
Proceeds from issuance of common stock under stock plans	15.0	8.1
Dividends paid to stockholders	—	(27.0)
Excess tax benefits from stock-based compensation	3.0	0.5
Repurchase of common stock	(0.2)	(0.1)

Net cash (used by) provided by financing activities	56.5	(107.8)
Effect of exchange rate changes on cash	(0.1)	0.1

Net (decrease) increase in cash and cash equivalents	36.1	(44.5)
Cash and cash equivalents at beginning of period	195.7	240.2

Cash and cash equivalents at end of period	$231.8	$195.7

Cash paid for interest	$3.3	$23.8
Cash paid for taxes, net of refunds	$7.7	$73.8

See notes to consolidated financial statements

ADESA, Inc.

Notes to Consolidated Financial Statements

April 19, 2007 and December 31, 2006

Note 1—Business, Nature of Operations and Pending Merger

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

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The Company incurred and expensed $24.8 million of costs related to the merger transaction from January 1 through April 19, 2007 and $6.1 million for the year ended December 31, 2006.

Note 2—Basis of Organization and Presentation

ADESA was a wholly owned subsidiary of ALLETE Automotive Services, Inc. (“ALLETE Auto”), a wholly owned subsidiary of ALLETE, Inc. (“ALLETE”) until the second quarter of 2004. ADESA was incorporated in the state of Delaware on January 23, 2004. On May 24, 2004, ADESA Corporation, then a wholly owned subsidiary of ALLETE, was merged into ADESA.

The authorized capital stock of the Company consists of 500,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ADESA and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Business Segments

The Company’s operations are grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. As permitted by Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, the Company aggregates its three operating segments into two reportable business segments: Auction Services Group and Dealer Services Group. Auction Services Group includes used vehicle and salvage auctions. Dealer Services Group includes the results of operations of AFC and its related subsidiaries. Operations are measured through careful budgeting and monitoring of contributions to consolidated income from continuing operations by each business segment. Discontinued operations include the operating results of the Company’s vehicle importation business which was discontinued in February of 2003.

Derivative Instruments and Hedging Activity

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently uses interest rate swaps that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company does not, however, enter into hedging contracts for trading or speculative purposes. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The fair value of the swap agreements is recorded in “Other assets” or “Other liabilities” on the consolidated balance sheet based on the gain or

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

loss position of the contracts. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded as a component of “Accumulated other comprehensive income”. Gains and losses on interest rate swap agreements are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The Company uses the change in variable cash flows method to assess hedge effectiveness in accordance with SFAS 133.

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the period. Assets and liabilities of foreign operations are translated using the exchange rates in effect at the end of the period. Foreign currency transaction gains and losses are included in the consolidated statements of income within “Other income, net”. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of “Accumulated other comprehensive income”. Accumulated other comprehensive income was comprised of gains from foreign currency translation totaling $57.9 million at April 19, 2007 and unrealized gains (losses) on interest rate swaps designated as cash flow hedges totaling $0.0 million at April 19, 2007.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

Restricted Cash

AFC Funding Corporation, a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve approximating 1 percent of total sold receivables to the bank conduit facility as security for the receivables sold. AFC also maintains other cash reserves associated with its banking relationships.

Receivables

Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in the Company’s possession. These amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles.

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 60 days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Note 9), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that come back on the balance sheet of the Company at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

Due to the nature of the Company’s business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Trade receivables and finance receivables held for investment are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. Finance receivables held for sale are carried at lower of cost or market. Fair value is based upon estimates of future cash flows including estimates of anticipated credit losses. Estimated losses for receivables sold by AFC Funding Corporation to the bank conduit facility with recourse to AFC Funding Corporation (see Note 8) are recorded as an accrued expense.

Classification of finance receivables in the Consolidated Statement of Cash Flows is dependent on the initial balance sheet classification of the finance receivable. Finance receivables initially classified as held for investment are included as investing activity in the Consolidated Statement of Cash Flows and finance receivables initially classified as held for sale are included as an operating cash flow.

Retained Interests in Finance Receivables Sold

Retained interests in finance receivables sold are classified as trading securities pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and carried at estimated fair value with gains and losses recognized in the Consolidated Statements of Income. Fair value is based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Other Current Assets

Other current assets consist of inventories, notes receivable and prepaid expenses. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market.

Notes receivable consist of amounts due from dealers, purchasers of assets sold and work-out loans established with customers unable to meet the repayment schedule of the finance receivables. The recognition of interest ceases upon the establishment of the work-out loans. Gross notes receivable balances in “Other current assets” were $0.4 million at April 19, 2007. The allowance for losses on notes receivable is based on management’s evaluation of the notes receivable given current conditions, payment history, the credit-worthiness of the borrower and review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. The allowance for losses on notes receivable was approximately $0.2 million at April 19, 2007. Additions to the allowance are charged to bad debt expense. This amount totaled $0 for the period January 1 – April 19, 2007 and for the year ended December 31, 2006.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Other Intangible Assets

Other intangible assets generally consist primarily of customer relationships, computer software and non-compete agreements, and are amortized using the straight-line method. Customer relationships are amortized over the life determined in the valuation of the particular acquisition. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements and are written off upon being fully amortized. The lives of other intangibles assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Other Assets

Other assets consist of investments held to maturity, debt issuance costs, notes receivable, deposits, cost and equity method investments and other long-term assets. Investments at April 19, 2007 included $34.5 million of Fulton County Taxable Economic Development Revenue Bonds purchased in connection with the capital lease for the Atlanta facility that became operational in the fourth quarter of 2003. The bonds will be held to maturity (December 1, 2017) and bear a fixed interest rate of 5 percent.

During 2006, AFC acquired a 15 percent interest in Finance Express LLC for $12.6 million in cash. Finance Express is a web-based company specializing in software to facilitate the origination of motor vehicle retail installment loan contracts between independent used vehicle dealers and lending institutions. In addition, the Company also receives certain fees from Finance Express for assistance in marketing its software product and services to independent used vehicle dealers. The Company evaluated its investment in Finance Express pursuant to Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company is currently not the primary beneficiary of the VIE and its risk of loss is limited, in all material respects, to its investment in Finance Express. Finance Express is a LLC that maintains specific capital accounts for each member. Therefore, the Company uses the equity method of accounting for this investment in accordance with the guidance in Emerging Issues Task Force (“EITF”) 03-16, Accounting for Investments in Limited Liability Companies, Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and SAB Topic D-46, Accounting for Limited Partnership Investments. The Company’s share of Finance Express’ earnings or losses is recorded in “Other income, net” in the Consolidated Statements of Income and was not material for the period ended April 19, 2007 and the year ended December 31, 2006.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Debt issuance costs reflect the expenditures incurred in the first half of 2004 to issue the $125 million senior subordinated notes and to obtain the bank credit facility. In addition, debt issue costs reflect the expenditures incurred in the third quarter of 2005 to amend and restate the bank credit facility. The debt issuance costs are being amortized over their respective lives to interest expense and had a carrying amount of $4.8 million at April 19, 2007.

Long-Lived Assets

ADESA applies SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management reviews its property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period when it is determined that the carrying amount of the asset may not be recoverable to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on the Company’s current business strategy, expected growth rates and estimated future economic and regulatory conditions.

Accounts Payable

Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in “Accounts payable” and amounted to $181.4 million at April 19, 2007.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in “Other accrued expenses” (current portion) and “Other liabilities” (long-term portion) at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties.

Revenue Recognition

Auction Services Group

Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Many of the vehicles that are sold at auction are consigned to the Company by the seller and held at the Company’s facilities. The Company does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, the Company records only its auction fees as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that the Company receives for its services are generally a fixed amount. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Dealer Services Group

AFC’s revenue is comprised primarily of securitization income and interest and fee income. As is customary for finance companies, AFC’s revenues are reported net of a provision for credit losses. The following table summarizes the primary components of AFC’s revenue:

	January 1 – April 19,	December 31,
Dealer Services Group Revenue (In millions)	2007	2006
Securitization income	$24.9	$75.1
Interest and fee income	20.3	68.4
Other revenue	1.2	0.7
Provision for credit losses	(0.5)	(0.2)

	$45.9	$144.0

Securitization income

Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. AFC generally sells its U.S. dollar denominated finance receivables through a revolving private securitization structure. Gains and losses on the sale of receivables are recognized upon transfer to the bank conduit facility.

Interest and fee income

Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. Dealers are also charged fees to floorplan a vehicle (“floorplan fee”) and to extend the terms of the receivable (“curtailment fee”). AFC fee income including floorplan and curtailment fees is recognized over the life of the finance receivable.

Loan origination costs

Loan origination costs incurred by AFC in originating floorplan receivables are capitalized at the origination of the customer contract. Such costs for receivables retained are amortized over the estimated life of the customer contract. Costs associated with receivables sold are included as a reduction in securitization income.

Income Taxes

The Company has filed a consolidated federal income tax return for the period ended April 19, 2007 and for the year ended December 31, 2006. The Company files state income tax returns in accordance with the applicable rules of each state. The Company accounts for income taxes under the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Earnings per Share

Earnings per share-basic is computed by dividing net income by the weighted average common shares outstanding during the year. Earnings per share-diluted represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options and unvested restricted stock. The effect of stock options on earnings per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculations.

Accounting for Stock-Based Compensation

Prior to 2006, ADESA applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based awards. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s stock options was equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, the Company did not recognize compensation expense for employee stock options that were granted in prior years. However, compensation expense was recognized on other forms of stock-based awards, including restricted stock units and performance based stock awards. SFAS 123(R), Share-Based Payment, replaces SFAS 123 and supersedes APB 25. The statement requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and therefore was not required to restate its financial results for prior periods. Under this transition method, as of January 1, 2006, ADESA began to apply the provisions of this statement to new and modified awards, as well as to the nonvested portion of awards granted and outstanding at the time of adoption using the fair value amounts determined for pro forma disclosure under SFAS 123.

The Company’s stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the retirement eligible age and meet certain service requirements with either ADESA and/or its former parent, ALLETE, automatically vest when an eligible employee retires from the Company. The Company has previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e., over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, by recognizing any remaining unrecognized compensation cost at the date of retirement. Following adoption of SFAS 123(R), new awards are subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for transitioning to the non-substantive vesting period approach. The Company has revised its approach to apply the non-substantive vesting period approach to all new grants after adoption, but continues to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. An additional requirement of SFAS 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, the Company recorded forfeitures when they occurred. Estimating forfeitures did not have a material impact on the determination of compensation expense.

As a result of adopting SFAS 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the year ended December 31, 2006, were $2.3 million and $1.4 million lower, respectively, than if the Company had continued to account for share-based awards under APB Opinion No. 25. Basic and diluted earnings per share from continuing operations were both $0.02 lower for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R).

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This change in classification did not have a significant impact on the Consolidated Statement of Cash Flows as the excess tax benefits recognized for the year ended December 31, 2006 were approximately $0.5 million.

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Note 4—Acquisitions

2006 Acquisitions

In February 2006, the Company completed the purchase of certain assets of the N.E. Penn Salvage Company, an independently owned salvage auction in northeast Pennsylvania. The purchased assets included the accounts receivables, operating equipment and customer relationships related to the auction. In addition, the Company entered into operating lease obligations related to the facility through 2016. Initial annual lease payments for the facilities total approximately $0.1 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In March 2006, the Company completed the acquisition of certain assets of Auction Broadcasting Company’s South Tampa used vehicle auction serving western and central Florida. The Company has renamed the auction ADESA Sarasota. The assets purchased included land and buildings, the related operating equipment, accounts receivable and customer relationships related to the auction. The auction is comprised of approximately 63 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Company did not assume any material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in the Company’s consolidated financial statements since the date of acquisition.

In September 2006, the Company acquired three independent salvage auctions in the state of Texas, providing the Company a presence in the second largest salvage market in the U.S. The auctions have been renamed ADESA Impact San Antonio, ADESA Impact Houston and ADESA Impact Dallas/Ft. Worth. The assets purchased included operating equipment, accounts receivable and customer relationships related to the auctions. In addition, the Company entered into operating lease obligations related to the facilities through 2011. Initial annual lease payments for the facilities total approximately $1.2 million per year. The Company did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for these acquisitions have been included in the Company’s consolidated financial statements since the date of acquisition.

ADESA acquired the five previously mentioned auctions for a total cost of $54.5 million, in cash. Purchase price allocations have been recorded for each acquisition. The purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $12.9 million to other intangible assets, representing the fair value of acquired customer relationships and non-compete agreements, which will be amortized over their expected useful lives of 3 to 15 years. The purchase price allocations resulted in aggregate goodwill of $23.3 million. The goodwill was assigned to the Auction Services Group reporting segment and is expected to be fully deductible for tax purposes. Pro forma financial results reflecting the acquisitions were not materially different from those reported.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 5—Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Auction Services Group reporting segment.

Net loss from discontinued operations for the period January 1 through April 19, 2007 and the year ended December 31, 2006 primarily includes interest on the vehicle importation business adverse judgment. At April 19, 2007 there were $0.0 million in assets and $7.2 million in liabilities related to discontinued operations. Liabilities at April 19, 2007 primarily represent the accrual of the importation adverse judgment, under appeal, and accrued interest on the award pursuant to Michigan law. For a complete discussion of the Importation litigation, see Note 21.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

	January 1 – April 19, 2007	December 31, 2006
Statements of Income
Operating revenues	$—	$—
Operating expenses	0.1	0.6

(Loss) before income taxes	(0.1)	(0.6)
Income taxes	—	0.1

(Loss) from discontinued operations	($0.1)	($0.5)

Net (loss) per share from discontinued operations—basic	$—	$—

Net (loss) per share from discontinued operations—diluted	$—	($0.01)

Note 6—Stock Plans

Equity and Incentive Plan

Prior to the merger transactions, ADESA had an equity and incentive plan under which employees were awarded stock options, restricted stock and other stock-based awards. As a result of the merger transactions on April 20, 2007, as discussed in Note 1, all outstanding options, restricted stock and restricted stock units became fully vested on the date of the merger. As such, approximately 3.4 million outstanding options to purchase shares of ADESA’s common stock were cancelled in exchange for payments in cash of $27.85 per underlying share, less the applicable option exercise price, resulting in net proceeds to holders of $18.6 million. In addition, approximately 0.3 million outstanding restricted stock and restricted stock units were cancelled in exchange for payments in cash of $27.85 per underlying share. The accelerated vesting of the options resulted in additional stock-based compensation expense of approximately $2.0 million and the accelerated vesting of restricted stock and restricted stock units resulted in additional stock-based compensation expense of approximately $2.8 million. This additional $4.8 million is included in the “Transaction expenses” line item of the Consolidated Income Statement for the period from January 1 through April 19, 2007.

Prior to the merger transactions, certain key employees of the Company and its subsidiaries participated in the ADESA, Inc. 2004 Equity and Incentive Plan (“the Plan”). The maximum number of shares reserved for the

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

grant of awards under the 2004 Equity and Incentive Plan was 8.5 million. There were approximately 2.9 million remaining shares available for grant under the Plan on December 31, 2006. The Plan provided for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have been stock options, restricted stock and restricted stock units.

The Company used its treasury stock to satisfy stock option exercises and stock distributions. At April 19, 2007 the Company held 4,093,395 shares of treasury stock.

The compensation cost that was charged against income for all plans was $6.4 million and $5.8 million for the period ended January 1 through April 19, 2007 and the year ended December 31, 2006. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $2.5 million and $2.2 million for the period January 1 through April 19, 2007 and the year ended December 31, 2006. The Company did not capitalize any stock-based compensation cost in the year ended December 31, 2006.

Stock Options

Stock options were granted under the Plan at an exercise price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vested in equal annual installments over three years with expiration not to exceed six years from the date of grant. The weighted average fair value of options granted was $8.54 per share for the year ended December 31, 2006. There were no option grants under the Plan in 2007. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2006
Risk-free interest rate	4.6 – 5.0%
Expected life—years	4
Expected volatility	38.0%
Dividend yield	1.15 – 1.18%

Risk-free interest rate—This is the yield on U.S. Treasury Securities posted at the date of grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected life—years—This is the period of time over which the options granted are expected to remain outstanding. Options granted by ADESA had a maximum term of six years, while the options converted from ALLETE to ADESA had a maximum term of ten years. An increase in the expected life will increase compensation expense.

Expected volatility—Actual changes in the market value of the Company’s stock are used to calculate the volatility assumption. Based on the Company’s limited time as a publicly traded company, a combination of historical volatility and the volatility of its comparable peer group was used to calculate expected volatility. An increase in the expected volatility will increase compensation expense.

Dividend yield—This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The following table summarizes stock option activity for the year ended December 31, 2006 and the period ended April 19, 2007:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	4,482,953	$22.09
Granted	338,507	$25.99
Exercised	(453,216)	$20.93
Forfeited or cancelled	(254,336)	$23.90

Outstanding at December 31, 2006	4,113,908	$22.43	3.9	$21.9

Exercisable at December 31, 2006	3,416,548	$22.10	3.8	$19.3

Outstanding at January 1, 2007	4,113,908	$22.43
Granted	—	NA
Exercised	(674,855)	$22.35
Forfeited or cancelled	(7,502)	$24.76

Outstanding at April 19, 2007	3,431,551	$22.44	3.6	$18.5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $27.75 and $27.82 on December 31, 2006 and April 19, 2007, respectively, that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised during the year ended December 31, 2006 was $2.1 million. The total intrinsic value of options exercised from January 1 through April 19, 2007 was $4.1 million. The fair value of all vested and exercisable shares at April 19, 2007 and December 31, 2006 was $83.9 million and $94.8 million.

As of December 31, 2006, there was approximately $2.4 million of total unrecognized compensation expense related to stock options granted which was expected to be recognized over a weighted average term of 1.8 years. This unrecognized compensation expense only includes the cost for those options expected to vest, as the Company estimated expected forfeitures in accordance with SFAS 123(R). When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as actual forfeitures. An increase in estimated forfeitures would decrease compensation expense.

As a result of the merger, the vesting of the options was accelerated and resulted in approximately $2.0 million of additional stock-based compensation expense. This additional $2.0 million is included in the “Transaction expenses” line item of the Consolidated Income Statement for the period January 1 through April 19, 2007.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is the value of ADESA’s stock at the date of grant, which ranges between $20.51 and $26.24 per share. The grants are contingent upon continued employment and vest over periods ranging from one to three years. Dividends, payable in stock, accrue on a portion of the grants and are subject to the same specified terms as the original grants. As of December 31, 2006, a total of 3,808 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The following table summarizes RSU activity, excluding dividend reinvestment units, for the year ended December 31, 2006 and the period ended April 19, 2007:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2006	227,769	$23.34
Granted	85,990	$26.02
Vested	(12,541)	$20.88
Forfeited	(19,523)	$23.89

RSUs at December 31, 2006	281,695	$24.23

Granted	93,407	$28.45
Vested	(25,661)	$24.44
Forfeited	(880)	$27.61

RSUs at April 19, 2007	348,561	$25.34

As of December 31, 2006, there was $2.1 million of total unrecognized compensation expense related to nonvested RSUs granted which was expected to be recognized over a weighted average term of 1.5 years. As a result of the merger, the vesting of the RSUs was accelerated and resulted in approximately $1.5 million of additional stock-based compensation expense. This additional $1.5 million is included in the “Transaction expenses” line item of the Consolidated Income Statement for the period January 1 through April 19, 2007.

The fair value of shares vested during the year ended December 31, 2006 was $0.3 million. The fair value of shares vested from January 1 through April 19, 2007 was $0.7 million.

Performance Based Restricted Stock Units

The Company’s 2006 long-term incentive plan included performance based restricted stock units whose future award was contingent upon annual 2006 income from continuing operations performance. In February 2007, the Company granted approximately 91,400 restricted stock units pursuant to the performance based component of the 2006 long-term incentive plan, with a grant date fair value of $28.59 per share. The RSU grants vest 33 percent in February 2008, 33 percent in February 2009 and 34 percent in February 2010. The Company accrued $0.9 million of expense through December 31, 2006 for the performance based RSUs. The amount is included in “Accrued employee benefits and compensation expenses” on the Consolidated Balance Sheet. As a result of the merger, the vesting of these restricted stock units was accelerated and resulted in approximately $1.3 million of additional stock-based compensation expense. This additional $1.3 million is included in the “Transaction expenses” line item of the Consolidated Income Statement for the period from January 1 through April 19, 2007.

Employee Stock Purchase Plan

Employees of the Company who meet certain eligibility requirements may participate in the ADESA, Inc. Employee Stock Purchase Plan (“ESPP”). Eligible participants are allowed to purchase shares of the Company’s common stock for 95 percent of the fair market value of a share of common stock on the New York Stock Exchange on the first trading day of each month. A participant’s combined payroll deductions, cash payments and reinvested dividends in the plan may not exceed $25 thousand per year. At December 31, 2006, approximately 26,000 shares had been issued under the ESPP plan and there were approximately 474,000 shares

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

of ADESA common stock available for grant under the Company’s ESPP plan. As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to grant any purchase rights or issue any common stock pursuant to the ESPP plan subsequent to the purchase period that ended December 31, 2006.

Note 7—Earnings Per Share

The following table sets forth the computation of earnings per share (in millions except share and per share amounts):

	January 1 – April 19, 2007	Year Ended December 31, 2006
Income from continuing operations	$27.0	$126.8
Loss from discontinued operations, net of income taxes	(0.1)	(0.5)

Net income	$26.9	$126.3

Weighted average common shares outstanding	90.62	89.87
Effect of dilutive stock options and restricted stock awards	0.76	0.37

Weighted average common shares outstanding and assumed conversions	91.38	90.24

Earnings per share—basic
Income from continuing operations	$0.30	$1.41
Loss from discontinued operations, net of income taxes	—	—

Net income	$0.30	$1.41

Earnings per share—diluted
Income from continuing operations	$0.29	$1.41
Loss from discontinued operations, net of income taxes	—	(0.01)

Net income	$0.29	$1.40

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period. Diluted earnings per share were calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to the Company’s stock-based employee compensation programs. Total options outstanding at April 19, 2007 and December 31, 2006 were 3.4 million and 4.1 million, respectively. Stock options with an exercise price per share greater than the average market price per share were excluded from the calculation of diluted earnings per share for all periods presented as including these options would have an anti-dilutive impact. Approximately 0.3 million options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2006. The Company’s policy for calculating the potential windfall tax benefit or shortfall for the purpose of calculating assumed proceeds under the treasury stock method excludes the impact of pro forma deferred tax assets related to partially or fully vested awards on the date of adoption.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 8—Allowance for Credit Losses and Doubtful Accounts

The following is a summary of the changes in the allowance for credit losses related to finance receivables held for investment (in millions):

April 19, 2007
Allowance for Credit Losses
Balance at beginning of period	$2.0
Provision for credit losses	0.5
Recoveries	0.1
Less charge-offs	(0.4)
Other	0.1

Balance at end of period	$2.3

AFC’s allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $3.9 million for estimated losses for loans sold by AFC Funding was recorded at April 19, 2007. These loans were sold to a bank conduit facility with recourse to AFC Funding and will come back on the balance sheet of AFC Funding at fair market value if they prove to become ineligible under the terms of the collateral arrangement with the bank conduit facility.

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

April 19, 2007
Allowance for Doubtful Accounts
Balance at beginning of period	$4.9
Provision for credit losses	0.4
Less net charge-offs	(0.3)

Balance at end of period	$5.0

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 9—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. Effective March 31, 2006, AFC and AFC Funding Corporation amended their securitization agreement to extend the expiration date of the agreement from June 30, 2008 to April 30, 2009. This agreement is subject to annual renewal of short-term liquidity by the liquidity providers and allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $600 million in undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $550 million at December 31, 2006. On February 12, 2007, committed liquidity was increased to $600 million. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

At April 19, 2007, AFC managed total finance receivables of $835.7 million, of which $731.8 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $525.0 million at April 19, 2007. Finance receivables include $59.5 million classified as held for sale and $179.0 million classified as held for investment at April 19, 2007. AFC’s allowance for losses of $2.3 million at April 19, 2007 include an estimate of losses for finance receivables held for investment. Additionally, accrued liabilities of $3.9 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at April 19, 2007. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility were used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of ADESA’s credit facility. At December 31, 2006, the Company was in compliance with the covenants contained in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	April 19, 2007 Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2007	Net Credit Losses During 2006
Floorplan receivables	$223.5	$4.1	$0.3	$0.7
Special purpose loans	15.0	0.9	—	—

Finance receivables held	$238.5	$5.0	$0.3	$0.7

Receivables sold	525.0

Retained interests in finance receivables sold	72.2

Total receivables managed	$835.7

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

	April 19, 2007	December 31, 2006
Proceeds from sales of finance receivables	$1,661.4	$4,646.8
Servicing fees received	$6.8	$16.1
Proceeds received on retained interests in finance receivables sold	$24.8	$113.0

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The Company’s retained interests in finance receivables sold amounted to $72.2 million at April 19, 2007. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 10—Goodwill and Other Intangible Assets

Goodwill consisted of the following (in millions):

April 19, 2007
Auction Services Group
ALLETE’s acquisition of ADESA	$113.4
Canadian Auction Group	100.4
Manheim Auctions	147.1
Auto Placement Center, Inc.	25.5
Impact Auto Auctions and Suburban Auto	35.4
Other	126.0

547.8
Dealer Services Group
ALLETE’s acquisition of ADESA	11.6

$559.4

The $1.6 million increase in goodwill through April 19, 2007 was primarily attributable to changes in the Canadian exchange rate.

A summary of other intangibles is as follows (in millions):

		April 19, 2007
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	7 – 25	$37.2	($9.0)	$28.2
Computer software	3 – 7	53.1	(34.6)	18.5
Other	1 – 10	2.1	(1.8)	0.3

Total		$92.4	($45.4)	$47.0

Amortization expense for other intangibles was $13.2 million for the year ended December 31, 2006. For the period January 1 through April 19, 2007 amortization expense for other intangibles was $3.9 million.

Estimated amortization expense for the next five years is $11.1 million for 2007, $6.3 million for 2008, $4.7 million for 2009, $4.2 million for 2010 and $3.5 million for 2011.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 11—Property and Equipment

Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	April 19, 2007
Land		$213.5
Buildings	10 – 40	252.4
Land improvements	10 – 20	155.2
Building and leasehold improvements	5 – 40	48.4
Furniture, fixtures and equipment	2 – 10	104.9
Vehicles and aircraft	3 – 12	10.4
Construction in progress		12.0

		796.8
Accumulated depreciation		(199.2)

Property and equipment, net		$597.6

Depreciation expense for the period January 1 through April 19, 2007, and the year ended December 31, 2006 was $12.0 million and $33.3 million.

In 2003, the Company entered into a capital lease for the new Atlanta auction facility in conjunction with the purchase of development revenue bonds. The assets included above under this capital lease are summarized below (in millions):

April 19, 2007
Classes of Property
Land	$12.9
Buildings	13.3
Land improvements	5.6
Furniture, fixtures and equipment	2.7

34.5
Accumulated depreciation	(5.5)

Capital lease assets	$29.0

Assets held under this capital lease are depreciated in a manner consistent with the Company’s depreciation policy for owned assets.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 12—Long-Term Debt

As discussed in Note 1, a portion of the proceeds from the merger transactions including the debt financing and the equity contribution from the sponsors were used to repay substantially all of the existing indebtedness (including accrued interest and prepayment penalties) of ADESA, excluding the Atlanta capital lease obligation, on April 20, 2007. Long-term debt consists of the following at (in millions):

	Interest Rate	Maturity	April 19, 2007
Term Loan A	LIBOR + 1.00%	06/30/2010	$97.5
$350 million revolving credit facility	LIBOR + 1.00%	06/30/2010	88.0
Atlanta capital lease obligation	5.0%	12/01/2013	34.5
Senior subordinated notes	7 5/8%	06/15/2012	125.0
Canadian line of credit	Prime + 0.25%	12/31/2007	—

Total debt			345.0
Less current portion of long-term debt			30.0

Long-term debt			$315.0

The weighted average interest rate on the Company’s variable rate debt was 6.4 percent at April 19, 2007. The weighted average interest rate on all borrowings at April 19, 2007 was 6.69 percent.

Amended and Restated Credit Agreement

On July 25, 2005, the Company entered into a $500 million credit facility, pursuant to the terms and conditions of an amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement has a five year term that expires on June 30, 2010. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $500 million. Borrowings under the Credit Agreement may be used to refinance certain of ADESA’s outstanding debt, to finance working capital, capital expenditures and acquisitions permitted under the Credit Agreement and for other corporate purposes. The Credit Agreement provides for a five year $150 million term loan and a $350 million revolving credit facility. The term loan will be repaid in 20 quarterly installments, with the final payment due on June 30, 2010. The revolving credit facility may be used for loans, and up to $25 million may be used for letters of credit. Letters of credit reducing the available line of credit were $15.1 million at April 19, 2007. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2010, at which time all amounts borrowed must be repaid.

The revolving credit facility and the term loan facility bear interest at a rate equal to LIBOR plus a margin ranging from 87.5 basis points to 150 basis points depending on the Company’s total leverage ratio. As of April 19, 2007, ADESA’s margin based on its leverage ratio was 100 basis points. The annualized effective interest rate for the period January 1 through April 19, 2007 was 7.31 percent.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is utilized in the calculation of the financial ratios contained in the covenants. At December 31, 2006, the Company was in compliance with the covenants contained in the credit facility. The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company’s Canadian subsidiaries.

Senior Subordinated Notes

Concurrent with the initial public offering, the Company offered 7 5 /8 percent senior unsecured subordinated notes with a principal amount of $125.0 million due June 15, 2012. Interest on the notes is payable semi-annually in arrears and commenced on December 15, 2004.

At any time prior to June 15, 2008, the notes may be redeemed in whole or in part at an early redemption price. The Company may redeem the notes at any time on or after June 15, 2008 at specified redemption prices. Prior to June 15, 2007, the Company may redeem up to 35 percent of the aggregate principal amount of the notes issued under the indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107 5/8 percent of the principal amount, plus accrued and unpaid interest, provided that: (a) at least 65 percent of the aggregate principal amount of the notes issued under the indenture remains outstanding immediately after the occurrence of the redemption and (b) redemption occurs within 90 days of the date of any such equity offering.

The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the credit facility. The incurrence of future senior debt is governed by certain limitations, including an interest coverage ratio exception. The notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments and incurring indebtedness, and selling assets. At December 31, 2006, the Company was in compliance with the covenants contained in the senior subordinated notes.

Canadian Line of Credit

A C$8 million line of credit is available to ADESA Canada. The line of credit bears interest at a rate equal to the prime rate plus a margin ranging from 0 to 25 basis points depending on the Company’s total leverage ratio. Letters of credit reducing the available line of credit were C$2.5 million at April 19, 2007. The line of credit is subject to renewal at the end of each calendar year and is guaranteed by ADESA, Inc.

Future Principal Payments

Aggregate future principal payments on long-term debt are as follows (in millions):

April 19, 2007
2007	$22.5
2008	30.0
2009	30.0
2010	103.0
2011	—
Thereafter	159.5

$345.0

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 13—Financial Instruments

The Company’s derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. In June 2004, the Company entered into an interest rate swap agreement with a notional amount of $105 million to manage its exposure to interest rate movements on its variable rate debt. The interest rate swap agreement contained amortizing provisions and matured in December 2006.

In November 2005, the Company entered into an interest rate swap agreement with a notional amount of $40 million to manage its exposure to interest rate movements on its variable rate credit facility. The swap was scheduled to mature in May 2008; however, ADESA terminated its $40 million interest rate swap on March 30, 2007, in anticipation of the pending merger and early repayment of its outstanding debt. The termination of the swap resulted in a gain of approximately $0.1 million.

The Company designates its interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2006 the fair value of the remaining interest rate swap agreement was a $0.2 million gain. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on interest rate swap agreements are included as a component of “Accumulated other comprehensive income”. At December 31, 2006, there was a net unrealized gain totaling $0.1 million, net of taxes of $0.1 million.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate swap agreements. The Company maintains cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. These investments consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Due to the nature of the Company’s business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of customers to which it grants credit terms in the normal course of business. In the event of nonperformance by counterparties to financial instruments the Company is exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Financial Instruments

The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under the Company’s short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.

The fair value of the Company’s notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to the Company for notes of similar maturities. As of April 19, 2007 the fair value of the Company’s notes receivable approximated the carrying value.

The fair value of the Company’s long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities. As of April 19, 2007 the fair value of the Company’s long-term debt approximated $352.8 million. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 14—Leasing Agreements

The Company leases property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with SFAS 13 Accounting for Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in “Accrued expenses” on the Consolidated Balance Sheet.

Total future minimum lease payments for non-cancellable operating leases with terms in excess of one year (excluding renewable periods) as of December 31, 2006 are as follows (in millions):

2007	$17.2
2008	14.7
2009	11.9
2010	10.4
2011	8.4
Thereafter	105.3

$167.9

Total lease expense for the period January 1 through April 19, 2007 and the year ended December 31, 2006 was $7.2 million and $23.6 million.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 15—Income Taxes

The components of the provision for income taxes are as follows for the periods ended (in millions):

	April 19, 2007	December 31, 2006
Income from continuing operations before income taxes:
Domestic	$37.8	$163.2
Foreign	14.1	41.2

Total	$51.9	$204.4

Income tax expense (benefit) from continuing operations:
Current:
Federal	$13.9	$61.1
Foreign	5.1	13.6
State	1.6	8.0

Total current provision	20.6	82.7

Deferred:
Federal	5.1	(2.5)
Foreign	(0.1)	0.6
State	(0.7)	(3.2)

Total deferred provision	4.3	(5.1)

Income tax expense from continuing operations	$24.9	$77.6

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows for the periods ended:

	April 19, 2007	December 31, 2006
Statutory rate	35.0%	35.0%
State and local income taxes, net	1.8%	1.5%
Merger related costs	5.3%	0.6%
International operations	3.7%	(0.4%)
Stock-based compensation	2.7%	0.0%
Other, net	(0.5%)	1.3%

Effective rate	48.0%	38.0%

During the 2007 period, the effective tax rate was adversely impacted by merger related costs and foreign repatriations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Deferred tax assets (liabilities) are comprised of the following at the period ended (in millions):

April 19, 2007
Gross deferred tax assets:
Allowances	$6.6
Accruals and liabilities	8.2
Employee benefits and compensation	13.2
Foreign tax credit carryover	5.9
State net operating loss carryforwards	6.2
Foreign credits	—
Other	0.9

Total deferred tax asset	41.0

Deferred tax asset valuation allowance	(0.9)

Total	40.1

Gross deferred tax liabilities:
Depreciation	(28.6)
Goodwill and intangibles	(40.9)
Transaction costs	(11.6)
Other	(0.2)

Total	(81.3)

Net deferred tax liabilities	($41.2)

The gross tax benefit from state net operating loss carryforwards expire as follows (in millions):

2007 (December 31, 2007)	$—
2008	0.3
2009	—
2010	0.1
2011	0.6
2012 to 2026	5.2

$6.2

Undistributed earnings of the Company’s foreign subsidiaries were approximately $25.6 million at April 19, 2007. Because these amounts have been or will be reinvested in properties and working capital, the Company has not recorded the deferred taxes associated with these earnings.

The Company made federal income tax payments, net of refunds, of $1.0 million up to April 19, 2007 and $49.7 million in 2006. State and foreign income taxes paid by the Company, net of refunds, up to April 19, 2007 and during 2006 totaled $6.7 million and $24.1 million.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement,

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. As a result of adopting FIN 48, the Company recorded an increase in liabilities of $1.7 million and a corresponding decrease in retained earnings.

Subsequent to the adoption of FIN 48, the Company had total unrecognized tax benefits of $15.7 million at January 1, 2007. The amount of unrecognized tax benefits at January 1, 2007, that if recognized, would affect the effective tax rate were $15.7 million.

The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes on the income statement. As of January 1, 2007, the Company had reserves totaling $2.9 million associated with interest and penalties, net of tax.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities in the U.S. and Canada. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000.

Note 16—Comprehensive Income

The components of comprehensive income are as follows for the periods ended (in millions):

	April 19, 2007	December 31, 2006
Net income	$26.9	$126.3
Other comprehensive income, net of tax
Foreign currency translation	8.4	(0.6)
Unrealized (loss) gain on interest rate swaps	(0.1)	(0.4)

Comprehensive income	$35.2	$125.3

The composition of “Accumulated other comprehensive income” at April 19, 2007 is the net unrealized gains or (losses) on interest rate swaps of $0.0 million and foreign currency translation adjustments of $57.9 million.

Note 17—Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires reporting of segment information that is consistent with the manner in which management operates and views the Company. In 2006, the Company implemented several organizational realignment and management changes intended to better position the Company to serve its diverse customer bases, accommodate anticipated growth and realize operational efficiencies across all business lines. The former auction and related services or “ARS” segment is now referred to as Auction Services Group (“ASG”). The former dealer financing segment is now referred to as Dealer Services Group (“DSG”). The Company’s operations are grouped into three operating segments: used

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

vehicle auctions, Impact salvage auctions and AFC. The Company aggregates its three operating segments into two reportable business segments: ASG and DSG. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations. The realignment had no impact on aggregation of financial information at the reportable segment level.

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

Financial information regarding the Company’s reportable segments is set forth below for the period ended January 1—April 19 (in millions):

2007	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$325.4	$45.9	$—	$371.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	177.7	9.6	—	187.3
Selling, general and administrative	69.0	6.9	9.6	85.5
Depreciation and amortization	14.7	0.9	0.3	15.9
Transaction expenses	4.2	0.7	19.9	24.8

Total operating expenses	265.6	18.1	29.8	313.5

Operating profit (loss)	59.8	27.8	(29.8)	57.8
Interest expense	0.6	—	7.2	7.8
Other (income) expense, net	(2.5)	1.1	(0.5)	(1.9)

Income (loss) from continuing operations before income taxes	61.7	26.7	(36.5)	51.9
Income taxes	22.2	10.5	(7.8)	24.9

Income (loss) from continuing operations	$39.5	$16.2	($28.7)	$27.0

Assets	$1,697.1	$388.6	$133.8	$2,219.5

Capital expenditures	$11.1	$0.2	$—	$11.3

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Financial information regarding the Company’s reportable segments is set forth below for the year ended December 31, (in millions):

2006	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$959.9	$144.0	$—	$1,103.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	535.4	28.4	—	563.8
Selling, general and administrative	215.9	21.2	22.1	259.2
Depreciation and amortization	42.2	3.5	0.8	46.5
Aircraft charge	—	—	3.4	3.4
Transaction expenses	—	—	6.1	6.1

Total operating expenses	793.5	53.1	32.4	879.0

Operating profit (loss)	166.4	90.9	(32.4)	224.9
Interest expense	4.3	—	23.1	27.4
Other (income) expense, net	(5.4)	1.0	(2.5)	(6.9)

Income (loss) from continuing operations before income taxes	167.5	89.9	(53.0)	204.4
Income taxes	64.3	32.7	(19.4)	77.6

Income (loss) from continuing operations	$103.2	$57.2	($33.6)	$126.8

Assets	$1,628.5	$345.2	$1.6	$1,975.3

Capital expenditures	$36.6	$0.5	$—	$37.1

Geographic Information

Most of the Company’s operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company’s operations is set forth below (in millions):

	January 1 – April 19, 2007	December 31, 2006
Operating revenues
U.S.	$300.8	$870.3
Foreign	70.5	233.6

	$371.3	$1,103.9

Long-lived assets
U.S.	$1,043.0
Foreign	168.5

	$1,211.5

The Company does not have any major customers as defined by SFAS 131.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 18—Dividends

In 2006, the Company paid a quarterly dividend of $0.075 per common share for an annual amount of $0.30 per common share. As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to pay any dividends to holders of its common stock while the merger was pending. Payment of future dividends and the continuation of the dividend reinvestment plan will be at the discretion of the board of directors in accordance with applicable law after taking into account various factors, including ADESA’s financial condition, operating results, current and anticipated cash needs, plans for expansion and other contractual restrictions with respect to the payment of dividends.

Note 19—Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company currently matches 100 percent of the amounts contributed by each individual participant up to 3 percent of the participant’s compensation and 50 percent of the amounts contributed between 3 percent and 5 percent of the participant’s compensation. Participants are 100 percent vested in the Company’s contributions. During 2006 the Company contributed $4.6 million. For the period January 1 through April 19, 2007 the Company contributed $1.7 million.

Note 20—Transactions with Former Parent

In connection with the initial public offering, ALLETE and the Company delivered agreements governing various interim and ongoing relationships. These agreements included a master separation agreement, a tax sharing agreement, an employee and director matters agreement and a joint aircraft ownership and management agreement.

The Company and ALLETE entered into a tax sharing agreement, effective on the date of the spin-off, which governs ALLETE’s and the Company’s respective rights, responsibilities and obligations after the spin-off with respect to taxes. Under the tax sharing agreement, the Company will indemnify ALLETE for tax liabilities that are allocated to the Company for periods prior to the spin-off. The amount of taxes allocated to ADESA for such periods is the amount that the Company and its subsidiaries would have been required to pay under the previous agreements in place with ALLETE, determined in accordance with past practice.

The Company has agreed in this tax sharing agreement that the Company will indemnify ALLETE for any taxes arising out of the failure of the spin-off to qualify as tax-free distribution to ALLETE and the ALLETE shareholders as a result of the Company’s actions or inaction, and 50 percent of any such taxes that do not result from the actions or inaction of either the Company or ALLETE. The Company will share with ALLETE the right to control the disposition of any audits, litigation or other controversies with any taxing authorities regarding such taxes.

The Company entered into an employee and director matters agreement with ALLETE that governs the allocation of responsibilities related to employee benefit plans provided by ALLETE to the Company’s employees and directors and the allocation of liability relating to employees and directors of ALLETE and the Company in connection with the initial public offering and the subsequent spin-off by ALLETE. In general, ALLETE is responsible for all liabilities relating to employees and directors of ALLETE, and the Company will be responsible for all liabilities relating to its employees and directors as of the date of the initial public offering.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The agreement also addresses treatment of liabilities in respect of those ALLETE employees and directors that have become employees and directors of the Company. Under the agreement, the Company’s employees ceased to participate in any ALLETE pension plan as of the date of the initial public offering and ceased to participate in any ALLETE equity plan, including the employee stock purchase plan, as of the date of the spin-off. Any transferring employees and directors received credit under each of the Company’s applicable benefit plans for past service with ALLETE. The agreement also sets forth the treatment of ALLETE stock options and performance shares held by employees and directors of ALLETE and the Company as of the time of the spin-off.

In 2004, ALLETE contributed a 70 percent ownership interest in two aircraft previously owned by ALLETE. On November 2, 2006, the Company received written notice of ALLETE, Inc.’s election to withdraw from joint ownership of two corporate aircraft and terminate the Joint Aircraft Ownership and Management Agreement between ALLETE, Inc. and the Company dated as of June 4, 2004 (the “Aircraft Agreement”). The Aircraft Agreement sets forth the terms and conditions relating to the duties and responsibilities of ALLETE and the Company with respect to two aircraft previously owned by ALLETE. In addition, pursuant to the Aircraft Agreement, ALLETE contributed a 70 percent ownership interest in each of the two aircraft to the Company. Upon termination of the Aircraft Agreement, each owner is entitled to 100 percent ownership interest in, and title to, one of the aircraft. As a result of the termination of the Aircraft Agreement, the Company recorded a non-cash pretax charge of $3.4 million in the fourth quarter of 2006 representing a reduction of ownership interests in the aircraft and other costs associated with the termination of the Aircraft Agreement.

Note 21—Commitments and Contingencies

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” and “Other liabilities” were $2.1 million at April 19, 2007. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

The Company stores a significant number of vehicles owned by various customers and consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the eventual sale or other disposition; however, the Company is generally not liable for damage related to severe weather conditions, natural disasters or other factors outside of the Company’s control. Loss is possible; however, at this time management cannot estimate a range of loss that could occur. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These vehicles are consigned to the Company and are not included in the Consolidated Balance Sheets.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

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

As noted above, the Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below.

ADESA Impact Taunton facility

In December 2003, the Massachusetts Department of Environmental Protection (“MADEP”) identified the Company as a potentially responsible party regarding contamination of several private drinking water wells in a residential development that abuts the Taunton, Massachusetts salvage auction facility operated by the Company. The wells had elevated levels of methyl tertiary butyl ether (“MTBE”). MTBE is a chemical compound added to gasoline to reduce environmental emissions. In 2005, the EPA preliminarily identified MTBE as a “likely” carcinogen.

The Company engaged GeoInsight, Inc. an environmental services firm, to conduct tests of the soil, groundwater and ambient air on and adjacent to the Company’s salvage auction site. The results of the soil and water tests indicated levels of MTBE exceeding MADEP standards with respect to certain residential properties. In response to the empirical findings, the Company, with the approval of the MADEP, installed granular activated carbon filtration systems in thirty-three residences that may be impacted by MTBE.

In January 2004, the Company submitted an immediate response action plan (“IRA”) to the MADEP describing the initial activities the Company performed, and the additional measures that the Company used to further assess the existence of any imminent hazard to human health. In addition, as required by the MADEP, the Company has conducted an analysis to identify sensitive receptors that may have been affected, including area schools and municipal wells. Based on the analyses conducted, the Company has advised the MADEP that it believes that an imminent hazard condition does not exist. The Company is submitting periodic status updates to the MADEP.

The salvage auction facility was acquired from Auto Placement Center, Inc. in 2001. Although the primary releases of gasoline and MTBE may have preceded the Company’s acquisition of the Taunton salvage site, the Company voluntarily agreed to several remediation measures including the construction of a municipal waterline to serve the residents of the area. The construction of the waterline was completed in the first quarter of 2005. In the second quarter of 2005, the Company entered into a settlement agreement with its environmental insurance carrier with respect to certain coverage matters which were in dispute relating to the Taunton site. The payment that was made to the Company under the settlement agreement was not material to the Company’s results of operations or financial condition. The Company has released its insurance carrier from any further claims with respect to environmental conditions at the Taunton site.

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No.2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA’s alleged negligence, trespass, and

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at the Company’s Taunton salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences, (2) well contamination, (3) damage to and loss of use of their property, (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

In September 2006, ADESA Impact reached a settlement agreement with plaintiffs’ counsel whereby ADESA Impact has agreed to pay each of the thirty-four households $38,000 for an aggregate payment totaling $1.3 million to resolve all pending litigation and asserted claims related to the alleged release of gasoline and MTBE into ground water at ADESA Impact’s Taunton salvage facility. In January 2007, the settlement agreement was finalized and the federal district court formally dismissed the litigation.

At April 19, 2007 an accrual of $0.4 million remained with respect to the Taunton matter. This amount is included in the $2.1 million liability accrued for environmental matters at April 19, 2007.

ADESA Importation Services, Inc. Litigation

In January, 2002, Johnny Cooper (“Cooper”), a former manager of ADESA Importation Services, Inc. (“AIS”), a wholly owned subsidiary of the Company, filed suit against the Company and AIS (collectively “ADESA”) in the Circuit Court of the State of Michigan, County of Genesee, alleging breach of contract and breach of other oral agreements related to AIS’s purchase of International Vehicle Importers, Inc. in December 2000. Cooper was the controlling shareholder who sold the business to AIS in 2000. AIS filed a counterclaim against Cooper including allegations of breach of contract, breach of fiduciary duty and fraud. Pursuant to Michigan law, the case was originally evaluated by an independent three attorney panel which awarded Cooper damages of $153,000 for his claims and awarded ADESA damages of $225,000 for its counterclaims. Cooper rejected the panel’s decision resulting in a jury trial. In June 2004, the jury awarded Cooper damages of $5.8 million related to the allegation that ADESA breached oral agreements to provide funding to AIS. The jury also found in favor of ADESA on three of its counterclaims including breach of contract, breach of fiduciary duty and fraud and awarded ADESA $69,000. In July 2004, the Genesee County Circuit Court entered judgment for Cooper in the amount of $6,373,812, netting the amount of the damages and awarding the plaintiff prejudgment interest. In October 2004, the Genesee County Circuit Court denied post-judgment motions made by ADESA for a new trial and/or reduction in the damages. In November 2004, the Company filed a Claim of Appeal with the Michigan Court of Appeals. Both parties subsequently submitted their respective appellate briefs to the Michigan Court of Appeals.

In December 2005, the Company filed a motion for peremptory reversal requesting the Michigan Court of Appeals to reverse the judgment on the grounds that Cooper’s oral side agreement claim was barred, as a matter of law, by the merger provisions of the asset purchase agreement that was entered into in 2000 in connection with the sale of the business to AIS. In March 2006, the Company was notified that the Court of Appeals denied the motion on the grounds that it failed to persuade the Court of the existence of manifest error requiring reversal without argument for formal submission. In April 2006, the parties presented their respective oral arguments to a three judge panel of the Court of Appeals. In August 2006, the Michigan Court of Appeals issued an unpublished opinion affirming the judgment against ADESA. In September 2006, ADESA filed a Motion for Reconsideration with the Michigan Court of Appeals. In October 2006, the Michigan Court of Appeals denied ADESA’s Motion for Reconsideration. In December 2006, following unsuccessful appeal of the verdict through the Michigan Court of Appeals, ADESA filed its application for leave to appeal the decision to the Michigan Supreme Court (Case No. 132630). As a result, the parties filed their respective briefs with the Michigan Supreme Court as to the issue

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

of whether ADESA should be permitted to appeal the lower court decision to the Michigan Supreme Court. In April 2007, the Michigan Supreme Court granted ADESA’s application for leave to appeal. The parties initiated settlement discussions as of July 2007.

The Company discontinued the operations of AIS, its vehicle importation business, in February 2003. At April 19, 2007, the Company had an accrual totaling $7.2 million ($5.8 million award plus accrued interest of $1.4 million) as a result of the jury trial verdict. As noted above, the post-merger management team decided to initiate settlement discussions in July 2007, to eliminate the distraction, burden and expense of further litigation. In October 2007, the Company reached a settlement with Cooper for $3.75 million. The settlement was included with the accounting for the merger transactions as the settlement was based on decisions implemented by the post-merger management team. As such, the amounts recorded in the consolidated financial statements for periods prior to the settlement have not been adjusted.

Auction Management Solutions, Inc.

In March 2005, Auction Management Solutions, Inc. (“AMS”) filed a lawsuit against ADESA, Inc. in U.S. District Court alleging infringement of a patent that pertains to a system and methods that allow remote bidders to participate in a traditional-style, live auction with onsite bidders. The AMS complaint was served upon ADESA in July 2005. The complaint seeks unspecified damages, attorneys’ fees and costs and injunctive relief; however, AMS has provided ADESA with an estimate of damages of approximately $6.1 million. The Company continues to vigorously defend itself against the infringement allegations. At April 19, 2007 the litigation is in discovery.

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

Litigation Regarding the Merger

In January 2007, Gerald Ortsman filed a lawsuit against ADESA, its directors and the group of private equity funds, including affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital, that acquired the Company in the Delaware Court of Chancery.

In March 2007, ADESA and each of the equity funds entered into a settlement agreement with the plaintiff solely because the settlement would eliminate the distraction, burden and expense of further litigation. As part of the settlement, ADESA amended and supplemented its definitive proxy statement filed with the Securities and Exchange Commission on February 16, 2007 to include certain additional disclosure. The proxy supplement was also mailed to stockholders of record. In addition, ADESA agreed to pay the plaintiff $340,000 for fees and expenses.

SEC Informal Inquiry

In December 2003, the staff of the SEC initiated an informal inquiry relating to ALLETE’s internal audit function and the internal financial reporting of ALLETE (ADESA’s former parent), ADESA, AFC, a wholly owned subsidiary of ADESA, and the loan loss methodology at AFC. ALLETE and the Company fully and voluntarily cooperated with the informal inquiry and sent a response to the SEC in February 2004. Management believes that the Company has acted appropriately and that this inquiry will not result in action that has a material adverse impact on the Company or its reported results of operations. The Company has had no further inquiries or correspondence with the SEC regarding this matter since the first quarter of 2004.

ADESA, Inc.

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Other Matters

Cheryl Munce, former Executive Vice President of the Company and President of ADESA Impact, elected to depart from the Company on May 26, 2006. Brian Warner, former Vice President of the Company and President of ADESA Canada Corporation, departed the Company on May 19, 2006. In August 2006, Cheryl Munce filed a Statement of Claim in the Ontario Superior Court of Justice against ADESA, Inc., Impact Auto Auction Ltd., Automotive Recovery Services, Inc. d/b/a ADESA Impact, and ADESA Auctions Canada Corporation d/b/a ADESA Canada (collective referred to as “ADESA”) alleging wrongful and/or constructive dismissal from employment and claiming monetary damages in excess of CDN $2.5 million including punitive damages and costs of the action. In September 2006, Brian Warner filed a Statement of Claim in the Ontario Superior Court of Justice against ADESA, Inc. and ADESA Auctions Canada Corporation d/b/a ADESA Canada (collectively referred to as “ADESA”) alleging wrongful dismissal from employment. In 2008, the Company reached a settlement with both Ms. Munce and Mr. Warner.

Note 22—Quarterly Financial Data (Unaudited)

Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2006 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$285.6	$275.9	$272.9	$269.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	144.2	137.7	137.8	144.1
Selling, general, and administrative expenses	66.9	63.8	64.7	63.8
Depreciation and amortization	10.8	11.0	12.1	12.6
Aircraft charge	—	—	—	3.4
Transaction expenses	—	—	—	6.1

Total operating expenses	221.9	212.5	214.6	230.0

Operating profit	63.7	63.4	58.3	39.5
Interest expense	7.0	7.1	7.1	6.2
Other income, net	(1.7)	(1.8)	(1.8)	(1.6)

Income from continuing operations, before income taxes	58.4	58.1	53.0	34.9
Income taxes	22.1	21.9	18.6	15.0

Income from continuing operations	36.3	36.2	34.4	19.9
Discontinued operations	—	(0.1)	(0.3)	(0.1)

Net income	$36.3	$36.1	$34.1	$19.8

Basic earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.40	$0.40	$0.38	$0.22
Discontinued operations	—	—	—	—

	$0.40	$0.40	$0.38	$0.22

Diluted earnings per share of common stock (Notes 3 and 7)
Continuing operations	$0.40	$0.40	$0.38	$0.22
Discontinued operations	—	—	—	—

	$0.40	$0.40	$0.38	$0.22

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Insurance Auto Auctions, Inc.:

We have audited the accompanying consolidated balance sheet of Insurance Auto Auctions, Inc. and subsidiaries as of April 19, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period ended April 19, 2007 and the year ended December 31, 2006. These consolidated financial statements are the responsibility of the management of Insurance Auto Auctions, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Auto Auctions, Inc. and subsidiaries as of April 19, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period ended April 19, 2007 and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” and effective December 26, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.”

/s/ KPMG LLP

Chicago, Illinois

March 26, 2008

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands)

	January 1 – April 19, 2007	Year Ended December 31, 2006
Revenues:
Fee income	$101,669	$281,833
Vehicle sales	13,119	50,117

	114,788	331,950

Cost of sales:
Branch cost	71,269	211,098
Vehicle cost	11,222	43,820

	82,491	254,918

Gross margin	32,297	77,032

Operating expense:
Selling, general and administrative	21,416	50,913
Loss (gain) on sale of property and equipment	(27)	9
Loss (gain) related to flood	(77)	3,529

	21,312	54,451

Income from operations	10,985	22,581

Other (income) expense:
Interest expense	10,023	30,596
Loss on early extinguishment of debt	—	1,300
Other income	(122)	(460)

Income (loss) before income taxes	1,084	(8,855)
Income taxes	1,454	(1,676)

Net loss	$(370)	$(7,179)

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Balance Sheet

(dollars in thousands except per share amounts)

April 19, 2007
Assets
Current assets
Cash and cash equivalents	$13,039
Accounts receivable, net	56,945
Inventories	18,540
Income taxes receivable	806
Deferred income taxes	10,102
Other current assets	6,638

Total current assets	106,070

Property and equipment, net	80,737
Intangible assets, net	144,402
Goodwill	241,895
Other assets	9,647

$582,751

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$33,729
Accrued liabilities	13,371
Accrued interest	3,005
Obligations under capital leases	217
Current installments of long-term debt	1,950

Total current liabilities	52,272
Deferred income taxes	36,127
Other liabilities	12,350
Senior notes	150,000
Long-term debt, excluding current installments	192,075

Total liabilities	442,824

Shareholders’ equity
Additional paid-in capital	154,096
Accumulated other comprehensive gain	2
Accumulated deficit	(14,171)

Total shareholders’ equity	139,927

Total liabilities and shareholders’ equity	$582,751

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except number of shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Compensation (Restricted Stock)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Number of Shares	Amount
Balance at December 25, 2005	100	$—	$149,458	$—	$—	$—	$(5,434)	$144,024

Net loss	—	—	—	—	—	—	(7,179)	(7,179)
Other comprehensive loss, net of tax:
Change in fair value of interest cap (net of tax $12)	—	—	—	—	—	20	—	20

Comprehensive loss	—	—	—	—	—	—	—	(7,159)
Adjustment to initially apply SAB 108, net of tax	—	—	—	—	—	—	(1,188)	(1,188)
Share-based compensation expense	—	—	1,749	—	—	—	—	1,749
Contributed capital	—	—	150	—	—	—	—	150

Balance at December 31, 2006	100	$—	$151,357	$—	$—	$20	$(13,801)	$137,576

Net loss	—	—	—	—	—	—	(370)	(370)
Other comprehensive loss, net of tax:
Change in fair value of interest cap (net of tax $12)	—	—	—	—	—	(18)	—	(18)

Comprehensive loss	—	—	—	—	—	—	—	(388)
Share-based compensation expense	—	—	2,739	—	—	—	—	2,739

Balance at April 19, 2007	100	$—	$154,096	$—	$—	$2	$(14,171)	$139,927

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	January 1 – April 19, 2007	Year Ended December 31, 2006
Cash flows from operating activities
Net loss	$(370)	$(7,179)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Loss on change in fair market value of interest rate cap	(18)	—
Depreciation and amortization	8,372	25,524
(Gain) loss on disposal of fixed assets, including disposal of assets as a result of the Texas flood in 2006	(31)	759
Loss on early extinguishment of debt	—	1,300
Share-based compensation expense	2,739	1,749
Deferred income taxes	1,209	(2,379)
(Increase) decrease in:
Accounts receivable, net	(339)	(6,081)
Income tax receivable	322	1,984
Inventories	614	1,349
Other current assets	512	973
Other assets	(603)	26
Decrease in:
Accounts payable	(3,786)	(635)
Accrued liabilities	(3,233)	(440)

Net cash provided (used) by operating activities	5,388	16,950

Cash flows from investing activities
Capital expenditures	(5,386)	(17,520)
Payments made in connection with acquisitions, net of cash acquired	(450)	(91,134)
Proceeds from disposal of property and equipment	47	1,383

Net cash used in investing activities	(5,789)	(107,271)

Cash flows from financing activities
Contributed capital	—	150
Payment of financing and other fees	—	(1,491)
Principal payments of long-term debt	(488)	(33,711)
Principal payments on capital leases	(112)	(367)
Issuance of term loan	—	113,898

Net cash provided by (used in) financing activities	(600)	78,479

Net decrease in cash and cash equivalents	(1,001)	(11,842)
Cash and cash equivalents at beginning of period	14,040	25,882

Cash and cash equivalents at end of period	$13,039	$14,040

Supplemental disclosures of cash flow information:
Cash paid or refunded during the period for:
Interest	$9,441	$28,634

Income taxes paid	$368	$699

Income taxes refunded	$550	$1,966

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 19, 2007 and December 31, 2006

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

Background

IAAI operates in a single business segment—providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. On May 25, 2005, the Company completed merger transactions, which are described in detail in Note 2. The merger transactions resulted in a new basis of accounting under Statement of Financial Accounting Standards No. 141.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represents an investment in a money market fund. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The balance in money market funds as of April 19, 2007 is zero.

Fiscal Periods

Fiscal year 2006 consists of 53 weeks and ended on December 31, 2006. The additional week occurred in the fourth quarter. As described in detail in Note 14, Axle Holdings merged with ADESA, Inc. on April 20, 2007. Due to the closing date of the ADESA merger, April’s fiscal month close is April 19, 2007, consisting of 16 weeks.

Revenue Recognition

Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight line basis and certain buyer-related fees, which are recognized when payment is received.

Inventories

Inventories are stated at the lower of cost or estimated realizable value. Cost includes the cost of acquiring ownership of total loss and recovered theft vehicles, charges for towing and, less frequently, reconditioning costs. The costs of inventories sold are charged to operations based upon the specific-identification method.

Leases

The Company leases real estate and certain equipment. Some of the leases contain clauses that either reduce or increase the amount of rent paid in future periods. The rent expense for these leases is recognized on a straight-line basis over the lease term.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Disclosures About Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and long-term debt. The fair values of these instruments approximate their carrying values other than long-term debt. As of April 19, 2007, the fair value of the Company’s 11% Senior Notes due 2013 was $174.5 million, and the fair value of the Company’s term loan under its senior credit facilities was $194.0 million. As of April 19, 2007, the carrying value of the Company’s 11% Senior Notes due 2013 was $150.0 million, and the carrying value of the Company’s term loan under its senior credit facilities was $194.0 million.

Goodwill

The Company tests goodwill for impairment annually during the second quarter and continually reviews whether a triggering event has occurred to determine whether the carrying value exceeds the fair value. The fair value is based generally on discounted projected cash flows, but the Company also considers factors such as comparable industry price multiples. The Company employs cash flow projections that it believes to be reasonable under current and forecasted circumstances. The annual impairment test of goodwill is performed in the second quarter of each year. As of April 19, 2007, there were no events or other indications which require an impairment test in advance of the second quarter annual impairment test. The fiscal 2006 annual test did not indicate any impairment.

Intangibles

Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of supplier relationships, trade names, software and covenants not to compete. These costs are being amortized over periods ranging from one to twenty years on a straight-line basis. The annual impairment test of intangible assets is performed in the second quarter of each year. As of April 19, 2007, there were no events or other indications which require an impairment test in advance of the second quarter annual impairment test. The fiscal 2006 annual test did not indicate any impairment.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the assets carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, the Company may be required to reduce the carrying amount of an asset to its fair value. Fair value would be determined by discounting estimated cash flows.

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results may differ from these estimates.

Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to 40 years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the lease term, whichever is less.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. The effect of a rate change on deferred tax assets and liabilities is recognized in the period of enactment.

Credit Risk

Vehicles are sold generally for cash; therefore, very little credit risk is incurred from the selling of vehicles. Receivables arising from advance charges made on behalf of vehicle suppliers, most of which are insurance companies, are generally satisfied from the net proceeds payable to the vehicle suppliers. A small percentage of vehicles sold do not have sufficient net proceeds to satisfy the related receivables, and in these cases, the receivable is due from the vehicle suppliers. Management performs regular evaluations concerning the ability of its customers and suppliers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company’s credit losses for the periods presented are insignificant and have not exceeded management’s estimates.

Significant Providers of Salvage Vehicles

For the fiscal period ended April 19, 2007, two automobile insurance providers were individually responsible for providing 15.2% and 13.1%, respectively, of the salvage vehicles sold by the Company. Although these insurance companies represent a significant source of vehicles sold at auction, the Company’s relationships with the insurance companies are distributed throughout regional offices. None of the individual regions of the respective insurance company or person within the insurance company were responsible for vehicle assignments representing over 10% of the units sold as of April 19, 2007.

Stock Based Compensation

The matter discussed in this Note should be read in conjunction with the information contained in Note 9. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. On December 26, 2005, the Company adopted the provisions of SFAS 123R using the prospective method. Under the prospective method, the Company accounted for awards outstanding as of December 25, 2005 using the accounting principles originally applied, SFAS 123 and APB 25. For awards issued after December 25, 2005 and for awards modified after December 25, 2005, the Company accounts for awards at fair value using the accounting principles under SFAS 123R. The Company is permitted to apply the modified prospective method under SFAS 123R because the Company elected to use the minimum value method of measuring share options for pro forma disclosure purposes under SFAS 123 in prior periods. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more compensation expense in its Statement of Operations under SFAS 123R for periods beginning on or after December 25, 2005.

SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options. Accordingly, compensation expense was recognized when the stock price at the time of the grant exceeded the exercise price. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the recording of compensation expense at the grant date for employee stock options. The effect of adopting SFAS 123R was to record compensation expense of $0.4 million ($0.3 million after tax) for the year ended December 31, 2006.

There was no material impact to the Company’s operating or financing cash flow or net loss in the period of adoption. When applying the prospective method, the Company is not permitted to provide pro forma disclosures as was previously required under SFAS 123. As a result of the merger transactions described in Note 2 below, the Company’s capital structure and its stock compensation plans changed significantly.

Comprehensive Loss

Comprehensive loss consists of net loss and the change in fair value of the Company’s interest rate hedge for the period ended April 19, 2007 and the year ended December 31, 2006 as follows (dollars in thousands):

	January 1 – April 19, 2007	December 31, 2006
Net loss	$(370)	$(7,179)
Other comprehensive income (loss)
Change in fair value of interest cap	(24)	31
Income tax expense (benefit)	6	(11)

Comprehensive loss	$(388)	$(7,159)

Capitalized Software Costs

The Company capitalizes certain internal use computer software costs, after management has determined the project will be complete and the software will perform its intended function in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized utilizing the straight-line method over the economic lives of the related assets not to exceed five years.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statements No. 133 (“SFAS 133”), “Accounting for Derivative Instrument and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 eliminates the exemption of applying SFAS 133 to interests in securities and financial assets so that similar instruments are accounted for similarly regardless of the term of the instruments. The Company adopted this new accounting standard on January 1, 2007. The adoption of SFAS 155 did not have a material impact on its financial statements.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. The Company adopted this new accounting standard on January 1, 2007. The adoption of SFAS 156 did not have a material impact on its financial statements.

In March 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. The statement seeks to clarify the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. The Company adopted this new standard on January 1, 2007. The impact of the adoption of FIN 48 did not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106 and 132(R). The statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to apply SFAS 158 as of December 31, 2007. The Company is currently evaluating the impact of the adoption of SFAS 158 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 on December 31, 2006, which resulted in a cumulative effect adjustment to its opening fiscal 2006 balance sheet. The adjustment included a $1.9 million increase in accrued liabilities, a $0.7 million increase in deferred income tax assets and a $1.2 million reduction in retained earnings. Those adjustments includes the cumulative difference between recording annual buyer registration revenue on a straight-line basis versus the previous Company policy of recording the revenue as received, which increased accrued liabilities and deferred tax asset by $2.2 million and $0.8 million, respectively, and the cumulative difference of the exclusion of certain paid claims to determine insurance claim accruals, which decreased accrued liabilities and deferred taxes by $0.3 million and $0.1 million, respectively. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items using the “rollover” method was immaterial to the prior years’ statements of operations and cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The effective date is the entity’s first fiscal year that begins after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The Company is currently evaluating the impact of the adoption.

Note 2—Basis of Organization and Presentation

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

IAAI used the net proceeds of these financings and equity contributions to (i) fund the cash consideration payable to the Company’s shareholders and option holders under the merger agreement; (ii) repay outstanding principal and accrued interest under the Company’s prior credit facility; and (iii) pay related transaction fees and expenses. The merger was recorded in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company recorded its assets and liabilities at their estimated fair values derived from management’s estimates and judgment based upon valuations and information currently available.

Note 3—Accounts Receivable

Accounts receivable consists of the following:

April 19, 2007
Unbilled receivables	$42,335
Trade accounts receivable	14,603
Other receivables	460

57,398
Less allowance for doubtful accounts	(453)

$56,945

Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and proceeds to be collected from both insurance companies and buyers.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Note 4—Property and Equipment

Property and equipment consists of the following:

April 19, 2007
Land	$5,051
Buildings and improvements	6,566
Equipment and other	36,496
Leasehold improvements	57,588

105,701
Less accumulated depreciation and amortization	(24,964)

$80,737

Depreciation expense was $4.8 million for the period ended April 19, 2007. Depreciation expense was $14.1 million for the period ended December 31, 2006.

Note 5—Goodwill and Other Intangibles

The Company tests goodwill for impairment annually during the second quarter and continually reviews whether a triggering event has occurred to determine whether the carrying value exceeds the fair value. The fair value is based generally on discounted projected cash flows, but the Company also considers factors such as comparable industry price multiples. The Company employs cash flow projections that it believes to be reasonable under current and forecasted circumstances.

Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following for the period ended April 19, 2007 (dollars in thousands):

Amount
Balance at December 31, 2006	$241,336
Acquisitions and earn out payments	574
Adjustments to valuation of prior period acquisitions	(15)

Balance at April 19, 2007	$241,895

Goodwill and other intangibles consisted of the following (dollars in millions):

	Cost
	Assigned Life	April 19, 2007
Goodwill	Indefinite	$241.9
Supplier relationships	15 – 20 years	133.4
Trade names	15 years	14.9
Software	6 years	13.5
Covenants not to compete	12 to 18 months and 5 years	0.8

		$404.5

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

	Accumulated Amortization
	Assigned Life	April 19, 2007
Supplier relationships	15 – 20 years	$(11.4)
Software	6 years	(4.2)
Trade names	15 years	(1.9)
Covenants not to compete	12 to 18 months and 5 years	(0.7)

		$(18.2)

The Company also continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets, such as property and equipment or intangible assets subject to amortization, have occurred that indicate that the remaining useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the carrying value of those assets to determine if a write-down is appropriate. If the Company identifies impairment, it will measure and report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, the Company considers the nature, competitive position, life cycle position, and historical and expected future cash flows of each asset and the Company’s commitment to support these assets through continued investment and legal infringement protection.

Based upon existing intangibles, the projected amortization expense is $7.3 million for April 20, 2007 through December 30, 2007, $10.4 million for the years ending 2008 through 2010, $8.7 million for the year ending 2011, and $8.2 million for the year ending 2012.

Note 6—Long-term Debt

Long-term debt is summarized as follows (dollars in thousands):

April 19, 2007
11% senior notes	$150,000
Senior secured credit facilities	194,025

344,025
Less current installments	1,950

$342,075

Total principal repayments required for each of the next five fiscal years and thereafter under all long-term debt agreements are summarized as follows (dollars in thousands):

April 20, 2007 through December 30, 2007	$975
2008	1,950
2009	1,950
2010	1,950
2011	1,950
Thereafter	333,300

$342,075

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Senior Notes

As part of the merger transactions the Company issued $150.0 million of 11% senior notes due April 1, 2013. The notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six. The notes contain covenants that among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications set forth in the indenture.

Credit Facilities

As part of the merger transactions, the Company entered into new senior secured credit facilities. The credit facilities were amended in June 2006 and are comprised of a $50.0 million revolving credit facility and a $194.5 million term loan. As a result of the amendment, the Company recognized a $1.3 million loss on the early extinguishment of debt related to the write-off of previously deferred issuance costs, fees paid to repay a portion of the original debt, and other costs. The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of the Company and the guarantors, including the capital stock of the Company and each of its direct and indirect domestic subsidiaries and 65% of the capital stock of its direct and indirect foreign subsidiaries. The seven-year term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principle amount, beginning December 31, 2006, with the balance payable on May 19, 2012. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings and (iii) for any fiscal year ending on or after December 31, 2007, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0x.

Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company’s option, Eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The agreement also requires the Company to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than three years. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. The Company is in compliance with these credit agreement covenants as of April 19, 2007.

The revolver was made for working capital and general corporate purposes. There were no borrowings under the revolver as of April 19, 2007, although the Company did have outstanding letters of credit in the aggregate amount of $2.4 million as of April 19, 2007. The Company paid $0.1 million in commitment fees in 2007. During the period December 31, 2006 to April 19, 2007, the weighted average annual interest rate for the new senior credit facilities was 7.9%.

A portion of the proceeds of the credit facilities and the senior notes facilities were used to eliminate the outstanding debt under the prior credit facility and revolver.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Financial Instruments and Hedging Activities

The Company is required under its amended senior credit facilities agreement to enter into and maintain an interest rate protection arrangement to provide that at least 50% of the aggregate principal amount under the senior note and senior credit facilities is subject to either a fixed interest rate or interest rate protection for a period of not less than two years. In accordance with this requirement, the Company entered into interest rate cap agreements. The agreements cap the interest rate of $100.0 million of the outstanding principal at 6.0%. At April 19, 2007, the interest rate cap qualifies for hedge accounting and all changes in the fair value of the cap were recorded, net of tax, through other comprehensive income/(loss). At April 19, 2007, the Company recorded less than $0.1 million (net of tax) as a comprehensive gain to the change in fair market value.

Note 7—Stockholders’ Equity

Additional Paid-In Capital

The additional paid-in capital increased to $154.1 million as of April 19, 2007 from $151.4 million as of December 31, 2006. The increase is a result of $2.7 million of stock-based compensation.

Note 8—Income Taxes

Income tax expense is summarized as follows (dollars in thousands):

	April 19, 2007	December 31, 2006
Current:
Federal	$—	$—
State	522	311

	522	311

Deferred:
Federal	977	(2,750)
State	(45)	763

	932	(1,987)

	$1,454	$(1,676)

The Company evaluates the realizability of the Company’s deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 19, 2007. The Company has established a valuation allowance when the utilization of the tax asset is uncertain. Additional temporary differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

Deferred income taxes are composed of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes a tax benefit will not be realized.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

April 19, 2007
Deferred tax assets attributable to:
Inventories	$2,472
Other current assets	3,750
Federal net operating loss	3,895
Depreciation	7,613
Other non-current assets	5,074
State net operating loss	1,002
Valuation allowance	(367)

Net deferred tax assets	$23,439

Deferred tax liabilities attributable to:
Intangible assets	(6,891)
Intangible assets purchase accounting	(42,573)

Net deferred tax liabilities	$(26,025)

The actual income tax expense differs from the “expected” tax expense computed by applying the Federal corporate tax rate to earnings (loss) before income taxes as follows (dollars in thousands):

	April 19, 2007	December 31, 2006
Federal income tax expense	$380	$(3,099)
State income taxes, net of federal benefit	415	416
Change to tax accruals	(112)	(45)
Increase in deferred state income tax rate	(174)	492
FAS 123R LLC Expense	895	474
Other	50	86

	$1,454	$(1,676)

The Company is obligated to file tax returns and pay federal and state income taxes in numerous jurisdictions. The changes in income tax accruals relate to amounts that were no longer required, due primarily to closed tax return audits and closed tax years for a number of jurisdictions.

At April 19, 2007, the Company had a federal net operating loss carryforward of $11.1 million. The net operating loss carryforward expires in 2025 ($5.1 million), 2026 ($6.0 million) and 2027 ($27.6 million). The Company expects to fully utilize the federal net operating loss. At April 19, 2007, the Company had state income tax net operating loss carryforwards of approximately $21.0 million. The net operating loss carryforwards expire in the years 2007 through 2027.

Due to the fact that state net operating losses can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the state net operating losses which may ultimately be utilized to offset future taxable income may vary materially from the Company’s estimates. The Company has established a valuation allowance for state net operating losses based on the Company’s estimates of the amount of benefit from these state net operating losses that the Company may

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

ultimately be unable to realize due to factors other than estimates of future taxable income. Subsequent revisions to the estimated realizable value of the deferred tax asset or the reserve for tax-related contingencies may cause the Company’s provision for income taxes to vary significantly from period to period, although cash tax payments will remain unaffected until the state net operating losses are utilized.

Note 9—Employee Benefit Plans

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

Activity under the Plans during 2007 and 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in months)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2005	525,704	$19.35	94.7	$4,973

Options granted	60,500	31.91
Options canceled	(16,000)	25.47
Options exercised	—	—

Outstanding at December 31, 2006	570,204	$20.52	85.2	$7,214

Options granted	8,000	34.00
Options canceled	(2,000)	$25.62

Outstanding at April 19, 2007	576,204	$20.69	87.8	$10,230

Exercisable at December 31, 2006	301,900	$14.66	65.5	$5,578

Exercisable at April 19, 2007	303,234	$14.73	72.8

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

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

The fair value of each option granted, subsequent to the adoption of SFAS 123R, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the period from January 1, 2007 though April 19, 2007 and the year ended December 31, 2006:

	April 19, 2007	December 31, 2006
Expected life (in years)	5.0	6.0
Risk-free interest rate	4.7%	4.2 – 5.0%
Expected volatility	43%	43%
Expected dividend yield	0%	0%

For the period January 1, 2007 through April 19, 2007, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” The volatility is based on the historic volatility of companies within related industries that have publicly traded equity securities, as IAAI’s equity is not publicly traded. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on the Company’s expectations.

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

Additional information about options outstanding as of April 19, 2007 is presented below:

	Options Outstanding
			Weighted Average
Descriptions	Range of Exercise Prices	Number of Options	Remaining Contractual Life (in months)	Exercise Price
Axle Holdings Plan—Exchange Units	12.56 to 15.87	275,904	70.0	$13.63
Axle Holdings Plan—Other	25.62 to 34.07	300,300	104.2	27.18

Total	12.56 to 34.07	576,204	87.8	20.69

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

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

In connection with the operating units, $2.6 million ($1.6 million net of taxes) of expense was incurred during the successor period ended April 19, 2007 and $1.4 million ($1.0 million net of taxes) of expense was recognized for the year ended December 31, 2006. There was no material impact to the Company’s operating or financing cash flows for the year ended December 31, 2006. As of December 31, 2006, there were 95,576 profit interests vested and $0.3 million of remaining compensation expense to be recognized over approximately 1.4 years.

Postretirement Benefits

In connection with the acquisition of the capital stock of Underwriters Salvage Company (“USC”), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions,” costs related to the benefits are accrued over an employee’s service life.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

A reconciliation of the funded status of this program follows (in thousands of dollars):

April, 19, 2007
Benefit Obligations and Funded Status:
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at the beginning of the year	$1,111
Interest cost	19
Actuarial gain	—
Benefits paid	(27)

Accumulated postretirement benefit obligation at end of year	1,103
Change in plan assets:
Benefits paid	—
Employer contributions	—

Fair value of assets at the end of the year	—
Net amount recognized:
Funded status	(1,103)
Unrecognized net gain	—

Net amount recognized	$(1,103)

Funded status:
Amounts recognized in the balance sheet—Accrued benefit liability	$(1,103)

Weighted average assumptions at the end of the year:
Discount rate	5.50%
Benefit Obligation Trends:
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	7.00%
Ultimate rate	5.00%
Year that the ultimate rate is reached	2009
Net Periodic Pension Trends:
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.00%
Ultimate rate	5.00%
Year that the ultimate rate is reached	2009

Net periodic benefit cost is summarized as follows for the periods ending April 19, 2007 and December 31, 2006 (dollars in thousands):

	2007	2006
Net Periodic Benefit Cost
Interest cost	$19	$59
Amortization of net gain	(4)	(13)

Total net periodic benefit cost	$15	$46

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Estimated future benefit payments for the next five years as of April 19, 2007 are as follows (dollars in thousands):

2007	$152
2008	148
2009	141
2010	132
2011	123
Thereafter	450

$1,146

Effective January 20, 1994, the date of the related acquisition, the Company discontinued future participation for active employees. Contribution for 2007 is expected to be $0.2 million.

401(k) Plan

The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 60% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during 2006, the Company matched 100% of employee contributions up to 4% of eligible earnings. Company contributions to the plan for the April 19, 2007 period are $0.3 million. Company contributions to the plans for the year ended December 31, 2006 were $0.9 million.

Note 10—Commitments and Contingencies

Leases

The Company leases the Company’s facilities and certain equipment under operating leases with related and unrelated parties, which expire through 2027. Rental expense for the periods ended April 19, 2007 and December 31, 2006 was $9.0 million and $26.5 million.

Minimum annual rental commitments for the next five years under noncancelable operating and capital leases at April 19, 2007 are as follows (dollars in thousands):

	Operating Leases	Capital Leases
2007	$29,218	$194
2008	30,533	32
2009	28,154	—
2010	25,882	—
2011	23,862	—
Thereafter	151,747	—

	$289,396	226

Less amount representing interest expense		9

Future capital lease obligation		$217

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Assets as of April 19, 2007 recorded under capital leases are included in property and equipment, net are as follows (dollars in thousands):

2007
Computer equipment	$289
Security fencing	1,053

1,342
Accumulated amortization	(490)

$852

Texas Flooding

On March 19, 2006, the Company’s Grand Prairie, Texas facility was flooded when the local utility opened reservoir flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. The Company has recorded an estimated loss of $3.5 million for the year ended December 31, 2006, which is comprised of an estimated $3.1 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.6 million related to clean-up of the facility, and an offset of $1.0 million in proceeds from the Company’s insurance carrier, which were received in October 2006. The Company has resumed auctions at the facility. The $3.1 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. As of April 19, 2007, the company sold approximately 95% of the vehicles impacted by the flood, also resulting in actual losses of $3.0 million. Future sales of remaining flood vehicles may differ from the Company’s initial estimates.

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

Note 11—Related Party Transactions

Kelso owns the controlling interest in IAAI. Under the terms of a financial advisory agreement between Kelso and Axle Merger, upon completion of the merger, IAAI (1) paid to Kelso a fee of $4.5 million and (2) commenced paying an annual financial advisory fee of $0.5 million, payable quarterly in advance to Kelso (with the first such fee, prorated for the remainder of the then-current quarter, was paid at the closing of the merger), for services to be provided by Kelso to IAAI. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso’s officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act of 1933, as amended, and the rules and regulations thereunder) in connection with the merger and the transactions contemplated by the merger

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

agreement (including the financing of the merger), Kelso’ s investment in IAAI, Kelso’ s control of Axle Merger (and, following the merger, IAAI as the surviving corporation) or any of its subsidiaries, and the services rendered to IAAI under the financial advisory agreement. It also requires that IAAI reimburse Kelso’s expenses incurred in connection with the merger and with respect to services to be provided to IAAI on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees, as may be determined by the board of directors of IAAI and Kelso, by IAAI to Kelso in connection with future investment banking services and for the reimbursement by IAAI of expenses incurred by Kelso in connection with such services.

Parthenon and certain of its affiliates own approximately 10.4% of IAAI. Under the terms of a letter agreement between PCAP, L.P., an affiliate of Parthenon, and Axle Merger, upon completion of the merger IAAI paid to PCAP, L.P. a fee of $0.5 million.

Note 12—Acquisitions and Divestitures

In 2006 and 2007, the Company acquired several salvage pools throughout the United States in exchange for cash. Each acquisition expands and complements IAAI’s existing market coverage. The acquisitions are accounted for as purchase business combinations and the results of operations of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition. The Company has made preliminary estimates of the assets purchased and liabilities assumed.

From January 1, 2007 through April 19, 2007, the Company acquired Permian Basin Salvage Pool in Odessa, Texas for cash. The aggregate purchase price was $0.5 million.

On August 25, 2006, the Company acquired Salvage Management of Syracuse located in Cicero, New York. On July 13, 2006, the Company acquired Lenders & Insurers with three facilities located in Des Moines, Cedar Falls, and Sioux City, Iowa. On June 29, 2006, the Company acquired Gardner’s Insurance Auto Auction located in Missoula, Montana, and acquired all of the outstanding shares of capital stock of Auto Disposal Systems, Inc., or ADS, an Ohio Corporation, headquartered in Dayton, Ohio. The ADS acquisition included seven locations in Cincinnati, Cleveland, Columbus, Dayton, and Lima, Ohio and Ashland, Kentucky and Buckhannon, West Virginia. The aggregate purchase price of all of these acquisitions is approximately $71.4 million. The Company has made preliminary estimates of its allocation of each purchase price. The purchase price of these acquisitions includes $2.6 million in accounts receivable, $0.6 million in inventory, $0.7 million in fixed assets, $2.8 million in prepaid expenses, $0.5 million in accounts payable and accrued expenses, $0.7 million in deferred tax liability, $22.0 million in supplier relationships with the remaining $43.9 million being composed of goodwill.

In the first and second quarter of 2006, the Company acquired Indiana Auto Storage Pool Co., Inc. located in Indianapolis, Indiana, Indiana Auto Storage Pool Co., Inc. located in South Bend, Indiana, and NW Penn Auction Sales/Warren County Salvage located in Erie, Pennsylvania. The aggregate purchase price of these acquisitions is $19.0 million, which is comprised of $1.1 million in accounts receivable, $0.3 million in inventory, $0.5 million in fixed assets, $8.9 million in supplier relationships and $8.2 million in goodwill.

In accordance with certain purchase agreements, additional consideration of up to $7.5 million may be paid over a 3-5 year period following the closing of certain acquisitions based upon the volume of units sold. Such additional consideration will be accrued in the period the Company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisitions.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

The following table reflects the Company’s unaudited pro forma results as if the acquisitions occurred on December 26, 2005 (in thousands):

	January 1 – April 19, 2007	Year Ended December 31, 2006
Revenue	$114,788	$331,950
Income (loss) before taxes	1,084	(4,404)
Net income (loss)	(370)	(3,862)

The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis of the underlying assets and their related remaining lives, and elimination of either selling, general and administrative expenses incurred by predecessor companies such as compensation of previous owners.

Note 13—Quarterly Financial Data

Summarized unaudited financial data for 2006 is as follows (dollars in thousands):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$92,601	$83,498	$78,304	$77,547
Earnings from operations	6,594	4,340	6,453	5,194
Net loss	(1,648)	(4,260)	(71)	(1,200)

Note 14—Merger with ADESA, Inc.

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

Note 15—Subsequent Events

In January 2008, IAAI completed the purchase of assets of B&E Auto Auction in Henderson, Nevada which services the Southern Nevada region, including Las Vegas. The site will expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Western states. The purchase agreement includes contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. Financial results for this acquisition will be included in the Company’s consolidated financial statements from the date of acquisition.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

In January 2008, IAAI signed an agreement to purchase the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., eleven independently owned Salvage auctions in Georgia, North Carolina, Tennessee, Mississippi and Kentucky. These site acquisitions will expand IAAI’s national service coverage and provide additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern States. The purchase agreement includes contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. Financial results for these acquisitions will be included in the Company’s consolidated financial statements from the date of acquisition.

In February 2008, IAAI completed the purchase of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. IAAI plans to combine the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions will be relocated to a new site, which will be shared with ADESA Memphis. The purchase agreement includes contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. Financial results for this acquisition will be included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 13 previously mentioned auctions was approximately $87 million. The purchase price allocations for each auction will occur in the Company’s first quarter ending March 31, 2008.

Note 16—Supplemental Guarantor Information

The Company’s obligations related to its revolver, term-loan and the 11% senior subordinated notes are guaranteed jointly and severally by the Company’s direct and indirect present and future domestic restricted subsidiaries (the “Guarantors”). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the “Guarantor Subsidiaries”). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors.

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Condensed Consolidating Balance Sheet

(dollars in thousands)

	April 19, 2007
	Parent	Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,795	$10,244	$—	$13,039
Accounts receivable, net	28,984	27,961	—	56,945
Inventories	8,986	9,554	—	18,540
Income taxes receivable	806	—	—	806
Deferred income taxes	10,102	—	—	10,102
Other current assets	5,189	1,449	—	6,638

Total current assets	56,862	49,208	—	106,070

Investment in and advances to subsidiaries, net	82,940	—	(82,940)	—
Property and equipment, net	41,902	38,835	—	80,737
Intangible assets, net	144,402	—	—	144,402
Goodwill	241,895	—	—	241,895
Other assets	8,784	863	—	9,647

	$576,785	$88,906	$(82,940)	$582,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,808	$5,921	$—	$33,729
Accrued liabilities	14,306	2,070	—	16,376
Obligations under capital leases	217	—	—	217
Current installments of long-term debt	1,950	—	—	1,950

Total current liabilities	44,281	7,991	—	52,272

Deferred income taxes	36,127	—	—	36,127
Other liabilities	9,710	2,640	—	12,350
Long-term debt, excluding current installments	192,075	—	—	192,075
Senior notes	150,000	—	—	150,000
Long-term advances from parent and subsidiaries, net	—	82,940	(82,940)	—

Shareholders’ equity (deficit)	144,592	(4,665)	—	139,927

Total Liabilities and shareholders’ equity	$576,785	$88,906	$(82,940)	$582,751

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Condensed Consolidating Statement of Operations

(dollars in thousands)

	April 19, 2007
	Parent	Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated Total
Revenues	$46,925	$67,863	$—	$114,788
Cost of Sales	52,912	29,579	—	82,491

Gross margin	(5,987)	38,284	—	32,297

Operating expense:
Selling, general and administrative	6,982	14,434	—	21,416
(Loss) gain on sale of property and equipment	(34)	7	—	(27)
Gain related to flood	(5)	(72)	—	(77)

	6,943	14,369	—	21,312

Income from operations	(12,930)	23,915	—	10,985

Other (income) expense:
Interest expense	10,023	3,220	(3,220)	10,023
Other income	(3,205)	(137)	3,220	(122)

Income (loss) before income taxes	(19,748)	20,832	—	1,084
Income taxes	(24,043)	25,497	—	1,454

Net income (loss)	$4,295	$(4,665)	$—	$(370)

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Condensed Consolidating Statement of Operations—(Continued)

(dollars in thousands)

	December 31, 2006
	Parent	Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated Total
Revenues	$144,225	$187,725	$—	$331,950
Cost of Sales	120,803	134,115	—	254,918

Gross margin	23,422	53,610	—	77,032

Operating expense:
Selling, general and administrative	17,525	33,388	—	50,913
Loss (gain) on sale of property and equipment	(17)	26	—	9
Loss related to flood	—	3,529	—	3,529

	17,508	36,943	—	54,451

Income from operations	5,914	16,667	—	22,581

Other (income) expense:
Interest expense	30,596	10,314	(10,314)	30,596
Loss on early extinguishment of debt	1,300	—	—	1,300
Other income	(10,315)	(459)	10,314	(460)

Income (loss) before income taxes	(15,667)	6,812	—	(8,855)
Income taxes	(3,396)	1,720	—	(1,676)

Net income (loss)	$(12,271)	$5,092	$—	$(7,179)

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Condensed Consolidating Statement of Cash Flows

(dollars in thousands)

	April 19, 2007
	Parent	Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated Total
Net cash provided by operating activities	$428	$4,960	$—	$5,388

Cash flows from investing activities:
Capital expenditures	(2,047)	(3,339)	—	(5,386)
Payments made in connection with acquisitions, net of cash acquired	(450)	—	—	(450)
Proceeds from disposal of property and equipment	39	8	—	47

Net cash used in investing activities	(2,458)	(3,331)	—	(5,789)

Cash flows from financing activities:
Principal payments on long-term debt	(488)	—	—	(488)
Principal payments on capital leases	(112)	—	—	(112)

Net cash used in financing activities	(600)	—	—	(600)

Net increase (decrease) in cash	(2,630)	1,629	—	(1,001)
Cash at beginning of period	5,425	8,615	—	14,040

Cash at end of period	$2,795	$10,244	$—	$13,039

Insurance Auto Auctions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007 and December 31, 2006

Condensed Consolidating Statement of Cash Flows—(Continued)

(dollars in thousands)

	December 31, 2006
	Parent	Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated Total
Net cash provided by operating activities	$6,351	$10,599	$—	$16,950

Cash flows from investing activities:
Capital expenditures	(7,906)	(9,614)	—	(17,520)
Payments made in connection with acquisitions, net of cash acquired	(91,134)	—	—	(91,134)
Proceeds from disposal of property and equipment	1,342	41	—	1,383

Net cash used in investing activities	(97,698)	(9,573)	—	(107,271)

Cash flows from financing activities:
Contributed capital	150	—	—	150
Payment of financing and other fees	(1,491)	—	—	(1,491)
Principal payments on long-term debt	(33,711)	—	—	(33,711)
Principal payments on capital leases	(367)	—	—	(367)
Issuance of term loan	113,898	—	—	113,898

Net cash provided by financing activities	78,479	—	—	78,479

Net increase (decrease) in cash	(12,868)	1,026	—	(11,842)
Cash at beginning of period	18,293	7,589	—	25,882

Cash at end of period	$5,425	$8,615	$—	$14,040

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table provides certain information regarding the directors and executive officers as of February 1, 2009. Each director and officer will hold office until a successor is elected or qualified or until his earlier death, resignation or removal. The Equity Sponsors have the right to designate all of the directors pursuant to a shareholders agreement and to remove any or all of them from time to time. The term of office for all directors is one year.

Name	Age	Position
Brian T. Clingen	49	Chairman and Chief Executive Officer
James P. Hallett	55	President and Chief Executive Officer of ADESA Auctions and Director
Thomas C. O’Brien	55	President and Chief Executive Officer of IAAI Salvage and Director
Donald S. Gottwald	42	President and Chief Executive Officer of AFC
Eric M. Loughmiller	50	Executive Vice President and Chief Financial Officer
John R. Nordin	52	Executive Vice President and Chief Information Officer
Rebecca C. Polak	38	Executive Vice President, General Counsel and Secretary
David J. Ament	34	Director
Thomas J. Carella	34	Director
Peter H. Kamin	47	Director
Sanjeev Mehra	50	Director
Church M. Moore	36	Director
Gregory P. Spivy	39	Director
David I. Wahrhaftig	51	Director

Brian T. Clingen, Chairman and Chief Executive Officer. Mr. Clingen has been the Chairman and Chief Executive Officer since April 2007. Mr. Clingen has served as a managing partner of BP Capital Management since 1998. Established in 1998, BP Capital Management manages private equity investments principally in the service and finance sectors. Prior to founding BP Capital Management, Mr. Clingen was Chief Financial Officer of Universal Outdoor, a Kelso portfolio company, for eight years.

James P. Hallett, President and Chief Executive Officer of ADESA Auctions and Director. Mr. Hallett has been President and Chief Executive Officer of ADESA Auctions since April 2007. Mr. Hallett previously served in the following positions between August 1996 and May 2005: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation’s Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction.

Thomas C. O’Brien, President and Chief Executive Officer of IAAI Salvage and Director. Mr. O’Brien became President and Chief Executive Officer of IAAI in November 2000. As President and Chief Executive Officer, Mr. O’Brien oversaw the company’s overall corporate administration as well as strategic planning. Prior to joining IAAI, Mr. O’Brien served as President of Thomas O’Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996.

Donald S. Gottwald, President and Chief Executive Officer of AFC. Mr. Gottwald joined AFC in January 2009. Mr. Gottwald most recently served in the role of Executive Vice President of Dealer Business for HSBC

Auto Finance. Prior to working at HSBC Auto Finance, he spent 12 years in roles of increased responsibility with GMAC Financial Services. He is also a member of the American Financial Services Association and has served on the association’s board of directors.

Eric M. Loughmiller, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Mr. Loughmiller has served as Chief Financial Officer of a number of companies prior to joining KAR Holdings, Inc. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to 1997, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a Certified Public Accountant.

John R. Nordin, Executive Vice President and Chief Information Officer. Mr. Nordin has been Executive Vice President and Chief Information Officer since April 2007. Mr. Nordin joined IAAI in November 2003 as Vice President, Chief Information Officer. Mr. Nordin is responsible for information services functions, including software application acquisition and development, computer operations, e-business and telecommunications. Prior to joining IAAI, Mr. Nordin served as Vice President and Chief Information Officer at A. M. Castle & Co. from 1998 to November 2003. From 1995 to 1998, he served as Vice President and Chief Information Officer at Candle Corporation of America.

Rebecca C. Polak, Executive Vice President, General Counsel and Secretary. Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis and with Haynes and Boone in Dallas.

David J. Ament, Director. Mr. Ament has been a director since April 2007. Mr. Ament joined Parthenon Capital, a private equity firm, in 2003 and is a Managing Partner in its Boston office. Prior to joining Parthenon, he was a principal at Audax Group, a private equity firm, from 2001 to 2003. Prior to that, Mr. Ament was an investment professional at Apollo Advisors. Mr. Ament is also a director of Intermedix Corp., AmWINS Group, Inc., Abeo, Inc., ASG Security and Bryant and Stratton College.

Thomas J. Carella, Director. Mr. Carella has been a director since April 2007. Mr. Carella is a Vice President of Goldman, Sachs & Co. Mr. Carella joined Goldman Sachs in 1997 and rejoined in 2004 following his graduation from Harvard Business School. Prior to business school, from 2000 to 2002, Mr. Carella co-founded and served as chief executive officer and chairman of Netesi SPA, an Italian software business. Mr. Carella also serves on the board of directors of Cequel Communications, LLC.

Peter H. Kamin, Director. Mr. Kamin has been a director since April 2007. Mr. Kamin is a founding member of ValueAct Capital Management, L.P. Prior to founding ValueAct in 2000, Mr. Kamin founded and managed Peak Investment, L.P. for eight years. Peak was a limited partnership organized to make investments in a select number of domestic public companies. Mr. Kamin is a director of Seitel Inc.

Sanjeev Mehra, Director. Mr. Mehra has been a director since April 2007. Mr. Mehra serves as Managing Director of Goldman, Sachs & Co. in its Principal Investment Area. Mr. Mehra joined Goldman Sachs in 1986. Mr. Mehra also serves on the board of directors of SunGard Data Systems, Inc., Burger King Holdings, Inc., ARAMARK Corporation and Sigma Electric, and is Chairman of Hawker Beechcraft, Inc. Mr. Mehra is a trustee of Trout Unlimited and Oakham School, England.

Church M. Moore, Director. Mr. Moore has been a director since April 2007. Mr. Moore joined Kelso in 1998 and has been Managing Director since 2007. From 1997 to 1998, he was an associate at Investcorp

International, Inc. Previously, Mr. Moore was an associate in the corporate finance group at BT Securities Corporation. Mr. Moore is also a director of DS Waters Holdings, Inc. and Ellis Communications Group, LLC.

Gregory P. Spivy, Director. Mr. Spivy has been a director since April 2007. Mr. Spivy is a Partner of ValueAct Capital Management, L.P. Prior to joining ValueAct in September 2004, Mr. Spivy worked with Gryphon Investors, a private equity fund. Previously, Mr. Spivy was a Managing Director at Fremont Partners, overseeing a $605 million private equity fund. Prior to joining Fremont Partners, Mr. Spivy was a Director with The Bridgeford Group, and began his career in the mergers and acquisitions department of Lehman Brothers. Mr. Spivy currently serves as a director of Seitel, Inc. and MSD Performance.

David I. Wahrhaftig, Director. Mr. Wahrhaftig has been a director since April 2007. Mr. Wahrhaftig joined Kelso in 1987 and has been managing director since 1997. From 1982 to 1987, he served as associate director of mergers and acquisitions and a management consultant for Arthur Young & Company, an accounting firm. Mr. Wahrhaftig is also a director of BWAY Corporation, DS Waters Holdings, Inc. and Renfro Corporation.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics and Corporate Governance

The Company has adopted multiple policies that govern ethical standards that apply to all of the Company’s employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. Any person may request a copy of the applicable sections of such policies by written request to: KAR Holdings, Inc., Attn: General Counsel, 13085 Hamilton Crossing Blvd., Carmel, IN, 46032.

Audit Committee

The audit committee of the board of directors for fiscal year 2008 was composed of three directors. The members of the audit committee were Peter H. Kamin (Chair), Thomas J. Carella and David I. Wahrhaftig. The board of directors has determined that Peter H. Kamin is an audit committee financial expert. Because of the directors’ affiliations with the Equity Sponsors and the Company, none of the directors are independent.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The discussion and analysis of our compensation program for named executive officers which follows should be read in conjunction with the tables and text elsewhere in this filing that describe the compensation awarded to, earned by, and paid to the named executive officers.

Our named executive officers for the last completed fiscal year were (i) our principal executive officer (the “PEO”), (ii) our principal financial officer (the “PFO”), (iii) the three most highly compensated executive officers (other than the PEO and the PFO) who were serving as executive officers at the end of the last completed fiscal year, and (iv) one additional individual who was not serving as an executive officer at the end of the last completed fiscal year who would have been, solely as a result of severance payments received, among the three most highly compensated individuals other than the PEO and the PFO. Respectively, the following persons were our named executive officers for the period covered by this compensation discussion and analysis:

•	Brian Clingen, Chairman and Chief Executive Officer (PEO) of KAR Holdings;

•	Eric Loughmiller, Executive Vice President and Chief Financial Officer (PFO) of KAR Holdings;

•	James Hallett, President and Chief Executive Officer of ADESA Auctions;

•	Thomas O’Brien, President and Chief Executive Officer of IAAI Salvage;

•	Rebecca Polak, Executive Vice President, General Counsel and Secretary of KAR Holdings; and

•	Curtis Phillips, Former President and Chief Executive Officer of AFC.

Compensation Philosophy and Objectives

We believe that compensation of named executive officers should be (i) closely aligned with the performance of the Company on both a short-term and long-term basis, (ii) linked to specific, measurable results intended to create value for stockholders, and (iii) competitive in attracting and retaining key executive talent in the vehicle remarketing and auto finance industry. Each of the compensation programs that we have developed and implemented is intended to satisfy one or more of the following specific objectives:

•	motivate and focus through incentive compensation programs directly tied to our financial results;

•	support a one-company culture and encourage synergies between all business units by aligning rewards with long-term overall Company performance and stockholder value;

•	provide a significant percentage of total compensation through variable pay based on pre-established goals and objectives;

•	enhance our ability to attract and retain skilled and experienced executive officers;

•	align the interests of our executive officers with the interests of our stockholders so that they manage from the perspective of owners with an equity stake in the Company; and

•	provide competitive rewards commensurate with performance and competitive market practices.

The Role of the Compensation Committee and the Named Executive Officers in Determining Executive Compensation

Role of the Compensation Committee. The Compensation Committee of the Board of Directors (the “Committee”) is comprised of Church M. Moore (Chairman), Sanjeev Mehra, Gregory P. Spivy, Brian Clingen, James Hallett, and Thomas O’Brien. Mr. Clingen is the Chairman and CEO of KAR Holdings, Mr. Hallett is the President and CEO of ADESA Auctions, and Mr. O’Brien is the President and CEO of IAAI Salvage. See “Compensation Committee Interlocks and Insider Participation.” Messrs. Mehra, Moore, and Spivy are directors who were appointed by the Equity Sponsors pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of KAR LLC, or the LLC Agreement. See “Certain Relationships and Related Transactions-LLC Agreement.”

The Committee has primary responsibility for all compensation decisions relating to our named executive officers, including Mr. Clingen, Mr. Hallett, and Mr. O’Brien. The Committee reviews the aggregate level of our executive compensation, as well as the mix of elements used to compensate our named executive officers on an annual basis. In light of the unique mix of businesses that comprise KAR Holdings and the lack of directly comparable public companies, the Committee has not identified a specific peer group of companies for comparative purposes and does not formally engage in benchmarking of compensation. Further, the Committee has not engaged a compensation consultant to assist in the annual review of our compensation practices or the development of compensation programs for our named executive officers, though the Committee has the authority to do so if it deems that such assistance is necessary or would otherwise be beneficial.

Role of the Executive Officers. Mr. Clingen, Mr. Hallett, and Mr. O’Brien regularly participate in meetings of the Committee at which compensation actions involving our named executive officers are discussed. Mr. Clingen, Mr. Hallett, and Mr. O’Brien assist the Committee by making recommendations regarding compensation actions relating to the executive officers other than themselves. Mr. Clingen, Mr. Hallett, and Mr. O’Brien each recuses himself and does not participate in any portion of any meeting of the Committee at which his compensation is discussed.

Elements Used to Achieve Compensation Philosophy and Objectives

Components of Executive Compensation for 2008. The Committee believes the total compensation and benefits program for our named executive officers should consist of the following:

•	base salary;

•	annual incentive opportunity;

•	long-term incentive opportunity;

•	retirement, health and welfare benefits; and

•	perquisites.

Base Salary

Base salary is the fixed component of total annual cash compensation and is intended to reward the named executive officers for their past performance, offer security to the executive officers, and facilitate the attraction and retention of a skilled and experienced executive management team. The Committee reviews base salaries for our named executive officers annually and as it deems necessary and appropriate in connection with any promotion or other change in responsibility of a named executive officer.

Annual salary levels for our named executive officers are based upon various factors, including the individual’s performance, budget guidelines, experience, business unit responsibilities, and tenure in the particular position. In addition, the Committee also considers the amount and relative percentage of total compensation that is derived from base salary when setting the compensation of our executive officers. The Committee has not, however, established a policy or a specific formula for such purpose.

In view of the wide variety of factors considered by the Committee in connection with determining the base salary of each of our named executive officers, the Committee has not attempted to rank or otherwise assign relative weights to the factors that it considers. The Committee considers all the factors as a whole in reaching its determination. The Committee collectively makes its determination with respect to base salaries based on the conclusions reached by its members, in light of the factors that each of them considered appropriate.

The base salaries paid to our named executive officers for 2008 are shown in the Summary Compensation Table.

The Committee reviewed the base salaries of each of our named executive officers at its February 2009 meeting. Due to the significant economic changes that have occurred in the last year, the Committee determined to not increase the base salaries of any of our named executive officers for 2009. Further, upon the request of Mr. Clingen, the Committee reduced Mr. Clingen’s base salary for 2009 from $592,250 to $250,000. Such salary reduction was approved by the Committee based upon Mr. Clingen’s request.

Annual Cash Incentive Programs

We provide annual cash incentive opportunities to our named executive officers in order to:

•	align annual incentives with overall Company financial results;

•	align annual incentives, where appropriate, with business unit or division financial results; and

•	align annual incentives with the interests of our stockholders.

Annual cash incentive opportunities are established for each named executive officer by the Committee based upon a number of factors including the job responsibilities of such executive and internal equity among the named executive officers. Consistent with our compensation philosophy and objectives, the Committee sets annual incentive bonus targets in amounts which are intended to encourage the achievement of certain levels of performance and provide a significant portion of each named executive officer’s compensation through variable pay based upon pre-established goals and objectives. Generally, named executive officers with greater job responsibilities have a greater proportion of their annual cash compensation tied to Company performance through their annual incentive opportunity. The Committee has not, however, established a policy or a formula for the purpose of calculating the specific amount or relative percentage of total compensation that should be derived from annual cash incentive opportunities.

The KAR Holdings, Inc. Annual Incentive Program. The KAR Holdings, Inc. annual incentive program was adopted for the purpose of motivating and rewarding the successful achievement of pre-determined financial objectives at KAR Holdings relating to cash based incentive awards. Under such program, the grant of cash-based awards to eligible participants is contingent upon the achievement of certain corporate performance goals as determined by the Committee.

The Committee generally uses adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for KAR Holdings, ADESA Auctions, and AFC depending upon the executive, as the measure of performance when establishing annual performance objectives for the named executive officers. Using these measures, the Committee establishes, on an annual basis, specific targets that determine the size of payouts under the incentive program. Each named executive officer’s annual incentive opportunity may be based upon a combination of the performance of the Company overall and the performance of the executives’ business unit. In 2008, Mr. Clingen’s, Mr. Loughmiller’s and Ms. Polak’s annual incentive opportunity was based upon the performance of KAR Holdings. Mr. Hallett’s annual incentive opportunity was based primarily upon the performance of ADESA Auctions and secondarily upon the performance of KAR Holdings. Mr. O’Brien’s annual incentive opportunity was based primarily upon the performance of IAAI Salvage and secondarily upon the performance of KAR Holdings. Mr. Phillips’ annual incentive opportunity was based primarily upon the performance of AFC and secondarily upon the performance of KAR Holdings.

The Insurance Auto Auctions, Inc. 2008 Incentive Plan. The Insurance Auto Auctions, Inc. 2008 Incentive Plan was adopted for the purpose of motivating and rewarding the successful achievement of pre-determined financial objectives at IAAI Salvage. Mr. O’Brien is the only named executive officer that participates in the Insurance Auto Auctions, Inc. 2008 Incentive Plan. The Insurance Auto Auctions, Inc. 2008 Incentive Plan generally uses adjusted EBITDA of IAAI Salvage as the measure of financial performance under the plan.

Performance Targets for 2008 for the KAR Holdings, Inc. Annual Incentive Program and the Insurance Auto Auctions, Inc. 2008 Incentive Plan. Under the incentive plans, threshold performance objectives must be met in order for any payout to occur. Payouts can range from 25% of target awards for performance at threshold up to a maximum of 160% of target awards for superior performance or no payout if performance is below threshold. The Committee analyzes financial measures and determines the level of performance required to receive threshold, target, and superior annual incentive payouts. The Committee established the performance objectives in amounts which it believed would be achievable given a sustained effort on the part of the named executive officers and which would require increasingly greater effort to achieve the target and superior objectives. The Committee may increase or decrease the performance targets and the potential payouts at each performance target, if, in the discretion of the Committee, the circumstances warrant such an adjustment. The Committee did not exercise its discretion in this regard in 2008.

The following table shows the annual incentive opportunities for our named executive officers for 2008:

		Bonus Opportunity			Bonus Goal Weighting %
Name	Base Salary	Threshold % of Base Salary	Target % of Base Salary	Superior % of Base Salary	KAR Holdings	ADESA Auctions	AFC	IAAI Salvage
Brian Clingen	$592,250	32.5%	100%	130%	100%	0%	0%	0%
Eric Loughmiller	$360,500	25%	75%	100%	100%	0%	0%	0%
James Hallett	$592,250	32.5%	100%	130%	25%	75%	0%	0%
Thomas O’Brien	$482,281	85%	100%	160%	25%	0%	0%	75%
Rebecca Polak	$309,000	25%	75%	100%	100%	0%	0%	0%
Curtis Phillips	$309,000	25%	75%	100%	25%	0%	75%	0%

No amounts were paid to the named executive officers under the KAR Holdings, Inc. annual incentive program in 2008 as the Company did not achieve the minimum criteria for an award. However, as a result of Insurance Auto Auctions, Inc. achieving certain performance objectives, Mr. O’Brien received an award amount of $339,470 under the Insurance Auto Auctions, Inc. 2008 Incentive Plan.

For 2009, the Committee has adjusted the threshold percentage for each named executive officer to an amount equal to one-half of the respective target percentage. In addition, in 2009 Mr. O’Brien’s superior percentage has been reduced to 130%. Such changes result from a subjective determination by the Committee that a consistent ratio of the threshold percentage to the target percentage as well as a consistent superior percentage would promote equity among the named executive officers.

Long-Term Equity Incentive Programs

The KAR Holdings, Inc. Stock Incentive Plan. The KAR Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) was adopted following completion of the merger transactions to foster and promote the long-term financial success of KAR Holdings and its subsidiaries and materially increase stockholder value by:

•	motivating superior performance by means of service- and performance-related incentives;

•	aligning the interests of our named executive officers with the interests of our stockholders so that they manage from the perspective of owners with an equity stake in the Company; and

•

enabling KAR Holdings and its subsidiaries to attract and retain the services of a skilled and experienced executive management team upon whose judgment, interest, and special effort the successful conduct of its and their operations is largely dependent.

The Stock Incentive Plan provides for the grant of two types of options and restricted stock. No restricted stock has been granted under the plan. Participation in the Stock Incentive Plan is limited to such persons as the Committee, in its discretion, designates. The number of options granted to each participant, the date of such grant, and the exercise price of the options are also subject to the discretion of the Committee.

Under the Stock Incentive Plan, one-fourth of the total amount of each option grant are service options, and three-fourths of the amount of each grant are exit options. Service options are generally exercisable in four equal annual installments, commencing on the first anniversary of the grant date. Exit options are performance options, and generally become exercisable only after the occurrence of an Exit Event based on the satisfaction of certain performance goals. An “Exit Event” includes, generally, any transaction other than an initial public offering which results in the sale, transfer, or other disposition by certain of the original members of KAR LLC, which are referred to as the “Investor Members,” (as defined below) to a third party of (a) all or substantially all of the limited liability company interests of KAR LLC beneficially owned by the Investor Members, as of the date of such transaction; or (b) all of the assets of KAR LLC and its subsidiaries, taken as a whole.

The Investor Members include Kelso Investment Associates VII, L.P.; KEP VI, LLC; GS Capital Partners VI Fund, L.P.; GS Capital Partners VI Parallel, L.P.; GS Capital Partners VI GmbH & Co. KG; GS Capital Partners VI Offshore Fund, L.P.; ValueAct Capital Master Fund, L.P.; PCap KAR LLC; Axle LLC; and such other persons who from time-to-time become members of the Company and are designated as Investor Members.

Upon the occurrence of an Exit Event, exit options become exercisable in accordance with the following schedule:

•

None of the exit options will become exercisable unless, the Investor Members receive an internal rate of return on their initial investment in the Company of at least 12% compounded annually and the Investment Multiple (as defined below) is greater than 1.5.

•

All of the exit options will become exercisable if the Investor Members receive an internal rate of return on their initial investment in the Company of at least 12% compounded annually and the Investment Multiple is at least 3.5.

•

The exit options will become partially exercisable on a ratable basis if the Investor Members receive an internal rate of return on their initial investment in the Company of at least 12% compounded annually and the Investment Multiple is greater than 1.5 but less than 3.5.

For purposes of the foregoing, the “Investment Multiple” is equal to the quotient of the “Current Value” divided by the “Initial Price.” The “Current Value” is generally equal to the sum of (i) the aggregate amount of distributions received by the Investor Members prior to such time in respect of their Common Units of the Company plus (ii) in the case of a distribution made in connection with an Exit Event, the product of (y) the aggregate amount per Common Unit of distributions to be received by the Investor Members upon such Exit Event and (z) the aggregate number of Units held by the Investor Members as of the occurrence of such Exit Event. The “Initial Price” is equal to the product of (i) the Investor Members’ average cost per each Investor Member Unit times (ii) the total number of Investor Member Units.

All exit options which do not become exercisable at the time of an Exit Event will be cancelled. All of the shares acquired upon exercise of any option will be subject to a shareholders agreement and a registration rights agreement. No option, whether an exit option or a service option, is exercisable on or after the tenth anniversary of the date on which it was granted.

The Committee has discretion to consider any factor that it determines appropriate when it establishes the performance objectives and the amount of awards under the Stock Incentive Plan. Because our named executive officers were awarded profit interests, or Override Units, in KAR LLC in connection with the completion of the merger transactions, the Committee did not establish performance objectives for 2008 and did not grant any awards to our named executive officers under the Stock Incentive Plan for 2008. Pursuant to the terms of the Severance, Release and Waiver Agreement entered into between Mr. Phillips and AFC, Mr. Phillips retained 2,374.05 exit options and 1,978.375 service options which had been previously granted to him under the Stock Incentive Plan. In addition, in March 2009, Ms. Polak was awarded 4,418 service options and 13,254 exit options under the Stock Incentive Plan.

Retirement, Health, and Welfare Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees, including our named executive officers. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, dental, vision, pharmacy, life insurance, disability, and accidental death and disability. We also provide travel insurance to all employees who travel for business purposes.

Perquisites

In general, the Committee believes that the provision of a certain level of perquisites and other personal benefits to the named executive officers is reasonable and consistent with the objective of facilitating and allowing KAR Holdings to attract and retain highly qualified executive officers. The perquisites which are available to our named executive officers include an automobile allowance, 401(k) matching contributions, and Company-paid group term life insurance premiums. In 2008, perquisites constituted only a small percentage of total compensation for our named executive officers. On average, less than 9 percent of each named executive officers’ total compensation was provided through perquisites. However, the Committee has not established a policy or a formula for the purpose of calculating the amount or relative percentage of total compensation that should be derived from perquisites.

Severance and Change in Control Agreements

The Committee recognizes that, from time to time, it is appropriate to enter into agreements with our executive officers to ensure that we continue to retain their services and to promote stability and continuity within the Company. In connection with the completion of the merger transactions, Thomas O’Brien entered into an individually negotiated employment agreement. Mr. O’Brien is the only named executive officer who has an employment agreement with KAR Holdings or one of its subsidiaries.

A description of Mr. O’Brien’s employment agreement can be found in the section entitled “Employment Agreements with Named Executive Officers.”

On September 12, 2008, Curtis Phillips entered into a Severance, Release and Waiver Agreement with AFC. The terms of such agreement, including the amounts payable to Mr. Phillips thereunder, were the result of an arm’s-length negotiation between Mr. Phillips and the Company. A description of Mr. Phillips’ Severance, Release and Waiver Agreement can be found in the section entitled “Potential Payments Upon Termination or Change-in- Control.”

KAR LLC Override Units

LLC Agreement. Each of our named executive officers, other than Mr. Phillips, are also Management Members in KAR LLC. Through the issuance by KAR LLC of certain profit interests referred to as “Override Units,” our named executive officers are incentivized to manage from the perspective of owners with an equity stake in the Company. Override Units may be issued as either Operating Units, which vest over a period of time, or Value Units, which vest upon the achievement of certain financial objectives for the benefit of the Investor Members. One-fourth of the Override Units are issued as Operating Units and the remaining three-fourths are issued as Value Units. The ratio of Operating Units to Value Units was determined by our Equity Sponsors and is intended to encourage the achievement of certain pre-established performance objectives.

Subject to certain conditions, including possible forfeiture, the holders of Override Units have certain rights with respect to profits and losses of KAR LLC and distributions from KAR LLC. Operating Units may be forfeited on a pro rata basis if the executive ceases to be employed by KAR LLC or one of its subsidiaries prior to the fourth anniversary of the date of grant. All Value Units will participate in distributions if the Investment Multiple is at least 3.5. The Applicable Performance Percentage of the Value Units will participate in distributions if the Investment Multiple is greater than 1.5 but less than 3.5. The “Applicable Performance Percentage” means, expressed as a percentage, the quotient obtained by dividing (x) the excess, if positive, of the Investment Multiple over 1.5 by (y) 2. Notwithstanding the foregoing or anything to the contrary, in no event will any Value Units participate in distributions unless the Investor Members receive an internal rate of return, compounded annually on their investment in the Company of at least 12% and the Investment Multiple is greater than 1.5. Value Units not eligible to participate in distributions will be automatically forfeited. The Override Units are not convertible into common stock and are generally not transferable. The terms of the Override Units, including the vesting requirements and applicable performance standards, may be modified by KAR LLC as permitted in the LLC Agreement.

Our named executive officers hold profits interests in KAR LLC as follows:

Name	Value Units	Operating Units
Brian Clingen	131,054.76	43,684.92
Eric Loughmiller	38,436.00	12,812.00
James Hallett	131,054.76	43,684.92
Thomas O’Brien	41,196.22	13,732.07
Rebecca Polak	10,484.73	3,494.91

Mr. Phillips is not a Management Member of KAR LLC and does not hold any Override Units in KAR LLC.

Axle LLC Override Units

Axle LLC Agreement. Prior to the date of the merger transactions, Thomas O’Brien had been a Management Member of Axle Holdings II, LLC (“Axle LLC”). Axle LLC is the former ultimate parent company of IAAI Salvage and is now a shareholder of KAR LLC. As such, Mr. O’Brien holds profit interests in Axle LLC referred to as Override Units (the “Axle Override Units”) which were granted prior to the completion of the merger transactions. The Company recognizes compensation expense with respect to the Axle Override Units.

Similar to the Override Units in KAR LLC, the Axle Override Units consist of Operating Units, which vest over a period of time, and Value Units, which vest upon the achievement of certain financial objectives for the benefit of certain of the investors in Axle LLC referred to in the Axle LLC Agreement as the “Kelso Members.”

Subject to certain conditions, including possible forfeiture, the holders of Axle Override Units have certain rights with respect to profits and losses of Axle LLC and distributions from Axle LLC. The Axle Operating Units vested May 25, 2008. Value Units vest and become eligible to participate in distributions upon the occurrence of certain Exit Events only if, upon the occurrence of such an event, the Kelso Members receive an internal rate of return, compounded annually, on their investment in Axle LLC of at least 12%, and the Investment Multiple is greater than two (2). All Value Units will participate in distributions if the Investment Multiple is at least four (4). If the Investment Multiple is greater than two (2), but less than four (4), the Value Units will participate in the distribution on a ratable basis. Value Units not eligible to participate in distributions upon the occurrence of an Exit Event will be automatically forfeited.

For purposes of the Axle Override Units, an “Exit Event” includes, generally, any transaction which results in the sale, transfer, or other disposition by the Kelso Members to a third party of (a) all or substantially all of the limited liability company interests of Axle LLC beneficially owned by the Investor Members as of the date of such transaction; or (b) all of the assets of Axle LLC and its subsidiaries, taken as a whole. For purposes of the Axle LLC Agreement, the Investment Multiple is, generally, equal to the quotient of the fair market value of all distributions received by Kelso Investment Associates VII, L.P. and KEP VI, LLC (collectively, “Kelso”) divided by Kelso’s aggregate capital contributions to the Axle Holding II, LLC.

The Axle Override Units were not granted by the Committee and the Committee does not have authority to amend the terms of the Axle Override Units. Mr. O’Brien holds 128,971 Value Units and 64,485 Operating Units in Axle LLC. The Committee has discretion to consider the Axle Override Units held by Mr. O’Brien when determining Mr. O’Brien’s total compensation. In 2008, the Committee did not consider the value of the Axle Override Units as a significant factor in setting Mr. O’Brien’s compensation.

Rollover Stock Options

In connection with the completion of the merger transactions, certain stock options held by Mr. O’Brien to acquire shares of stock of Axle Holdings were converted, pursuant to the terms of a Rollover Stock Option Agreement, into options to acquire shares of common stock of KAR Holdings or cash. Following their conversion, the stock options became exercisable for a specified number of shares of common stock of KAR Holdings or cash on substantially the same terms and conditions as they had been exercisable under the Axle Holdings, Inc. Stock Incentive Plan. For additional information concerning the terms on which the options are exercisable, see “Potential Payments Upon Termination or Change-in-Control.” The Committee has discretion to consider the value of the Rollover Stock Options held by Mr. O’Brien when determining Mr. O’Brien’s total compensation. In 2008, the Committee did not consider the value of the Rollover Stock Options as a significant factor in setting Mr. O’Brien’s compensation.

Tax and Accounting Considerations

Employment Agreements. Mr. O’Brien is the only named executive officer that has an employment agreement with the Company or any of its subsidiaries. Section 280G of the Code (“Section 280G”) and related provisions impose substantial excise taxes under Section 4999 of the Internal Revenue Code of 1986 (the “Code”) on so-called “excess parachute payments” payable to certain named executive officers upon a change in control and results in the loss of the compensation deduction for such payments by the Company.

The employment agreement with Mr. O’Brien provides that a lump sum “Gross-Up Payment” will be made to Mr. O’Brien in such amount as is necessary to ensure that the net amount retained by Mr. O’Brien, after reduction for any excise taxes on the payments under his employment agreement, will be equal to the amount that Mr. O’Brien would have received if no portion of the payments had been an excess parachute payment.

KAR Holdings, Inc. Stock Incentive Plan. In the event that any payment received under the plan upon the occurrence of an Exit Event would constitute an excess parachute payment, then, the payment will be reduced to the extent necessary to eliminate any such excess parachute payment. In such event, however, KAR Holdings will use good faith efforts to seek the approval of the shareholders in the manner provided for in Section 280G(b)(5) of the Code and the regulations thereunder with respect to such reduced payments, so that such payment would not be treated as a “parachute payment” for this purpose.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of FASB Statement 123(R).

Financial Restatements. The Committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash- or equity-based incentive compensation paid to named executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. The Committee believes that this issue is best addressed when the need actually arises, when all of the facts regarding the restatement are known.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K. This report is provided by the following persons, who comprise the Committee:

Church M. Moore (Chairman)

Sanjeev Mehra

Gregory P. Spivy

Brian T. Clingen

James P. Hallett

Thomas C. O’Brien

SUMMARY COMPENSATION TABLE FOR 2008

The table below contains information concerning the compensation of our (i) principal executive officer (the “PEO”), (ii) principal financial officer (the “PFO”), (iii) three most highly compensated executive officers (other than the PEO and PFO) who were serving as executive officers as of December 31, 2008, and (iv) one individual who was not serving as an executive officer as of December 31, 2008, but who would have been, solely as a result of severance payments received during 2008, among the three most highly compensated individuals other than the PEO and PFO.

Name and Principal Position	Year		Salary ($)	Bonus ($)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Brian Clingen,	2008		586,547	—		0.00	0.00		35,010	(5)	621,557
Chairman and CEO (PEO)	2007	(1)	403,288	—		372,723	321,136	(3)	21,228		1,118,375

Eric Loughmiller,	2008		357,029	—		0.00	0.00		33,087	(5)	390,116
Executive Vice President and CFO (PFO)	2007	(1)	242,890	—		109,313	146,956	(3)	2,743		501,902

James Hallett,	2008		586,547	—		0.00	0.00		36,522	(5)	623,069
President and CEO of ADESA Auctions	2007	(1)	403,288	210,163	(4)	372,723	358,823	(3)	196,857		1,541,854

Thomas O’Brien,	2008		482,281	—		0.00	339,450	(6)	29,522	(5)	851,253
President and CEO of IAAI Salvage	2007	(1)	328,405	—		1,723,947	337,753	(3)	17,668		2,407,773

Rebecca Polak,	2008		289,495	75,000	(7)	0.00	0.00		24,326	(5)	388,821
Executive Vice President, General Counsel and Secretary

Curtis Phillips,	2008		213,156	—		44,142	0.00		518,806	(9)	776,104
Former President and CEO of AFC (8)

(1)	The amounts included in the Summary Compensation Table for 2007 reflect the following:

•	Messrs. Clingen and Hallett began their employment with KAR Holdings on April 20, 2007.

•

Mr. Loughmiller began his employment with KAR Holdings on April 20, 2007. Prior to such time, Mr. Loughmiller was employed by IAAI Salvage. The amounts reported in the Summary Compensation Table do not include any compensation for periods prior to April 20, 2007, which is the date on which IAAI Salvage became a subsidiary of the Company.

•

Mr. O’Brien was employed by IAAI Salvage for all of 2007. The amounts reported in the Summary Compensation Table do not include any compensation for periods prior to April 20, 2007, which is the date on which IAAI Salvage became a subsidiary of the Company.

(2)	No KAR LLC Override Units or stock options were awarded to the named executive officers during 2008. The amounts reported in this column represent the dollar amount recognized for financial statement recording purposes in the applicable fiscal year in accordance with SFAS 123(R) (disregarding any estimate of forfeitures relating to service-based vesting conditions). See Note 4 to our financial statements for 2008 and Note 4 to our financial statements for 2007, respectively, regarding the assumptions made in determining the dollar amount recognized for financial statement reporting purposes. These amounts consist of the costs recognized in connection with:

•	the stock options held by Mr. O’Brien (see, “Compensation Discussion and Analysis—Rollover Stock Options”);

•	the KAR LLC Override Units held by our named executive officers (see, “Compensation Discussion and Analysis—KAR LLC Override Units”);

•	the Axle Override Units held by Mr. O’Brien (see, “Compensation Discussion and Analysis—Axle Holdings II, LLC Override Units”); and

•	the stock options held by Mr. Phillips.

(3)	The amounts payable under the KAR Holdings, Inc. annual incentive program and the Insurance Auto Auctions, Inc. 2007 Incentive Plan were pro-rated for the period May 1, 2007 through December 31, 2007.
(4)	The amount reported consists of a bonus paid to Mr. Hallett in recognition of the time and effort that he expended in assisting in structuring and facilitating the merger transactions prior to his employment with the Company.
(5)	The amounts reported consist of an automobile allowance, 401(k) matching contributions and Company-paid group term life insurance premiums.

•	Automobile allowances provided to the officers: Mr. Clingen—$25,000; Mr. Loughmiller—$23,077; Mr. Hallett—$25,000; Mr. O’Brien—$18,000; and Ms. Polak—$14,640.

•	401(k) matching contributions made to each officer in the amount of $9,200.

(6)	The amount reported equals the amount payable to Mr. O’Brien under the Insurance Auto Auctions, Inc. 2008 Incentive Plan.
(7)	The amount reported consists of a retention award granted to Ms. Polak in connection with the closing of the merger transactions. The amount of the retention award was equal to the product of the number one (1) multiplied by Ms. Polak’s base salary as of December 31, 2006 ($150,000). The award was paid in equal $75,000 installments on or about (i) the closing date of the merger transactions (April 20, 2007) and (ii) the one year anniversary of the closing date of the merger transactions (April 20, 2008), subject to Ms. Polak’s continued employment on each such date.
(8)	Mr. Phillips resigned from AFC effective September 12, 2008. Mr. Phillips is included in the Summary Compensation Table because, solely as a result of the severance payments that he actually received during 2008 (as described in footnote 9, below), he was among the three most highly compensated executive officers for 2008 other than the PEO and the PFO.
(9)	The amounts reported include an automobile allowance of $9,515, 401(k) matching contributions of $9,200, and Company-paid group term life insurance premiums. The amount also includes $499,231 related to payments under the Severance, Release and Waiver Agreement entered into by Mr. Phillips and AFC on September 12, 2008. The amounts payable to Mr. Phillips under the Severance, Release and Waiver Agreement were paid in a lump sum (see, “Potential Payments Upon Termination or Change-in-Control—Severance, Release and Waiver Agreement”). The $499,231 consists of (i) eighteen (18) months of base salary totaling $463,500, (ii) $9,863 for COBRA coverage, (iii) $24,227 for earned but unused vacation days as of the date of his resignation, and (iv) $1,641 of simple interest on the return of Mr. Phillips’ investment in KAR LLC.

GRANTS OF PLAN-BASED AWARDS FOR 2008

The following table summarizes grants of plan-based awards made to the named executive officers during 2008 under the KAR Holdings, Inc. Annual Incentive Program and the Insurance Auto Auctions, Inc. 2008 Incentive Plan, as applicable.

In 2008, the Committee exercised its discretion and did not make any awards to our named executive officers under the Stock Incentive Plan. Accordingly, the columns relating to grants of equity-based awards have been omitted and the Grants of Plan-Based Awards Table describes only the non-equity incentive awards made to the named executive officers under the KAR Holdings, Inc. annual incentive program and the Insurance Auto Auctions, Inc. 2008 Incentive Plan.

In addition, as indicated in the Summary Compensation Table, no amounts were paid to the named executive officers under the KAR Holdings, Inc. annual incentive program during 2008 as the Company did not achieve the minimum performance criteria necessary for the grant of an award (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs”). However, under the Insurance Auto Auctions, Inc. 2008 Incentive Plan, Mr. O’Brien received an award of $339,450 as a result of Insurance Auto Auctions, Inc. achieving certain performance objectives.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Brian Clingen	192,481	592,250	769,925
Eric Loughmiller	90,125	270,375	360,500
James Hallett	192,481	592,250	769,925
Thomas O’Brien	409,939	482,281	771,650
Rebecca Polak	77,250	231,750	309,000
Curtis Phillips	77,250	231,750	309,000

(1)	Columns (c), (d) and (e) include the potential awards for performance at the threshold, target, and maximum (“superior”) levels, respectively, under the KAR Holdings, Inc. annual incentive program and the Insurance Auto Auctions, Inc. 2008 Incentive Plan, as applicable. See, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs” for further information on the terms of the KAR Holdings, Inc. Annual Incentive Program and the Insurance Auto Auctions, Inc. 2008 Incentive Plan.

Additional information concerning (i) the KAR Holdings, Inc. Annual Incentive Program, the Insurance Auto Auctions 2008 Incentive Plan, and the performance targets under each plan; and (ii) the KAR Holdings, Inc. Stock Incentive Plan may be found in the sections entitled “Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs” and “—Long-Term Equity Incentive Programs” respectively. For additional information concerning the KAR LLC Override Units, Axle LLC Override Units, and the Rollover Stock Options see the sections entitled “Elements Used to Achieve Compensation Philosophy and Objectives—KAR LLC Override Units,” “—Axle LLC Override Units,” and “—Rollover Stock Options” respectively.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Mr. O’Brien, who has an employment agreement with IAAI Salvage, is currently the only named executive officer who has an employment agreement with KAR Holdings or one of its subsidiaries. Among other things, the employment agreement sets forth Mr. O’Brien’s base pay, performance incentives, benefits, and indemnification rights. Further, the employment agreement provides that Mr. O’Brien is an at-will employee and therefore either he or IAAI Salvage may terminate his employment at any time and for any reason, with or without cause. Specifically, Mr. O’Brien’s employment agreement provides for the following severance and change in control payments:

Termination Due to Mr. O’Brien’s Death or Disability. If Mr. O’Brien’s employment is terminated as a result of his death or disability, IAAI Salvage will be obligated to pay him (or his legal representatives) an amount equal to the sum of (i) any earned but unpaid base salary; (ii) his accrued but unpaid vacation earned through the date of termination; (iii) the greater of (I) the product of (x) any incentive compensation paid to or deferred by Mr. O’Brien for the fiscal year preceding the fiscal year in which the date of termination occurs, multiplied by (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365 and (II) the average of the past three (3) years’ annual bonuses, provided, however, that Mr. O’Brien’s target bonus shall instead be used in this (II) if he is terminated within his first eight (8) fiscal quarters with IAAI Salvage (such greater amount being the “Highest Annual Bonus”); and (iii) any compensation previously deferred by Mr. O’Brien. The aggregate of the foregoing is referred to as the “Accrued Obligations.” Mr. O’Brien’s target bonus is 100% of his annual base salary.

For purposes of Mr. O’Brien’s employment agreement, “disability” is defined to mean with respect to Mr. O’Brien, a substantial inability, by reason of physical or mental illness or accident, to perform his regular responsibilities under the employment agreement indefinitely or for a period of one hundred eighty (180) days.

Voluntary Termination by Mr. O’Brien or Termination for Cause by IAAI Salvage. If Mr. O’Brien voluntarily terminates his employment or if IAAI Salvage terminates his employment for cause, IAAI Salvage’s sole obligation will be to pay Mr. O’Brien a lump sum amount equal to (i) any earned but unpaid base salary and (ii) his accrued but unpaid vacation earned through the date of termination. For purposes of the employment agreement, “cause” means Mr. O’Brien’s (i) willful and continued failure to perform substantially his duties with IAAI Salvage or one of its affiliates (other than any such failure resulting from incapacity due to medically documented illness or injury) for a period of 30 days after a written demand for substantial performance is delivered to Mr. O’Brien by the board of directors, which specifically identifies the manner in which the board of directors believes that Mr. O’Brien has not substantially performed his duties or (ii) willful engaging in illegal conduct or misconduct which is injurious to IAAI Salvage.

Termination for Other Reasons. If Mr. O’Brien’s employment is terminated by IAAI Salvage either prior to or more than two (2) years after a change in control, IAAI Salvage will be obligated to pay Mr. O’Brien an amount equal to the product of the number one multiplied by the sum of (i) Mr. O’Brien’s base salary on the date of termination; plus (ii) Mr. O’Brien’s average annual bonus received over the eight (8) fiscal quarters immediately preceding the fiscal quarter during which Mr. O’Brien’s employment is terminated, without exceeding Mr. O’Brien’s target bonus for the fiscal year during which Mr. O’Brien’s employment is terminated, provided, however, that Mr. O’Brien’s target bonus shall instead be used in this (ii) if he is terminated within his first eight (8) fiscal quarters with IAAI Salvage; plus (iii) Mr. O’Brien’s auto allowance for IAAI Salvage’s fiscal year during which Mr. O’Brien’s employment is terminated. In addition, IAAI Salvage must provide, at IAAI Salvage’s expense, group health plan coverage for Mr. O’Brien and his qualified beneficiaries until the earlier of the date that Mr. O’Brien begins any subsequent full-time employment for another employer for pay and the date that is one (1) year after Mr. O’Brien’s termination of employment for any reason.

Termination Within Two (2) Years Following A Change in Control. If Mr. O’Brien’s employment with IAAI Salvage is terminated by IAAI Salvage without cause or by reason of Mr. O’Brien’s “involuntary termination”

(as defined below), in either case within two (2) years after the effective date of a change in control, IAAI Salvage shall pay Mr. O’Brien (i) an amount equal to 150% of the sum of (I) Mr. O’Brien’s then-current annual base salary and (II) his Highest Annual Bonus (as defined above) plus (ii) the amount of any Accrued Obligations (as defined above). In addition, IAAI Salvage must provide, at its expense, group health plan coverage for Mr. O’Brien and his qualified beneficiaries until the earlier of the date that Mr. O’Brien begins any subsequent full-time employment for another employer for pay and the date that is 18 months after Mr. O’Brien’s termination of employment for any reason.

For purposes of the foregoing, an “involuntary termination” means, generally, Mr. O’Brien’s voluntary termination of employment following (i) a material diminution in Mr. O’Brien’s position or level of compensation (base salary and target incentive compensation) or (ii) a material change in Mr. O’Brien’s place of employment, which is more than seventy-five (75) miles from Mr. O’Brien’s then-current place of employment, provided that such change or diminution, as applicable, is effected without Mr. O’Brien’s written concurrence.

Stock Options after a Change in Control. All of Mr. O’Brien’s outstanding options to purchase KAR Holdings stock shall accelerate and become fully exercisable immediately upon the occurrence of a change in control.

For purposes of Mr. O’Brien’s employment agreement, a “change of control” means, generally: (i) the acquisition by any individual, entity, or group of beneficial ownership of 50% or more of the voting power of the then outstanding voting securities of IAAI Salvage entitled to vote generally in the election of directors; or (ii) individuals who, as of the date of the employment agreement, constitute the board of directors cease for any reason to constitute at least a majority of the board of directors; or (iii) consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of IAAI Salvage unless, following such merger, consolidation or disposition, (y) all or substantially all of the individuals and entities who were the beneficial owners of the outstanding voting securities of IAAI Salvage immediately prior to such merger, consolidation, or disposition beneficially own, directly or indirectly, more than 50% of the voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such merger, consolidation, or disposition in substantially the same proportions as their ownership, immediately prior to such merger, consolidation, or disposition and (z) at least a majority of the members of the board of directors of the corporation resulting from such merger, consolidation, or disposition were members of the board of directors at the time of the execution of the initial agreement, or of the action of the board of directors, providing for such merger, consolidation or disposition; or (iv) approval by the shareholders of IAAI Salvage of a complete liquidation or dissolution of IAAI Salvage.

Excise Tax Gross-Up. Mr. O’Brien’s employment agreement provides that if any payment or benefit due and payable under the agreement causes any excise tax imposed by Section 4999 of the Code to become due and payable by Mr. O’Brien, then IAAI Salvage will pay to Mr. O’Brien a “gross-up” payment so that he is in the same after-tax position as he would have been had the excise tax not been payable.

Requirements With Respect to Non-Competition and Non-Solicitation. The employment agreement provides that during an 18 month period following his termination of employment for any reason, Mr. O’Brien may not become employed by or engage in any activity or other business substantially similar to or competitive with the business of IAAI Salvage within the continental United States, Canada, and Mexico. In addition, Mr. O’Brien may not solicit, aid, or induce (i) any employee of IAAI Salvage to leave IAAI Salvage or (ii) any customer, client, vendor, lender, supplier, or sales representative of IAAI Salvage or similar persons engaged in business with IAAI Salvage to discontinue such relationship or reduce the amount of business done with IAAI Salvage.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2008

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Brian Clingen	10,921.23	(1)	32,763.69	(1)	100	06/15/2017
			131,054.76	(2)	100	06/15/2017

Eric Loughmiller	3,203.00	(1)	9,609.00	(1)	100	06/15/2017
			38,436	(2)	100	06/15/2017

James Hallett	10,921.23	(1)	32,763.69	(1)	100	06/15/2017
			131,054.76	(2)	100	06/15/2017

Thomas O’Brien	3,433.02	(1)	10,299.05	(1)	100	06/15/2017
			41,196.22	(2)	100	06/15/2017
	24,905.60	(3)			31.40	11/14/2013
	26,467.20	(4)			35.15	12/16/2012
	64,485	(5)			25.62	05/25/2015
			128,971	(6)	25.62	05/25/2015

Rebecca Polak	873.73	(1)	2,621.18	(1)	100	06/15/2017
			10,484.73	(2)	100	06/15/2017

Curtis Phillips	1,978.38	(7)	2,374.05	(8)	100	08/20/2017

(1)	These Operating Units in KAR LLC were granted on June 15, 2007 and vest ratably on each of the first four (4) anniversaries of the date of grant (see, “Compensation Discussion and Analysis—KAR LLC Override Units”).
(2)	These Value Units in KAR LLC were granted on June 15, 2007 and vest upon the occurrence of an Exit Event, provided that certain performance criteria are achieved (see, “Compensation Discussion and Analysis—KAR LLC Override Units”).
(3)	These stock options were granted on November 14, 2003 pursuant to the Insurance Auto Auctions, Inc. 2003 Stock Option Plan. Upon the occurrence of the merger transactions, these options were converted into options to acquire shares of common stock of KAR Holdings or cash pursuant to the terms of a Rollover Stock Option Agreement. These options were fully vested at the time of the merger transactions.
(4)	These stock options were granted on December 16, 2002 pursuant to the Insurance Auto Auctions, Inc. 1991 Stock Option Plan prior to the date of the merger transactions. These options were converted into options to acquire shares of common stock of KAR Holdings or cash pursuant to the terms of a Rollover Stock Option Agreement. These options were fully vested at the time of the merger transactions.
(5)	These Operating Units in Axle LLC were granted on May 25, 2005 and became fully vested on May 25, 2008 (see, “Compensation Discussion and Analysis—Axle LLC Override Units”).
(6)	These Value Units in Axle LLC were granted on May 25, 2005 and vest upon the occurrence of an Exit Event, provided that certain performance criteria are achieved (see, “Compensation Discussion and Analysis—Axle LLC Override Units”).
(7)	On September 12, 2008, Mr. Phillips entered into a Severance, Release and Waiver Agreement with AFC. Pursuant to that agreement, Mr. Phillips retained 1,978.38 of the 7,913.50 service options which were granted to him on August 20, 2007 (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Long-Term Equity Incentive Programs”). The service options which were retained by Mr. Phillips are fully vested. Mr. Phillips forfeited the remainder of the service options, effective as of the date of his resignation.
(8)	On September 12, 2008, Mr. Phillips entered into a Severance, Release and Waiver Agreement with AFC. Pursuant to that agreement, Mr. Phillips retained 2,374.05 of the 23,740.50 exit options which were granted to Mr. Phillips on August 20, 2007. The exit options which were retained by Mr. Phillips vest upon the occurrence of an Exit Event and the achievement of certain performance criteria (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Long-Term Equity Incentive Programs”). Mr. Phillips forfeited the remainder of the exit options, effective as of the date of his resignation.

Potential Payments Upon Termination Or Change-In-Control

The following is a discussion of payments and benefits that would be due to our named executive officers upon certain types of employment terminations or the occurrence of a change in control of the Company.

The KAR Holdings, Inc. Annual Incentive Program. The KAR Holdings, Inc. annual incentive program provides for the following payments upon the termination of employment scenarios set forth below. Each of the named executive officers participates in the KAR Holdings, Inc. annual incentive program.

Death, Disability, Retirement. In the event that the employment of any named executive officer is terminated as a result of the named executive officer’s death, disability, or retirement, such named executive officer will be entitled to receive a pro-rated amount of any incentive award which they otherwise would have been entitled to receive. “Disability” means, for this purpose, the inability of the named executive officer to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment for a certain period of time.

Voluntary Termination or Termination by the Company. If the employment of any named executive officer is terminated for cause or the named executive officer voluntarily terminates his employment with KAR Holdings or ADESA Auctions, such named executive officer will forfeit all rights to any incentive award payment under the plan.

The Insurance Auto Auctions, Inc. 2008 Incentive Plan. The Insurance Auto Auctions, Inc. 2008 Incentive Plan provides for the following payments upon the termination of employment scenarios set forth below. Mr. O’Brien is the only named executive officer who participates in the Insurance Auto Auctions, Inc. 2008 Incentive Plan.

Death, Disability, Retirement. In the event that Mr. O’Brien’s employment is terminated as a result of his death, disability, or retirement, he will be entitled to receive a pro-rated amount of any incentive award which he otherwise would have been entitled to receive.

Voluntary Termination or Termination by the Company. If Mr. O’Brien’s employment is terminated for cause or if he voluntarily terminates his employment with IAAI Salvage, he will forfeit all rights to any incentive award payment under the plan. For purposes of the foregoing, IAAI Salvage has the sole right to determine what constitutes “cause.”

The KAR Holdings, Inc. Stock Incentive Plan. The Stock Incentive Plan provides for the following treatment of stock options issued pursuant to the plan upon the termination of employment scenarios or a change in control, as set forth below. Each of the named executive officers participates in the Stock Incentive Plan.

Death, Disability, Retirement. In the event that any named executive officer’s employment with KAR Holdings or any subsidiary of KAR Holdings is terminated by reason of the named executive officer’s death, disability, or retirement, then all options held by the named executive officer that are exercisable as of the date of such termination may be exercised by the named executive officer or the named executive officer’s beneficiary until the earlier of (i) one (1) year following the named executive officer’s termination of employment or (ii) the normal expiration date of the options. All options that are not exercisable on the date of such termination of employment shall terminate and be canceled immediately upon such termination of employment.

Voluntary Termination or Termination by the Company. In the event that any named executive officer’s employment with KAR Holdings or any subsidiary of KAR Holdings is terminated for cause (as defined below) or due to the named executive officer’s voluntary resignation without “good reason” (as defined below), all options then held by the named executive officer, whether or not then exercisable, shall terminate and be canceled immediately upon such termination of employment.

For this purpose, “cause” means, generally, (i) the refusal or neglect of the named executive officer to perform substantially his employment-related duties, (ii) the named executive officer’s personal dishonesty, incompetence, willful misconduct, or breach of fiduciary duty, (iii) the named executive officer’s indictment for, conviction of, or entering a plea of guilty or nolo contendere to a crime constituting a felony or his willful violation of any applicable law, (iv) the named executive officer’s failure to reasonably cooperate, following a request to do so by KAR Holdings or any of its subsidiaries, in any internal or governmental investigation or (v) the named executive officer’s material breach of any written covenant or agreement not to disclose any information pertaining to KAR Holdings or any of its subsidiaries or not to compete or interfere with KAR Holdings or any of its subsidiaries.

Termination Without Cause or For Good Reason. In the event that any named executive officer’s employment with KAR Holdings or any subsidiary of KAR Holdings is terminated by KAR Holdings or any of its subsidiaries without cause (as defined above) or by the named executive officer for “good reason” (as defined below), any options then held by the named executive officer which are exercisable on the date of termination shall be exercisable until the earlier of (i) the 90th day following the named executive officer’s termination of employment or (ii) the normal expiration date of the options. Any options held by the named executive officer that are not then exercisable shall terminate and be canceled immediately upon such termination of employment.

Unless specified otherwise in a named executive officer’s employment agreement, the termination of a named executive officer’s employment with KAR Holdings or any of its subsidiaries shall be deemed to be for “good reason” if such named executive officer voluntarily terminates his or her employment with the Company or any subsidiary of the Company as a result of (i) the Company or any subsidiary of the Company significantly reducing the named executive officer’s current salary with out the named executive officer’s prior written consent, or (ii) the Company or any subsidiary of the Company taking any action that would substantially diminish the aggregate value of the benefits provided to the named executive officer under the Company’s or such subsidiary’s accident, disability, life insurance, or any other employee benefit plans in which the named executive officer participates.

Upon the Occurrence of an Exit Event. Immediately upon the occurrence of an Exit Event (as defined in “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Long Term Equity Incentive Programs”), each outstanding service option and each outstanding exit option (according to the schedule which follows) will be canceled in exchange for a cash payment in an amount equal to the excess of the Exit Event Price (as defined in the plan) over the Option Price (as defined in the plan).

In the event that an Exit Event has occurred, exit options become exercisable in accordance with the following schedule:

•

None of the exit options will become exercisable unless, the Investor Members receive an internal rate of return on their initial investment in the Company of at least 12% compounded annually and the Investment Multiple, as defined in the Stock Incentive Plan, is greater than 1.5.

•

A pro-rata portion of the exit options will become exercisable if the Investor Members receive an internal rate of return on their initial investment in the Company of at least 12% compounded annually and the Investment Multiple is greater than 1.5 but less than 3.5.

•

All of the exit options will become exercisable if the Investor Members receive an internal rate of return on their initial investment in the Company of at least 12% compounded annually and the Investment Multiple is at least 3.5.

All exit options which do not become exercisable at the time of an Exit Event will be canceled.

Reduction for Excess Parachute Payments. In the event that any payment received upon the occurrence of an Exit Event under the KAR Holdings, Inc. Stock Incentive Plan would constitute an “excess parachute payment” as defined in Section 280G of the Code, the payment shall be reduced to an amount necessary to avoid the imposition of Section 280G of the Code. In such event, KAR Holdings will use good faith efforts to seek the approval of its shareholders in the manner provided for under Section 280G(b)(5) of the Code and the regulations thereunder with respect to such payment so that it will not be treated as an “excess parachute payment” for this purpose.

Rollover Stock Options. Pursuant to the terms of a Rollover Stock Option Agreement entered into in connection with the completion of the merger transactions, the options held by Mr. O’Brien to acquire shares of Axle Holdings, Inc. were converted into options to acquire shares of KAR Holdings or cash. Pursuant to the Rollover Stock Option Agreement, the options are exercisable according to substantially the same terms and conditions, including with respect to vesting, as were applicable to the options under the Axle Holdings, Inc. Stock Incentive Plan. Further, pursuant to the terms of the KAR Holdings, Inc. Shareholders Agreement, the Company has a right to repurchase the options held by Mr. O’Brien at the fair market value of such options following the termination of his employment with the Company or any subsidiary of the Company.

Death, Disability or Retirement. Subject to the Company’s repurchase right, in the event that Mr. O’Brien’s employment with the Company or any subsidiary of the Company is terminated because of his death, disability or retirement, any options granted to him which are otherwise exercisable may be exercised until the earlier of (i) one (1) year following the termination of his employment or (ii) the expiration of the term of the options. All options that are not exercised in accordance with the previous sentence shall terminate and be canceled upon the applicable date.

Voluntary Termination or For Cause Termination. Subject to the Company’s repurchase right, in the event that Mr. O’Brien’s employment with the Company or any subsidiary of the Company is terminated for cause or due to the his voluntary resignation, all options granted to him shall be forfeited, regardless of whether such options are then exercisable.

Termination Without Cause or For Good Reason. Subject to the Company’s repurchase right, in the event that Mr. O’Brien’s employment with the Company or any subsidiary of the Company is terminated by the Company without cause or by him for good reason, any options granted to him which are otherwise exercisable, may be exercised until the earlier of (i) 60 days following the termination of his employment or (ii) the expiration of the term of the options. All options that are not exercised in accordance with the previous sentence shall terminate and be canceled upon the applicable date.

Upon the Occurrence of an Exit Event. Immediately upon the occurrence of an Exit Event (as defined in “Elements Used to Achieve Compensation Philosophy and Objectives—Long Term Equity Incentives Programs”) all service based options (whether or not then exercisable) and all performance-based options that, prior to or in connection with such Exit Event, have become exercisable in connection with the attainment of performance objectives, shall be canceled in exchange for a cash payment by the Company. All options that do not vest in accordance with the previous sentence shall terminate and be canceled immediately following the Exit Event.

Reduction for Excess Parachute Payments. In the event that any payment received upon the occurrence of an Exit Event under the Rollover Stock Option Agreement would constitute an “excess parachute payment” as defined in Section 280G of the Code, the payment shall be reduced to an amount necessary to avoid the imposition of Section 280G of the Code. In such event, KAR Holdings will use good faith efforts to seek the approval of its shareholders in the manner provided for under Section 280G(b)(5) of the Code and the regulations thereunder with respect to such payment so that it will not be treated as an “excess parachute payment” for this purpose.

LLC Agreement of KAR LLC

The LLC Agreement provides for the following payments to Messrs. Clingen, Loughmiller, Hallett, and O’Brien, and Ms. Polak, who are Management Members of KAR LLC, upon the termination of employment scenarios or a change in control, as set forth below:

Termination for Cause. In the event that a Management Member’s employment is terminated for cause, all KAR Override Units issued to such Management Member will immediately be forfeited. “Cause” means, generally, (i) the refusal or neglect of the Management Member to perform substantially his or her employment-related duties, (ii) the Management Member’s personal dishonesty, incompetence, willful misconduct, or breach of fiduciary duty, (iii) the Management Member’s indictment for, conviction of, or entering a plea of guilty or nolo contendere to a crime constituting a felony or his or her willful violation of any applicable law, (iv) the Management Member’s failure to reasonably cooperate, following a request to do so by the Company, in any internal or governmental investigation, or (v) the Management Member’s material breach of any written covenant or agreement not to disclose any information pertaining to the Company or not to compete or interfere with the Company.

Termination for Any Reason Other Than Cause. Provided that an Exit Event (as defined in “Elements Used to Achieve Compensation Philosophy and Objectives—Long Term Equity Incentives Programs”) has not occurred and that a definitive agreement is not in effect regarding a transaction which, if consummated, would result in an Exit Event, then all of the Value Units and a percentage of the Operating Units shall be forfeited according to the following schedule:

If the Termination Occurs	Percentage of Operating Units Forfeited
Before the first anniversary of the grant of such Operating Units	100%

On or after the first anniversary, but before the second anniversary, of the grant of such Operating Units	75%

On or after the second anniversary, but before the third anniversary, of the grant of such Operating Units	50%

On or after the third anniversary, but before the fourth anniversary, of the grant of such Operating Units	25%

On or after the fourth anniversary of the grant of such Operating Units	0%

Upon the Occurrence of an Exit Event. Upon the occurrence of an Exit Event, all Operating Units that are held by the Management Members shall vest and Value Units held by such Management Members shall vest and become eligible to participate in distributions in accordance with the following schedule:

•

No Value Units will vest and participate in distributions unless, upon the occurrence of the Exit Event, the Investor Members receive an internal rate of return, compounded annually, on their investment in KAR LLC of at least 12%, and the Investment Multiple is greater than 1.5.

•	A pro-rata portion of the Value Units will vest and participate in distributions if the Investment Multiple is greater than 1.5 but less than 3.5.

•

All Value Units will vest and participate in distributions if the Investment Multiple is at least 3.5 and the Investor Members receive an internal rate of return, compounded annually, on their investment in KAR LLC of at least 12%.

All Value Units that do not vest and become eligible to participate in distributions as provided above will be forfeited and canceled immediately following the Exit Event.

Requirements With Respect to Non-Competition and Non-Solicitation. The LLC Agreement provides that, until the later of (i) the date on which the Management Member no longer retains any equity interest in the Company, and

(ii) the termination of any severance payable pursuant to any termination or severance agreement, if any, entered into between the Management Member and the Company or any subsidiary of the Company, the Management Member may not become associated with certain entities that are actively engaged, during the 12 months preceding the date such Management Member ceases to hold any equity interest in the Company, in any business that is competitive with the business (or any proposed business) of the Company or any of its subsidiaries in any geographic area in which the Company or any of its subsidiaries does business.

The LLC Agreement also provides that no Management Member shall directly or indirectly induce any employee of the Company or any of its subsidiaries to (i) terminate employment with such entity or (ii) otherwise interfere with the employment relationship of the Company or any of its subsidiaries with any person who is or was employed by the Company or such subsidiary. In addition, the LLC Agreement prohibits any Management Member from soliciting or otherwise attempting to establish for himself or herself any business relationship with any person which is, or which was any time during the 12-month period preceding the date such Management Member ceases to hold any equity interest in the Company, a customer or client of or a distributor to the Company or any of its subsidiaries.

Axle LLC Agreement

The Axle LLC Agreement provides for the following payments to Mr. O’Brien, who is the only named executive officer that is a Management Member of Axle LLC, upon the termination of employment scenarios or a change in control, as set forth below.

Termination for Cause. In the event that Mr. O’Brien’s employment is terminated for cause, all Override Units issued to Mr. O’Brien, including vested Override Units, shall be forfeited. “Cause” includes (i) the refusal or neglect of Mr. O’Brien to perform substantially his employment-related duties, (ii) Mr. O’Brien’s personal dishonesty, incompetence, willful misconduct, or breach of fiduciary duty, (iii) Mr. O’Brien’s indictment for, conviction of, or entering a plea of guilty or nolo contendere to a crime constituting a felony or his willful violation of any applicable law, (iv) Mr. O’Brien’s failure to reasonably cooperate, following a request to do so by the Company, in any internal or governmental investigation, or (v) Mr. O’Brien’s material breach of any written covenant or agreement not to disclose any information pertaining to the Company or not to compete or interfere with the Company.

Termination for Any Reason Other Than Cause. All of Mr. O’Brien’s Operating Units are vested and, as a result, may only be forfeited upon a termination of his employment for Cause or upon the occurrence of an Exit Event as described herein.

Upon the Occurrence of an Exit Event. Upon the occurrence of an Exit Event, all vested Operating Units held by Mr. O’Brien become eligible to participate in distributions. All Value Units held by Mr. O’Brien shall vest and become eligible to participate in distributions in accordance with the following schedule:

•

No Value Units will vest unless, upon the occurrence of the Exit Event, the Investor Members receive an internal rate of return, compounded annually, on their investment in Axle LLC of at least 12%, and the Investment Multiple is greater than two (2).

•

A pro-rata portion of the Value Units will vest and participate in distributions if the Investment Multiple is greater than two (2) but less than four (4), and the Investor Members receive an internal rate of return, compounded annually, on their investment in Axle LLC of at least 12%.

•

All Value Units will vest and participate in distributions if the Investment Multiple is at least four (4), and the Investor Members receive an internal rate of return, compounded annually, on their investment in Axle LLC of at least 12%.

All Value Units that do not vest and become eligible to participate in distributions as provided above will be forfeited and canceled immediately following the Exit Event.

Potential Payments Upon Termination or Change in Control—Tables

The amounts in the tables below assume that the termination or change in control, as applicable, was effective as of December 31, 2008, the last business day of the prior fiscal year, and are merely illustrative of the impact of a hypothetical termination of employment or change in control. The amounts that would actually be paid upon a termination of employment can only be determined at the time of such termination, based on the facts and circumstances then prevailing.

Brian Clingen

Based upon the fact that the Company did not achieve the minimum criteria required for the payment of an annual cash incentive award (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs”), if there had been a change in control or Mr. Clingen’s employment had been terminated on December 31, 2008 for any reason other than his death or disability, as described below, Mr. Clingen would not have been entitled to receive any payments or other benefits from the Company.

	Severance	Non- Equity Incentive Pay	Rollover Stock Options	Axle LLC Override Units		KAR LLC Override Units		Gross-up of Excise Taxes	Other–Life Insurance (1)	Total
				Operating Units	Value Units	Operating Units	Value Units
Death	—	—	—	—	—	—	—	—	$500,000	$500,000
Disability (2)	—	—	—	—	—	—	—	—	—	—

(1)	Under the Group Term Life Policy, Mr. Clingen’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(2)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Eric Loughmiller

Based upon the fact that the Company did not achieve the minimum criteria required for the payment of an annual cash incentive award (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs”), if there had been a change in control or Mr. Loughmiller’s employment had been terminated on December 31, 2008 for any reason other than his death or disability, as described below, Mr. Loughmiller would not have been entitled to receive any payments or other benefits from the Company.

	Severance	Non- Equity Incentive Pay	Rollover Stock Options	Axle LLC Override Units		KAR LLC Override Units		Gross-up of Excise Taxes	Other–Life Insurance (1)	Total
				Operating Units	Value Units	Operating Units	Value Units
Death	—	—	—	—	—	—	—	—	$500,000	$500,000
Disability (2)	—	—	—	—	—	—	—	—	—	—

(1)	Under the Group Term Life Policy, Mr. Loughmiller’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(2)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

James Hallett

Based upon the fact that the Company did not achieve the minimum criteria required for the payment of an annual cash incentive award (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs”), if there had been a change in control or Mr. Hallett’s employment had been terminated on December 31, 2008 for any reason other than his death or disability, as described below, Mr. Hallett would not have been entitled to receive any payments or other benefits from the Company.

	Severance	Non- Equity Incentive Pay	Rollover Stock Options	Axle LLC Override Units		KAR LLC Override Units		Gross-up of Excise Taxes	Other–Life Insurance (1)	Total
				Operating Units	Value Units	Operating Units	Value Units
Death	—	—	—	—	—	—	—	—	$500,000	$500,000
Disability (2)	—	—	—	—	—	—	—	—	—	—

(1)	Under the Group Term Life Policy, Mr. Hallett’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(2)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Thomas O’Brien

Assuming a change in control occurred or termination for the reasons stated below, Mr. O’Brien would have received the following payments and benefits if there had been a change in control or his employment had been terminated on December 31, 2008. Such amounts were positively impacted as a result Insurance Auto Auctions, Inc. achieving certain performance objectives entitling Mr. O’Brien to receive a cash incentive award under the Insurance Auto Auctions, Inc. 2008 Incentive Plan (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs”).

	Severance (1)	Non- Equity Incentive Pay (2)	Rollover Stock Options (3)	Axle LLC Override Units (4)		KAR LLC Override Units		Gross-up of Excise Taxes	Other–Life Insurance (5)	Total
				Operating Units	Value Units	Operating Units	Value Units
Death	—	$339,450	$3,424,922	$1,184,783	—	—	—	—	$500,000	$5,449,155
Disability (6)	—	$339,450	$3,424,922	$1,184,783	—	—	—	—	—	$4,949,155
Voluntary Termination or for Cause	—	—	—	—	—	—	—	—	—	—
Termination w/o Cause or for Good Reason	$916,482		$3,424,922	$1,184,783	—	—	—	—	—	$5,526,187
After Change in control	$1,497,727	$339,450	$3,424,922	$1,184,783	—	—	—	$1,260,559	—	$7,707,435
Termination w/o Cause or for Good Reason

(1)	Based upon Mr. O’Brien’s annual salary as of December 31, 2008.
(2)	The amount payable under the Insurance Auto Auctions, Inc. 2008 Incentive Plan.
(3)	For a description of the Rollover Stock Options, see footnote 3 and footnote 4 to the Outstanding Equity Awards Table.
(4)	These amounts represent a profits interest in Axle LLC that was granted prior to the merger transactions. The actual value of the Value Units cannot be determined until such time as an Exit Event occurs with respect to Axle LLC and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units had an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of Axle LLC in 2008. Specifically, we have assumed:

•	an Investment Multiple of less than 2.00;

•	an estimated share price of $43.99 per share, and

•	an internal rate on the Kelso Members’ investment in Axle LLC of less than 12%.

See, “Compensation Discussion and Analysis—Axle Holdings II LLC Override Units.”

(5)	Under the Group Term Life Policy, Mr. O’Brien’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(6)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Rebecca Polak

Based upon the fact that the Company did not achieve the minimum criteria required for the payment of an annual cash incentive award (see, “Compensation Discussion and Analysis—Elements Used to Achieve Compensation Philosophy and Objectives—Annual Cash Incentive Programs”), if there had been a change in control or Ms. Polak’s employment had been terminated on December 31, 2008 for any reason other than her death or disability, as described below, Ms. Polak would not have been entitled to receive any payments or other benefits from the Company.

	Severance	Non-Equity Incentive Pay	Rollover Stock Options	Axle LLC Override Units		KAR LLC Override Units		Gross-up of Excise Taxes	Other–Life Insurance (1)	Total
				Operating Units	Value Units	Operating Units	Value Units
Death	—	—	—	—	—	—	—	—	$500,000	$500,000
Disability (2)	—	—	—	—	—	—	—	—	—	—

(1)	Under the Group Term Life Policy, Ms. Polak’s designated beneficiary is entitled to a payment in an amount equal to two times her annual salary, not exceeding $500,000.
(2)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Curtis Phillips

On September 12, 2008, Mr. Phillips entered into a Severance, Release and Waiver Agreement with AFC. The terms of the agreement were the result of an arm’s-length negotiation between Mr. Phillips and AFC. The agreement, among other things, provided for a lump sum payment to Mr. Phillips in an amount equal to $473,363, which consisted of eighteen (18) months of base salary, totaling $463,500, and $9,863 for the continuation of Mr. Phillips’ health insurance benefits under COBRA for a period of 18 months. Mr. Phillips was also paid $24,227 for all of his earned but unused vacation days as of the date of his resignation.

Upon surrender of his 200 KAR LLC Class A Common Units, KAR LLC reimbursed Mr. Phillips $20,000, which is equal to Mr. Phillips’ investment in KAR LLC plus an applied simple interest amount of $1,641.23. Mr. Phillips was also permitted to retain 2,374.05 of the 23,740.50 exit options and 1,978.375 of the 7,913.50 service options which had been previously granted to Mr. Phillips under the KAR Holdings, Inc. Stock Incentive Plan. The exercise period for the options retained by Mr. Phillips was extended to the normal expiration date specified in the KAR Holdings, Inc. Stock Incentive Plan. All other exit options and service options held by Mr. Phillips were terminated and canceled upon the effective time of his resignation.

In exchange for the benefits received by Mr. Phillips under the agreement, Mr. Phillips agreed to not disparage, demean, or otherwise communicate any information which is damaging or potentially damaging to the business or reputation of AFC, the Company, or the subsidiaries, affiliated companies or employees of any of such entities. Mr. Phillips also agreed, for a period of 18 months following the date of his termination, either alone or in association with others, to not hire or employ or attempt to hire or employ any person who was an employee of AFC, the Company, or any of their affiliates within 24 months prior to the date of the agreement or to cause or encourage any person to leave the Company. Mr. Phillips also provided a full release of AFC, the Company, and their affiliates for any claims for compensatory, punitive, or any other damages whatsoever.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of Church M. Moore (Chairman), Sanjeev Mehra, Gregory P. Spivy, Brian Clingen, James Hallett, and Thomas O’Brien. Mr. Clingen is the Chairman and CEO of KAR Holdings, Mr. Hallett is the President and CEO of ADESA Auctions, and Mr. O’Brien is the President and CEO of IAAI Salvage. See “Certain Relationships and Related Transactions, and Director Independence” for a description of certain relationships between the Company and Messrs. Clingen, Hallett, and O’Brien.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holder(s)	1,936,741	$74.93	125,700
Equity compensation plans not approved by security holders	—	—	—

Total	1,936,741	$74.93	125,700

(1)	Includes: (a) service and exit options issued under the KAR Holdings, Inc. Stock Incentive Plan; (b) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the merger date; (c) KAR Holdings II, LLC override units; and (d) Axle Holdings II, LLC override units.
(2)	Awards issued post-merger by KAR Holdings, Inc. and KAR Holdings II, LLC have exercise prices ranging from $100.00 to $166.77. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $31.40 to $85.18. Axle Holdings II, LLC override units have a benchmark per unit of $25.62.

Security Ownership and Certain Beneficial Ownership

The following table sets forth certain information with respect to the beneficial ownership of KAR Holdings’ equity securities as of February 28, 2009 of: (1) each person or entity who owns of record or beneficially 5% or more of any class of KAR Holdings’ voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of SEC. To our knowledge, each shareholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	Shares Beneficially Owned
Name	Number of Shares of Common Stock (1)	Percentage of Class (2)
Principal Shareholder:
KAR Holdings II, LLC (2)	10,685,366	100%
KELSO GROUP:
Kelso Investment Associates VII, L.P. (3)(4)	4,532,324	42.4
KEP VI, LLC (3)(4)	4,532,324	42.4
Frank T. Nickell (3)(4)(5)	4,532,324	42.4
Thomas R. Wall, IV (3)(4)(5)	4,532,324	42.4
George E. Matelich (3)(4)(5)	4,532,324	42.4
Michael B. Goldberg (3)(4)(5)	4,532,324	42.4
David I. Wahrhaftig (3)(4)(5)(6)	4,532,324	42.4
Frank K. Bynum, Jr. (3)(4)(5)	4,532,324	42.4
Philip E. Berney (3)(4)(5)	4,532,324	42.4
Frank J. Loverro (3)(4)(5)	4,532,324	42.4
James J. Connors, II (3)(4)(5)	4,532,324	42.4
Church M. Moore (3)(4)(5)(6)	4,532,324	42.4
Stanley de J. Osborne (3)(4)(5)	4,532,324	42.4
PARTHENON GROUP:
PCap KAR LLC (7)(8)	601,818	5.6
Parthenon Investors II, L.P. (7)(9)	284,735	2.7
PCIP Investors (7)(9)	284,735	2.7
J&R Founders Fund II, L.P. (7)(9)	284,735	2.7
GOLDMAN GROUP:
GS Capital Partners VI Fund, L.P. and related funds (10)(20)	2,708,183	25.3
VALUEACT GROUP:
ValueAct Capital Master Fund, L.P. (11)	2,256,819	21.1
AXLE HOLDINGS II, LLC (2)(3)	2,732,609	25.6
Executive Officers and Directors
Brian T. Clingen (6)(12)	138,268	1.3
Thomas C. O’Brien (6)(13)	54,166	*
James P. Hallett (6)(14)	10,030	*
Eric M. Loughmiller (15)	301	*
John R. Nordin (16)	3,528	*
Rebecca C. Polak (17)	752	*
David J. Ament (6)	—	*
Thomas J. Carella (6)(20)	—	*
Peter H. Kamin (6)(11)	2,256,819	21.1
Sanjeev Mehra (6)(18)(20)	2,708,183	25.3
Church M. Moore (3)(4)(5)(6)	4,532,324	42.4
David I. Wahrhaftig (3)(4)(5)(6)	4,532,324	42.4
Gregory P. Spivy (6)	—	*
Executive officers and directors as a group (13 persons) (19)	9,704,371	90.8

*	Less than one percent.

(1)	The number of shares includes shares of common stock subject to options exercisable within 60 days of December 31, 2008.
(2)	Shares subject to options exercisable within 60 days of December 31, 2008 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages for KAR Holdings II, LLC (“KAR LLC”), Axle LLC, the members of the Kelso Group, the members of the Goldman Group, ValueAct Capital and the members of the Parthenon Group are reflective of beneficial ownership of KAR LLC common interests (which, in certain cases, includes beneficial ownership of KAR LLC common interests held by Axle LLC). Except as indicated, percentages for executive officers and directors are reflective of beneficial ownership of outstanding shares of KAR Holdings (including shares that may be deemed to be owned by virtue of common ownership interests in KAR LLC or Axle LLC, as applicable).
(3)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.
(4)	Includes (i) 1,847,997 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Kelso Investment Associates VII, L.P., a Delaware limited partnership, or KIA VII, ownership interest in Axle LLC, (ii) 457,599 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of KEP VI, LLC, a Delaware limited liability company, or KEP VI, ownership interest in Axle LLC, (iii) 1,784,782 shares of common stock held of record by KAR LLC, by virtue of KIA VII’s ownership interest in KAR LLC and (iv) 441,946 shares of common stock held of record by KAR LLC, by virtue of KEP VI’s ownership interest in KAR LLC. KIA VII and KEP VI may be deemed to share beneficial ownership of shares of common stock owned of record by KAR LLC (including beneficial ownership of shares held by KAR LLC that are attributable to Axle LLC), by virtue of their ownership interests in KAR LLC and Axle LLC. KIA VII and KEP VI, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of KIA VII and KEP VI disclaim such beneficial ownership.
(5)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro, Connors, Moore and Osborne may be deemed to share beneficial ownership of shares of common stock owned of record by KAR LLC (including shares owned by KAR LLC which are attributable to Axle LLC), by virtue of their status as managing members of KEP VI and of Kelso GP VII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of Kelso GP VII, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VII. Each of Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro, Connors, Moore and Osborne share investment and voting power with respect to the ownership interests owned by KIA VII and KEP VI but disclaim beneficial ownership of such interests.
(6)	Members of our board of directors.
(7)	The business address for these persons is c/o Parthenon Capital, 265 Franklin Street, 18th Floor Boston, MA 02110.
(8)	Includes 601,818 shares of common stock held of record by KAR LLC, by virtue of PCap KAR, LLC (“Parthenon HoldCo”) ownership interest in KAR LLC. Parthenon HoldCo is a Delaware company controlled by Parthenon Investors II, L.P. and Parthenon Investors III, L.P. The co-CEO’s of Parthenon Capital, Mr. Ernest K. Jacquet and Mr. John C. Rutherford, control Parthenon Investors II, L.P. and Messrs. Jacquet and Rutherford and Mr. William C. Kessinger control Parthenon Investors III, L.P. These individuals have shared voting and investment authority over shares held by Parthenon HoldCo and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.
(9)	Includes (i) 276,657 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Parthenon Investors II, L.P. ownership interest in Axle LLC, (ii) 3,807 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of PCIP Investors ownership interest in Axle LLC and (iii) 4,271 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of J&R Founders Fund II, L.P. ownership interest in Axle LLC. Parthenon, PCIP Investors and J&R, due to their common control, could be deemed to beneficially own each of the other’s shares. The co-CEOs of Parthenon Capital, Mr. Ernest K. Jacquet and Mr. John C. Rutherford, each have beneficial ownership of (1) the shares held by Parthenon, through their indirect control of PCAP Partners II, LLC, the general partner of Parthenon, (2) the shares held by PCIP Investors, a general partnership of which they have control as general partners, and (3) the shares held by J&R, a limited partnership which they control through its general partner, J&R Advisors F.F., LLC. These individuals have shared voting and investment authority over these shares and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(10)	Shares reported are held of record by KAR LLC but are beneficially owned directly by GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG and GS Capital Partners VI Offshore Fund, L.P. (together, the “Goldman Funds”). Affiliates of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. are the general partner, managing limited partner or the managing partner of each of the Goldman Funds. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Funds. Goldman, Sachs & Co. is a direct and indirect, wholly owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Funds share voting and investment power with certain of their respective affiliates. Each of The Goldman Sachs Group Inc. and Goldman Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Funds, except to the extent of its pecuniary interest therein, if any.
(11)	Shares reported are held of record by KAR LLC but are beneficially owned directly by ValueAct Capital Master Fund, L.P by virtue of its ownership interests in KAR LLC and may be deemed to be beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital Master Fund, L.P., (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P. (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P., (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P. The reporting persons disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.
(12)	Includes (i) 37,965 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Mr. Clingen’s common ownership interest in Axle LLC, and (ii) 100,303 shares of common stock held of record by KAR LLC, by virtue of Mr. Clingen’s common ownership interest in KAR LLC.
(13)	Includes (i) 51,373 shares of common stock issuable pursuant to options that are currently exercisable, (ii) 2,592 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Mr. O’Brien’s common ownership interest in Axle LLC and (iii) 201 shares of common stock held of record by KAR LLC, by virtue of Mr. O’Brien’s common ownership interest in KAR LLC.
(14)	Includes 10,030 shares of common stock held of record by KAR LLC, by virtue of Mr. Hallett’s common ownership interest in KAR LLC.
(15)	Includes 301 shares of common stock held of record by KAR LLC, by virtue of Mr. Loughmiller’s common ownership interest in KAR LLC.
(16)	Includes (i) 2,647 shares of common stock issuable pursuant to options that are currently exercisable, (ii) 380 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Mr. Nordin’s common ownership interest in Axle LLC and (iii) 502 shares of common stock held of record by KAR LLC, by virtue of Mr. Nordin’s common ownership interest in KAR LLC.
(17)	Includes 752 shares of common stock held of record by KAR LLC, by virtue of Ms. Polak’s common ownership interest in KAR LLC.
(18)	Mr. Mehra is a managing director of Goldman, Sachs & Co. Mr. Mehra and The Goldman Sachs Group, Inc. each disclaims beneficial ownership of the common stock owned directly or indirectly by the Goldman Funds and Goldman Sachs & Co., except to the extent of his or its pecuniary interest therein, if any. Each of The Goldman Sachs Group Inc. and Goldman Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Funds, except to the extent of its pecuniary interest therein, if any.
(19)	Includes shares of common stock the beneficial ownership of which (i) Mr. Wahrhaftig may be deemed to share, as described in footnote 5 above, (ii) Mr. Moore may be deemed to share, as described in footnote 5 above, (iii) Mr. Kamin may be deemed to share, as described in footnote 11 above and (iv) Mr. Mehra may be deemed to share, as described in footnote 18 above.
(20)	The business address for these persons is c/o Goldman, Sachs & Co., 85 Broad Street, 10th Floor, New York, NY 10004.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements in connection with the April 20, 2007 Merger Transactions

Simultaneously with the consummation of the Merger Transactions on April 20, 2007, we entered into the following agreements.

Contribution Agreement

Axle LLC entered into a contribution agreement with us, KAR LLC and the Equity Sponsors and certain other parties. Pursuant to the contribution agreement, Axle LLC contributed (the “Contribution”) all of the shares of common stock of Axle Holdings, Inc. (its wholly-owned subsidiary which directly owns all of the shares of common stock of IAAI) to KAR LLC simultaneously with the closing of the merger transactions in exchange for a number of Class B common units in KAR LLC equal to approximately $272.4 million divided by $100 (the per unit price paid by the Equity Sponsors for Class A common units in KAR LLC at the closing of the merger transactions). After the Contribution, KAR LLC contributed the shares of Axle Holdings, Inc. to us in exchange for our shares. After the completion of the merger transactions, we own, directly or indirectly, all of the issued and outstanding common stock of IAAI and ADESA.

Shareholders Agreement

We entered into a shareholders agreement with KAR LLC and each of Thomas C. O’Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley (collectively, the “IAAI continuing investors”). Under the terms of the shareholders agreement, KAR LLC has the right to designate all the directors on our board of directors, which is comprised of the same individuals that serve on the board of directors of KAR LLC, as discussed below.

The shareholders agreement generally restricts the transfer of shares of common stock and options acquired pursuant to the Conversion Agreements described below (including any shares into which any such options have been exercised) owned by the IAAI continuing investors, or any other shareholders, that are or become parties to the agreement. Exceptions to this restriction include certain transfers of shares or such options for estate planning purposes, certain pledges and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the IAAI continuing investor, or any other shareholder, that is or becomes a party to the agreement (so long as we have been given the opportunity to purchase the shares or options subject to such involuntary transfer).

In addition, the parties to the shareholders agreement have “tag-along” rights to sell their shares of common stock on a pro rata basis with KAR LLC in sales by KAR LLC to third parties, and KAR LLC has “drag-along” rights to cause the other parties to the shareholders agreement to sell their shares of common stock on a pro rata basis with KAR LLC in sales by KAR LLC to third parties. The IAAI continuing investors are subject to “put” and “call” rights, which entitle these persons to require us to purchase their shares or options acquired pursuant to the Conversion Agreements described below, and which entitle us to require these persons to sell such shares or options to us, upon certain terminations of the shareholder’s employment with us or any of our affiliates (including IAAI or ADESA), at differing prices, depending upon the circumstances of the termination.

Registration Rights Agreement

We entered into a registration rights agreement with KAR LLC and the IAAI continuing investors. Under the terms of the registration rights agreement, KAR LLC (at the request of the initiating holders (i.e., at any time, all of Kelso, ValueAct and Goldman, or, at any time following the third anniversary of a qualified initial public offering of our common stock (as specified in the LLC agreement), two of Kelso, ValueAct and Goldman) will have the right, subject to certain conditions, to make an unlimited number of requests that we use our best efforts to register under the Securities Act the shares of our common stock owned by KAR LLC. In any demand registration, or if KAR Holdings proposes to register any shares (subject to certain exceptions, such as benefit plan registrations), all of the parties to the registration rights agreement have “piggyback rights” to participate on a pro rata basis, subject to certain conditions, which in the case of KAR LLC will include the right of each member of KAR LLC to direct KAR LLC to include shares of common stock attributable to each such member of KAR LLC based on such member’s ownership interest in KAR LLC.

LLC Agreement

Affiliates or designees of the Equity Sponsors, Axle LLC, our executive officers and certain other employees and third parties entered into an amended and restated limited liability company agreement of KAR LLC, or the LLC Agreement. The Equity Sponsors and their affiliates or designees and our executive officers and other employees and third parties hold all of the Class A common units in KAR LLC. In addition, pursuant to the Contribution, Axle LLC owns all of the Class B common units in KAR LLC. The Class B common units are identical to the Class A common units in all respects, except with respect to distributions (distributions to holders of units in KAR LLC are made pro rata based on the number of units held by such holder based on the amount being distributed to such holders, plus the amount paid or payable to the IAAI continuing investors in respect of the options held (or any common stock obtained upon the exercise of such options) in Axle Holdings, Inc. that were converted into options to purchase our common stock pursuant to the Conversion Agreements described below; provided, however, in order to prevent dilution to the holders of KAR LLC common units (other than Axle LLC) that would be caused by the payment of amounts to the IAAI continuing investors in respect of options held by the IAAI continuing investors (or any equity obtained by the IAAI continuing investors upon the exercise of such options), the amount available for distribution to Axle LLC (in respect of the Class B common units held by Axle LLC) is reduced dollar-for-dollar by the net amount paid to the IAAI continuing investors in respect of such converted options (or any equity obtained upon the exercise of such options) in connection with such distribution.

The LLC Agreement provides that our executive officers and others having senior management and/or strategic planning-type responsibilities may be awarded profit interests in KAR LLC that may entitle such individuals to a portion of the future appreciation in the value of the assets of KAR LLC (including the stock in IAAI and ADESA held through us). The combined economic interest in the appreciation in the equity of KAR Holdings granted to those individuals receiving profit interests and to employees of IAAI and/or ADESA through the KAR Holdings stock incentive plan was approximately 12% of the initial equity of KAR LLC at closing of the merger transactions before giving effect to dilution, in the aggregate. The incentive plan is segregated as follows: approximately 3% service related options/profits interests that vest annually over four years and approximately 9% performance related options/profits interests that vest ratably as the members of KAR LLC achieve investment multiples on their original investment in KAR LLC, subject to a minimum internal rate of return threshold.

The LLC Agreement generally restricts the transfer of interests in KAR LLC owned by the Equity Sponsors (and their affiliates, designees or permitted transferees), our executive officers and the other employees and third parties holding equity interests in KAR LLC (the “Holders”). Exceptions to this restriction include transfers of common interests by our executive officers party thereto for certain estate planning purposes and certain involuntary transfers by the Holders in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the continuing investor (so long as KAR LLC has been given the opportunity to purchase the interests subject to such involuntary transfer). In addition, each Holder has customary pro rata “tag-along” rights to sell their common interests in KAR LLC in the event of a proposed sale that is permitted by the LLC Agreement of common interests in KAR LLC by any of the Equity Sponsors or Axle LLC to a third party. Similarly, if any two of Kelso, Goldman or ValueAct elect to sell 80% or more of their common interests in KAR LLC to a third party, each of the remaining Holders is required to sell (upon exercise of such selling Holders “drag-along” rights) a pro rata portion of their respective common interests based on their respective ownership of common interests to such third party at the same price as such selling Holders’ elect to sell their common interests.

The LLC Agreement provides that the Board of Directors of KAR LLC is comprised of members having the right to cast 19 votes at a meeting of the Board of Directors. The members of the Board are appointed and removed as follows: Kelso, Goldman and ValueAct each has the right to appoint and remove two directors with each group of two directors having the power to collectively cast a total of five votes at a Board meeting; Parthenon has the right to appoint and remove one director with the power to cast a total of one vote at a Board meeting; any two of Kelso, Goldman and ValueAct have the right to appoint two officers of KAR LLC (initially at the closing of the merger transactions, Thomas C. O’Brien and James P. Hallett) as members to the Board with the right to cast one vote each; and the chief executive officer of KAR LLC is entitled to serve on the Board and has the right to cast one vote at a Board meeting. Pursuant to the LLC Agreement, KAR LLC would dissolve and its affairs wound up upon the occurrence of: (i) the vote of the board of directors and members or (ii) any event which under applicable law would cause the dissolution of KAR LLC.

Conversion Agreements

Each of the IAAI continuing investors entered into a separate conversion agreement with us under which such IAAI continuing investor exchanged, at the closing of Merger and the Contribution, options to purchase common stock of Axle Holdings, Inc. for options to purchase our common stock. The IAAI continuing investors converted stock options of Axle Holdings, Inc. having an aggregate spread value of approximately $8.9 million for our stock options with an equivalent spread value. As a result of these conversion agreements, the IAAI continuing investors hold options to purchase our stock after the Merger and Contribution representing in the aggregate approximately 1.0% of our common stock on a fully diluted basis.

Financial Advisory Agreements

Under the terms of financial advisory agreements entered into between the Equity Sponsors (or their affiliates) and us, upon completion of the Merger and Contribution on April 20, 2007, we made a closing payment to the Equity Sponsors or their affiliates in an aggregate amount equal to 1.25% of the enterprise value of ADESA (excluding transaction costs). This closing payment was made to the Equity Sponsors or their affiliates pro rata based on their respective cash contributions to KAR LLC at the closing of the merger transactions (which, in the case of ValueAct, included the value of any shares of ADESA common stock contributed to KAR LLC on or prior to the closing of the merger transactions). In addition, under the financial advisory agreements, after completion of the merger transactions, we have paid and will continue to pay an aggregate financial advisory fee of $3,500,000 per annum, payable quarterly in advance, to the Equity Sponsors or their affiliates (with the first such fee, prorated for the remainder of the then current quarter, paid at the closing of the merger transactions on April 20, 2007), for services provided or to be provided by each of the Equity Sponsors or their affiliates to us. The ongoing financial advisory fee has been and will continue to be paid to the Equity Sponsors or their affiliates pro rata based on their respective cash contributions to KAR LLC at the closing of the merger transactions (which, in the case of ValueAct, included the value of any shares of ADESA common stock contributed to KAR LLC on or prior to the closing of the merger transactions and, in the case of Goldman, Sachs & Co., included contributions by GS Capital Partners VI Fund, L.P. and its affiliated funds). For purposes of such calculation, the aggregate cash contributions made by affiliates of Kelso ($121,460,000) and Parthenon ($15,000,000) to Axle LLC prior to the closing of the merger transactions was deemed cash capital contributions made to KAR LLC at the closing of the merger transactions.

Pursuant to the financial advisory agreements, we indemnified the Equity Sponsors and their respective officers, directors, affiliates’, partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) in connection with the merger transactions, the Equity Sponsors investment in KAR LLC and its subsidiaries, the Equity Sponsors control of ADESA or any of its subsidiaries and the services rendered to us and our subsidiaries (including IAAI and ADESA) under the financial advisory agreement. The agreement also provides that we will reimburse the Equity Sponsor’s expenses incurred with respect to services to be provided to us and our subsidiaries on a going-forward basis. The

Company paid the Equity Sponsors approximately $3.7 million and $2.5 million related to the annual financial advisory fee (prorated for 2007) and travel expenses for the year ended December 31, 2008 and the period April 20, 2007 through December 31, 2007.

On April 20, 2007, we paid to BP Capital Management, an investment management company, a fee of $446,473.95 for the provision of certain structuring, advisory and other services related to the merger transactions, pursuant to the terms of letter agreement between BP Capital Management and us. Brian Clingen, who is our Chairman and Chief Executive Officer and beneficially owns approximately 1.3% of our common stock, is a founder and president of BP Capital Management.

Axle LLC Agreement

Affiliates of Kelso, affiliates of Parthenon and Magnetite Asset Investors III, L.L.C., Brian T. Clingen, Dan Simon and the IAAI continuing investors entered into the Amended and Restated Operating Agreement of Axle LLC, dated May 25, 2005, or the Axle LLC Agreement. Affiliates of Kelso and Parthenon and Magnetite and Mr. Clingen and a trust established to monitor the estate of Mr. Simon own approximately 99.9% of the common interests in Axle LLC and the IAAI continuing investors own less than 0.4%. The Axle LLC Agreement, among other things, provides that the IAAI continuing investors were awarded profit interests in Axle LLC that may entitle such persons to a portion of the future appreciation in the value of the assets of Axle LLC. The combined economic interest in the appreciation in the value of the assets of Axle LLC granted to the IAAI continuing investors through profit interests and to employees of IAAI through the Axle Holdings, Inc. stock incentive plan was approximately 13% on a fully diluted basis, in the aggregate.

Axle Conversion Agreements and Exchange Agreements

On May 25, 2005, each of the IAAI continuing investors entered into a separate conversion agreement and a separate exchange agreement with Axle Holdings, Inc. under which the IAAI continuing investor agreed to (i) exchange, effective as of the closing of the 2005 Acquisition, certain options to purchase common stock of IAAI for options to purchase common stock of Axle Holdings, Inc. and (ii) accept a cash payment in exchange for cancellation of his remaining options to purchase common stock in IAAI. The IAAI continuing investors converted and exchanged stock options of IAAI having an aggregate spread value of approximately $3.3 million for Axle Holdings, Inc. stock options with an equivalent spread value and received an aggregate payment of $11.4 million for cancellation of their remaining options. As a result of these agreements, the IAAI continuing investors hold options to purchase Axle Holdings, Inc. stock representing in the aggregate approximately 4.8% of the common stock of Axle Holdings, Inc. on a fully diluted basis immediately after the 2005 Acquisition. These options were converted into options in us pursuant to the conversion agreements entered into between us and the IAAI continuing investors described above.

Towing and Transportation Services

In the ordinary course of business, we have received towing, transportation and recovery services from companies which are controlled by Brian Clingen, our Chairman and Chief Executive Officer. Services received from these companies were approximately $1.6 million and $0.8 million for calendar years 2008 and 2007. The transportation services were provided on terms consistent with those of other providers of similar services. There were no such services provided to us from companies controlled by Mr. Clingen in fiscal year 2006.

Transactions with the GS Entities and Their Affiliates

GS Capital Partners VI Fund, L.P. and other private equity funds affiliates with Goldman, Sachs & Co. beneficially own approximately 25.3% of our issued and outstanding common stock. Under the registration rights agreement entered into in connection with the notes, we agreed to file a “market-making” prospectus in order to enable Goldman, Sachs & Co. to engage in market-making activities for the notes. Goldman, Sachs & Co., acted as initial purchaser in the offering of the Restricted Notes. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI Fund, L.P., was part of the banking syndicate for our credit facility. In addition, Goldman, Sachs & Co. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

Director Independence

Because of the directors’ affiliations with the Equity Sponsors and the Company, none of the directors are independent.

Item 14.	Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firms

The following table sets forth the aggregate fees charged to KAR Holdings, Inc. by KPMG LLP for audit services rendered in connection with the audited consolidated financial statements and reports for the 2008 and 2007 fiscal years and for other services rendered during the 2008 and 2007 fiscal years related to the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services.

Fee Category	2008	2007
Audit Fees	$2,207,800	$3,182,600
Audit-Related Fees	237,000	—
Tax Fees	244	—
All Other Fees	—	—

Total Fees	$2,445,044	$3,182,600

Audit Fees: Consists of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim condensed consolidated financial statements included in the quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. The 2007 audit fees also included fees for professional services rendered for the audit of the ADESA and IAAI financial statements for the period January 1 through April 19, 2007.

Audit-Related Fees: Consists principally of professional services rendered with respect to the Company’s registration statements filed on Form S-1 and Form S-4.

Tax Fees: Consists of fees for professional services for sales tax compliance and reporting.

All Other Fees: Consists of fees for all other services other than those reported above, if applicable.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

KAR Holdings’ independent auditor fee pre-approval policy provides for an annual process through which the audit committee evaluates the nature and scope of the audit prior to the commencement of the audit. At the same time, the committee evaluates audit-related, tax and other services that are proposed, along with the anticipated cost of such services. The committee reviews schedules of specific services to be provided.

If other services are described outside of this annual process, under the policy they may be pre-approved by the committee at a regularly scheduled meeting or by the chair, acting between meetings and reporting back to the committee at the next scheduled meeting.

KAR Holdings’ audit committee was established in April 2007. Subsequent to April 2007, all audit, tax and other services performed by KAR Holdings’ independent registered public accounting firm were approved by the committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

1)	Financial Statements—the consolidated financial statements of KAR Holdings, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.

2)	Financial Statement Schedules—all schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

3)	Exhibits—the exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about KAR Holdings, ADESA, IAAI or other parties to the agreements.

The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about KAR Holdings may be found elsewhere in this Form 10-K and KAR Holdings’ other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1 “Business—Available Information.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Holdings, Inc.

By:	/s/ BRIAN T. CLINGEN
Brian T. Clingen Chairman of the Board and Chief Executive Officer
March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ BRIAN T. CLINGEN Brian T. Clingen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. AMENT David J. Ament	Director

/s/ THOMAS J. CARELLA Thomas J. Carella	Director

/s/ JAMES P. HALLETT James P. Hallett	Director

/s/ PETER H. KAMIN Peter H. Kamin	Director

/s/ SANJEEV MEHRA Sanjeev Mehra	Director

/s/ CHURCH M. MOORE Church M. Moore	Director

/s/ THOMAS C. O’BRIEN Thomas C. O’Brien	Director

/s/ GREGORY P. SPIVY Gregory P. Spivy	Director

/s/ DAVID I. WAHRHAFTIG David I. Wahrhaftig	Director

S-1

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated December 22, 2006, by and among KAR Holdings, II, LLC, KAR Holdings, Inc., KAR Acquisition, Inc. and ADESA, Inc.	S-4		2.1	1/25/2008

2.2	Stock Purchase Agreement, dated January 11, 2008, by and among Insurance Auto Auctions, Inc., the shareholders of Salvage Disposal Company of Georgia, Janet L. Covey, as shareholders’ representative, and solely for the purposes of Section 6.11 and Article XI, Verastar, LLC	S-4/A	333-148847	2.2	2/11/2008

2.3	Stock Purchase Agreement, dated January 18, 2008, by and among Insurance Auto Auctions, Inc., the shareholders of each of Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., and Robert D. Poole, as shareholders’ representative	S-4/A	333-148847	2.3	2/11/2008

3.1	Certificate of Incorporation of KAR Holdings, Inc. as amended	S-4		3.1	1/25/2008

3.2	By-Laws of KAR Holdings, Inc.	S-4		3.2	1/25/2008

4.1	Indenture, dated April 20, 2007 (the “Floating Rate Senior Notes Indenture”), among KAR Holdings, Inc., the Guarantors from time to time parties hereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4		4.1	1/25/2008

4.2	Indenture, dated April 20, 2007 (the “Fixed Rate Senior Notes Indenture”), among KAR Holdings, Inc., the Guarantors from time to time parties hereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4		4.2	1/25/2008

4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Notes Indenture”), among KAR Holdings, Inc., the Guarantors from time to time parties hereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4		4.3	1/25/2008

4.4	Supplemental Indenture, dated December 26, 2007, among KAR Holdings, Inc., the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-4		4.4	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.5	Supplemental Indenture, dated December 26, 2007, among KAR Holdings, Inc., the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-4		4.5	1/25/2008

4.6	Supplemental Indenture, dated December 26, 2007, among KAR Holdings, Inc., the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-4		4.6	1/25/2008

4.7	Exchange and Registration Rights Agreement, dated April 20, 2007, between KAR Holdings, Inc., the Guarantors as named in the respective Floating Rate Senior Notes Indenture, the Fixed Rate Senior Notes Indenture and Senior Subordinated Notes Indenture, and Goldman, Sachs & Co., Bear Stearns & Co. Inc., UBS Securities LLC, and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers, for $150,000,000 Floating Rate Senior Notes due 2014, $450,000,000 8 3/4% Senior Notes due 2014 and $425,000,000 10% Senior Subordinated Notes due 2015	S-4		4.7	1/25/2008

4.8	Registration Rights Agreement, dated April 20, 2007, among KAR Holdings, Inc., KAR Holdings II, LLC, certain employees of KAR Holdings, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4		4.8	1/25/2008

4.9	Second Supplemental Indenture, dated January 22, 2008, among KAR Holdings, Inc., Axle Holdings, Inc., the other guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-4		4.9	1/25/2008

4.10	Second Supplemental Indenture, dated January 22, 2008, among KAR Holdings, Inc., Axle Holdings, Inc., the other guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-4		4.10	1/25/2008

4.11	Second Supplemental Indenture, dated January 22, 2008, among KAR Holdings, Inc., Axle Holdings, Inc., the other guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-4		4.11	1/25/2008

4.12	Form of Floating Rate Senior Note (included as Exhibit A-1 to Exhibit 4.1)	S-4		4.1	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.13	Form of Fixed Rate Senior Note (included as Exhibit A-1 to Exhibit 4.2)	S-4		4.2	1/25/2008

4.14	Form of Senior Subordinated Note (included as Exhibit A-1 to Exhibit 4.3)	S-4		4.3	1/25/2008

10.1	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC. KAR Holdings, Inc. and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-4		10.1	1/25/2008

10.2	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, KAR Holdings, Inc., as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as co-documentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent	S-4		10.2	1/25/2008

10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4		10.3	1/25/2008

10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Holdings, Inc. and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4		10.4	1/25/2008

10.5	Shareholders Agreement, dated April 20, 2007, among KAR Holdings, Inc., KAR LLC and the IAAI continuing investors	S-4		10.5	1/25/2008

10.6	Financial Advisory Agreement, dated April 20, 2007, between KAR Holdings, Inc. and Kelso & Company, L.P.	S-4		10.8	1/25/2008

10.7	Conversion Option Plan of KAR Holdings, Inc.*	S-4		10.9	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Holdings, Inc. and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley*	S-4		10.10	1/25/2008

10.9	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Holdings, Inc. and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit*	S-4		10.11	1/25/2008

10.10	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Holdings, Inc. and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit.*					X

10.12	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Holdings, Inc. and certain executive officers and employees of IAAI*	S-4		10.12	1/25/2008

10.13	Form of Conversion Agreement, dated April 20, 2007, between KAR Holdings, Inc. and certain executive officers and employees of IAAI*	S-4		10.13	1/25/2008

10.14	Stock Incentive Plan of KAR Holdings, Inc.*	S-4		10.14	1/25/2008

10.15	Form of Nonqualified Stock Option Agreement of KAR Holdings, Inc. pursuant to the Stock Incentive Plan*	S-4		10.15	1/25/2008

10.16	Employment Agreement, dated July 13, 2007, between KAR Holdings, Inc. and John Nordin*	S-4		10.16	1/25/2008

10.17	Amendment to Employment Agreement, dated August 14, 2007, between KAR Holdings, Inc. and John Nordin*	S-4		10.17	1/25/2008

10.18	Financial Advisory Agreement, dated April 20, 2007, between KAR Holdings, Inc. and Goldman, Sachs & Co.	S-4		10.18	1/25/2008

10.19	Financial Advisory Agreement, dated April 20, 2007, between KAR Holdings, Inc. and ValueAct Capital Master Fund, L.P.	S-4		10.19	1/25/2008

10.20	Financial Advisory Agreement, dated April 20, 2007, between KAR Holdings, Inc. and PCap, L.P.	S-4		10.20	1/25/2008

10.21	2007 Incentive Plan Executive Management of Insurance Auto Auctions, Inc.*	S-4		10.21	1/25/2008

10.22	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.*	S-4		10.22	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2006	S-4		10.23	1/25/2008

10.24	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-4		10.24	1/25/2008

10.25	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4		10.25	1/25/2008

10.26	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007.	S-4		10.26	1/25/2008

10.27	2007 Annual Incentive Program for KAR Holdings, Inc.*	S-4		10.27	1/25/2008

10.28	2008 Annual Incentive Program for KAR Holdings, Inc.*	POS AM	333-149137	10.37	8/1/2008

10.29	KAR Holdings, Inc. Annual Incentive Program*					X

10.30	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4		10.28	1/25/2008

10.31	Amendment to Thomas C. O’Brien Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.*					X

10.32	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation**	S-4		10.32	1/25/2008

10.33	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation	S-4		10.33	1/25/2008

10.34	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4		10.34	1/25/2008

10.35	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007, between AFC Funding Corporation and Automotive Finance Corporation**	S-4		10.35	1/25/2008

10.36	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.**	S-4		10.36	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.*	POS AM	333-149137	10.38	8/1/2008

10.39	Purchase and Sale Agreement, dated as of September 4, 2008, by and among KAR Holdings, Inc., ADESA California, LLC, ADESA San Diego, LLC, ADESA Texas, Inc., ADESA Florida, LLC, ADESA Washington, LLC and First Industrial Acquisitions, Inc.	8-K	333-148847	10.1	9/9/2008

10.40	Purchase and Sale Agreement, dated as of September 4, 2008, by and between ADESA Atlanta, LLC and First Industrial Acquisitions, Inc.	8-K	333-148847	10.2	9/9/2008

10.41	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.42	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.43	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.44	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.45	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.46	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.47	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008

10.48	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.49	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.50	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.51	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.52	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.53	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.54	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.55	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008

10.56	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Holdings, Inc. and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.57	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.58	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Holdings, Inc. and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.59	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.**					X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of KAR Holdings, Inc.					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes management contract or compensation plan, contract or arrangement.
**	Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.