Form 10-Q
period 2009-03-31
KAR Holdings, Inc.
filed 2009-05-13
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, 10,685,366 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Holdings, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenues
ADESA Auction Services	$288.3	$285.1
IAAI Salvage Services	138.0	142.1
AFC	16.2	34.9

Total operating revenues	442.5	462.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	268.9	265.6
Selling, general and administrative	85.8	95.9
Depreciation and amortization	46.0	47.3

Total operating expenses	400.7	408.8

Operating profit	41.8	53.3
Interest expense	46.6	57.6
Other expense, net	1.7	2.6

Loss before income taxes	(6.5)	(6.9)
Income taxes	(3.0)	(3.7)

Net loss	($3.5)	($3.2)

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$196.5	$158.4
Restricted cash	12.8	15.9
Trade receivables, net of allowances of $10.1 and $10.8	359.4	285.7
Finance receivables, net of allowances of $6.5 and $6.3	128.3	158.9
Retained interests in finance receivables sold	59.8	43.4
Deferred income tax assets	40.3	43.2
Other current assets	46.4	47.2

Total current assets	843.5	752.7

Other assets
Goodwill	1,524.4	1,524.7
Customer relationships, net of accumulated amortization of $127.7 and $111.4	785.4	805.8
Other intangible assets, net of accumulated amortization of $43.4 and $37.9	264.3	264.7
Unamortized debt issuance costs	66.0	69.4
Other assets	17.6	18.6

Total other assets	2,657.7	2,683.2

Property and equipment, net of accumulated depreciation of $176.7 and $153.6	707.3	721.7

Total assets	$4,208.5	$4,157.6

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions, except share and par value data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$348.3	$283.4
Accrued employee benefits and compensation expenses	42.6	42.4
Accrued interest	35.2	15.4
Other accrued expenses	81.5	102.7
Current maturities of long-term debt	—	4.5

Total current liabilities	507.6	448.4

Non-current liabilities
Long-term debt	2,522.9	2,522.9
Deferred income tax liabilities	327.5	335.8
Other liabilities	117.6	99.8

Total non-current liabilities	2,968.0	2,958.5

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,685,366 (2009 and 2008)	0.1	0.1
Additional paid-in capital	1,018.0	1,029.8
Retained deficit	(261.2)	(257.7)
Accumulated other comprehensive loss	(24.0)	(21.5)

Total stockholders’ equity	732.9	750.7

Total liabilities and stockholders’ equity	$4,208.5	$4,157.6

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	10.7	$0.1	$1,029.8	($257.7)	($21.5)	$750.7
Comprehensive loss:
Net loss		—	—	(3.5)	—	(3.5)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap		—	—	—	5.1	5.1
Foreign currency translation		—	—	—	(7.6)	(7.6)

Comprehensive loss		—	—	(3.5)	(2.5)	(6.0)
Reclassification of options from equity to liability		—	(11.8)	—	—	(11.8)

Balance at March 31, 2009	10.7	$0.1	$1,018.0	($261.2)	($24.0)	$732.9

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	($3.5)	($3.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46.0	47.3
Provision for credit losses	0.9	2.9
Deferred income taxes	(7.1)	(7.5)
Amortization of debt issuance costs	3.4	3.4
Stock-based compensation	0.4	1.1
Other non-cash, net	2.2	1.8
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	24.0	19.5
Retained interests in finance receivables sold	(16.4)	(5.5)
Trade receivables and other assets	(71.7)	(104.6)
Accounts payable and accrued expenses	66.6	65.3

Net cash provided by operating activities	44.8	20.5

Investing activities
Net decrease in finance receivables held for investment	4.1	3.1
Acquisition of businesses, net of cash acquired	(3.3)	(122.5)
Purchases of property, equipment and computer software	(12.1)	(20.5)
Proceeds from the sale of property and equipment	0.1	—
Decrease (increase) in restricted cash	3.1	(2.7)

Net cash used by investing activities	(8.1)	(142.6)

Financing activities
Net increase in book overdrafts	7.0	70.5
Net (decrease) increase in borrowings from lines of credit	(4.5)	27.7
Payments for debt issuance costs	—	(0.5)
Payments on long-term debt	—	(3.9)
Payments on capital leases	(0.8)	—

Net cash provided by financing activities	1.7	93.8

Effect of exchange rate changes on cash	(0.3)	(1.9)

Net increase (decrease) in cash and cash equivalents	38.1	(30.2)
Cash and cash equivalents at beginning of period	158.4	204.1

Cash and cash equivalents at end of period	$196.5	$173.9

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2009 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009 (File No: 333-148847), which includes audited financial statements.

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The 2008 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Nature of operations

As of March 31, 2009, the network of 61 ADESA whole car auctions and 150 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership of the vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

Note 2—New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The statement establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. In addition, in relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of existing income tax valuation allowances or recognition of previously unrecognized tax benefits initially established

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

through purchase accounting to be included in earnings rather than as an adjustment to goodwill. This standard is effective for annual reporting periods beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the consolidated financial statements. However, depending on the extent and size of future acquisitions, if any, the adoption may have material effects.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51. The statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the consolidated financial statements. See Note 6 for additional information.

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

Note 3—Stock-Based Compensation Plans

The Company’s stock-based compensation expense includes expense associated with KAR Holdings, Inc. service option awards, KAR LLC operating unit awards and Axle Holdings II, LLC (“LLC”) operating unit awards. The Company initially classified the service options as equity awards and the KAR LLC and LLC operating units as liability awards. In February 2009, the Company took certain actions related to its stock-based compensation plans which resulted in all outstanding awards being classified as liability awards prospectively. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value. The liability for these awards is recorded in “Other liabilities” on the consolidated balance sheet. Per FAS 123(R), an award that changes its classification from equity to liability should result in compensation cost equal to the greater of (1) the grant-date fair value of the original equity award or (2) the fair value of the liability award when it is settled.

The compensation cost that was charged against income for all stock-based compensation plans was $0.4 million and $1.1 million for the three months ended March 31, 2009 and 2008 and the total income tax benefit recognized in the Consolidated Statement of Operations for stock-based compensation agreements was

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

approximately $0.2 million for the three months ended March 31, 2009 and 2008. The Company did not capitalize any stock-based compensation cost in the three months ended March 31, 2009 and 2008.

Note 4—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million at March 31, 2009. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

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

At March 31, 2009, AFC managed total finance receivables of $437.6 million, of which $367.2 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $243.0 million and $298.0 million at March 31, 2009 and December 31, 2008. Finance receivables include $27.2 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $107.6 million and $158.6 million classified as held for investment at March 31, 2009 and December 31, 2008. Finance receivables classified as held for investment include $25.1 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at March 31, 2009 and December 31, 2008. The face amount of these receivables was $29.9 million and $78.7 million at March 31, 2009 and December 31, 2008.

AFC’s allowance for losses of $6.5 million and $6.3 million at March 31, 2009 and December 31, 2008 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.6 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at March 31, 2009 and December 31, 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At March 31, 2009, the Company was in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2009		Net Credit Losses Three Months Ended March 31, 2009	December 31, 2008		Net Credit Losses Three Months Ended March 31, 2008
	Principal Amount of:			Principal Amount of:
(in millions)	Receivables	Receivables Delinquent		Receivables	Receivables Delinquent
Floorplan receivables	$121.5	$5.1	$0.2	$151.2	$7.4	$0.4
Special purpose loans	13.3	6.4	—	14.0	7.1	—

Finance receivables held	$134.8	$11.5	$0.2	$165.2	$14.5	$0.4

Receivables sold	243.0			298.0

Retained interests in finance receivables sold	59.8			43.4

Total receivables managed	$437.6			$506.6

The net credit losses for receivables sold approximated $11.8 million and $7.2 million for the three months ended March 31, 2009 and 2008.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

	Three Months Ended March 31,
	2009	2008
Proceeds from sales of finance receivables	$701.8	$1,309.9
Servicing fees received	$2.6	$4.6
Proceeds received on retained interests in finance receivables sold	$13.5	$17.9

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $59.8 million and $43.4 million at March 31, 2009 and December 31, 2008. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Note 5—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	March 31, 2009	December 31, 2008
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,497.9	$1,497.9
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Canadian line of credit	Prime + 0.5% or BA + 2%	August 31, 2009	—	4.5

Total debt			2,522.9	2,527.4
Less current portion of long-term debt			—	4.5

Long-term debt			$2,522.9	$2,522.9

Credit Facilities

In 2007 the Company entered into new senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan. The revolver was entered into for working capital and general corporate purposes. There were no borrowings under the revolver at March 31, 2009 or December 31, 2008, although the Company did have related outstanding letters of credit in the aggregate amount of $29.3 million at March 31, 2009 and December 31, 2008.

In accordance with the terms in the Credit Agreement, the Company prepaid approximately $51.5 million of the term loan throughout 2008 as a result of certain asset sales. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. In addition, commencing with the fiscal year ending December 31, 2008, the Company was subject to a potential prepayment on the term loan as described in the following sentence. If there is any excess cash flow, as defined in the loan documents for the Company’s senior secured credit facility, the Company shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. There was no excess cash flow, as defined in the loan documents, for the year ended December 31, 2008.

The senior secured credit facilities are guaranteed by KAR LLC and each of the Company’s direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and the capital stock of the Company and each of its direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The credit agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments,

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at March 31, 2009. The Company was in compliance with the covenants in the credit facility at March 31, 2009.

Note 6—Derivatives

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Credit Agreement of KAR Holdings requires that at least 50% of the aggregate principal amount of the notes and the term loans be fixed by means of interest rate protection for an initial period of not less than 2 years. As such, in July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009, and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with SFAS 133, the Company has designated its interest rate swap agreement as a cash flow hedge. The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The following table presents the fair value of the Company’s interest rate swap agreement included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap	Other assets	$—	Other assets	$—	Other accrued expenses	$8.3	Other accrued expenses	$16.3

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

The earnings impact of the interest rate swap designated as a cash flow hedge is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationship is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2009 or 2008. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At March 31, 2009, there was a net unrealized loss totaling $5.2 million, net of tax benefits of $3.1 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The following table presents the effect of the derivative on the Company’s statement of equity and consolidated statement of operations for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008
Interest rate swap	$5.1	($8.0)	N/A	$—	$—

Note 7—Comprehensive Loss

The components of comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Net loss	($3.5)	($3.2)
Other comprehensive income (loss), net of tax
Foreign currency translation loss	(7.6)	(9.1)
Unrealized gain (loss) on interest rate swaps	5.1	(8.0)

Comprehensive loss	($6.0)	($20.3)

The composition of “Accumulated other comprehensive income” at March 31, 2009 consisted of the net unrealized loss on the interest rate swap of $5.2 million, a $0.4 million unrealized gain on postretirement benefit obligation and foreign currency translation loss of $19.2 million. The composition of “Accumulated other comprehensive loss” at December 31, 2008 consisted of the net unrealized loss on the interest rate swap of $10.3 million, a $0.4 million unrealized gain on postretirement benefit obligation and a foreign currency translation loss of $11.6 million.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Note 8—Fair Value Measurements

The Company applies SFAS 157, Fair Value Measurements, to its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 (in millions):

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$59.8	$—	$—	$59.8

Liabilities:
Interest rate swap	$8.3	$—	$8.3	$—

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$43.4	$—	$—	$43.4

Liabilities:
Interest rate swap	$16.3	$—	$16.3	$—

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Interest Rate Swap—under the interest rate swap agreement, the Company pays a fixed LIBOR rate on a portion of the Term Loan B credit facility and receives a variable LIBOR rate. The fair value of the interest rate swap is based on quoted market prices for similar instruments from a commercial bank.

Note 9—Segment Information

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

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended March 31, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$288.3	$138.0	$16.2	$—	$442.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	169.0	91.8	8.1	—	268.9
Selling, general and administrative	52.7	15.0	2.7	15.4	85.8
Depreciation and amortization	24.3	15.1	6.2	0.4	46.0

Total operating expenses	246.0	121.9	17.0	15.8	400.7

Operating profit (loss)	42.3	16.1	(0.8)	(15.8)	41.8
Interest expense	0.1	0.3	—	46.2	46.6
Other (income) expense, net	(0.6)	0.1	—	2.2	1.7
Intercompany expense (income)	8.3	10.3	(1.8)	(16.8)	—

Income (loss) before income taxes	34.5	5.4	1.0	(47.4)	(6.5)
Income taxes	13.8	2.3	0.4	(19.5)	(3.0)

Net income (loss)	$20.7	$3.1	$0.6	($27.9)	($3.5)

Assets	$2,220.6	$1,148.8	$637.1	$202.0	$4,208.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended March 31, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$285.1	$142.1	$34.9	$—	$462.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	165.7	91.1	8.8	—	265.6
Selling, general and administrative	57.7	17.8	5.4	15.0	95.9
Depreciation and amortization	23.7	15.6	6.6	1.4	47.3

Total operating expenses	247.1	124.5	20.8	16.4	408.8

Operating profit (loss)	38.0	17.6	14.1	(16.4)	53.3
Interest expense (income)	0.5	(0.1)	—	57.2	57.6
Other (income) expense, net	(0.6)	(0.5)	—	3.7	2.6
Intercompany expense (income)	9.5	7.7	0.4	(17.6)	—

Income (loss) before income taxes	28.6	10.5	13.7	(59.7)	(6.9)
Income taxes	11.8	4.3	5.2	(25.0)	(3.7)

Net income (loss)	$16.8	$6.2	$8.5	($34.7)	($3.2)

Assets	$2,944.3	$1,157.5	$928.4	($346.7)	$4,683.5

Note 10—Commitments and Contingencies

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

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $0.9 million at March 31, 2009 and December 31, 2008, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

The Company stores a significant number of vehicles owned by various customers that are consigned to the Company to be auctioned. The Company is contingently liable for each consigned vehicle until the eventual sale

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

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

Note 11—Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the periods indicated for KAR Holdings, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Holdings on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Holdings, Inc. and notes thereto.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$371.5	$71.0	$—	$442.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	232.9	36.0	—	268.9
Selling, general and administrative	1.6	73.9	10.3	—	85.8
Depreciation and amortization	—	40.4	5.6	—	46.0

Total operating expenses	1.6	347.2	51.9	—	400.7

Operating profit (loss)	(1.6)	24.3	19.1	—	41.8
Interest expense	29.5	16.0	1.1	—	46.6
Other (income) expense, net	—	2.1	(0.4)	—	1.7
Intercompany expense (income)	—	(1.6)	1.6	—	—

Income (loss) before income taxes	(31.1)	7.8	16.8	—	(6.5)
Income taxes	(12.8)	3.9	5.9	—	(3.0)

Net income (loss)	($18.3)	$3.9	$10.9	$—	($3.5)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$360.7	$101.4	$—	$462.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	224.6	41.0	—	265.6
Selling, general and administrative	1.8	81.7	12.4	—	95.9
Depreciation and amortization	—	41.2	6.1	—	47.3

Total operating expenses	1.8	347.5	59.5	—	408.8

Operating profit (loss)	(1.8)	13.2	41.9	—	53.3
Interest expense	41.9	11.3	4.4	—	57.6
Other (income) expense, net	—	3.0	(0.4)	—	2.6
Intercompany expense (income)	—	(5.4)	5.4	—	—

Income (loss) before income taxes	(43.7)	4.3	32.5	—	(6.9)
Income taxes	(18.3)	2.1	12.5	—	(3.7)

Net income (loss)	($25.4)	$2.2	$20.0	$—	($3.2)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$174.2	$22.3	$—	$196.5
Restricted cash	—	3.6	9.2	—	12.8
Trade receivables, net of allowances	—	324.2	46.6	(11.4)	359.4
Finance receivables, net of allowances	—	4.8	123.5	—	128.3
Retained interests in finance receivables sold	—	—	59.8	—	59.8
Deferred income tax assets	3.1	37.2	—	—	40.3
Other current assets	0.5	41.0	4.9	—	46.4

Total current assets	3.6	585.0	266.3	(11.4)	843.5

Other assets
Investments in and advances to affiliates, net	2,906.2	—	93.9	(3,000.1)	—
Goodwill	—	1,521.2	3.2	—	1,524.4
Customer relationships, net of accumulated amortization	—	686.2	99.2	—	785.4
Other intangible assets, net of accumulated amortization	—	253.7	10.6	—	264.3
Unamortized debt issuance costs	66.0	—	—	—	66.0
Other assets	—	15.5	2.1	—	17.6

Total other assets	2,972.2	2,476.6	209.0	(3,000.1)	2,657.7
Property and equipment, net of accumulated depreciation	—	585.8	121.5	—	707.3

Total assets	$2,975.8	$3,647.4	$596.8	($3,011.5)	$4,208.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$337.0	$22.7	($11.4)	$348.3
Accrued employee benefits and compensation expenses	0.1	39.8	2.7	—	42.6
Accrued interest	35.2	—	—	—	35.2
Other accrued expenses	10.1	64.7	6.7	—	81.5

Total current liabilities	45.4	441.5	32.1	(11.4)	507.6

Non-current liabilities
Investments by and advances from affiliates, net	99.8	128.4	—	(228.2)	—
Long-term debt	1,701.3	712.1	109.5	—	2,522.9
Deferred income tax liabilities	—	298.2	29.3	—	327.5
Other liabilities	—	113.2	4.4	—	117.6

Total non-current liabilities	1,801.1	1,251.9	143.2	(228.2)	2,968.0
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,129.3	1,954.0	421.5	(2,771.9)	732.9

Total liabilities and stockholders’ equity	$2,975.8	$3,647.4	$596.8	($3,011.5)	$4,208.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

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

March 31, 2009 (Unaudited)

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

March 31, 2009 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$—	$46.7	($1.9)	$—	$44.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.3	0.8	—	4.1
Acquisition of businesses, net of cash acquired	—	(3.3)	—	—	(3.3)
Purchases of property, equipment and computer software	—	(11.5)	(0.6)	—	(12.1)
Proceeds from sale of property, equipment and computer software	—	0.1	—	—	0.1
(Increase) decrease in restricted cash	—	(0.1)	3.2	—	3.1

Net cash (used by) provided by investing activities	—	(11.5)	3.4	—	(8.1)
Financing activities
Net increase (decrease) in book overdrafts	—	10.0	(3.0)	—	7.0
Net increase (decrease) in borrowings from lines of credit	—	—	(4.5)	—	(4.5)
Payments on capital leases	—	(0.5)	(0.3)	—	(0.8)

Net cash provided by (used by) financing activities	—	9.5	(7.8)	—	1.7
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Net increase (decrease) in cash and cash equivalents	—	44.7	(6.6)	—	38.1
Cash and cash equivalents at beginning of period	—	129.5	28.9	—	158.4

Cash and cash equivalents at end of period	$—	$174.2	$22.3	$—	$196.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	($18.0)	$42.0	($3.5)	$—	$20.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	(3.1)	6.2	—	3.1
Acquisition of businesses, net of cash acquired	—	(122.5)	—	—	(122.5)
Purchases of property, equipment and computer software	—	(19.4)	(1.1)	—	(20.5)
(Increase) decrease in restricted cash	—	(3.0)	0.3	—	(2.7)

Net cash (used by) provided by investing activities	—	(148.0)	5.4	—	(142.6)
Financing activities
Net increase (decrease) in book overdrafts	—	71.5	(1.0)	—	70.5
Net increase in borrowings from lines of credit	22.4	—	5.3	—	27.7
Payments for debt issuance costs	(0.5)	—	—	—	(0.5)
Payments on long-term debt	(3.9)	—	—	—	(3.9)

Net cash provided by financing activities	18.0	71.5	4.3	—	93.8
Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)

Net increase (decrease) in cash and cash equivalents	—	(34.5)	4.3	—	(30.2)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$137.8	$36.1	$—	$173.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives such as selective relocations, greenfields and acquisitions; the Company’s competitive position; and its continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 11, 2009. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	the Company’s ability to successfully implement its business strategies or realize expected cost savings and revenue enhancements;

•	the Company’s ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	weather;

•	general business conditions; and

•	other risks described from time to time.

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

Executive Overview

According to ADESA Analytical Services, the number of used vehicles auctioned in North America was down over 8% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Retail used vehicle sales were down 5.2% for the three months ended March 31, 2009 as compared with the same period in 2008. New vehicle sales experienced a decline of over 38% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. A decline in new vehicle sales generally results in a reduction in trade-in volumes at automobile dealers and subsequently used vehicle auction volumes from those dealers. Despite the decline in North American auction volumes and the decline in new and retail used vehicle sales, the Company experienced an increase in demand and sales volumes. The Company believes that the retail used vehicle market is impacted by many factors including new and used vehicle pricing and the overall economy.

Wholesale used vehicle prices averaged $9,880 in March 2009 as compared with $10,027 in March 2008, according to ADESA Analytical Services’ monthly analysis of Wholesale Used Vehicle Prices by Vehicle Model Class. However, full-size SUVs, full-size pickups, full-size cars and mid-size cars all registered year-over-year average price increases and March represented the 5th consecutive month of increasing average wholesale used vehicle prices versus the previous month.

Salvage vehicle supplies were stable throughout the industry during the first quarter of 2009. The Company believes increased complexity in vehicles contributes to a larger number of insurance claims resulting in a total loss. The percentage of claims resulting in total losses continues at a high level of 14%. Auction selling prices increased during the first quarter of 2009, driven by stronger used car and scrap prices since the fourth quarter of 2008.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers. The overall economy and in particular the automotive finance industries continue to face severe pressures which have negatively impacted AFC and its customer dealer base. In excess of 4,100 independent dealers closed their doors during

2008, almost a 10 percent reduction in the independent dealer base. During the second half of 2008 and in the first quarter of 2009, used vehicle dealers experienced a significant decline in sales which has resulted in a decrease in loan originations and an increased number of dealers defaulting on their loans and thus increased credit losses for both loans held and sold. The value of recovered collateral on defaulted loans has been impacted to some degree by the volatility in the vehicle pricing market.

AFC has implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $857.6 million at March 31, 2008 to $437.6 million at March 31, 2009. Management believes these actions will best position AFC to maintain its strong competitive position and ultimately maintain its leadership in the industry. In the first three months of 2009, the delinquency rates at AFC have stabilized and improved compared to 2008.

In 2008 and to date, significant changes have occurred in the economy which are impacting all of KAR Holdings’ business segments. A lack of availability of consumer credit for retail used vehicle buyers, a decline in consumer spending, a reduction in the number of independent used vehicle dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum have all negatively impacted the Company. These trends adversely affected the Company’s operating results and business throughout the fourth quarter of 2008 and the first three months of 2009.

Changes in the business environment for U.S. automotive manufacturers have resulted in a number of initiatives to reduce costs in the auto industry. Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) have a longstanding relationship with ADESA and regularly use the Company’s auctions to remarket their vehicles. Chrysler and GM have publicly announced that they intend to significantly reduce the number of franchised dealerships. The impact of the reduced number of franchised dealerships is not expected to have a material impact on the financial performance of the Company.

The availability of financing to franchised dealerships and consumers from the original equipment manufacturers’ captive finance companies and their respective remarketing programs may impact the supply of vehicles to the wholesale auction industry in the future. A change in the supply of used vehicles could impact the value of used vehicles sold, conversion rates and ADESA’s profitability on the sale of vehicles.

On April 30, 2009, Chrysler, the nation’s third-largest automaker, filed for bankruptcy protection. For the year ended December 31, 2008, vehicles remarketed by Chrysler represented approximately 4% of the used vehicles sold by the Company. At the time of bankruptcy, the Company had less than $1 million in accounts receivable from Chrysler.

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

Results of Operations

The following table sets forth operations data for the periods indicated (in millions):

	Three Months Ended March 31,
	2009	2008
Revenues
ADESA Auction Services	$288.3	$285.1
IAAI Salvage Services	138.0	142.1
AFC	16.2	34.9

Total revenues	442.5	462.1
Cost of services*	268.9	265.6

Gross profit*	173.6	196.5
Selling, general and administrative	85.8	95.9
Depreciation and amortization	46.0	47.3

Operating profit	41.8	53.3
Interest expense	46.6	57.6
Other expense, net	1.7	2.6

Loss before income taxes	(6.5)	(6.9)
Income taxes	(3.0)	(3.7)

Net loss	($3.5)	($3.2)

*	Exclusive of depreciation and amortization

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

Three Months Ended March 31, 2009

For the three months ended March 31, 2009, the Company had revenue of $442.5 million compared with revenue of $462.1 million for the three months ended March 31, 2008, a decrease of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Interest Expense

Interest expense decreased $11.0 million, or 19%, to $46.6 million for the three months ended March 31, 2009, compared with interest expense of $57.6 million for the three months ended March 31, 2008. The decrease in interest expense was the result of payments on Term Loan B of $59.3 million throughout 2008 which decreased the outstanding principal balance of the Company’s debt. In addition, a decrease in interest rates over the past twelve months has reduced interest expense for the Company’s variable rate debt instruments.

Other (Income) Expense

Other expense was $1.7 million for the three months ended March 31, 2009 compared with other expense of $2.6 million for the three months ended March 31, 2008, representing a decrease of $0.9 million. The change in other (income) expense is primarily representative of smaller foreign currency transaction losses in 2009 as well as a decrease in interest income resulting from a decrease in interest rates in 2009 compared with 2008.

Income Taxes

The Company’s effective tax rate decreased from a benefit of 53.6% for the three months ended March 31, 2008 to a benefit of 46.2% for the three months ended March 31, 2009. The decrease in the tax rate is primarily attributable to lower state taxes and taxes on the Company’s international operations.

ADESA Auctions Results

	Three Months Ended March 31,
(In millions)	2009	2008
ADESA Auction Services revenue	$288.3	$285.1
Cost of services*	169.0	165.7

Gross profit*	119.3	119.4
Selling, general and administrative	52.7	57.7
Depreciation and amortization	24.3	23.7

Operating profit	$42.3	$38.0

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions increased $3.2 million, or 1%, to $288.3 million for the three months ended March 31, 2009, compared with $285.1 million for the three months ended March 31, 2008. The increase in revenue was primarily a result of a 2% increase in the number of vehicles sold, offset by a 1% decrease in revenue per vehicle sold for the three months ended March 31, 2009, compared with the three months ended March 31, 2008.

The 1% decrease in revenue per vehicle sold resulted in decreased auctions revenue of approximately $0.6 million. The decrease in revenue per vehicle sold was primarily attributable to fluctuations in the Canadian exchange rate which decreased revenue by approximately $11.4 million for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. Partially offsetting the impact of the Canadian exchange rate was a net increase in ancillary services such as transportation and other services which resulted in increased ADESA Auctions revenue of approximately $7.3 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases resulted in increased ADESA Auctions revenue of approximately $3.5 million. The decrease in revenue per vehicle sold was also impacted by lower auction revenues in relation to lower wholesale prices and a decrease in reconditioning services due to a change in the mix of vehicles entered. Although the revenue per vehicle sold decreased, overall revenue increased based on higher volumes.

The total number of used vehicles sold at ADESA Auctions increased 2% for the three months ended March 31, 2009 compared with three months ended March 31, 2008, resulting in an increase in ADESA Auctions revenue of approximately $3.8 million. The volume sold increase was attributable to acquisitions.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 71.5% for the three months ended March 31, 2009 compared with 63.1% for the three months ended March 31, 2008. The increase in conversion rates is representative of stronger demand and a change in the mix of vehicles sold toward more institutional vehicles which convert at a higher rate.

Gross Profit

For the three months ended March 31, 2009, gross profit in the ADESA Auctions segment decreased $0.1 million, or less than 1%, to $119.3 million. Gross margin for ADESA Auctions was 41.4% of revenue for the three months ended March 31, 2009 compared with 41.9% of revenue for the three months ended March 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment decreased $5.0 million, or 9%, to $52.7 million for the three months ended March 31, 2009 compared with the three months ended March 31, 2008, primarily due to a $3.2 million decrease in marketing costs, a $1.9 million decrease related to fluctuations in the Canadian exchange rate, a $1.4 million decrease in bad debt expense and a $1.1 million decrease in professional fees, partially offset by a $1.3 million increase in severance costs and related employee benefit costs and a $1.1 million increase in costs at acquired sites.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Three Months Ended March 31,
(In millions)	2009	2008
IAAI Salvage Services revenue	$138.0	$142.1
Cost of services*	91.8	91.1

Gross profit*	46.2	51.0
Selling, general and administrative	15.0	17.8
Depreciation and amortization	15.1	15.6

Operating profit	$16.1	$17.6

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI decreased $4.1 million, or 3%, to $138.0 million for the three months ended March 31, 2009, compared with $142.1 million for the three months ended March 31, 2008. The decrease in revenue was primarily a result of a decline in average selling price for vehicles sold at auction. This was partially offset by a 5% increase in salvage vehicles sold during the three months ended March 31, 2009. The increase in salvage vehicles sold was a result of volumes provided by acquisitions and greenfields.

Gross Profit

For the three months ended March 31, 2009, gross profit at IAAI decreased to $46.2 million, or 33% of revenue, compared with $51.0 million, or 36% of revenue, for the three months ended March 31, 2008. The gross profit decrease was primarily the result of the decrease in revenue. Cost of services increased due to increases related to acquisitions and greenfields and costs associated with the increased volumes. In addition, IAAI experienced a $2.2 million increase in tow costs primarily due to increased fuel costs and related tow charges and an increase in the number of vehicles towed. These increases were partially offset by cost reductions in supplies, travel, advertising, and auction costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $2.8 million, or 16%, to $15.0 million for the three months ended March 31, 2009, compared with $17.8 million for the three months ended March 31, 2008. The decrease in selling, general and administrative expenses was attributable to decreases in integration expenses and incentive compensation based on the performance of IAAI.

AFC Results

	Three Months Ended March 31,
(In millions except volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$4.9	$14.8
Interest and fee income	11.8	19.6
Other revenue	0.1	1.4
Provision for credit losses	(0.6)	(0.9)

Total AFC revenue	16.2	34.9
Cost of services*	8.1	8.8

Gross profit*	8.1	26.1
Selling, general and administrative	2.7	5.4
Depreciation and amortization	6.2	6.6

Operating profit (loss)	($0.8)	$14.1

Loan transactions	204,076	311,285
Revenue per loan transaction	$80	$112

*	Exclusive of depreciation and amortization

Revenue

For the three months ended March 31, 2009, AFC revenue decreased $18.7 million, or 54%, to $16.2 million, compared with $34.9 million for the three months ended March 31, 2008. The decrease in revenue was the result of a 29% decrease in revenue per loan transaction for the three months ended March 31, 2009, compared with the same period in 2008 and a 34% decrease in loan transactions to 204,076 for the three months ended March 31, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $32, or 29%, primarily as a result of an increase in credit losses for both loans held and sold, a decrease in the average loan value and a decrease in other revenue.

Gross Profit

For the three months ended March 31, 2009, gross profit for the AFC segment decreased $18.0 million, or 69%, to $8.1 million primarily as a result of a 54% decrease in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC decreased $2.7 million, or 50%, for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. The decrease was primarily the result of decreased compensation and related employee benefit costs as well as decreased travel and other miscellaneous expenses.

Holding Company Results

	Three Months Ended March 31,
(In millions)	2009	2008
Selling, general and administrative	$15.4	$15.0
Depreciation and amortization	0.4	1.4

Operating loss	($15.8)	($16.4)

Selling, General and Administrative Expenses

For the three months ended March 31, 2009, selling, general and administrative expenses at the holding company increased $0.4 million, or 3%, to $15.4 million, primarily as a result of an increase in maintenance contract costs on recently acquired information technology.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

(In millions)	March 31, 2009	December 31, 2008	March 31, 2008
Cash and cash equivalents	$196.5	$158.4	$173.9
Restricted cash	$12.8	$15.9	$19.6
Working capital	$335.9	$304.3	$338.2
Amounts available under credit facility*	$300.0	$300.0	$277.6
Cash flow from operations	$44.8	$224.9	$20.5

*	There were related outstanding letters of credit totaling approximately $29.3 million, $29.3 million and $18.7 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, which reduce the amount available under the senior credit facility.

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

Credit Facilities

KAR Holdings has a $300 million revolving line of credit as part of the Company’s $1,865 million Credit Agreement, which was undrawn as of March 31, 2009. There were related outstanding letters of credit totaling approximately $29.3 million at March 31, 2009, which reduce the amount available under the senior credit facility. In addition, the Company’s Canadian operations have a C$8 million line of credit which was undrawn as of March 31, 2009. There were related letters of credit outstanding totaling approximately $1.6 million at March 31, 2009, which reduce the amount available under the Canadian line of credit, but do not impact amounts available under KAR Holdings’ senior credit facility.

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants in the credit facility at March 31, 2009.

In accordance with the terms in the Credit Agreement, the Company prepaid approximately $51.5 million of the term loan throughout 2008 as a result of certain asset sales. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. On March 31, 2009, $1,497.9 million was outstanding on the term loan and there were no borrowings on the revolving credit facility or the Canadian line of credit. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its senior credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

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

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. The Company calculates Adjusted EBITDA by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “—Liquidity and Capital Resources—Working Capital—Credit Facilities”. Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by the Company. Management uses the Adjusted EBITDA measure to evaluate the performance of the Company and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions, if applicable, to Adjusted EBITDA. This measure is used by the Company’s creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to the Company’s senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended March 31, 2009
(In millions)	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Net income (loss)	$6.2	($169.9)	($49.3)	($3.5)	($216.5)
Add back:
Income taxes	4.8	(5.2)	(27.3)	(3.0)	(30.7)
Interest expense, net of interest income	51.2	51.9	53.5	46.4	203.0
Depreciation and amortization	45.0	45.0	45.5	46.0	181.5

EBITDA	107.2	(78.2)	22.4	85.9	137.3
Nonrecurring charges	11.5	10.2	12.3	5.9	39.9
Noncash charges	3.0	168.9	22.1	4.6	198.6
Advisory services	0.9	0.9	1.0	0.9	3.7

EBITDA and Adjusted EBITDA per the Credit Agreement	$122.6	$101.8	$57.8	$97.3	$379.5

Summary of Cash Flows

	Three Months Ended March 31,
(In millions)	2009	2008
Net cash provided by (used for):
Operating activities	$44.8	$20.5
Investing activities	(8.1)	(142.6)
Financing activities	1.7	93.8
Effect of exchange rate on cash	(0.3)	(1.9)

Net increase (decrease) in cash and cash equivalents	$38.1	($30.2)

Cash flow from operating activities was $44.8 million for the three months ended March 31, 2009, compared with $20.5 million for the three months ended March 31, 2008. The increase in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by a smaller increase in trade receivables and other assets for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Net cash used for investing activities was $8.1 million for the three months ended March 31, 2009, compared with $142.6 million for the three months ended March 31, 2008. The decrease in net cash used for investing activities is the result of no acquisitions in the first three months of 2009 compared to the 14 auctions that were acquired in the first three months of 2008. In addition, the Company has spent $8.4 million less for capital items in the first three months of 2009 compared with the first three months of 2008. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2009, compared with $93.8 million for the three months ended March 31, 2008. The decrease in cash provided by financing activities was primarily attributable to a smaller increase in book overdrafts for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. In addition, the Company repaid $4.5 million on its lines of credit in the first three months of 2009 compared to borrowing $27.7 million on the lines of credit in the first three months of 2008.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2009 approximated $10.7 million, excluding $1.4 million of capital expenditures related to the relocation of ADESA Kansas City, which is expected to be financed in 2009. Capital expenditures for the year ended December 31, 2008 approximated $91.6 million, excluding $38.0 million of capital expenditures related to the relocation of ADESA Kansas City, which is expected to be financed in 2009. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2009, which includes approximately $50 million for maintenance capital expenditures. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million at March 31, 2009. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s Consolidated Balance Sheet.

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

In light of the current economic and industry conditions, AFC has implemented a number of strategic initiatives designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $857.6 million at March 31, 2008 to $437.6 million at March 31, 2009. AFC’s utilization of the committed liquidity under the Receivables Purchase Agreement has decreased accordingly. AFC believes the current aggregate maximum commitment of the Purchasers totaling $450 million will be adequate to meet its lending requirements until April 20, 2012, the expiration date of the bank conduit facility.

At March 31, 2009, AFC managed total finance receivables of $437.6 million, of which $367.2 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $243.0 million and $298.0 million at March 31, 2009 and December 31, 2008. Finance receivables include $27.2 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $107.6 million and $158.6 million classified as held for investment at March 31, 2009 and December 31, 2008. Finance receivables classified as held for investment include $25.1 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at March 31, 2009 and December 31, 2008. The face amount of these receivables was $29.9 million and $78.7 million at March 31, 2009 and December 31, 2008.

AFC’s allowance for losses of $6.5 million and $6.3 million at March 31, 2009 and December 31, 2008 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.6 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at March 31, 2009 and December 31, 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At March 31, 2009, the Company was in compliance with the covenants in the securitization agreement.

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

KAR Holdings continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. In addition, the Company’s most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes audited financial statements.

New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. The statement establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. In addition, in relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of existing income tax valuation allowances or recognition of previously unrecognized tax benefits initially established through purchase accounting to be included in earnings rather than as an adjustment to goodwill. This standard is effective for annual reporting periods beginning after December 15, 2008. The Company adopted SFAS 141(R)

on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the consolidated financial statements. However, depending on the extent and size of future acquisitions, if any, the adoption may have material effects.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51. The statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the consolidated financial statements.

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

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Holdings, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net loss by approximately $2.4 million for the three months ended March 31, 2009. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses an interest rate swap agreement to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate swap agreement as a cash flow hedge. The earnings impact of the interest rate swap designated as a cash flow hedge is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationship is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2009 or 2008.

In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matures on June 30, 2009 and effectively results in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

The fair value of the interest rate swap agreement is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. At March 31, 2009 and December 31, 2008, the fair value of the interest rate swap agreement was an $8.3 million unrealized loss and a $16.3 million unrealized loss recorded in “Other accrued expenses”, on the Consolidated Balance Sheet. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate swap agreement are included as a component of “Accumulated other comprehensive income”. At March 31, 2009, there was a net unrealized loss totaling $5.2 million, net of tax benefits of $3.1 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three months ended March 31, 2009 would have resulted in an increase in interest expense of approximately $2.1 million.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain legal proceedings in which the Company is involved are discussed in Note 18 to the consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated, all proceedings discussed in the earlier Report remain outstanding.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect KAR Holdings’ business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to KAR Holdings or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6.	Exhibits

(a) Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Holdings, Inc.
(Registrant)

Date: May 13, 2009	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Holdings, Inc. and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit*	10-K	333-148847	10.10	3/11/2009

10.2	KAR Holdings, Inc. Annual Incentive Program*	10-K	333-148847	10.29	3/11/2009

10.3	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.**	10-K	333-148847	10.59	3/11/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Denotes management contract or compensation plan, contract or arrangement.
**	Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.