Form 10-Q
period 2009-06-30
KAR Holdings, Inc.
filed 2009-08-12
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 10,685,366 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Holdings, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues
ADESA Auction Services	$279.5	$291.2	$567.8	$576.3
IAAI Salvage Services	139.0	148.5	277.0	290.6
AFC	20.6	28.8	36.8	63.7

Total operating revenues	439.1	468.5	881.6	930.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	246.6	265.9	515.5	531.5
Selling, general and administrative	87.1	96.6	172.9	192.5
Depreciation and amortization	42.3	45.0	88.3	92.3

Total operating expenses	376.0	407.5	776.7	816.3

Operating profit	63.1	61.0	104.9	114.3
Interest expense	46.9	51.8	93.5	109.4
Other (income) expense, net	(6.2)	(1.8)	(4.5)	0.8

Income before income taxes	22.4	11.0	15.9	4.1
Income taxes	9.6	4.8	6.6	1.1

Net income	$12.8	$6.2	$9.3	$3.0

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$264.1	$158.4
Restricted cash	13.8	15.9
Trade receivables, net of allowances of $9.8 and $10.8	315.9	285.7
Finance receivables, net of allowances of $5.9 and $6.3	136.6	158.9
Retained interests in finance receivables sold	65.9	43.4
Deferred income tax assets	38.6	43.2
Other current assets	43.5	47.2

Total current assets	878.4	752.7

Other assets
Goodwill	1,526.0	1,524.7
Customer relationships, net of accumulated amortization of $146.1 and $111.4	776.6	805.8
Other intangible assets, net of accumulated amortization of $49.4 and $37.9	265.3	264.7
Unamortized debt issuance costs	62.9	69.4
Other assets	17.9	18.6

Total other assets	2,648.7	2,683.2
Property and equipment, net of accumulated depreciation of $196.5 and $153.6	712.2	721.7

Total assets	$4,239.3	$4,157.6

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Balance Sheets

(In millions, except share and par value data)

	June 30, 2009	December 31, 2008
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$357.4	$283.4
Accrued employee benefits and compensation expenses	47.0	42.4
Accrued interest	14.9	15.4
Other accrued expenses	69.2	102.7
Income taxes payable	1.9	—
Current maturities of long-term debt	—	4.5

Total current liabilities	490.4	448.4

Non-current liabilities
Long-term debt	2,522.9	2,522.9
Deferred income tax liabilities	330.2	335.8
Other liabilities	129.4	99.8

Total non-current liabilities	2,982.5	2,958.5
Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,685,366 (2009 and 2008)	0.1	0.1
Additional paid-in capital	1,018.0	1,029.8
Retained deficit	(248.4)	(257.7)
Accumulated other comprehensive loss	(3.3)	(21.5)

Total stockholders’ equity	766.4	750.7

Total liabilities and stockholders’ equity	$4,239.3	$4,157.6

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	10.7	$0.1	$1,029.8	($257.7)	($21.5)	$750.7
Comprehensive income:
Net income		—	—	9.3	—	9.3
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives		—	—	—	8.0	8.0
Foreign currency translation		—	—	—	10.2	10.2

Comprehensive income		—	—	9.3	18.2	27.5
Reclassification of options from equity to liability		—	(11.8)	—	—	(11.8)

Balance at June 30, 2009	10.7	$0.1	$1,018.0	($248.4)	($3.3)	$766.4

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$9.3	$3.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.3	92.3
Provision for credit losses	1.4	4.8
Deferred income taxes	(7.0)	(15.3)
Amortization of debt issuance costs	6.8	6.8
Stock-based compensation	0.9	2.6
Loss on disposal of fixed assets	(0.2)	—
Other non-cash, net	3.9	4.2
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	26.5	21.9
Retained interests in finance receivables sold	(22.5)	1.3
Trade receivables and other assets	(28.4)	(83.9)
Accounts payable and accrued expenses	62.9	53.8

Net cash provided by operating activities	141.9	91.5

Investing activities
Net increase in finance receivables held for investment	(1.8)	(6.5)
Acquisition of businesses, net of cash acquired	(3.4)	(131.9)
Purchases of property, equipment and computer software	(27.4)	(45.7)
Proceeds from the sale of property and equipment	0.2	0.1
Decrease in restricted cash	2.1	4.7

Net cash used by investing activities	(30.3)	(179.3)

Financing activities
Net increase in book overdrafts	1.4	37.0
Net (decrease) increase in borrowings from lines of credit	(4.5)	5.4
Payments for debt issuance costs	(0.3)	(1.2)
Payments on long-term debt	—	(7.8)
Payments on capital leases	(1.4)	(0.1)
Initial net investment for interest rate cap	(1.3)	—
Repurchase of common stock	—	(0.1)

Net cash (used) provided by financing activities	(6.1)	33.2
Effect of exchange rate changes on cash	0.2	(2.0)

Net increase (decrease) in cash and cash equivalents	105.7	(56.6)
Cash and cash equivalents at beginning of period	158.4	204.1

Cash and cash equivalents at end of period	$264.1	$147.5

See accompanying Notes to Consolidated Financial Statements

KAR Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2009 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. In preparing the accompanying financial statements, management has evaluated subsequent events through August 12, 2009, the date the financial statements were issued. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009 (File No: 333-148847), which includes audited financial statements.

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Nature of operations

As of June 30, 2009, the network of 61 ADESA whole car auctions and 150 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership of the vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 87 loan production offices located throughout North America. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from ADESA auctions, IAAI auctions, independent auctions, auctions affiliated with other auction networks and non-auction purchases.

Note 2—New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the consolidated financial statements.

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

June 30, 2009 (Unaudited)

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

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard applies to interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The statement eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard applies to annual periods ending after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS 166 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This statement establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on the consolidated financial statements.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

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

The compensation cost that was charged against income for all stock-based compensation plans was $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, and the total income tax benefit recognized in the consolidated statement of income for stock-based compensation agreements was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2009. The compensation cost that was charged against income for all stock-based compensation plans was $1.5 million and $2.6 million for the three and six months ended June 30, 2008, respectively, and the total income tax benefit recognized in the consolidated statement of income for stock-based compensation agreements was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008. The Company did not capitalize any stock-based compensation cost in the six months ended June 30, 2009 or 2008.

Note 4—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million at June 30, 2009. Receivables that AFC Funding Corporation sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s consolidated balance sheet.

On January 30, 2009, AFC and AFC Funding Corporation entered into an amendment to the Receivables Purchase Agreement with the other parties named therein. The aggregate maximum commitment of the Purchasers is $450 million. In addition, the calculation of the Purchasers’ participation was amended, reducing the amount received by AFC Funding Corporation upon the sale of an interest in the receivables to the Purchasers.

At June 30, 2009, AFC managed total finance receivables of $477.4 million, of which $395.3 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $269.0 million and $298.0 million at June 30, 2009 and December 31, 2008. Finance receivables include $27.7 million and $6.6 million classified as held for sale which are recorded at

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

lower of cost or fair value, and $114.8 million and $158.6 million classified as held for investment at June 30, 2009 and December 31, 2008. Finance receivables classified as held for investment include $22.1 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at June 30, 2009 and December 31, 2008. The face amount of these receivables was $24.4 million and $78.7 million at June 30, 2009 and December 31, 2008.

AFC’s allowance for losses of $5.9 million and $6.3 million at June 30, 2009 and December 31, 2008 included an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $1.7 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at June 30, 2009 and December 31, 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At June 30, 2009, the Company was in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2009		Net Credit Losses Three Months Ended June 30, 2009	Net Credit Losses Six Months Ended June 30, 2009
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$131.0	$5.3	$0.8	$1.0
Special purpose loans	11.5	4.5	—	—

Finance receivables held	142.5	$9.8	$0.8	$1.0

Receivables sold	269.0

Retained interests in finance receivables sold	65.9

Total receivables managed	$477.4

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

The net credit losses for receivables sold approximated $6.3 million and $18.1 million for the three and six months ended June 30, 2009.

	December 31, 2008		Net Credit Losses Three Months Ended June 30, 2008	Net Credit Losses Six Months Ended June 30, 2008
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$151.2	$7.4	$0.6	$1.0
Special purpose loans	14.0	7.1	—	—

Finance receivables held	165.2	$14.5	$0.6	$1.0

Receivables sold	298.0

Retained interests in finance receivables sold	43.4

Total receivables managed	$506.6

The net credit losses for receivables sold approximated $7.4 million and $14.6 million for the three and six months ended June 30, 2008.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Six Months Ended June 30,
	2009	2008
Proceeds from sales of finance receivables	$1,440.2	$2,480.6
Servicing fees received	$4.9	$9.3
Proceeds received on retained interests in finance receivables sold	$35.9	$52.3

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $65.9 million and $43.4 million at June 30, 2009 and December 31, 2008. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 5—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	June 30, 2009	December 31, 2008
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,497.9	$1,497.9
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Canadian line of credit	Prime + 0.5% or BA + 2%	August 31, 2009	—	4.5

Total debt			2,522.9	2,527.4
Less current portion of long-term debt			—	4.5

Long-term debt			$2,522.9	$2,522.9

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Credit Facilities

In 2007, the Company entered into new senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan. The revolver was entered into for working capital and general corporate purposes. There were no borrowings under the revolver at June 30, 2009 or December 31, 2008, although the Company did have related outstanding letters of credit in the aggregate amount of $31.3 million and $29.3 million at June 30, 2009 and December 31, 2008.

In accordance with the terms of the Credit Agreement, the Company prepaid approximately $51.5 million of the term loan during 2008 as a result of certain asset sales. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. In addition, commencing with the fiscal year ended December 31, 2008, the Company was subject to a potential prepayment on the term loan. If there is any excess cash flow, as defined in the Company’s senior secured credit facility, the Company shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. There was no excess cash flow, as defined, for the year ended December 31, 2008.

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

The credit agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at June 30, 2009. The Company was in compliance with the covenants in the credit facility at June 30, 2009.

As of June 30, 2009, the estimated fair value of the Company’s long-term debt amounted to $2,150.4 million. The estimate of fair value is based on current market prices for the Company’s publicly-traded debt as of June 30, 2009. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 6—Derivatives

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Credit Agreement of KAR Holdings required that at least 50% of the aggregate principal amount of the notes and the term loans be fixed by means of interest rate protection for an initial period of not less than 2 years. As such, in July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility and matured on June 30, 2009.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

In May 2009, the Company entered into an interest rate swap agreement with a notional amount of $650 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, matures on June 30, 2012 and effectively results in a fixed LIBOR interest rate of 2.19% on $650 million of the Term Loan B credit facility. The Company is exposed to credit loss in the event of non-performance by the counterparty; however, non-performance is not anticipated.

In May 2009, the Company also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility when one-month LIBOR exceeds 2.5%. The interest rate cap relates to a portion of the variable rate debt that is not covered by an interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matures on June 30, 2011. The initial $1.3 million investment is recorded in “Other assets” on the consolidated balance sheet and will be amortized over the life of the interest rate cap to interest expense. The Company is exposed to credit loss in the event of non-performance by the counterparty; however, non-performance is not anticipated.

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with SFAS 133, the Company has designated its interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts the Company would receive or pay to terminate the agreements at the reporting date. The following table presents the fair value of the Company’s interest rate derivatives included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$800 million notional interest rate swap	Other assets	N/A	Other assets	$—	Other accrued expenses	N/A	Other accrued expenses	$16.3
$650 million notional interest rate swap	Other assets	$—	Other assets	N/A	Other accrued expenses	$3.7	Other accrued expenses	N/A
$250 million notional interest rate cap	Other assets	$1.3	Other assets	N/A	Other accrued expenses	$—	Other accrued expenses	N/A

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first six months of 2009 or 2008. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income”. At June 30, 2009, there was a net unrealized loss totaling $2.3 million, net of tax benefits of $1.4 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The following table presents the effect of the interest rate derivatives on the Company’s statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008
$800 million notional interest rate swap	$5.2	$7.9	N/A	$—	$—
$650 million notional interest rate swap	($2.3)	N/A	N/A	$—	N/A
$250 million notional interest rate cap	$—	N/A	N/A	$—	N/A

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
$800 million notional interest rate swap	$10.3	($0.1)	N/A	$—	$—
$650 million notional interest rate swap	($2.3)	N/A	N/A	$—	N/A
$250 million notional interest rate cap	$—	N/A	N/A	$—	N/A

Note 7—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$12.8	$6.2	$9.3	$3.0
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	17.8	1.4	10.2	(7.7)
Unrealized gain (loss) on interest rate derivatives	2.9	7.9	8.0	(0.1)

Comprehensive income (loss)	$33.5	$15.5	$27.5	($4.8)

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

The composition of “Accumulated other comprehensive income” at June 30, 2009 consisted of the net unrealized loss on the interest rate derivatives of $2.3 million, a $0.4 million unrealized gain on post-retirement benefit obligation and foreign currency translation loss of $1.4 million. The composition of “Accumulated other comprehensive loss” at December 31, 2008 consisted of the net unrealized loss on the interest rate derivative of $10.3 million, a $0.4 million unrealized gain on post-retirement benefit obligation and a foreign currency translation loss of $11.6 million.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 (in millions):

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$65.9	$—	$—	$65.9
Interest rate cap	1.3	—	1.3	—
Liabilities:
Interest rate swaps	$3.7	$—	$3.7	$—

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$43.4	$—	$—	$43.4
Liabilities:
Interest rate swap	$16.3	$—	$16.3	$—

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

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

Interest Rate Swaps—under the interest rate swap agreements, the Company pays a fixed LIBOR rate on a notional amount and receives a variable LIBOR rate which effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate swaps is based on quoted market prices for similar instruments from a commercial bank.

Interest Rate Cap—under the interest rate cap agreement, the Company will receive interest on a notional amount when one-month LIBOR exceeds 2.5%. This agreement effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate cap is based on quoted market prices for similar instruments from a commercial bank.

Note 9 – Segment Information

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

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended June 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$279.5	$139.0	$20.6	$—	$439.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	153.0	86.3	7.3	—	246.6
Selling, general and administrative	52.3	15.7	2.8	16.3	87.1
Depreciation and amortization	21.5	14.5	6.1	0.2	42.3

Total operating expenses	226.8	116.5	16.2	16.5	376.0

Operating profit (loss)	52.7	22.5	4.4	(16.5)	63.1
Interest expense	0.2	0.3	—	46.4	46.9
Other (income) expense, net	(1.2)	(1.0)	1.2	(5.2)	(6.2)
Intercompany expense (income)	9.7	10.6	(2.0)	(18.3)	—

Income (loss) before income taxes	44.0	12.6	5.2	(39.4)	22.4
Income taxes	17.2	5.1	1.6	(14.3)	9.6

Net income (loss)	$26.8	$7.5	$3.6	($25.1)	$12.8

Assets	$2,195.9	$1,150.6	$637.1	$255.7	$4,239.3

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the three months ended June 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$291.2	$148.5	$28.8	$—	$468.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	164.4	92.4	9.1	—	265.9
Selling, general and administrative	59.5	16.6	3.5	17.0	96.6
Depreciation and amortization	22.4	15.6	6.4	0.6	45.0

Total operating expenses	246.3	124.6	19.0	17.6	407.5

Operating profit (loss)	44.9	23.9	9.8	(17.6)	61.0
Interest expense	0.5	—	—	51.3	51.8
Other (income) expense, net	(1.1)	0.1	—	(0.8)	(1.8)
Intercompany expense (income)	9.9	10.6	0.3	(20.8)	—

Income (loss) before income taxes	35.6	13.2	9.5	(47.3)	11.0
Income taxes	13.0	5.4	3.7	(17.3)	4.8

Net income (loss)	$22.6	$7.8	$5.8	($30.0)	$6.2

Assets	$3,049.8	$1,240.5	$902.2	($584.0)	$4,608.5

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the six months ended June 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$567.8	$277.0	$36.8	$—	$881.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	322.0	178.1	15.4	—	515.5
Selling, general and administrative	105.0	30.7	5.5	31.7	172.9
Depreciation and amortization	45.8	29.6	12.3	0.6	88.3

Total operating expenses	472.8	238.4	33.2	32.3	776.7

Operating profit (loss)	95.0	38.6	3.6	(32.3)	104.9
Interest expense (income)	0.3	0.6	—	92.6	93.5
Other (income) expense, net	(1.8)	(0.9)	1.2	(3.0)	(4.5)
Intercompany expense (income)	18.0	20.9	(3.8)	(35.1)	—

Income (loss) before income taxes	78.5	18.0	6.2	(86.8)	15.9
Income taxes	31.0	7.4	2.0	(33.8)	6.6

Net income (loss)	$47.5	$10.6	$4.2	($53.0)	$9.3

Financial information regarding the KAR Holdings’ reportable segments is set forth below for the six months ended June 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$576.3	$290.6	$63.7	$—	$930.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	330.1	183.5	17.9	—	531.5
Selling, general and administrative	117.2	34.4	8.9	32.0	192.5
Depreciation and amortization	46.1	31.2	13.0	2.0	92.3

Total operating expenses	493.4	249.1	39.8	34.0	816.3

Operating profit (loss)	82.9	41.5	23.9	(34.0)	114.3
Interest expense (income)	1.0	(0.1)	—	108.5	109.4
Other (income) expense, net	(1.7)	(0.4)	—	2.9	0.8
Intercompany expense (income)	19.4	18.3	0.7	(38.4)	—

Income (loss) before income taxes	64.2	23.7	23.2	(107.0)	4.1
Income taxes	24.8	9.7	8.9	(42.3)	1.1

Net income (loss)	$39.4	$14.0	$14.3	($64.7)	$3.0

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Note 10—Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” and “Other liabilities” at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in the period the actual loss is determined. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $0.9 million at June 30, 2009 and December 31, 2008, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency (“EPA”) issued a General Notice of Potential Liability pursuant to Section 107(a) and a Request for Information pursuant to Section 104(e) of CERCLA (42 USC 9601 et seq.) to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington (the “LDW”). At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has told IAAI that, to date, it has sent out approximately sixty General Notice letters to other parties, but the EPA plans to send hundreds of additional General Notice letters to additional parties. The Company is aware that the EPA is investigating approximately 200 companies in addition to the companies already receiving General Notice letters. IAAI currently leases property adjacent to the LDW and operates a stormwater system that discharges into the LDW. The Company has responded to the Section 104(e) Information Request.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Note 11—Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the periods indicated for KAR Holdings, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Holdings on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Holdings, Inc. and notes thereto.

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$349.2	$89.9	$—	$439.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	209.8	36.8	—	246.6
Selling, general and administrative	2.5	74.0	10.6	—	87.1
Depreciation and amortization	—	36.9	5.4	—	42.3

Total operating expenses	2.5	320.7	52.8	—	376.0

Operating profit (loss)	(2.5)	28.5	37.1	—	63.1
Interest expense	29.3	16.6	1.0	—	46.9
Other income, net	—	(5.6)	(0.6)	—	(6.2)
Intercompany (income) expense	—	(4.4)	4.4	—	—

Income (loss) before income taxes	(31.8)	21.9	32.3	—	22.4
Income taxes	(11.7)	10.2	11.1	—	9.6

Net income (loss)	($20.1)	$11.7	$21.2	$—	$12.8

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$357.1	$111.4	$—	$468.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	220.4	45.5	—	265.9
Selling, general and administrative	2.3	82.0	12.3	—	96.6
Depreciation and amortization	—	39.1	5.9	—	45.0

Total operating expenses	2.3	341.5	63.7	—	407.5

Operating profit (loss)	(2.3)	15.6	47.7	—	61.0
Interest expense	33.0	15.0	3.8	—	51.8
Other income, net	—	(1.4)	(0.4)	—	(1.8)
Intercompany (income) expense	—	(5.8)	5.8	—	—

Income (loss) before income taxes	(35.3)	7.8	38.5	—	11.0
Income taxes	(12.9)	3.5	14.2	—	4.8

Net income (loss)	($22.4)	$4.3	$24.3	$—	$6.2

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$720.7	$160.9	$—	$881.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	442.7	72.8	—	515.5
Selling, general and administrative	4.1	147.9	20.9	—	172.9
Depreciation and amortization	—	77.4	10.9	—	88.3

Total operating expenses	4.1	668.0	104.6	—	776.7

Operating profit (loss)	(4.1)	52.7	56.3	—	104.9
Interest expense	58.8	32.6	2.1	—	93.5
Other income, net	—	(3.5)	(1.0)	—	(4.5)
Intercompany expense (income)	—	(6.1)	6.1	—	—

Income (loss) before income taxes	(62.9)	29.7	49.1	—	15.9
Income taxes	(24.5)	14.1	17.0	—	6.6

Net income (loss)	($38.4)	$15.6	$32.1	$—	$9.3

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$717.8	$212.8	$—	$930.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	445.0	86.5	—	531.5
Selling, general and administrative	4.0	163.8	24.7	—	192.5
Depreciation and amortization	—	80.3	12.0	—	92.3

Total operating expenses	4.0	689.1	123.2	—	816.3

Operating profit (loss)	(4.0)	28.7	89.6	—	114.3
Interest expense	74.9	26.3	8.2	—	109.4
Other (income) expense, net	—	1.5	(0.7)	—	0.8
Intercompany (income) expense	—	(11.2)	11.2	—	—

Income (loss) before income taxes	(78.9)	12.1	70.9	—	4.1
Income taxes	(31.2)	5.7	26.6	—	1.1

Net income (loss)	($47.7)	$6.4	$44.3	$—	$3.0

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$244.4	$19.7	$—	$264.1
Restricted cash	—	3.6	10.2	—	13.8
Trade receivables, net of allowances	—	266.4	59.9	(10.4)	315.9
Finance receivables, net of allowances	—	4.2	132.4	—	136.6
Retained interests in finance receivables sold	—	—	65.9	—	65.9
Deferred income tax assets	1.4	37.2	—	—	38.6
Other current assets	0.9	38.1	4.5	—	43.5

Total current assets	2.3	593.9	292.6	(10.4)	878.4

Other assets
Investments in and advances to affiliates, net	2,875.8	—	77.5	(2,953.3)	—
Goodwill	—	1,522.5	3.5	—	1,526.0
Customer relationships, net of accumulated amortization	—	671.0	105.6	—	776.6
Other intangible assets, net of accumulated amortization	—	254.8	10.5	—	265.3
Unamortized debt issuance costs	62.9	—	—	—	62.9
Other assets	1.3	16.0	0.6	—	17.9

Total other assets	2,940.0	2,464.3	197.7	(2,953.3)	2,648.7
Property and equipment, net of accumulated depreciation	—	581.5	130.7	—	712.2

Total assets	$2,942.3	$3,639.7	$621.0	($2,963.7)	$4,239.3

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$316.5	$51.3	($10.4)	$357.4
Accrued employee benefits and compensation expenses	—	43.2	3.8	—	47.0
Accrued interest	14.9	—	—	—	14.9
Other accrued expenses	2.4	60.5	6.3	—	69.2
Income taxes payable	—	1.5	0.4	—	1.9

Total current liabilities	17.3	421.7	61.8	(10.4)	490.4

Non-current liabilities
Investments by and advances from affiliates, net	67.8	113.6	—	(181.4)	—
Long-term debt	1,701.4	713.1	108.4	—	2,522.9
Deferred income tax liabilities	—	299.5	30.7	—	330.2
Other liabilities	3.7	120.9	4.8	—	129.4

Total non-current liabilities	1,772.9	1,247.1	143.9	(181.4)	2,982.5
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,152.1	1,970.9	415.3	(2,771.9)	766.4

Total liabilities and stockholders’ equity	$2,942.3	$3,639.7	$621.0	($2,963.7)	$4,239.3

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

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

June 30, 2009 (Unaudited)

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

June 30, 2009 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash provided by operating activities	$1.6	$135.3	$5.0	$—	$141.9

Investing activities
Net decrease (increase) in finance receivables held for investment	—	7.8	(9.6)	—	(1.8)
Acquisition of businesses, net of cash acquired	—	(3.4)	—	—	(3.4)
Purchases of property, equipment and computer software	—	(25.7)	(1.7)	—	(27.4)
Proceeds from sale of property, equipment and computer software	—	0.2	—	—	0.2
(Increase) decrease in restricted cash	—	—	2.1	—	2.1

Net cash used by investing activities	—	(21.1)	(9.2)	—	(30.3)
Financing activities
Net increase (decrease) in book overdrafts	—	1.8	(0.4)	—	1.4
Net increase (decrease) in borrowings from lines of credit	—	—	(4.5)	—	(4.5)
Payments for debt issuance costs	(0.3)	—	—	—	(0.3)
Payments on capital leases	—	(1.1)	(0.3)	—	(1.4)
Initial net investment for interest rate cap	(1.3)	—	—	—	(1.3)

Net cash provided by (used by) financing activities	(1.6)	0.7	(5.2)	—	(6.1)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	114.9	(9.2)	—	105.7
Cash and cash equivalents at beginning of period	—	129.5	28.9	—	158.4

Cash and cash equivalents at end of period	$—	$244.4	$19.7	$—	$264.1

KAR Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2009 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash provided by operating activities	$9.1	$75.0	$7.4	$—	$91.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	(3.3)	(3.2)	—	(6.5)
Acquisition of businesses, net of cash acquired	—	(131.9)	—	—	(131.9)
Purchases of property, equipment and computer software	—	(41.7)	(4.0)	—	(45.7)
Proceeds from the sale of property, equipment and computer software	—	0.1	—	—	0.1
(Increase) decrease in restricted cash	—	4.3	0.4	—	4.7

Net cash used by investing activities	—	(172.5)	(6.8)	—	(179.3)
Financing activities
Net increase (decrease) in book overdrafts	—	42.7	(5.7)	—	37.0
Net borrowings on lines of credit	—	—	5.4	—	5.4
Payments for debt issuance costs	(1.2)	—	—	—	(1.2)
Payments on long-term debt	(7.8)	—	—	—	(7.8)
Payments on capital leases	—	(0.1)	—	—	(0.1)
Repurchase of common stock	(0.1)	—	—	—	(0.1)

Net cash provided by (used by) financing activities	(9.1)	42.6	(0.3)	—	33.2
Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	—	(54.9)	(1.7)	—	(56.6)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$117.4	$30.1	$—	$147.5

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

Executive Overview

Retail used vehicle sales were up 2.3% for the six months ended June 30, 2009 as compared with the same period in 2008. New vehicle sales experienced a decline of over 35% for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. A decline in new vehicle sales generally results in a reduction in trade-in volumes at automobile dealers and subsequently used vehicle auction volumes from those dealers. The Company believes that the retail used vehicle market is impacted by many factors including new and used vehicle pricing and the overall economy.

Wholesale used vehicle prices averaged $10,167 in June 2009 as compared with $9,306 in June 2008, according to ADESA Analytical Services’ monthly analysis of Wholesale Used Vehicle Prices by Vehicle Model Class. The increase in average used vehicle prices was primarily driven by substantial price increases in all classes of SUVs, as well as full-size pickups. These price increases in larger vehicles were partially offset by price decreases in the compact and midsize car segments as gasoline prices have fallen substantially year-over-year.

Salvage vehicle supplies were stable throughout the industry during the first six months of 2009. The Company believes increased complexity in vehicles contributes to a larger number of insurance claims resulting in a total loss. The percentage of claims resulting in total losses continues at a high level of 14%.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers. The overall economy and in particular the automotive finance industries continue to face pressures which have negatively impacted AFC and its customer dealer base. In excess of 4,100 independent dealers closed their doors during 2008, almost a 10 percent reduction in the independent dealer base. During the second half of 2008 and in the first quarter of 2009, used vehicle dealers experienced a significant decline in sales which resulted in a decrease in loan originations and an increased number of dealers defaulting on their loans and thus increased credit losses for both loans held and sold. In addition, the value of recovered collateral on defaulted loans has been impacted to some degree by the volatility in the vehicle pricing market. However, the used vehicle market has shown some signs of improvement in the second quarter of 2009 as month-over-month and year-over-year retail used vehicle sales have increased and vehicle pricing has improved.

AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $809.8 million at June 30, 2008 to $477.4 million at June 30, 2009. However, delinquency rates at AFC have improved dramatically in the first six months of 2009. Management believes these actions will best position AFC to maintain its strong competitive position and ultimately maintain its leadership in the industry. The current quality of AFC’s managed portfolio of finance receivables has enabled the business to begin to focus on disciplined growth opportunities. As a result, AFC’s managed portfolio of finance receivables has increased 9 percent from $437.6 million at March 31, 2009.

In 2008 and to date, significant changes have occurred in the economy which are impacting all of KAR Holdings’ business segments. A decline in consumer spending, a reduction in the number of both franchised and independent dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum have all negatively impacted the Company. These trends adversely affected the Company’s operating results and business throughout the fourth quarter of 2008 and the first six months of 2009.

Changes in the business environment for U.S. automotive manufacturers have resulted in a number of initiatives to reduce costs in the auto industry. Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) have a longstanding relationship with ADESA and regularly use the Company’s auctions to remarket their vehicles. Chrysler and GM have publicly announced that they are in the process of significantly reducing the number of franchised dealerships. The impact of the reduced number of franchised dealerships is not expected to have a material impact on the financial performance of the Company.

The availability of financing to franchised dealerships and consumers from the original equipment manufacturers’ captive finance companies and their respective remarketing programs may also impact the supply of vehicles to the wholesale auction industry in the future. A change in the supply of used vehicles could impact the value of used vehicles sold, conversion rates and ADESA’s profitability on the sale of vehicles.

On April 30, 2009, Chrysler, the nation’s third-largest automaker, filed for bankruptcy protection and on June 1, 2009, GM, the nation’s largest automaker, filed for bankruptcy protection. For the year ended December 31, 2008, vehicles remarketed by Chrysler and GM represented approximately 4% and 3%, respectively, of the used vehicles sold by the Company. At the time of the bankruptcies, the Company had less than $400,000 in accounts receivable from Chrysler and GM.

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

Results of Operations

The Company’s revenue is derived from auction fees and related services at its whole car and salvage auction facilities and dealer financing fees and net interest income at AFC. Although auction revenues primarily include the auction services and related fees, the Company’s related receivables and payables include the value of the vehicles sold. AFC’s net revenue consists primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Operating expenses for the Company consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of indirect payroll and related costs, sales and marketing, information technology services and professional fees.

Overview of Results of KAR Holdings for the Three Months Ended June 30, 2009 and 2008:

	Three Months Ended June 30,
(In millions)	2009	2008
Revenues
ADESA Auction Services	$279.5	$291.2
IAAI Salvage Services	139.0	148.5
AFC	20.6	28.8

Total revenues	439.1	468.5
Cost of services*	246.6	265.9

Gross profit*	192.5	202.6
Selling, general and administrative	87.1	96.6
Depreciation and amortization	42.3	45.0

Operating profit	63.1	61.0
Interest expense	46.9	51.8
Other income, net	(6.2)	(1.8)

Income before income taxes	22.4	11.0
Income taxes	9.6	4.8

Net income	$12.8	$6.2

*	Exclusive of depreciation and amortization

For the three months ended June 30, 2009, the Company had revenue of $439.1 million compared with revenue of $468.5 million for the three months ended June 30, 2008, a decrease of 6%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Interest Expense

Interest expense decreased $4.9 million, or 9%, to $46.9 million for the three months ended June 30, 2009, compared with interest expense of $51.8 million for the three months ended June 30, 2008. The decrease in interest expense was the result of payments on Term Loan B of $59.3 million during 2008 which decreased the outstanding principal balance of the Company’s debt. In addition, a decrease in interest rates over the past twelve months has also reduced interest expense for the Company’s variable rate debt instruments.

Other Income

Other income was $6.2 million for the three months ended June 30, 2009 compared with $1.8 million for the three months ended June 30, 2008, representing an increase of $4.4 million. The change in other income was primarily representative of larger foreign currency transaction gains in 2009 compared with 2008, partially offset by a decrease in interest income resulting from lower interest rates in 2009.

Income Taxes

The Company’s effective tax rate decreased from a tax rate of 43.6% for the three months ended June 30, 2008 to 42.9% for the three months ended June 30, 2009. The decrease in the tax rate was primarily attributable to the mix in pre-tax profits and losses of the Company’s business segments and lower taxes on the Company’s international operations.

ADESA Auctions Results

	Three Months Ended June 30,
(In millions)	2009	2008
ADESA Auction Services revenue	$279.5	$291.2
Cost of services*	153.0	164.4

Gross profit*	126.5	126.8
Selling, general and administrative	52.3	59.5
Depreciation and amortization	21.5	22.4

Operating profit	$52.7	$44.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions decreased $11.7 million, or 4%, to $279.5 million for the three months ended June 30, 2009, compared with $291.2 million for the three months ended June 30, 2008. The decrease in revenue was primarily a result of a 2% decrease in the number of vehicles sold as well as a 2% decrease in revenue per vehicle sold for the three months ended June 30, 2009, compared with the three months ended June 30, 2008.

The 2% decrease in revenue per vehicle sold resulted in decreased auction revenue of approximately $5.7 million. The decrease in revenue per vehicle sold was primarily attributable to fluctuations in the Canadian exchange rate which decreased revenue by approximately $9.2 million for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. In addition, a net decrease in ancillary services such as shop services and other services resulted in decreased ADESA Auctions revenue of approximately $3.0 million. Partially offsetting the impact of the Canadian exchange rate and ancillary services was incremental fee income related to higher used vehicle values and selective fee increases.

The total number of used vehicles sold at ADESA Auctions decreased 2% for the three months ended June 30, 2009 compared with the three months ended June 30, 2008, resulting in a decrease in ADESA Auctions revenue of approximately $6.0 million. The volume sold decrease was attributable to same store volume decreases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 67.4% for the three months ended June 30, 2009 compared with 59.9% for the three months ended June 30, 2008. The increase in conversion rates was representative of a reduced supply of vehicles at auction.

Gross Profit

For the three months ended June 30, 2009, gross profit in the ADESA Auctions segment decreased $0.3 million, or less than 1%, to $126.5 million. Gross margin for ADESA Auctions was 45.3% of revenue for the three months ended June 30, 2009 compared with 43.5% of revenue for the three months ended June 30, 2008.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment decreased $7.2 million, or 12%, to $52.3 million for the three months ended June 30, 2009 compared with the three months ended June 30, 2008, primarily due to a $2.7 million decrease in marketing costs, a $1.6 million decrease in professional fees, a $1.2 million decrease in bad debt expense, a $1.2 million decrease in supplies expense and a $1.2 million decrease related to fluctuations in the Canadian exchange rate, partially offset by a $1.6 million increase in costs at acquired sites.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Three Months Ended June 30,
(In millions)	2009	2008
IAAI Salvage Services revenue	$139.0	$148.5
Cost of services*	86.3	92.4

Gross profit*	52.7	56.1
Selling, general and administrative	15.7	16.6
Depreciation and amortization	14.5	15.6

Operating profit	$22.5	$23.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI decreased $9.5 million, or 6%, to $139.0 million for the three months ended June 30, 2009, compared with $148.5 million for the three months ended June 30, 2008. The decrease in revenue was primarily a result of a decline in average selling price for vehicles sold at salvage auctions with a related decrease in auction service revenue and a decrease in the number of salvage vehicles sold during the three months ended June 30, 2009.

Gross Profit

For the three months ended June 30, 2009, gross profit at IAAI was $52.7 million, or 38% of revenue, compared with $56.1 million, or 38% of revenue, for the three months ended June 30, 2008. Cost of services decreased due to the decreased volumes, cost reductions in outside labor, supplies, travel and auction costs. In addition, IAAI experienced a $1.7 million decrease in tow costs due to decreased fuel costs and related tow charges and a decrease in the number of vehicles towed.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $0.9 million, or 5%, to $15.7 million for the three months ended June 30, 2009, compared with $16.6 million for the three months ended June 30, 2008. The decrease in selling, general and administrative expenses was attributable to decreases in integration expenses, travel expenses, and office and print supplies, partially offset by higher legal expenses.

AFC Results

	Three Months Ended June 30,
(In millions except loan volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$9.4	$12.0
Interest and fee income	11.2	17.1
Other revenue	0.1	0.1
Provision for credit losses	(0.1)	(0.4)

Total AFC revenue	20.6	28.8
Cost of services*	7.3	9.1

Gross profit*	13.3	19.7
Selling, general and administrative	2.8	3.5
Depreciation and amortization	6.1	6.4

Operating profit	$4.4	$9.8

Loan transactions	185,174	303,656
Revenue per loan transaction	$111	$95

*	Exclusive of depreciation and amortization

Revenue

For the three months ended June 30, 2009, AFC revenue decreased $8.2 million, or 28%, to $20.6 million, compared with $28.8 million for the three months ended June 30, 2008. The decrease in revenue was the result of a 39% decrease in loan transactions to 185,174 for the three months ended June 30, 2009 partially offset by a 17% increase in revenue per loan transaction for the three months ended June 30, 2009, compared with the same period in 2008.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $16, or 17%, primarily as a result of a decrease in credit losses for both loans held and sold and increased fee income per unit, partially offset by decreases in the average portfolio duration and the average loan value.

Gross Profit

For the three months ended June 30, 2009, gross profit for the AFC segment decreased $6.4 million, or 32%, to $13.3 million primarily as a result of the 28% decrease in revenue.

Selling, General and Administrative

Selling, general and administrative expenses at AFC decreased $0.7 million, or 20%, for the three months ended June 30, 2009, compared with the three months ended June 30, 2008. The decrease was primarily the result of decreased compensation and related employee benefit costs as well as decreased travel and other miscellaneous expenses.

Holding Company Results

	Three Months Ended June 30,
(In millions)	2009	2008
Selling, general and administrative	$16.3	$17.0
Depreciation and amortization	0.2	0.6

Operating loss	($16.5)	($17.6)

Selling, General and Administrative

For the three months ended June 30, 2009, selling, general and administrative expenses at the holding company decreased $0.7 million, or 4%, to $16.3 million, primarily as a result of a decrease in compensation and related employee benefit costs.

Overview of Results of KAR Holdings for the Six Months Ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(In millions)	2009	2008
Revenues
ADESA Auction Services	$567.8	$576.3
IAAI Salvage Services	277.0	290.6
AFC	36.8	63.7

Total revenues	881.6	930.6
Cost of services*	515.5	531.5

Gross profit*	366.1	399.1
Selling, general and administrative	172.9	192.5
Depreciation and amortization	88.3	92.3

Operating profit	104.9	114.3
Interest expense	93.5	109.4
Other (income) expense, net	(4.5)	0.8

Income before income taxes	15.9	4.1
Income taxes	6.6	1.1

Net income	$9.3	$3.0

*	Exclusive of depreciation and amortization

For the six months ended June 30, 2009, the Company had revenue of $881.6 million compared with revenue of $930.6 million for the six months ended June 30, 2008, a decrease of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Interest Expense

Interest expense decreased $15.9 million, or 15%, to $93.5 million for the six months ended June 30, 2009, compared with interest expense of $109.4 million for the six months ended June 30, 2008. The decrease in interest expense was the result of payments on Term Loan B of $59.3 million during 2008 which decreased the outstanding principal balance of the Company’s debt. In addition, a decrease in interest rates over the past twelve months has also reduced interest expense for the Company’s variable rate debt instruments.

Other (Income) Expense

Other income was $4.5 million for the six months ended June 30, 2009 compared with other expense of $0.8 million for the six months ended June 30, 2008, representing an increase of $5.3 million. The change in other (income) expense was primarily representative of foreign currency transaction gains in 2009 versus foreign currency transaction losses in 2008, partially offset by a decrease in interest income resulting from lower interest rates in 2009.

Income Taxes

The Company’s effective tax rate increased from a tax rate of 26.8% for the six months ended June 30, 2008 to 41.5% for the six months ended June 30, 2009. Before the effect of discrete adjustments for state income taxes, the effective tax rates for the six months ended June 30, 2008 and June 30, 2009 were 61% and 44%, respectively. The decrease in the rate before one time adjustments was primarily due to the Company’s mix of pre-tax profits and losses of the Company’s business segments, lower taxes on the Company’s international operations and the effect of expenses that are not deductible for tax purposes.

ADESA Auctions Results

	Six Months Ended June 30,
(In millions)	2009	2008
ADESA Auction Services revenue	$567.8	$576.3
Cost of services*	322.0	330.1

Gross profit*	245.8	246.2
Selling, general and administrative	105.0	117.2
Depreciation and amortization	45.8	46.1

Operating profit	$95.0	$82.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA Auctions decreased $8.5 million, or 1%, to $567.8 million for the six months ended June 30, 2009, compared with $576.3 million for the six months ended June 30, 2008. The decrease in revenue was primarily a result of a 1% decrease in revenue per vehicle sold for the six months ended June 30, 2009, compared with the six months ended June 30, 2008.

The 1% decrease in revenue per vehicle sold resulted in decreased auction revenue of approximately $6.5 million. The decrease in revenue per vehicle sold reflects fluctuations in the Canadian exchange rate which decreased revenue by approximately $20.6 million for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. Partially offsetting the impact of the Canadian exchange rate was a net increase in ancillary services such as transportation and other services which resulted in increased ADESA Auctions revenue of approximately $4.2 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to higher used vehicle values and selective fee increases resulted in increased ADESA Auctions revenue of approximately $9.9 million.

The total number of used vehicles sold at ADESA Auctions decreased less than 1% for the six months ended June 30, 2009 compared with the six months ended June 30, 2008, resulting in a decrease in ADESA Auctions revenue of approximately $2.0 million.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 69.4% for the six months ended June 30, 2009 compared with 61.5% for the six months ended June 30, 2008. The increase in conversion rates was representative of a reduced supply of vehicles at auction.

Gross Profit

For the six months ended June 30, 2009, gross profit in the ADESA Auctions segment decreased $0.4 million, or less than 1%, to $245.8 million. Gross margin for ADESA Auctions was 43.3% of revenue for the six months ended June 30, 2009 compared with 42.7% of revenue for the six months ended June 30, 2008.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA Auctions segment decreased $12.2 million, or 10%, to $105.0 million for the six months ended June 30, 2009 compared with the six months ended June 30,

2008, primarily due to a $5.9 million decrease in marketing costs, a $2.7 million decrease in professional fees, a $2.7 million decrease in bad debt expense, a $1.4 million decrease in supplies expense and a $3.1 million decrease related to fluctuations in the Canadian exchange rate, partially offset by a $2.7 million increase in costs at acquired sites and a $1.0 million increase in severance costs and related employee benefit costs.

Insurance Auto Auctions, Inc. (“IAAI”) Results

	Six Months Ended June 30,
(In millions)	2009	2008
IAAI Salvage Services revenue	$277.0	$290.6
Cost of services*	178.1	183.5

Gross profit*	98.9	107.1
Selling, general and administrative	30.7	34.4
Depreciation and amortization	29.6	31.2

Operating profit	$38.6	$41.5

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI decreased $13.6 million, or 5%, to $277.0 million for the six months ended June 30, 2009, compared with $290.6 million for the six months ended June 30, 2008. The decrease in revenue was primarily a result of a decline in average selling price for vehicles sold at salvage auctions and a decrease in the number of same store salvage vehicles sold during the six months ended June 30, 2009.

Gross Profit

For the six months ended June 30, 2009, gross profit at IAAI decreased to $98.9 million, or 36% of revenue, compared with $107.1 million, or 37% of revenue, for the six months ended June 30, 2008. The gross profit decrease was primarily the result of the decrease in revenue. Cost of services decreased due to a decline in value and the number of vehicles sold under the purchase agreement method of sales. In addition, there were cost reductions in supplies, travel, advertising and auction costs. These reductions were partially offset by increases in occupancy costs relating to the addition of facilities as a result of acquisitions and greenfields.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $3.7 million, or 11%, to $30.7 million for the six months ended June 30, 2009, compared with $34.4 million for the six months ended June 30, 2008. The decrease in selling, general and administrative expenses was attributable to decreases in integration expenses, incentive compensation based on the performance of IAAI, supplies and travel, partially offset by higher legal expenses.

AFC Results

	Six Months Ended June 30,
(In millions except loan volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$14.3	$26.8
Interest and fee income	23.0	36.7
Other revenue	0.1	1.6
Provision for credit losses	(0.6)	(1.4)

Total AFC revenue	36.8	63.7
Cost of services*	15.4	17.9

Gross profit*	21.4	45.8
Selling, general and administrative	5.5	8.9
Depreciation and amortization	12.3	13.0

Operating profit	$3.6	$23.9

Loan transactions	389,250	614,941
Revenue per loan transaction	$95	$104

*	Exclusive of depreciation and amortization

Revenue

For the six months ended June 30, 2009, AFC revenue decreased $26.9 million, or 42%, to $36.8 million, compared with $63.7 million for the six months ended June 30, 2008. The decrease in revenue was the result of a 37% decrease in loan transactions to 389,250 for the six months ended June 30, 2009 as well as a 9% decrease in revenue per loan transaction for the six months ended June 30, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $9, or 9%, primarily as a result of decreases in the average portfolio duration and the average loan value, and a decrease in other revenue.

Gross Profit

For the six months ended June 30, 2009, gross profit for the AFC segment decreased $24.4 million, or 53%, to $21.4 million primarily as a result of a 42% decrease in revenue.

Selling, General and Administrative

Selling, general and administrative expenses at AFC decreased $3.4 million, or 38%, for the six months ended June 30, 2009, compared with the six months ended June 30, 2008. The decrease was primarily the result of decreased compensation and related employee benefit costs as well as decreased travel and other miscellaneous expenses.

Holding Company Results

	Six Months Ended June 30,
(In millions)	2009	2008
Selling, general and administrative	$31.7	$32.0
Depreciation and amortization	0.6	2.0

Operating loss	($32.3)	($34.0)

Selling, General and Administrative

For the six months ended June 30, 2009, selling, general and administrative expenses at the holding company decreased $0.3 million, or 1%, to $31.7 million, primarily as a result of a decrease in compensation and related employee benefit costs as well as decreases in travel and supply expenses, partially offset by an increase in professional fees and an increase in maintenance contract costs on recently acquired information technology.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

(In millions)	June 30, 2009	December 31, 2008	June 30, 2008
Cash and cash equivalents	$264.1	$158.4	$147.5
Restricted cash	$13.8	$15.9	$12.2
Working capital	$388.0	$304.3	$341.1
Amounts available under credit facility*	$300.0	$300.0	$300.0
Cash flow from operations	$141.9	$224.9	$91.5

*	There were related outstanding letters of credit totaling approximately $31.3 million, $29.3 million and $18.7 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, which reduce the amount available for borrowings under the Company’s credit facility.

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and loan production office. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, the Company cannot offset all the cash and the outstanding checks on its balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements”.

Credit Facilities

KAR Holdings has a $300 million revolving line of credit as part of the Company’s $1,865 million Credit Agreement, which was undrawn as of June 30, 2009. There were related outstanding letters of credit totaling approximately $31.3 million at June 30, 2009, which reduce the amount available for borrowings under the Company’s credit facility. In addition, the Company’s Canadian operations have a C$8 million line of credit which was undrawn as of June 30, 2009. There were related letters of credit outstanding totaling approximately $1.6 million at June 30, 2009, which reduce the amount available for borrowings under the Canadian line of credit, but do not affect amounts available for borrowings under the Company’s credit facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum consolidated senior secured leverage ratio, provided there are revolving loans outstanding, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, make capital expenditures and make investments. The leverage ratio covenants are based on consolidated Adjusted EBITDA, which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the Equity Sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest expense; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; and (n) any impairment charges or write-offs of intangibles.

The covenants contained within the senior secured credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These financial covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants in the credit facility at June 30, 2009.

In accordance with the terms of the Credit Agreement, the Company prepaid approximately $51.5 million of the term loan during 2008 as a result of certain asset sales. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. On June 30, 2009, $1,497.9 million was outstanding on the term loan and there were no borrowings on the revolving credit facility or the Canadian line of credit. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

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

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. The Company calculates Adjusted EBITDA by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “Liquidity and Capital Resources – Working Capital – Credit Facilities”. Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by the Company. Management uses the Adjusted EBITDA measure to evaluate the performance of the Company and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions, if applicable, to Adjusted EBITDA. This measure is used by the Company’s creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to the Company’s senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2009
(In millions)	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Net income (loss)	($169.9)	($49.3)	($3.5)	$12.8	($209.9)
Add back:
Income taxes	(5.2)	(27.3)	(3.0)	9.6	(25.9)
Interest expense, net of interest income	51.9	53.5	46.4	46.8	198.6
Depreciation and amortization	45.0	45.5	46.0	42.3	178.8

EBITDA	(78.2)	22.4	85.9	111.5	141.6
Nonrecurring charges	10.2	12.3	5.9	4.4	32.8
Noncash charges	168.9	22.1	4.6	(2.0)	193.6
Advisory services	0.9	1.0	0.9	1.0	3.8

Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement	$101.8	$57.8	$97.3	$114.9	$371.8

Summary of Cash Flows

	Six Months Ended June 30,
(In millions)	2009	2008
Net cash provided by (used for):
Operating activities	$141.9	$91.5
Investing activities	(30.3)	(179.3)
Financing activities	(6.1)	33.2
Effect of exchange rate on cash	0.2	(2.0)

Net increase (decrease) in cash and cash equivalents	$105.7	($56.6)

Cash flow from operating activities was $141.9 million for the six months ended June 30, 2009, compared with $91.5 million for the six months ended June 30, 2008. The increase in operating cash flow was primarily impacted by changes in operating assets and liabilities which were reflective of the Company’s working capital initiatives. The change in operating assets was driven by a smaller increase in trade receivables and other assets as well as a larger increase in accounts payable and accrued expenses for the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

Net cash used for investing activities was $30.3 million for the six months ended June 30, 2009, compared with $179.3 million for the six months ended June 30, 2008. The decrease in net cash used for investing activities is the result of no acquisitions in the first six months of 2009 compared with the 15 auction sites that were acquired in the first six months of 2008. In addition, the Company has spent $18.3 million less for capital items in the first six months of 2009 compared with the first six months of 2008. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash used by financing activities was $6.1 million for the six months ended June 30, 2009, compared with net cash provided by financing activities of $33.2 million for the six months ended June 30, 2008. The decrease in cash provided by financing activities was primarily attributable to a smaller increase in book overdrafts for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. In addition, the Company repaid $4.5 million on its lines of credit in the first six months of 2009 compared with net borrowings of $5.4 million on the lines of credit in the first six months of 2008. These decreases were partially offset as a result of the Company not making any principal payments on its Term Loan B in the first six months of 2009 compared with payments of $7.8 million in the first six months of 2008.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2009 and the year ended December 31, 2008 approximated $27.4 million and $129.6 million. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2009, which includes approximately $50 million for maintenance capital expenditures. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million at June 30, 2009. Receivables that AFC Funding Corporation sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and as a result are not reported on the Company’s consolidated balance sheet.

On January 30, 2009, AFC and AFC Funding Corporation entered into an amendment to the Receivables Purchase Agreement with the other parties named therein. The aggregate maximum commitment of the Purchasers is $450 million. In addition, the calculation of the Purchasers’ participation was amended, reducing the amount received by AFC Funding Corporation upon the sale of an interest in the receivables to the Purchasers.

In light of the current economic and industry conditions, AFC has implemented a number of strategic initiatives designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $809.8 million at June 30, 2008 to $477.4 million at June 30, 2009. AFC’s utilization of the committed liquidity under the Receivables Purchase Agreement has decreased accordingly. AFC believes the current aggregate maximum commitment of the

Purchasers totaling $450 million will be adequate to meet its securitization needs until April 20, 2012, the expiration date of the bank conduit facility.

At June 30, 2009, AFC managed total finance receivables of $477.4 million, of which $395.3 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $269.0 million and $298.0 million at June 30, 2009 and December 31, 2008. Finance receivables include $27.7 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $114.8 million and $158.6 million classified as held for investment at June 30, 2009 and December 31, 2008. Finance receivables classified as held for investment include $22.1 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at June 30, 2009 and December 31, 2008. The face amount of these receivables was $24.4 million and $78.7 million at June 30, 2009 and December 31, 2008.

AFC’s allowance for losses of $5.9 million and $6.3 million at June 30, 2009 and December 31, 2008 included an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $1.7 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at June 30, 2009 and December 31, 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At June 30, 2009, the Company was in compliance with the covenants in the securitization agreement.

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

New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a hierarchy based on the observability of inputs used to measure fair value and requires expanded disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the consolidated financial statements.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard applies to interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The statement eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. This standard applies to annual periods ending after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS 166 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This statement establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Holdings, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $1.3 million for the three months ended June 30, 2009 and negatively affected net income by approximately $1.2 million for the six months ended June 30, 2009. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first six months of 2009 or 2008.

In July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement matured on June 30, 2009 and effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

In May 2009, the Company entered into an interest rate swap agreement with a notional amount of $650 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, matures on June 30, 2012 and effectively results in a fixed LIBOR interest rate of 2.19% on $650 million of the Term Loan B credit facility.

In May 2009, the Company also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility when one-month LIBOR exceeds 2.5%. The interest rate cap relates to a portion of the variable rate debt that is not covered by an interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matures on June 30, 2011.

The fair value of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts the Company would receive or pay to terminate the agreements at the reporting date. At June 30, 2009 and December 31, 2008, the fair value of the interest rate swaps was a $3.7 million unrealized loss and a $16.3 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at June 30, 2009, the fair value of the interest rate cap was a $1.3 million asset recorded in “Other assets” on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in “Other comprehensive income”. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income”. At June 30, 2009, there was a net unrealized loss totaling $2.3 million, net of tax benefits of $1.4 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and six months ended June 30, 2009 would have resulted in an increase in interest expense of approximately $2.2 million and $4.4 million.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency (“EPA”) issued a General Notice of Potential Liability pursuant to Section 107(a) and a Request for Information pursuant to Section 104(e) of CERCLA (42 USC 9601 et seq.) to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington (the “LDW”). At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has told IAAI that, to date, it has sent out approximately sixty General Notice letters to other parties, but the EPA plans to send hundreds of additional General Notice letters to additional parties. The Company is aware that the EPA is investigating approximately 200 companies in addition to the companies already receiving General Notice letters. IAAI currently leases property adjacent to the LDW and operates a stormwater system that discharges into the LDW. The Company has responded to the Section 104(e) Information Request.

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

KAR Holdings, Inc.
(Registrant)

Date: August 12, 2009	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Credit Agreement, dated as of June 10, 2009, between KAR Holdings, Inc., as borrower, and the lenders and other parties signatory thereto	8-K	333-148847	10.1	6/11/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X