Form 10-Q
period 2009-09-30
KAR Auction Services, Inc.
filed 2009-11-10
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148847

KAR Auction Services, Inc.

(formerly known as KAR Holdings, Inc.)

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

As of October 31, 2009, 10,685,366 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues
ADESA Auction Services	$270.8	$286.4	$838.6	$862.7
IAAI Salvage Services	135.5	135.4	412.5	426.0
AFC	23.8	22.8	60.6	86.5

Total operating revenues	430.1	444.6	1,311.7	1,375.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	239.6	261.4	755.1	792.9
Selling, general and administrative	101.4	92.7	274.3	285.2
Depreciation and amortization	41.6	45.0	129.9	137.3
Goodwill and other intangibles impairment	—	164.4	—	164.4

Total operating expenses	382.6	563.5	1,159.3	1,379.8

Operating profit (loss)	47.5	(118.9)	152.4	(4.6)
Interest expense	39.3	52.1	132.8	161.5
Other (income) expense, net	(4.8)	4.1	(9.3)	4.9

Income (loss) before income taxes	13.0	(175.1)	28.9	(171.0)
Income taxes	4.4	(5.2)	11.0	(4.1)

Net income (loss)	$8.6	($169.9)	$17.9	($166.9)

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$380.8	$158.4
Restricted cash	8.8	15.9
Trade receivables, net of allowances of $9.2 and $10.8	318.4	285.7
Finance receivables, net of allowances of $5.4 and $6.3	146.2	158.9
Retained interests in finance receivables sold	77.9	43.4
Deferred income tax assets	38.6	43.2
Other current assets	44.2	47.2

Total current assets	1,014.9	752.7

Other assets
Goodwill	1,526.3	1,524.7
Customer relationships, net of accumulated amortization of $165.0 and $111.4	768.6	805.8
Other intangible assets, net of accumulated amortization of $56.1 and $37.9	265.8	264.7
Unamortized debt issuance costs	59.8	69.4
Other assets	16.4	18.6

Total other assets	2,636.9	2,683.2
Property and equipment, net of accumulated depreciation of $215.7 and $153.6	682.7	721.7

Total assets	$4,334.5	$4,157.6

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and par value data)

	September 30, 2009	December 31, 2008
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$404.4	$283.4
Accrued employee benefits and compensation expenses	54.3	42.4
Accrued interest	35.1	15.4
Other accrued expenses	70.0	102.7
Income taxes payable	3.8	—
Current maturities of long-term debt	—	4.5

Total current liabilities	567.6	448.4

Non-current liabilities
Long-term debt	2,522.9	2,522.9
Deferred income tax liabilities	329.0	335.8
Other liabilities	114.0	99.8

Total non-current liabilities	2,965.9	2,958.5
Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 5,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 20,000,000
Issued shares: 10,685,366 (2009 and 2008)	0.1	0.1
Additional paid-in capital	1,026.7	1,029.8
Retained deficit	(239.8)	(257.7)
Accumulated other comprehensive income (loss)	14.0	(21.5)

Total stockholders’ equity	801.0	750.7

Total liabilities and stockholders’ equity	$4,334.5	$4,157.6

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	10.7	$0.1	$1,029.8	($257.7)	($21.5)	$750.7
Comprehensive income:
Net income		—	—	17.9	—	17.9
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives		—	—	—	4.1	4.1
Foreign currency translation		—	—	—	31.4	31.4

Comprehensive income		—	—	17.9	35.5	53.4
Stock-based compensation expense		—	8.7	—	—	8.7
Reclassification of options from equity to liability		—	(11.8)	—	—	(11.8)

Balance at September 30, 2009	10.7	$0.1	$1,026.7	($239.8)	$14.0	$801.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income (loss)	$17.9	($166.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129.9	137.3
Provision for credit losses	2.3	7.1
Deferred income taxes	(8.5)	(27.8)
Amortization of debt issuance costs	10.0	10.2
Stock-based compensation	15.7	(4.2)
Loss on disposal of fixed assets	1.1	5.6
Goodwill and other intangibles impairment	—	164.4
Other noncash, net	8.3	6.2
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	23.0	33.9
Retained interests in finance receivables sold	(34.5)	10.7
Trade receivables and other assets	(33.0)	(43.9)
Accounts payable and accrued expenses	106.9	74.9

Net cash provided by operating activities	239.1	207.5

Investing activities
Net (increase) decrease in finance receivables held for investment	(2.8)	8.8
Acquisition of businesses, net of cash acquired	(4.1)	(155.8)
Purchases of property, equipment and computer software	(40.8)	(85.7)
Proceeds from the sale of property and equipment	0.3	73.4
Decrease in restricted cash	7.1	6.3

Net cash used by investing activities	(40.3)	(153.0)

Financing activities
Net increase in book overdrafts	30.8	2.5
Net decrease in borrowings from lines of credit	(4.5)	—
Payments for debt issuance costs	(0.3)	(1.2)
Payments on long-term debt	—	(55.7)
Payments on capital leases	(2.2)	(0.3)
Initial net investment for interest rate cap	(1.3)	—
Repurchase of common stock	—	(0.1)

Net cash provided (used) by financing activities	22.5	(54.8)
Effect of exchange rate changes on cash	1.1	(2.6)

Net increase (decrease) in cash and cash equivalents	222.4	(2.9)
Cash and cash equivalents at beginning of period	158.4	204.1

Cash and cash equivalents at end of period	$380.8	$201.2

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

September 30, 2009 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations

On November 3, 2009, KAR Holdings, Inc. changed its name to KAR Auction Services, Inc.

Defined Terms

Unless otherwise indicated, the following terms used herein shall have the following meanings:

•	“ADESA” refers to ADESA, Inc. and its subsidiaries;

•	“AFC” refers to Automotive Finance Corporation, a subsidiary of ADESA;

•

“Axle LLC” refers to Axle Holdings II, LLC, which is owned by affiliates of certain of the Equity Sponsors (Kelso & Company and Parthenon), certain members or former members of IAAI management, and certain co-investors in connection with the acquisition of IAAI in 2005;

•

“Equity Sponsors” refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which own through their respective affiliates substantially all of KAR Auction Services equity;

•	“IAAI” refers to Insurance Auto Auctions, Inc. and its subsidiaries;

•

“KAR Auction Services” or “the Company” refers to KAR Auction Services, Inc., a Delaware corporation, that is a wholly owned subsidiary of KAR LLC. KAR Auction Services is the parent company of ADESA and IAAI; and

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors, management of the Company and Axle LLC.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of the Company’s financial results for the periods presented. In preparing the accompanying financial statements, management has evaluated subsequent events through November 9, 2009, the date the financial statements were issued. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of the Company’s critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2009 (File No: 333-148847), which includes audited financial statements.

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The 2008 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Nature of operations

As of September 30, 2009, the network of 62 ADESA whole car auctions and 152 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAAI are leading national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies do not take title or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

IAAI is one of the two largest providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the redistribution of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 87 loan production offices located throughout North America. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAAI, independent auctions and auctions affiliated with other auction networks.

Note 2—New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This release established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification was effective on a prospective basis

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued new guidance for the accounting for nonfinancial assets and nonfinancial liabilities. The new guidance, which is now a part of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, delayed the effective date by one year of the application of fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now a part of ASC 805, Business Combinations, establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date and requires the expensing of acquisition-related costs as incurred. In addition, in relation to previous acquisitions, the provisions of ASC 805 require any release of existing income tax valuation allowances or recognition of previously unrecognized tax benefits initially established through purchase accounting to be included in earnings rather than as an adjustment to goodwill. This revised guidance was effective for annual reporting periods beginning after December 15, 2008. The adoption of the guidance on January 1, 2009 did not have a material impact on the consolidated financial statements. However, depending on the extent and size of future acquisitions, if any, the revised guidance may have material effects.

In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of the new guidance were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of the new guidance were effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements. See Note 7 for additional information.

In May 2009, the FASB issued new guidance on subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The provisions of the new guidance were effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance on June 30, 2009 did not have a material impact on the consolidated financial statements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, has not yet been adopted into the Codification. The release eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods ending after November 15, 2009. The Company is currently evaluating the impact that the adoption of the new guidance will have on the consolidated financial statements. At September 30, 2009, $318 million of loans sold to a bank conduit facility are not included in the Company’s balance sheet. This new guidance may require inclusion of loans sold to a bank conduit facility and originated after December 31, 2009, in the Company’s financial statements.

Note 3—Stock-Based Compensation Plans

The Company’s stock-based compensation expense includes expense associated with the Company’s service option awards, KAR LLC operating unit awards and Axle LLC operating unit awards. The Company initially classified the service options as equity awards and the KAR LLC and Axle LLC operating units as liability awards. In February 2009, the Company took certain actions related to its stock-based compensation plans which resulted in all outstanding awards being classified as liability awards prospectively. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value. The liability for these awards is recorded in “Other liabilities” on the consolidated balance sheet. Per ASC 718, an award that changes its classification from equity to liability should result in compensation cost equal to the greater of (1) the grant-date fair value of the original equity award or (2) the fair value of the liability award when it is settled. The related liability and compensation expense of KAR LLC and Axle LLC, which is for the benefit of Company employees, results in a capital contribution from KAR LLC and Axle LLC to the Company and compensation expense for the Company.

The compensation cost that was charged against income for all stock-based compensation plans was $14.8 million and $15.7 million for the three and nine months ended September 30, 2009, respectively, and the total income tax benefit recognized in the consolidated statement of operations for stock-based compensation agreements was approximately $2.4 million and $2.7 million for the three and nine months ended September 30, 2009.

The compensation cost that was charged against income for service options was $0.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, and the total income tax benefit recognized in the consolidated statement of operations for service options was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively. The Company recognized a reduction in compensation expense for operating units of approximately $7.3 million for the three months ended September 30, 2008 to reduce expense previously recorded in 2007 and 2008. The $7.3 million discussed above was offset by $1.5 million of compensation expense for operating units recorded in the first six months of 2008, resulting in a net reduction in compensation expense for operating units of approximately $5.8 million for the nine months ended September 30, 2008. The reduction in operating unit compensation expense for the three and nine months ended September 30, 2008 resulted from marking the operating units to fair value. The Company did not capitalize any stock-based compensation cost in the nine months ended September 30, 2009 or 2008.

Note 4—Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million at September 30, 2009. Receivables that AFC Funding Corporation sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to ASC 860, Transfers and Servicing, and as a result are not reported on the Company’s consolidated balance sheet.

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

At September 30, 2009, AFC managed total finance receivables of $547.5 million, of which $460.1 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $318.0 million and $298.0 million at September 30, 2009 and December 31, 2008. Finance receivables include $34.3 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $117.3 million and $158.6 million classified as held for investment at September 30, 2009 and December 31, 2008. Finance receivables classified as held for investment include $19.1 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at September 30, 2009 and December 31, 2008. The face amount of these receivables was $20.6 million and $78.7 million at September 30, 2009 and December 31, 2008.

AFC’s allowance for losses of $5.4 million and $6.3 million at September 30, 2009 and December 31, 2008 included an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $1.9 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at September 30, 2009 and December 31, 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At September 30, 2009, the Company was in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2009		Net Credit Losses Three Months Ended September 30, 2009	Net Credit Losses Nine Months Ended September 30, 2009
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$140.9	$2.3	$1.1	$2.1
Special purpose loans	10.7	3.7	—	—

Finance receivables held	151.6	$6.0	$1.1	$2.1

Receivables sold	318.0

Retained interests in finance receivables sold	77.9

Total receivables managed	$547.5

The net credit losses for receivables sold approximated $3.4 million and $21.5 million for the three and nine months ended September 30, 2009.

	December 31, 2008		Net Credit Losses Three Months Ended September 30, 2008	Net Credit Losses Nine Months Ended September 30, 2008
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$151.2	$7.4	$0.3	$1.3
Special purpose loans	14.0	7.1	—	—

Finance receivables held	165.2	$14.5	$0.3	$1.3

Receivables sold	298.0

Retained interests in finance receivables sold	43.4

Total receivables managed	$506.6

The net credit losses for receivables sold approximated $9.7 million and $23.9 million for the three and nine months ended September 30, 2008.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Nine Months Ended September 30,
	2009	2008
Proceeds from sales of finance receivables	$2,313.6	$3,481.6
Servicing fees received	$7.5	$12.1
Proceeds received on retained interests in finance receivables sold	$59.1	$81.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

The Company’s retained interests in finance receivables sold, including a nominal interest only strip, amounted to $77.9 million and $43.4 million at September 30, 2009 and December 31, 2008. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 5—Goodwill and Other Intangible Assets

Goodwill consisted of the following (in millions):

	ADESA Auctions	IAAI	AFC	Total
Balance at December 31, 2007	$806.7	$452.4	$358.5	$1,617.6
Increase for acquisition activity	17.4	52.1	—	69.5
Impairment	—	—	(161.5)	(161.5)
Other	0.7	(0.9)	(0.7)	(0.9)

Balance at December 31, 2008	$824.8	$503.6	$196.3	$1,524.7
Acquisition activity	1.3	(0.2)	—	1.1
Other	0.5	—	—	0.5

Balance at September 30, 2009	$826.6	$503.4	$196.3	$1,526.3

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and tradenames for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In the third quarter of 2008, a noncash goodwill impairment charge of $161.5 million was recorded in the AFC reporting unit. In light of the overall economy and in particular the automotive and finance industries which continued to face severe pressures, AFC and its customer dealer base were negatively impacted. In addition, AFC was negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on this trend, the forecasted performance was revised and the fair value of the reporting unit declined. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

In addition, in the third quarter of 2008, a noncash tradename charge of approximately $2.9 million was recorded in the AFC reporting unit, reducing its carrying value of $11.6 million to its fair value of $8.7 million. The fair value of the tradename was estimated using the royalty savings method, a form of the income approach.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Note 6—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	September 30, 2009	December 31, 2008
Term Loan B	LIBOR + 2.25%	October 19, 2013	$1,497.9	$1,497.9
$300 million revolving credit facility	LIBOR + 2.25%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Canadian line of credit	Prime + 1.75%	August 31, 2010	—	4.5

Total debt			2,522.9	2,527.4
Less current portion of long-term debt			—	4.5

Long-term debt			$2,522.9	$2,522.9

Credit Facilities

In 2007, the Company entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. There were no borrowings under the revolver at September 30, 2009 or December 31, 2008, although the Company did have related outstanding letters of credit in the aggregate amount of $31.3 million and $29.3 million at September 30, 2009 and December 31, 2008.

On October 23, 2009, the Company entered into an amendment to its Credit Agreement. As part of the amendment, the Company agreed to pay an amendment fee of 25 basis points to approving lenders, based on commitments outstanding as of October 23, 2009, on the effective date of the amendment. The amendment will not become effective until the satisfaction of certain conditions precedent, including the consummation of the Company’s proposed initial public offering and the optional prepayment of $250 million or more of the term loan. If the amendment becomes effective the amendment will (i) allow KAR LLC to own less than 100% of the Company’s outstanding capital stock, (ii) permit the Company to use proceeds from the Company’s proposed initial public offering and any future offering of common stock plus unrestricted cash on hand at the time of the Company’s proposed initial public offering to repay, redeem, repurchase or defease, or segregate funds with respect to, one or more of the Company’s senior subordinated notes, fixed rate senior notes and floating rate senior notes and (iii) permit the Company to pay accelerated management fees to the Company’s Equity Sponsors in connection with the termination of its financial advisory agreements with them. In addition, if the amendment becomes effective, the following revisions, among others, will occur:

•	availability of borrowings under the revolving credit facility will be reduced by $50 million to $250 million;

•	the revolving credit facility and Term Loan B interest rate will be increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%; and

•	the pricing grid of both facilities will be eliminated.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

The credit agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at September 30, 2009. The Company was in compliance with the covenants in the credit facility at September 30, 2009.

Canadian Line of Credit

On August 31, 2009, the Company entered into a Second Amendment to the line of credit available to ADESA Canada. Pursuant to the Second Amendment, the line of credit was reduced from C$8 million to C$4 million. In addition, the line of credit bears interest at a rate equal to the prime rate plus 175 basis points. There were no borrowings under the Canadian line of credit at September 30, 2009 and there were $4.5 million in borrowings at December 31, 2008. There were related letters of credit outstanding totaling approximately C$1.8 million and C$2.5 million at September 30, 2009 and December 31, 2008, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under the Company’s revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies and is secured by a first priority security interest in the obligor’s accounts receivable.

Fair Value of Debt

As of September 30, 2009, the estimated fair value of the Company’s long-term debt amounted to $2,445.6 million. The estimate of fair value is based on current market prices for the Company’s publicly-traded debt as of September 30, 2009. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 7—Derivatives

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Credit Agreement of KAR Auction Services required that interest on at least 50% of the aggregate principal amount of the notes and the term loans be fixed by means of interest rate protection for an initial period of not less than 2 years. As such, in July 2007, the Company entered into an interest rate swap agreement with a notional amount of $800 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The interest rate swap agreement effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility and matured on June 30, 2009.

In May 2009, the Company entered into an interest rate swap agreement with a notional amount of $650 million to manage its exposure to interest rate movements on its variable rate Term Loan B credit facility. The

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, the Company has designated its interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts the Company would receive or pay to terminate the agreements at the reporting date. The following table presents the fair value of the Company’s interest rate derivatives included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$800 million notional interest rate swap	Other assets	N/A	Other assets	$—	Other accrued expenses	N/A	Other accrued expenses	$16.3
$650 million notional interest rate swap	Other assets	$—	Other assets	N/A	Other accrued expenses	$9.7	Other accrued expenses	N/A
$250 million notional interest rate cap	Other assets	$0.9	Other assets	N/A	Other accrued expenses	$—	Other accrued expenses	N/A

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2009 or 2008. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded in “Other comprehensive income”. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income”. At September 30, 2009, there was a net unrealized loss totaling $6.2 million, net of tax benefits of $3.8 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The following table presents the effect of the interest rate derivatives on the Company’s statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008
$800 million notional interest rate swap	N/A	$4.0	Interest expense	N/A	($5.2)
$650 million notional interest rate swap	($3.7)	N/A	Interest expense	($3.2)	N/A
$250 million notional interest rate cap	($0.2)	N/A	N/A	$—	N/A

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
$800 million notional interest rate swap	$10.3	$3.9	Interest expense	($16.1)	($11.6)
$650 million notional interest rate swap	($6.0)	N/A	Interest expense	($3.2)	N/A
$250 million notional interest rate cap	($0.2)	N/A	N/A	$—	N/A

Note 8—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$8.6	($169.9)	$17.9	($166.9)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	21.2	(11.0)	31.4	(18.7)
Unrealized (loss) gain on interest rate derivatives	(3.9)	4.0	4.1	3.9

Comprehensive income (loss)	$25.9	($176.9)	$53.4	($181.7)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

The composition of “Accumulated other comprehensive income” at September 30, 2009 consisted of the net unrealized loss on the interest rate derivatives of $6.2 million, a $0.4 million unrealized gain on post-retirement benefit obligation and foreign currency translation gain of $19.8 million. The composition of “Accumulated other comprehensive loss” at December 31, 2008 consisted of the net unrealized loss on the interest rate derivative of $10.3 million, a $0.4 million unrealized gain on post-retirement benefit obligation and a foreign currency translation loss of $11.6 million.

Note 9—Fair Value Measurements

The Company applies ASC 820, Fair Value Measurements and Disclosures, to its financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$77.9	$—	$—	$77.9
Interest rate cap	0.9	—	0.9	—
Liabilities:
Interest rate swap	$9.7	$—	$9.7	$—

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$43.4	$—	$—	$43.4
Liabilities:
Interest rate swap	$16.3	$—	$16.3	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

Note 10—Segment Information

ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. KAR Auction Services has three reportable business segments: ADESA Auctions, IAAI and AFC. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and incremental insurance, treasury, legal and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. Other than some information technology costs, costs incurred at the holding company are not allocated to the three business segments.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Financial information regarding KAR Auction Services’ reportable segments is set forth below for the three months ended September 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$270.8	$135.5	$23.8	$—	$430.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	146.1	86.4	7.1	—	239.6
Selling, general and administrative	52.2	21.4	2.6	25.2	101.4
Depreciation and amortization	21.0	14.3	6.1	0.2	41.6

Total operating expenses	219.3	122.1	15.8	25.4	382.6

Operating profit (loss)	51.5	13.4	8.0	(25.4)	47.5
Interest expense	0.2	0.4	—	38.7	39.3
Other (income) expense, net	(0.2)	(0.3)	—	(4.3)	(4.8)
Intercompany expense (income)	9.1	10.9	(1.6)	(18.4)	—

Income (loss) before income taxes	42.4	2.4	9.6	(41.4)	13.0
Income taxes	12.7	1.0	3.7	(13.0)	4.4

Net income (loss)	$29.7	$1.4	$5.9	($28.4)	$8.6

Assets	$2,130.2	$1,170.6	$651.3	$382.4	$4,334.5

Financial information regarding KAR Auction Services’ reportable segments is set forth below for the three months ended September 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$286.4	$135.4	$22.8	$—	$444.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	162.1	90.0	9.3	—	261.4
Selling, general and administrative	63.9	18.3	3.7	6.8	92.7
Depreciation and amortization	23.0	15.4	6.2	0.4	45.0
Goodwill and other intangibles impairment	—	—	164.4	—	164.4

Total operating expenses	249.0	123.7	183.6	7.2	563.5

Operating profit (loss)	37.4	11.7	(160.8)	(7.2)	(118.9)
Interest expense	0.1	0.2	—	51.8	52.1
Other (income) expense, net	(0.8)	(0.1)	—	5.0	4.1
Intercompany expense (income)	11.1	10.0	(0.5)	(20.6)	—

Income (loss) before income taxes	27.0	1.6	(160.3)	(43.4)	(175.1)
Income taxes	12.3	0.2	0.9	(18.6)	(5.2)

Net income (loss)	$14.7	$1.4	($161.2)	($24.8)	($169.9)

Assets	$2,254.0	$1,162.6	$711.4	$217.0	$4,345.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Financial information regarding KAR Auction Services’ reportable segments is set forth below for the nine months ended September 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$838.6	$412.5	$60.6	$—	$1,311.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	468.1	264.5	22.5	—	755.1
Selling, general and administrative	157.2	52.1	8.1	56.9	274.3
Depreciation and amortization	66.8	43.9	18.4	0.8	129.9

Total operating expenses	692.1	360.5	49.0	57.7	1,159.3

Operating profit (loss)	146.5	52.0	11.6	(57.7)	152.4
Interest expense (income)	0.5	1.0	—	131.3	132.8
Other (income) expense, net	(2.0)	(1.2)	1.2	(7.3)	(9.3)
Intercompany expense (income)	27.1	31.8	(5.4)	(53.5)	—

Income (loss) before income taxes	120.9	20.4	15.8	(128.2)	28.9
Income taxes	43.7	8.4	5.7	(46.8)	11.0

Net income (loss)	$77.2	$12.0	$10.1	($81.4)	$17.9

Financial information regarding KAR Auction Services’ reportable segments is set forth below for the nine months ended September 30, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$862.7	$426.0	$86.5	$—	$1,375.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	492.2	273.5	27.2	—	792.9
Selling, general and administrative	181.1	52.7	12.6	38.8	285.2
Depreciation and amortization	69.1	46.6	19.2	2.4	137.3
Goodwill and other intangibles impairment	—	—	164.4	—	164.4

Total operating expenses	742.4	372.8	223.4	41.2	1,379.8

Operating profit (loss)	120.3	53.2	(136.9)	(41.2)	(4.6)
Interest expense	1.1	0.1	—	160.3	161.5
Other (income) expense, net	(2.5)	(0.5)	—	7.9	4.9
Intercompany expense (income)	30.5	28.3	0.2	(59.0)	—

Income (loss) before income taxes	91.2	25.3	(137.1)	(150.4)	(171.0)
Income taxes	37.1	9.9	9.8	(60.9)	(4.1)

Net income (loss)	$54.1	$15.4	($146.9)	($89.5)	($166.9)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Note 11—Commitments and Contingencies

The Company is involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company accrues an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company’s operating results in that period. Legal fees are expensed as incurred.

The Company has accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of its auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $1.1 million and $0.9 million at September 30, 2009 and December 31, 2008, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities may wish to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system.

Note 12—Supplemental Guarantor Information

The Company’s obligations related to its term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all foreign subsidiaries of the Company are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of KAR Auction Services, Inc. and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$337.5	$92.6	$—	$430.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	203.1	36.5	—	239.6
Selling, general and administrative	10.9	77.8	12.7	—	101.4
Depreciation and amortization	—	36.0	5.6	—	41.6

Total operating expenses	10.9	316.9	54.8	—	382.6

Operating profit (loss)	(10.9)	20.6	37.8	—	47.5
Interest expense	20.7	17.4	1.2	—	39.3
Other income, net	—	(4.7)	(0.1)	—	(4.8)
Intercompany (income) expense	—	(5.4)	5.4	—	—

Income (loss) before income taxes	(31.6)	13.3	31.3	—	13.0
Income taxes	(9.4)	2.4	11.4	—	4.4

Net income (loss)	($22.2)	$10.9	$19.9	$—	$8.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$344.4	$100.2	$—	$444.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	220.3	41.1	—	261.4
Selling, general and administrative	(6.0)	86.1	12.6	—	92.7
Depreciation and amortization	—	39.2	5.8	—	45.0
Goodwill and other intangibles impairment	—	164.4	—	—	164.4

Total operating expenses	(6.0)	510.0	59.5	—	563.5

Operating profit (loss)	6.0	(165.6)	40.7	—	(118.9)
Interest expense	34.1	14.6	3.4	—	52.1
Other (income) expense, net	—	4.5	(0.4)	—	4.1
Intercompany charges	—	(8.5)	8.5	—	—

Income (loss) before income taxes	(28.1)	(176.2)	29.2	—	(175.1)
Income taxes	(12.1)	(5.6)	12.5	—	(5.2)

Net income (loss)	($16.0)	($170.6)	$16.7	$—	($169.9)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,058.2	$253.5	$—	$1,311.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	645.8	109.3	—	755.1
Selling, general and administrative	15.0	225.7	33.6	—	274.3
Depreciation and amortization	—	113.3	16.6	—	129.9

Total operating expenses	15.0	984.8	159.5	—	1,159.3

Operating profit (loss)	(15.0)	73.4	94.0	—	152.4
Interest expense	79.6	49.9	3.3	—	132.8
Other income, net	—	(8.2)	(1.1)	—	(9.3)
Intercompany expense (income)	—	(11.5)	11.5	—	—

Income (loss) before income taxes	(94.6)	43.2	80.3	—	28.9
Income taxes	(34.0)	16.7	28.3	—	11.0

Net income (loss)	($60.6)	$26.5	$52.0	$—	$17.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,062.3	$312.9	$—	$1,375.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	665.3	127.6	—	792.9
Selling, general and administrative	(2.0)	249.9	37.3	—	285.2
Depreciation and amortization	—	119.5	17.8	—	137.3
Goodwill and other intangibles impairment	—	164.4	—	—	164.4

Total operating expenses	(2.0)	1,199.1	182.7	—	1,379.8

Operating profit (loss)	2.0	(136.8)	130.2	—	(4.6)
Interest expense	109.0	40.8	11.7	—	161.5
Other (income) expense, net	—	6.1	(1.2)	—	4.9
Intercompany charges	—	(19.6)	19.6	—	—

Income (loss) before income taxes	(107.0)	(164.1)	100.1	—	(171.0)
Income taxes	(43.2)	(0.2)	39.3	—	(4.1)

Net income (loss)	($63.8)	($163.9)	$60.8	$—	($166.9)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$356.7	$24.1	$—	$380.8
Restricted cash	—	3.6	5.2	—	8.8
Trade receivables, net of allowances	0.8	278.4	53.3	(14.1)	318.4
Finance receivables, net of allowances	—	4.1	142.1	—	146.2
Retained interests in finance receivables sold	—	—	77.9	—	77.9
Deferred income tax assets	1.4	37.2	—	—	38.6
Other current assets	0.6	39.8	3.8	—	44.2

Total current assets	2.8	719.8	306.4	(14.1)	1,014.9

Other assets
Investments in and advances to affiliates, net	2,886.5	4.0	77.8	(2,968.3)	—
Goodwill	—	1,522.5	3.8	—	1,526.3
Customer relationships, net of accumulated amortization	—	657.1	111.5	—	768.6
Other intangible assets, net of accumulated amortization	—	254.2	11.6	—	265.8
Unamortized debt issuance costs	59.8	—	—	—	59.8
Other assets	0.8	15.0	0.6	—	16.4

Total other assets	2,947.1	2,452.8	205.3	(2,968.3)	2,636.9
Property and equipment, net of accumulated depreciation	—	543.5	139.2	—	682.7

Total assets	$2,949.9	$3,716.1	$650.9	($2,982.4)	$4,334.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$373.5	$45.0	($14.1)	$404.4
Accrued employee benefits and compensation expenses	—	48.8	5.5	—	54.3
Accrued interest	35.1	—	—	—	35.1
Other accrued expenses	0.8	62.8	6.4	—	70.0
Income taxes payable	—	1.4	2.4	—	3.8

Total current liabilities	35.9	486.5	59.3	(14.1)	567.6

Non-current liabilities
Investments by and advances from affiliates, net	79.3	117.1	—	(196.4)	—
Long-term debt	1,701.4	718.0	103.5	—	2,522.9
Deferred income tax liabilities	(2.4)	299.1	32.3	—	329.0
Other liabilities	9.6	99.0	5.4	—	114.0

Total non-current liabilities	1,787.9	1,233.2	141.2	(196.4)	2,965.9
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,126.1	1,996.4	450.4	(2,771.9)	801.0

Total liabilities and stockholders’ equity	$2,949.9	$3,716.1	$650.9	($2,982.4)	$4,334.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$273.9	$15.7	$(6.2)	$283.4
Accrued employee benefits and compensation expenses	—	38.0	4.4	—	42.4
Accrued interest	15.4	—	—	—	15.4
Other accrued expenses	18.7	78.1	5.9	—	102.7
Current maturities of long- term debt	—	—	4.5	—	4.5

Total current liabilities	34.1	390.0	30.5	(6.2)	448.4

Non-current liabilities
Investments by and advances from affiliates, net	56.6	109.2	—	(165.8)	—
Long-term debt	1,701.4	705.0	116.5	—	2,522.9
Deferred income tax liabilities	—	304.1	31.7	—	335.8
Other liabilities	—	96.2	3.6	—	99.8

Total non-current liabilities	1,758.0	1,214.5	151.8	(165.8)	2,958.5
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,142.5	1,960.5	416.8	(2,769.1)	750.7

Total liabilities and stockholders’ equity	$2,934.6	$3,565.0	$599.1	$(2,941.1)	$4,157.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash provided by operating activities	$1.6	$228.2	$9.3	$—	$239.1

Investing activities
Net decrease (increase) in finance receivables held for investment	—	9.2	(12.0)	—	(2.8)
Acquisition of businesses, net of cash acquired	—	(4.1)	—	—	(4.1)
Purchases of property, equipment and computer software	—	(38.7)	(2.1)	—	(40.8)
Proceeds from sale of property, equipment and computer software	—	0.3	—	—	0.3
(Increase) decrease in restricted cash	—	—	7.1	—	7.1

Net cash used by investing activities	—	(33.3)	(7.0)	—	(40.3)
Financing activities
Net increase (decrease) in book overdrafts	—	34.1	(3.3)	—	30.8
Net increase (decrease) in borrowings from lines of credit	—	—	(4.5)	—	(4.5)
Payments for debt issuance costs	(0.3)	—	—	—	(0.3)
Payments on capital leases	—	(1.8)	(0.4)	—	(2.2)
Initial net investment for interest rate cap	(1.3)	—	—	—	(1.3)

Net cash provided by (used by) financing activities	(1.6)	32.3	(8.2)	—	22.5
Effect of exchange rate changes on cash	—	—	1.1	—	1.1

Net increase (decrease) in cash and cash equivalents	—	227.2	(4.8)	—	222.4
Cash and cash equivalents at beginning of period	—	129.5	28.9	—	158.4

Cash and cash equivalents at end of period	$—	$356.7	$24.1	$—	$380.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 (Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Such statements are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “should”, “may”, “will”, “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding the Company’s future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; the Company’s competitive position; and its continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	the Company’s ability to successfully implement the Company’s business strategies or realize expected cost savings and revenue enhancements;

•	the Company’s ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather;

•	general business conditions;

•	the Company’s substantial amount of debt;

•	restrictive covenants in the Company’s debt agreements;

•	the Company’s assumption of the settlement risk for vehicles sold;

•	any impairment to the Company’s goodwill;

•	the Company’s self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from the Company’s workforce;

•	changes to accounting standards;

•	proposed tax legislation;

•	the Company’s tax indemnification of ALLETE; and

•	other risks described from time to time.

Many of these risk factors are outside of the Company’s control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and the Company does not undertake to update its forward-looking statements.

The Company’s future growth depends on a variety of factors, including its ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion, relocate and integrate acquisitions, control costs in its operations, introduce fee increases, expand its product and service offerings, including information systems development, and retain its executive officers and key employees. Certain initiatives that management considers important to the Company’s long-term success include substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, the Company cannot predict whether its growth strategy will be successful. In addition, the Company cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on its auction business.

Overview

The Company provides whole car and salvage auction services in North America. The business is divided into three reportable business segments, each of which is an integral part of the vehicle redistribution industry: ADESA, IAAI and AFC.

•

The ADESA segment consists primarily of a 62 whole car auction network in North America. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consists of salvage vehicle auctions and related services provided at 152 sites in North America. The salvage auctions facilitate the redistribution of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. AFC conducts business through 87 branches in North America.

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for our management team, certain human resources, information technology and accounting costs, and incremental insurance, treasury, legal and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. Other than some information technology costs, costs incurred at the holding company are not allocated to the three business segments.

Industry Outlook and Trends

During the period from 1999 to 2008, approximately 9.2 to 10.0 million used vehicles per year were sold in North America through whole car auctions. The stable number of vehicles sold at auction in North America is primarily dependent upon the total population of cars on the road as opposed to the more volatile annual new vehicle sales. The Company believes, for the foreseeable future, that the annual number of used vehicle sales at whole car auctions in North America will be consistent with the range of vehicles sold from 1999 to 2008.

During the period from 2006 through 2008, the North American salvage vehicle auction industry volumes have increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses continues at a high level of 14%. This trend, along with increases in miles driven and vehicles per household, has contributed to growth in salvage vehicle volumes.

In 2008 and earlier in 2009, the overall economy and in particular the automotive finance industries faced pressures which negatively affected the used vehicle dealer base. In excess of 4,000 independent dealers went out of business during 2008, almost a 10% reduction in the independent dealer base. Used vehicle dealers experienced a significant decline in sales which resulted in a decrease in loan originations and an increased number of dealers defaulting on their loans, increasing credit losses. In addition, the value of recovered collateral on defaulted loans was impacted to some degree by the volatility in the vehicle pricing market. To the extent these negative trends continue, they could have a material adverse impact on AFC’s results of operations.

In 2008 and earlier in 2009, significant changes occurred in the economy which impacted our business. A lack of availability of consumer credit for retail used vehicle buyers, a decline in consumer spending, a reduction in the number of franchised and independent used vehicle dealers in the Untied States, reduced miles driven and decreases in commodity prices such as steel and platinum all negatively impacted us. These factors contributed to a 3% decrease in revenues for each of ADESA and IAAI for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008.

In addition, changes in the business environment for automotive manufacturers have resulted in a number of initiatives to reduce costs in the auto industry. Chrysler LLC, or Chrysler, and General Motors Corporation, or GM, each have a longstanding relationship with ADESA and regularly use its auctions to remarket their vehicles. Chrysler and GM have publicly announced that they are in the process of significantly reducing the number of franchised dealerships. The reduced number of franchised dealerships may have an impact on the Company’s future financial performance.

The availability of financing to franchised dealerships and consumers from the vehicle manufacturers’ captive finance companies and their respective remarketing programs may also impact the supply of vehicles to the wholesale auction industry in the future. A change in the supply of used vehicles could impact the value of used vehicles sold, conversion rates (calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale) and ADESA’s profitability on the sale of vehicles.

Seasonality

The volume of vehicles sold at the Company’s auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.

Sources of Revenues and Expenses

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(In millions)	2009	2008
Revenues
ADESA	$270.8	$286.4
IAAI	135.5	135.4
AFC	23.8	22.8

Total revenues	430.1	444.6
Cost of services*	239.6	261.4

Gross profit*	190.5	183.2
Selling, general and administrative	101.4	92.7
Depreciation and amortization	41.6	45.0
Goodwill and intangibles impairment	—	164.4

Operating profit (loss)	47.5	(118.9)
Interest expense	39.3	52.1
Other (income) expense, net	(4.8)	4.1

Income before income taxes	13.0	(175.1)
Income taxes	4.4	(5.2)

Net income (loss)	$8.6	($169.9)

*	Exclusive of depreciation and amortization

For the three months ended September 30, 2009, the Company had revenue of $430.1 million compared with revenue of $444.6 million for the three months ended September 30, 2008, a decrease of 3%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $3.4 million, or 8%, to $41.6 million for the three months ended September 30, 2009, compared with the three months ended September 30, 2008. The decrease is representative of certain assets becoming fully depreciated as well as a decrease in 2009 capital spending compared to recent years.

Interest Expense

Interest expense decreased $12.8 million, or 25%, to $39.3 million for the three months ended September 30, 2009, compared with interest expense of $52.1 million for the three months ended September 30, 2008. The decrease in interest expense was the result of a decrease in interest rates for the Company’s variable rate debt instruments as well as payments on Term Loan B of $59.3 million during 2008 which decreased the outstanding principal balance of the Company’s debt. In addition, the swap agreement which became effective on June 30, 2009 effectively resulted in a fixed LIBOR interest rate of 2.19% on $650 million of the term loan compared with the previous swap, which expired on June 30, 2009, and effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the term loan.

Other (Income) Expense

Other income was $4.8 million for the three months ended September 30, 2009 compared with other expense of $4.1 million for the three months ended September 30, 2008, representing an increase of $8.9 million. The change in other (income) expense was primarily representative of foreign currency transaction gains in the third quarter of 2009 versus foreign currency transaction losses in the third quarter of 2008.

Income Taxes

The Company’s effective tax rate increased from 3.0% for the three months ended September 30, 2008 to 33.8% for the three months ended September 30, 2009. The increase in the tax rate was primarily attributable to the 2008 noncash goodwill impairment charge at AFC that was not deductible for tax purposes.

ADESA Results

	Three Months Ended September 30,
(In millions)	2009	2008
ADESA revenue	$270.8	$286.4
Cost of services*	146.1	162.1

Gross profit*	124.7	124.3
Selling, general and administrative	52.2	63.9
Depreciation and amortization	21.0	23.0

Operating profit	$51.5	$37.4

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $15.6 million, or 5%, to $270.8 million for the three months ended September 30, 2009, compared with $286.4 million for the three months ended September 30, 2008. The decrease in revenue was primarily a result of a 2% decrease in the number of vehicles sold as well as a 4% decrease in revenue per vehicle sold for the three months ended September 30, 2009, compared with the three months ended September 30, 2008.

The 4% decrease in revenue per vehicle sold resulted in decreased auction revenue of approximately $10.0 million. The decrease in revenue per vehicle sold was primarily attributable to a net decrease in ancillary services such as shop services and other services, which resulted in decreased ADESA revenue of approximately $12.6 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. In addition, fluctuations in the Canadian exchange rate decreased revenue by approximately $3.1 million. Partially offsetting the impact of the Canadian exchange rate and ancillary services was incremental fee income related to higher used vehicle values and selective fee increases.

The total number of used vehicles sold at ADESA decreased 2% for the three months ended September 30, 2009 compared with the three months ended September 30, 2008, resulting in a decrease in ADESA revenue of approximately $5.6 million. The volume sold decrease was attributable to same store volume decreases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 66.3% for the three months ended September 30, 2009 compared with 62.6% for the three months ended September 30, 2008. The increase in conversion rates was representative of a reduced supply of vehicles at auction combined with relatively constant demand.

Gross Profit

For the three months ended September 30, 2009, gross profit in the ADESA segment increased $0.4 million, or less than 1%, to $124.7 million. Gross margin for ADESA was 46.0% of revenue for the three months ended September 30, 2009 compared with 43.4% of revenue for the three months ended September 30, 2008. The increase in gross margin for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 is representative of a decrease in lower margin ancillary services as well as reduced labor associated with the higher conversion rates.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $11.7 million, or 18%, to $52.2 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008, primarily due to a $5.3 million decrease for the prior year loss on the sale of land related to the sale-leaseback, a $2.6 million decrease in marketing costs, a $2.1 million decrease in professional fees, a $1.7 million decrease in bad debt expense and a $0.5 million decrease related to fluctuations in the Canadian exchange rate. The decreases to selling, general and administrative expenses were partially offset by an increase in incentive compensation expense, stock-based compensation expense and an increase in costs at acquired sites.

IAAI Results

	Three Months Ended September 30,
(In millions)	2009	2008
IAAI revenue	$135.5	$135.4
Cost of services*	86.4	90.0

Gross profit*	49.1	45.4
Selling, general and administrative	21.4	18.3
Depreciation and amortization	14.3	15.4

Operating profit	$13.4	$11.7

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $0.1 million, or less than 1%, to $135.5 million for the three months ended September 30, 2009, compared with $135.4 million for the three months ended September 30, 2008. The increase in revenue was a result of an increase in the number of salvage vehicles sold during the three months ended September 30, 2009, partially offset by a decrease in auction services revenue related to a decline in average selling price for vehicles sold at salvage auctions.

Gross Profit

For the three months ended September 30, 2009, gross profit at IAAI was $49.1 million, or 36% of revenue, compared with $45.4 million, or 34% of revenue, for the three months ended September 30, 2008. Gross profit increased as a percentage of revenue, primarily due to the reductions in cost of services. Cost of services decreased due to decreased outside labor, travel, computer supplies, telecommunication costs and auction costs. In addition, IAAI experienced a $1.6 million decrease in tow costs due to decreased fuel costs and related tow charges, offset slightly by an increase in the number of vehicles sold.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $3.1 million, or 17%, to $21.4 million for the three months ended September 30, 2009, compared with $18.3 million for the three months ended September 30, 2008. The increase in selling, general and administrative expenses was attributable to an increase in incentive compensation expense as well as stock-based compensation expense, partially offset by decreases in integration expenses, travel expenses and computer supplies.

AFC Results

	Three Months Ended September 30,
(In millions except loan volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$12.5	$7.6
Interest and fee income	11.9	15.5
Other revenue	0.1	0.2
Provision for credit losses	(0.7)	(0.5)

Total AFC revenue	23.8	22.8
Cost of services*	7.1	9.3

Gross profit*	16.7	13.5
Selling, general and administrative	2.6	3.7
Depreciation and amortization	6.1	6.2
Goodwill and intangibles impairment	—	164.4

Operating profit (loss)	$8.0	($160.8)

Loan transactions	199,843	285,643
Revenue per loan transaction	$119	$80

*	Exclusive of depreciation and amortization

Revenue

For the three months ended September 30, 2009, AFC revenue increased $1.0 million, or 4%, to $23.8 million, compared with $22.8 million for the three months ended September 30, 2008. The increase in revenue was the result of a 49% increase in revenue per loan transaction for the three months ended September 30, 2009, partially offset by a 30% decrease in loan transactions to 199,843 for the three months ended September 30, 2009 compared with the same period in 2008.

The decrease in loan transactions, which includes both loans paid off and loans curtailed, compared to the three months ended September 30, 2008, was primarily the result of a decrease in loans outstanding. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives, along with the soft retail used vehicle market, have resulted in a 32% decrease in the size of AFC’s average managed portfolio of finance receivables compared to the three months ended September 30, 2008. In addition, these initiatives have resulted in a substantial improvement in the delinquency of the managed portfolio resulting in decreased credit losses.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $39, or 49%, primarily as a result of a decrease in credit losses for both loans held and sold, increased fee income per unit and a decrease in cost of funds, partially offset by a decrease in the average portfolio duration.

Gross Profit

For the three months ended September 30, 2009, gross profit for the AFC segment increased $3.2 million, or 24%, to $16.7 million primarily as a result of a 24% decrease in cost of services and the 4% increase in revenue. The decrease in cost of services was primarily the result of decreased compensation and related employee benefit costs. Compensation and related employee benefit costs decreased as the number of AFC employees was reduced to correspond with the decrease in the size of the finance receivables portfolio.

Selling, General and Administrative

Selling, general and administrative expenses at AFC decreased $1.1 million, or 30%, for the three months ended September 30, 2009, compared with the three months ended September 30, 2008. The decrease was primarily the result of decreased compensation and related employee benefit costs as well as decreased travel and other miscellaneous expenses.

Goodwill and Other Intangibles Impairment

In the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit. In light of the overall economy and in particular the automotive and finance industries which continued to face severe pressures, AFC and its customer dealer base were negatively impacted. In addition, AFC was negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on this trend, the forecasted performance was revised and the fair value of the reporting unit declined.

Holding Company Results

	Three Months Ended September 30,
(In millions)	2009	2008
Selling, general and administrative	$25.2	$6.8
Depreciation and amortization	0.2	0.4

Operating loss	($25.4)	($7.2)

Selling, General and Administrative

For the three months ended September 30, 2009, selling, general and administrative expenses at the holding company increased $18.4 million, or 271%, to $25.2 million, primarily as a result of an increase in stock-based compensation expense, incentive compensation expense and professional fees. For the three months ended September 30, 2009, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $8.7 million. For the three months ended September 30, 2008, stock-based compensation expense was reduced $7.3 million related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value.

Overview of Results of KAR Auction Services for the Nine Months Ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(In millions)	2009	2008
Revenues
ADESA	$838.6	$862.7
IAAI	412.5	426.0
AFC	60.6	86.5

Total revenues	1,311.7	1,375.2
Cost of services*	755.1	792.9

Gross profit*	556.6	582.3
Selling, general and administrative	274.3	285.2
Depreciation and amortization	129.9	137.3
Goodwill and other intangibles impairment	—	164.4

Operating profit (loss)	152.4	(4.6)
Interest expense	132.8	161.5
Other (income) expense, net	(9.3)	4.9

Income (loss) before income taxes	28.9	(171.0)
Income taxes	11.0	(4.1)

Net income (loss)	$17.9	($166.9)

*	Exclusive of depreciation and amortization

For the nine months ended September 30, 2009, the Company had revenue of $1,311.7 million compared with revenue of $1,375.2 million for the nine months ended September 30, 2008, a decrease of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $7.4 million, or 5%, to $129.9 million for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008. The decrease is representative of certain assets becoming fully depreciated as well as a decrease in 2009 capital spending compared to recent years.

Interest Expense

Interest expense decreased $28.7 million, or 18%, to $132.8 million for the nine months ended September 30, 2009, compared with $161.5 million for the nine months ended September 30, 2008. The decrease in interest expense was the result of a decrease in interest rates for the Company’s variable rate debt instruments as well as payments on Term Loan B of $59.3 million during 2008 which decreased the outstanding principal balance of the Company’s debt. In addition, the swap agreement which became effective on June 30, 2009 effectively resulted in a fixed LIBOR interest rate of 2.19% on $650 million of the term loan compared with the previous swap, which expired on June 30, 2009, and effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the term loan.

Other (Income) Expense

Other income was $9.3 million for the nine months ended September 30, 2009 compared with other expense of $4.9 million for the nine months ended September 30, 2008, representing an increase of $14.2 million. The change in other (income) expense was primarily representative of foreign currency transaction gains in 2009 versus foreign currency transaction losses in 2008, partially offset by a decrease in interest income resulting from lower interest rates in 2009.

Income Taxes

The Company’s effective tax rate increased from 2.4% for the nine months ended September 30, 2008 to 38.1% for the nine months ended September 30, 2009. The increase in the tax rate was primarily attributable to the 2008 noncash goodwill impairment charge at AFC that was not deductible for tax purposes.

ADESA Results

	Nine Months Ended September 30,
(In millions)	2009	2008
ADESA revenue	$838.6	$862.7
Cost of services*	468.1	492.2

Gross profit*	370.5	370.5
Selling, general and administrative	157.2	181.1
Depreciation and amortization	66.8	69.1

Operating profit	$146.5	$120.3

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $24.1 million, or 3%, to $838.6 million for the nine months ended September 30, 2009, compared with $862.7 million for the nine months ended September 30, 2008. The decrease in revenue was primarily a result of a 2% decrease in revenue per vehicle sold and a less than 1% decrease in the total number of used vehicles sold at ADESA for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008.

The 2% decrease in revenue per vehicle sold resulted in decreased auction revenue of approximately $16.6 million. The decrease in revenue per vehicle sold reflects fluctuations in the Canadian exchange rate which decreased revenue by approximately $23.7 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. In addition, a net decrease in ancillary services such as shop services and other services resulted in decreased ADESA revenue of approximately $8.5 million. Partially offsetting the impact of the Canadian exchange rate and ancillary services was incremental fee income related to higher used vehicle values and selective fee increases.

The total number of used vehicles sold at ADESA decreased less than 1% for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 and resulted in a decrease in ADESA revenue of approximately $7.7 million. The volume sold decrease was attributable to same store volume decreases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at the Company’s used vehicle auctions, increased to 68.4% for the nine months ended September 30, 2009 compared with 61.8% for the nine months ended September 30, 2008. The increase in conversion rates was representative of a reduced supply of vehicles at auction combined with relatively constant demand.

Gross Profit

For the nine months ended September 30, 2009, gross profit in the ADESA segment remained constant at $370.5 million. Gross margin for ADESA was 44.2% of revenue for the nine months ended September 30, 2009 compared with 42.9% of revenue for the nine months ended September 30, 2008. The increase in gross margin for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 is representative of a decrease in lower margin ancillary services as well as reduced labor associated with the higher conversion rates.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $23.9 million, or 13%, to $157.2 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, primarily due to a $8.5 million decrease in marketing costs, a $5.3 million decrease for the prior year loss on the sale of land related to the sale-leaseback, a $4.7 million decrease in professional fees, a $4.2 million decrease in bad debt expense, a $3.1 million decrease related to fluctuations in the Canadian exchange rate and a $1.5 million decrease in supplies expense. The decreases to selling, general and administrative expenses were partially offset by an increase in incentive compensation expense and an increase in costs at sites acquired in 2008.

IAAI Results

	Nine Months Ended September 30,
(In millions)	2009	2008
IAAI revenue	$412.5	$426.0
Cost of services*	264.5	273.5

Gross profit*	148.0	152.5
Selling, general and administrative	52.1	52.7
Depreciation and amortization	43.9	46.6

Operating profit	$52.0	$53.2

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI decreased $13.5 million, or 3%, to $412.5 million for the nine months ended September 30, 2009, compared with $426.0 million for the nine months ended September 30, 2008. The decrease in revenue was primarily a result of a decline in average selling price for vehicles sold at salvage auctions, partially offset by an increase in the number of salvage vehicles sold during the nine months ended September 30, 2009. IAAI’s decrease in average selling price was due primarily to the sharp decline in steel scrap prices.

Gross Profit

For the nine months ended September 30, 2009, gross profit at IAAI decreased to $148.0 million, or 36% of revenue, compared with $152.5 million, or 36% of revenue, for the nine months ended September 30, 2008. Cost of services decreased due to a decline in value and the number of vehicles sold under the purchase agreement method of sales. In addition, there were cost reductions in outside labor, supplies, travel and auction costs. These reductions were partially offset by increases in occupancy costs relating to the addition of facilities as a result of acquisitions and greenfields.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $0.6 million, or 1%, to $52.1 million for the nine months ended September 30, 2009, compared with $52.7 million for the nine months ended September 30, 2008. The decrease in selling, general and administrative expenses was attributable to decreases in integration expenses and incentive compensation based on the financial performance of IAAI, offset by an increase in sales and marketing expenses and stock-based compensation expense.

AFC Results

	Nine Months Ended September 30,
(In millions except loan volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$26.8	$34.4
Interest and fee income	34.9	52.2
Other revenue	0.2	1.7
Provision for credit losses	(1.3)	(1.8)

Total AFC revenue	60.6	86.5
Cost of services*	22.5	27.2

Gross profit*	38.1	59.3
Selling, general and administrative	8.1	12.6
Depreciation and amortization	18.4	19.2
Goodwill and intangibles impairment	—	164.4

Operating profit (loss)	$11.6	($136.9)

Loan transactions	589,093	900,584
Revenue per loan transaction	$103	$96

*	Exclusive of depreciation and amortization

Revenue

For the nine months ended September 30, 2009, AFC revenue decreased $25.9 million, or 30%, to $60.6 million, compared with $86.5 million for the nine months ended September 30, 2008. The decrease in revenue was the result of a 35% decrease in loan transactions to 589,093 for the nine months ended September 30, 2009 partially offset by a 7% increase in revenue per loan transaction for the nine months ended September 30, 2009.

The decrease in loan transactions, which includes both loans paid off and loans curtailed, compared to the nine months ended September 30, 2008, was primarily the result of a decrease in loans outstanding. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives, along with the soft retail used vehicle market, have resulted in a 32% decrease in the size of AFC’s average managed portfolio of finance receivables compared to the nine months ended September 30, 2008. In addition, these initiatives have resulted in a substantial improvement in the delinquency of the managed portfolio resulting in decreased credit losses.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $7, or 7%, primarily as a result of a decrease in credit losses for both loans held and sold, increased fee income per unit and a decrease in cost of funds, partially offset by the average portfolio duration and the average loan value.

Gross Profit

For the nine months ended September 30, 2009, gross profit for the AFC segment decreased $21.2 million, or 36%, to $38.1 million primarily as a result of a 35% decrease in loan transactions. The decrease in cost of services was primarily the result of decreased compensation and related employee benefit costs. Compensation and related employee benefit costs decreased as the number of AFC employees was reduced to correspond with the decrease in the size of the finance receivables portfolio.

Selling, General and Administrative

Selling, general and administrative expenses at AFC decreased $4.5 million, or 36%, for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008. The decrease was primarily the result of decreased compensation and related employee benefit costs as well as decreased travel and other miscellaneous expenses.

Goodwill and Other Intangibles Impairment

In the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit. In light of the overall economy and in particular the automotive and finance industries which continued to face severe pressures, AFC and its customer dealer base were negatively impacted. In addition, AFC was negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on this trend, the forecasted performance was revised and the fair value of the reporting unit declined.

Holding Company Results

	Nine Months Ended September 30,
(In millions)	2009	2008
Selling, general and administrative	$56.9	$38.8
Depreciation and amortization	0.8	2.4

Operating loss	($57.7)	($41.2)

Selling, General and Administrative

For the nine months ended September 30, 2009, selling, general and administrative expenses at the holding company increased $18.1 million, or 47%, to $56.9 million, primarily as a result of an increase in stock-based compensation expense and incentive compensation expense as well as an increase in professional fees, partially offset by a decrease in travel expenses. For the nine months ended September 30, 2009, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $8.7 million. For the nine months ended September 30, 2008, stock-based compensation expense decreased $5.8 million related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the significant indicators of liquidity for its business are cash on hand, cash flow from operations, working capital and amounts available under its credit facility. The Company’s principal sources of liquidity consist of cash generated by operations and borrowings under its revolving credit facility.

(In millions)	September 30, 2009	December 31, 2008	September 30, 2008
Cash and cash equivalents	$380.8	$158.4	$201.2
Restricted cash	$8.8	$15.9	$10.6
Working capital	$447.3	$304.3	$366.3
Amounts available under credit facility*	$300.0	$300.0	$300.0
Cash flow from operations	$239.1	$224.9	$207.5

*	There were related outstanding letters of credit totaling approximately $31.3 million, $29.3 million and $19.5 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, which reduce the amount available for borrowings under the Company’s credit facility.

Working Capital

A substantial amount of the Company’s working capital is generated from the payments received for services provided. The majority of the Company’s working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in the Company’s accounts and on its balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, the Company has increased the amount of funds that are available for immediate use and is actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, the Company cannot offset all the cash and the outstanding checks on its balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements”.

Credit Facilities

KAR Auction Services has a $300 million revolving line of credit as part of the Company’s $1,865 million Credit Agreement, which was undrawn as of September 30, 2009. There were related outstanding letters of credit totaling approximately $31.3 million at September 30, 2009, which reduce the amount available for borrowings under the Company’s revolving credit facility. In the third quarter of 2009, the Company amended its Canadian line of credit and as a result it was reduced from C$8 million to C$4 million. The Canadian line of credit was undrawn as of September 30, 2009; however, there were related letters of credit outstanding totaling approximately $1.7 million at September 30, 2009, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under the Company’s revolving credit facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting the Company’s ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The leverage ratio covenant is based on consolidated Adjusted EBITDA, which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the Equity Sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest expense; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; and (n) any impairment charges or write-offs of intangibles. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions, if applicable, to Adjusted EBITDA.

The covenants contained within the senior credit facility are critical to an investor’s understanding of the Company’s financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing the Company’s notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect the Company’s operating flexibility by, among other things, restricting its ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. The Company was in compliance with the covenants in the credit facility at September 30, 2009.

In accordance with the terms of the Credit Agreement, the Company prepaid approximately $51.5 million of the term loan during 2008 as a result of certain asset sales. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no scheduled quarterly installments due on the term loan until March 31, 2011. On September 30, 2009, $1,497.9 million was outstanding on the term loan and there were no borrowings on the revolving credit facility or the Canadian line of credit. The Company believes its sources of liquidity from its cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under its credit facility are sufficient to meet its short and long-term operating needs for the foreseeable future. In addition, the Company believes the previously mentioned sources of liquidity will be sufficient to fund the Company’s capital requirements and debt service payments for the next twelve months.

On October 23, 2009, the Company entered into an amendment to its Credit Agreement. As part of the amendment, the Company agreed to pay an amendment fee of 25 basis points to approving lenders, based on commitments outstanding as of October 23, 2009, on the effective date of the amendment. The amendment will not become effective until the satisfaction of certain conditions precedent, including the consummation of the Company’s proposed initial public offering and the optional prepayment of $250 million or more of the term loan. If the amendment becomes effective the amendment will (i) allow KAR LLC to own less than 100% of the Company’s outstanding capital stock, (ii) permit the Company to use proceeds from the Company’s proposed initial public offering and any future offering of common stock plus unrestricted cash on hand at the time of the Company’s proposed initial public offering to repay, redeem, repurchase or defease, or segregate funds with respect to, one or more of the Company’s senior subordinated notes, fixed rate senior notes and floating rate senior notes and (iii) permit the Company to pay accelerated management fees to the Company’s Equity Sponsors in connection with the termination of its financial advisory agreements with them. In addition, if the amendment becomes effective, the following revisions, among others, will occur:

•	availability of borrowings under the revolving credit facility will be reduced by $50 million to $250 million;

•	the revolving credit facility and Term Loan B interest rate will be increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%; and

•	the pricing grid of both facilities will be eliminated.

EBITDA and Adjusted EBITDA Measures

EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement, as presented herein, are supplemental measures of the Company’s performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). They are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to revenues, net income (loss) or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as measures of the Company’s liquidity.

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. The Company calculates Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “Liquidity and Capital Resources – Working Capital – Credit Facilities.” Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by the Company. Management uses the Adjusted EBITDA measure to evaluate the performance of the Company and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions, if applicable, to Adjusted EBITDA. This measure is used by the Company’s creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to the Company’s senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement measures have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of the Company’s loan covenant calculations require financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended September 30, 2009
(In millions)	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Net income (loss)	($49.3)	($3.5)	$12.8	$8.6	($31.4)
Add back:
Income taxes	(27.3)	(3.0)	9.6	4.4	(16.3)
Interest expense, net of interest income	53.5	46.4	46.8	39.3	186.0
Depreciation and amortization	45.5	46.0	42.3	41.6	175.4

EBITDA	22.4	85.9	111.5	93.9	313.7
Nonrecurring charges	12.3	5.9	4.4	5.0	27.6
Noncash charges	22.1	4.6	(2.0)	14.2	38.9
Advisory services	1.0	0.9	1.0	0.9	3.8

Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement	$57.8	$97.3	$114.9	$114.0	$384.0

Summary of Cash Flows

	Nine Months Ended September 30,
(In millions)	2009	2008
Net cash provided by (used for):
Operating activities	$239.1	$207.5
Investing activities	(40.3)	(153.0)
Financing activities	22.5	(54.8)
Effect of exchange rate on cash	1.1	(2.6)

Net increase (decrease) in cash and cash equivalents	$222.4	($2.9)

Cash flow from operating activities was $239.1 million for the nine months ended September 30, 2009, compared with $207.5 million for the nine months ended September 30, 2008. The increase in operating cash flow was primarily impacted by an increase in net income for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008.

Net cash used for investing activities was $40.3 million for the nine months ended September 30, 2009, compared with $153.0 million for the nine months ended September 30, 2008. The decrease in net cash used for investing activities was the result of no acquisitions in the first nine months of 2009 compared with the 18 businesses that were acquired in the first nine months of 2008. In addition, the Company has spent $44.9 million less for capital items in the first nine months of 2009 compared with the first nine months of 2008. These activities were partially offset as the Company received $73.1 million less in proceeds from the sale of property, equipment and computer software in the first nine months of 2009 compared with the same period in 2008. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $22.5 million for the nine months ended September 30, 2009, compared with net cash used by financing activities of $54.8 million for the nine months ended September 30, 2008. The increase in cash provided by financing activities was primarily attributable to the Company not making any principal payments on its Term Loan B in the first nine months of 2009 compared with payments of $55.7 million in the first nine months of 2008. In addition, there was a larger increase in book overdrafts for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. These increases were partially offset by the repayment of $4.5 million on lines of credit in the first nine months of 2009.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2009 and the year ended December 31, 2008 approximated $40.8 million and $129.6 million. Capital expenditures were funded primarily from internally generated funds. The Company continues to invest in its core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $70 million for fiscal year 2009, which includes approximately $50 million for maintenance capital expenditures. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support the Company’s business strategies.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million at September 30, 2009. Receivables that AFC Funding Corporation sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to ASC 860, Transfers and Servicing, and as a result are not reported on the Company’s consolidated balance sheet.

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

In light of the current economic and industry conditions, AFC has implemented a number of strategic initiatives designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. As a result of these initiatives along with market conditions, the size of AFC’s managed portfolio of finance receivables has decreased significantly over the past year from $700.3 million at September 30, 2008 to $547.5 million at September 30, 2009. AFC’s utilization of the committed liquidity under the Receivables Purchase Agreement has decreased accordingly. AFC believes the current aggregate maximum commitment of the purchasers totaling $450 million will be adequate to meet its securitization needs until April 20, 2012, the expiration date of the bank conduit facility.

At September 30, 2009, AFC managed total finance receivables of $547.5 million, of which $460.1 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $318.0 million and $298.0 million at September 30, 2009 and December 31, 2008. Finance receivables include $34.3 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $117.3 million and $158.6 million classified as held for investment at September 30, 2009 and December 31, 2008. Finance receivables classified as held for investment include $19.1 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at September 30, 2009 and December 31, 2008. The face amount of these receivables was $20.6 million and $78.7 million at September 30, 2009 and December 31, 2008.

AFC’s allowance for losses of $5.4 million and $6.3 million at September 30, 2009 and December 31, 2008 included an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $1.9 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at September 30, 2009 and December 31, 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of the Company’s credit facility. At September 30, 2009, the Company was in compliance with the covenants in the securitization agreement.

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

KAR Auction Services continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. The Company’s critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. In addition, the Company’s most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes audited financial statements.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This release established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued new guidance for the accounting for nonfinancial assets and nonfinancial liabilities. The new guidance, which is now a part of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, delayed the effective date by one year of the application of fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now a part of ASC 805, Business Combinations, establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date and requires the expensing of acquisition-related costs as incurred. In addition, in relation to previous acquisitions, the provisions of ASC 805 require any release of existing income tax valuation allowances or recognition of previously unrecognized tax benefits initially established through purchase accounting to be included in earnings rather than as an adjustment to goodwill. This revised guidance was effective for annual reporting periods beginning after December 15, 2008. The adoption of the guidance on January 1, 2009 did not have a material impact on the consolidated financial statements. However, depending on the extent and size of future acquisitions, if any, the revised guidance may have material effects.

In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of the new guidance were effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of the new guidance were effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The provisions of the new guidance were effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance on June 30, 2009 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, has not yet been adopted into the Codification. The release eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods ending after November 15, 2009. The Company is currently evaluating the impact that the adoption of the new guidance will have on the consolidated financial statements. At September 30, 2009, $318 million of loans sold to a bank conduit facility are not included in the Company’s balance sheet. This new guidance may require inclusion of such loans sold to a bank conduit facility and originated after December 31, 2009, in the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The Company’s foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from the Company’s Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect the Company’s results of operations and financial position. In addition, there are tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for the Company to meet its debt service or other obligations, these tax inefficiencies may adversely affect KAR Auction Services, Inc. The Company has not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $2.3 million and $1.0 million for the three and nine months ended September 30, 2009. Currency exposure of the Company’s Mexican operations is not material to the results of operations.

Interest Rates

The Company is exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company has designated its interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2009 or 2008.

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

The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts the Company would receive or pay to terminate the agreements at the reporting date. At September 30, 2009 and December 31, 2008, the fair value of the interest rate swaps was a $9.7 million unrealized loss and a $16.3 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at September 30, 2009, the fair value of the interest rate cap was a $0.9 million asset recorded in “Other assets” on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in “Other comprehensive income”. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income”. At September 30, 2009, there was a net unrealized loss totaling $6.2 million, net of tax benefits of $3.8 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The Company is exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. The Company has only partially hedged its exposure to interest rate fluctuations on its variable rate debt. A sensitivity analysis of the impact on the Company’s variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and nine months ended September 30, 2009 would have resulted in an increase in interest expense of approximately $2.5 million and $6.9 million.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities may wish to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors set forth below, which could materially affect KAR Auction Services’ business, financial condition or future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to KAR Auction Services or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

In this Item 1A, “we,” “us,” “our” and “the Company” refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

Risks Related to Our Business

A prolonged economic downturn may negatively affect our business and results of operations.

The recent prolonged economic downturn or future adverse economic conditions could increase our exposure to several risks, including:

•

Decline in the demand for used vehicles. We may experience a decrease in demand for used vehicles from buyers due to factors including the lack of availability of consumer credit and the decline in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers negatively affects our ability to collect receivables and may reduce dealer demand for used vehicles.

•

Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to auction. During the recent global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States. Capacity reductions could depress the number of vehicles received at auction in the future.

•

Decrease in the supply and demand of salvage vehicles. If number of miles driven decreases, the number of salvage vehicles received at auction may also decrease. In addition, decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at salvage auctions.

•

Volatility in the asset-backed securities market. The volatility and disruption in the asset-backed commercial paper market and increased loan losses as used vehicle dealers have experienced steep declines in sales in previous quarters have led to reduced revenues and the narrowing of interest rate spreads at AFC in certain periods. In addition, the volatility and disruption have affected, and may continue to affect, AFC’s cost of financing related to its securitization conduit.

•

Increased counterparty credit risk. Continued market deterioration could increase the risk of the failure of financial institutions party to our credit agreement and other counterparties with which we do business to honor their obligations to us. Our ability to replace any such obligations on the same or similar terms may be limited if challenging credit and general economic conditions persist.

•

Ability to service and refinance indebtedness. Continued uncertainty in the financial markets may negatively affect our ability to service our existing debt, access additional financing or to refinance our existing indebtedness on favorable terms or at all. If the economic downturn continues, it may affect our cash flow from operations and results of operations, which may affect our ability to service payment obligations on our debt or to comply with our debt covenants.

The U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken certain actions to address the recent disruptions in the financial markets. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our business, results of operations and financial condition.

Decreases in consumer demand for new and used vehicles impact auction sales volumes and may adversely affect our revenues and profitability.

Consumer demand for new and used vehicles is affected by the availability and affordability of consumer credit, interest rates, fuel prices, inflation, discretionary spending levels, unemployment rates and consumer confidence about the economy in general. Significant changes in economic conditions could adversely impact consumer demand for new and used vehicles.

As consumer demand fluctuates, the volume and prices of used vehicles may be affected and the demand for used vehicles at auction by dealers may likewise be affected. The demand for used vehicles at auction by dealers may therefore affect the wholesale price of used vehicles and the conversion percentage of vehicles sold at auction. In addition, changes in demand for used vehicles may affect the demand for floorplan financing as well as our ability to collect existing floorplan loans.

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. As manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry declines. In total, off-lease vehicles available at auction for the industry rose by approximately 15% from 2006 to 2008 based on our estimates. During 2008, total new vehicle sales declined year over year and a number of automobile lenders announced the modification of or discontinuance of their leasing programs, leading to a decline in new vehicle lease originations. This will reduce the number of off-lease vehicles at auction as the leases mature. The typical lease maturity is two to four years. We believe that new vehicle lease originations will decline further in 2009 as new vehicle sales have declined further and leasing trends have been consistent with 2008. We believe the declines in lease originations in 2008 and year to date 2009 will negatively impact the number of off-lease vehicles sold at auction beginning in 2011. If the supply of off-lease vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected. Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders and therefore we may not be able to accurately predict the volume of vehicles coming to auction. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

Fluctuations in the supply of and demand for salvage vehicles impact auction sales volumes, which may adversely affect our revenues and profitability.

We are dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of key insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. In addition, in the last few years there has been a declining trend in theft occurrences which reduces the number of stolen vehicles recovered by insurance companies for which a claim settlement has been made. If the supply of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of September 30, 2009, our total debt was approximately $2.5 billion and we had $300.0 million of borrowing capacity under our senior secured credit facilities.

Our substantial indebtedness could have important consequences including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, acquisitions and other purposes;

•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on debt, which would reduce the funds available to us for other purposes, including funding future expansion;

•

making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and

•

exposing us to risks inherent in interest rate fluctuations because some of our indebtedness, including a portion of the borrowings under the senior secured credit facilities, are at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreement governing our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.

If we cannot make scheduled payments on our debt, we would be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior secured credit facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Restrictive covenants in agreements governing our debt may adversely affect our ability to operate our business.

The indentures governing our senior notes and senior subordinated notes and the agreement governing our senior secured credit facilities contain, and future debt instruments may contain, various provisions that limit our ability and the ability of our subsidiaries, including ADESA and IAAI, to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	pay dividends or make other payments by our restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	sell assets and capital stock of our subsidiaries; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

Significant competition exists in our industry and we may not be able to compete successfully.

We face significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles and for the floorplan financing of these vehicles. Current or potential competition comes from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) potential new vehicle remarketing venues and dealer financing services and (iv) existing alternative vehicle remarketing venues. In both the vehicle auction and dealer financing businesses, we and our competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may have greater financial and marketing resources than we do, and may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements, and devote greater resources to the development, promotion and sale of their services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us would not have a material adverse effect on our business and results of operations. If we are not able to compete successfully our ability to grow and achieve or sustain profitability could be impaired. Our agreements with our largest institutional suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these or other suppliers on similar terms or at all.

In our salvage auction business, potential competitors include used vehicle auctions, providers of claims software to insurance companies and certain salvage buyer groups and automobile insurance companies, some of which currently supply salvage vehicles to us. Insurance companies may in the future decide to dispose of their salvage vehicles directly to end users. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us would not have a material adverse effect on our business and results of operations. We may not be able to compete successfully against current or future competitors, which could impair our ability to grow and achieve or sustain profitability.

We currently compete with online wholesale and retail vehicle selling platforms, including SmartAuction, OpenLane, eBay Motors and others. These online selling platforms generally do not have any meaningful physical presence; however, they may decrease the quantity of vehicles sold through our online and physical auctions. If the number of vehicles sold at our auctions decreases due to these competitors or other redistribution methods, our revenue and profitability may be negatively impacted.

We may not successfully implement our business strategies or increase gross profit margins.

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through Internet initiatives, using excess cash flow to reduce debt, leveraging AFCs products and services at ADESA and IAAI and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash flows from operations (we generated $239.1 million and $224.9 million of cash flow from operations for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

Our business is dependent on information and technology systems. Failure to effectively maintain or update these systems could result in us losing customers and materially adversely affect our operating results and financial condition.

Robust information systems are critical to our operating environment and competitive position. We may not be successful in structuring our information system infrastructure or developing, acquiring or implementing information systems which are competitive and responsive to the needs of our customers and we might lack sufficient resources to continue to make the significant necessary investments in information systems to compete with our competitors. Certain information systems initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop/implement these initiatives in a cost-effective, timely manner or at all.

Our information and technology systems may be subject to viruses, network failures and infiltration by unauthorized persons. If these systems were compromised or not operable for extended periods of time, our ability to provide many of our electronic and online solutions to our customers may be impaired. If that were to occur, it could have a material adverse effect on our operating results and financial condition.

Weather-related and other events beyond our control may adversely impact operations.

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, our operations and profitability. These events may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability.

Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer automobiles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates.

A portion of our net income is derived from our international operations, primarily Canada, which exposes us to foreign exchange risks that may impact our financial statements.

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the year ended December 31, 2008, approximately 17% of our revenues were attributable to our Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates; such translation gains and losses are reported in

“Accumulated other comprehensive income/loss” as a component of stockholders’ equity. The revenues and expenses of our Canadian operations are translated using average exchange rates during each period.

Increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation at our auctions.

We have a significant number of non-U.S. based buyers who participate in our auctions. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at auction, which may negatively affect our revenues.

Capacity reductions and uncertain conditions at the major original equipment manufacturers could negatively impact auction volumes.

Our financial performance depends, in part, on conditions in the automotive industry. Original equipment manufacturers have experienced declining new vehicle sales in North America. Resulting capacity reductions may lead to reduced program vehicles and rental fleet sales, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

Changes in interest rates or market conditions could adversely impact the profitability and business of AFC.

Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC sells the majority of its finance receivables to a special purpose entity, which sells an undivided interest in its finance receivables to a bank conduit facility on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the U.S. can impact AFC’s cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization conduit, which could negatively affect AFC’s business and our financial condition and operations.

High fuel prices may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

High fuel prices could lead to a reduction in the miles driven per vehicle, which may reduce accident rates. High fuel prices may also disproportionately affect the demand for sport utility and full-sized vehicles which are generally not as fuel-efficient as smaller vehicles. Retail sales and accident rates are factors that affect the number of used and salvage vehicles sold at auction, wholesale prices of those vehicles and the conversion rates at used vehicle auctions. Additionally, high fuel costs increase the cost of transportation and towing of vehicles and we may not be able to pass on such higher costs to our customers.

If we are unable to successfully acquire and integrate other auction businesses and facilities, it could adversely affect our growth prospects.

The used vehicle redistribution industry is considered a mature industry in which low single-digit growth is expected in industry unit sales. Acquisitions have been a significant part of our historical growth and have enabled us to further broaden and diversify our service offerings. Our strategy generally involves the acquisition and integration of additional physical auction sites, technologies and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since we have acquired or in the future may acquire one or more businesses, there can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into our business. Failure to do so could materially adversely affect our business, financial condition and results of operations. In addition, we expect to compete against other auction groups or new industry consolidators for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.

In pursuing a strategy of acquiring other auctions, we face other risks including, but not limited to:

•	incurring significantly higher capital expenditures and operating expenses;

•	entering new markets with which we are unfamiliar;

•	incurring potential undiscovered liabilities at acquired auctions;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees and customers as a result of management changes; and

•	increasing expenses for accounting and computer systems, as well as integration difficulties.

Environmental, health and safety risks could adversely affect our operating results and financial condition.

Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the emission or discharge of pollutants into the air or water, the generation, treatment, storage and release of hazardous materials and wastes and the investigation and remediation of contamination. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to significant liability or require costly investigative, remedial or corrective actions.

In the used vehicle redistribution industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. In certain instances, contamination has migrated to nearby properties, resulting in claims from private parties. We have incurred and may in the future incur expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.

Federal and state environmental authorities are currently investigating IAAI’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAAI’s potential liability at this site cannot be estimated at this time. See “Part II—Item 1. Legal Proceedings” for further discussion of this matter.

We are subject to extensive governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions.

Our operations are subject to regulation, supervision and licensing under various U.S. and Canadian federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. The regulations and laws that impact our company include, without limitation, the following:

•	The acquisition and sale of used, leased, totaled and recovered theft vehicles are regulated by state or other local motor vehicle departments in each of the locations in which we operate.

•	Some of the transport vehicles used at our auctions are regulated by the U.S. Department of Transportation or similar regulatory agencies in Canada and Mexico.

•	In many states and provinces, regulations require that a salvage vehicle be forever “branded” with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status.

•	Some state, provincial and local regulations limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts or scrap only.

•

AFC is subject to laws in certain states and in Canada which regulate commercial lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed.

•	We are subject to various local zoning requirements with regard to the location of our auction and storage facilities, which requirements vary from location to location.

Changes in law or governmental regulations or interpretations of existing law or regulations could result in increased costs, reduced vehicle prices and decreased profitability for us. In addition, failure to comply with present or future laws and regulations or changes in existing laws or regulations or in their interpretation could have a material adverse effect on our operating results and financial condition.

We are also subject from time to time to a variety of legal actions relating to our current and past business operations, including litigation relating to intellectual property, the environment and insurance claims. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under various laws. In addition we could incur substantial costs in defending ourselves or in asserting our rights in such actions. The costs and other effects of pending litigation and administrative actions against us cannot be determined with certainty. Although we currently believe that no such proceedings will have a material adverse effect, there can be no assurance that the outcome of such proceedings will be as expected.

We assume the settlement risk for all vehicles sold through our auctions.

We do not have recourse against sellers for any buyer’s failure to satisfy its payment obligations. Since our revenues for each vehicle do not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles, the resulting payment obligations to the seller and decreased fee revenues may have a material adverse effect on our results of operations and financial condition.

Changes in laws affecting the importation of salvage vehicles may have an adverse effect on our business and financial condition.

Our Internet-based auction services have allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of salvage vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. For example, in March 2008, a decree issued by the president of Mexico became effective that placed restrictions on the types of vehicles that can be imported into Mexico from the United States. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. A significant percentage of our total assets represent goodwill primarily associated with the 2007 Transactions. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

We still have approximately $1.5 billion of goodwill on our consolidated balance sheet that could be subject to impairment. In addition, if we acquire new businesses in the future, we may recognize additional goodwill, which could be significant. We could also be required to recognize additional impairments in the future and such an impairment charge could have a material adverse effect on the financial position and results of operations in the period of recognition.

We are partially self-insured for certain losses.

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers’ compensation claims. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual trends, including the severity of claims and medical cost inflation above expectations were to occur, our employee medical costs would increase, which could have an adverse impact on the operating results in that period.

If we fail to attract and retain key personnel, we may not be able to execute our business strategy and our financial results could be negatively affected.

Our success depends in large part on the performance of our executive management team and other key employees, including key field personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete with us, we may not be able to effectively implement our business strategies, our business could suffer and the value of our common stock could be materially adversely affected. Our auction business is directly impacted by the business relationships our employees have established with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We do not currently expect to obtain key person insurance on any of our executive officers. Only one of our named executive officers, Thomas O’Brien, has an employment agreement with us.

We are dependent on the continued and uninterrupted service from our workforce.

Currently, none of our employees participate in collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. The U.S. Congress could pass labor legislation, such as the proposed Employee Free Choice Act (the “EFCA,” also called “card-check legislation”), that could adversely affect our operations. The EFCA would make it significantly easier for union organizing drives to be successful—for example, by eliminating employees’ absolute right to a secret ballot vote in union elections—and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement. Such an arbitrated initial contract could include pay, benefit and work rules that could adversely affect our profitability and operational flexibility.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the financial statements.

The Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures and could cause us to incur additional costs. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require the change of policies or procedures.

Proposed future U.S. federal income tax legislation could impact our effective tax rate.

In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to: (1) limitations on the deferral of U.S. taxation of foreign earnings; (2) limitations on the ability to claim and utilize foreign tax credits; and (3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, although if any of these proposals are enacted into law they could impact the Company’s effective tax rate.

ADESA may be subject to risks in connection with its former relationship with and separation from ALLETE.

ADESA and its former parent ALLETE, Inc. (“ALLETE”) entered into a tax sharing agreement in 2004, which governs ALLETE’s and ADESA’s respective rights, responsibilities and obligations after the spin-off with respect to taxes for the periods ending on or before the spin-off. Under the tax sharing agreement, if the spin-off becomes taxable to ALLETE, ADESA may be required to indemnify ALLETE for any taxes which arise as a result of ADESA’s actions or inaction. In addition, ADESA has agreed to indemnify ALLETE for 50% of any taxes related to the spin-off that do not arise as a result of actions or inaction of either ADESA or ALLETE.

We may be subject to patent or other intellectual property infringement claims, which could have an impact on our business or operating results due to a disruption in our business operations, the incurrence of significant costs and other factors.

From time to time, we may receive notices from others claiming that we infringed or otherwise violated their patent or intellectual property rights, and the number of these claims could increase in the future. Claims of intellectual property infringement or other intellectual property violations could require us to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change business practices and limit our ability to compete effectively. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our businesses. If we are required to take any of these actions, it could have an adverse impact on our business and operating results.

Item 6.	Exhibits

(a) Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date: November 9, 2009	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
3.1a	Certificate of Incorporation of KAR Auction Services, Inc.	S-4	333-148847	3.1	1/25/08

3.1b	Certificate of Amendment to the Certificate of Incorporation of KAR Auction Services, Inc.	8-K	333-148847	3.1	11/4/09

3.2	By-Laws of KAR Auction Services, Inc.	S-4	333-148847	3.2	1/25/08

4.1	Indenture, dated April 20, 2007 (the “Floating Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties hereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/08

4.2	Indenture, dated April 20, 2007 (the “Fixed Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties hereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/08

4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties hereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/08

10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	7/2/09

10.2a^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as co-documentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent	S-1/A	333-158666	10.2	7/2/09

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.2b	First Amendment, dated as of June 10, 2009, to Credit Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, KAR Holdings II, LLC, as guarantor, the several lenders from time to time parties thereto, and the other parties named therein	8-K	333-148847	10.1	7/10/09

10.2c	Second Amendment, dated October 23, 2009, to Credit Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, KAR Holdings II, LLC, as guarantor, the several lenders from time to time parties thereto, and the other parties named therein	8-K	333-148847	10.1	10/28/09

10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/08

10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/08

10.5	Shareholders Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR LLC and the IAAI continuing investors	S-4	333-148847	10.5	1/25/08

10.8	Financial Advisory Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and Kelso & Company, L.P.	S-4	333-148847	10.8	1/25/08

10.9†	Conversion Option Plan of KAR Auction Services, Inc.	S-1/A	333-158666	10.9	7/2/09

10.10†	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/08

10.11†	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/08

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.12†	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/08

10.13†	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	7/2/09

10.14†	Stock Incentive Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.14	7/2/09

10.15†	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/08

10.16†	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/08

10.17†	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/08

10.18	Financial Advisory Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and Goldman, Sachs & Co.	S-4	333-148847	10.18	1/25/08

10.19	Financial Advisory Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and ValueAct Capital Master Fund, L.P.	S-4	333-148847	10.19	1/25/08

10.20	Financial Advisory Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and PCap, L.P.	S-4	333-148847	10.20	1/25/08

10.21†	2007 Incentive Plan Executive Management of Insurance Auto Auctions, Inc.	S-4	333-148847	10.21	1/25/08

10.22†	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/08

10.23^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/09

10.24	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	7/2/09

10.25	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/08

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.26	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007.	S-4	333-148847	10.26	1/25/08

10.27†	2007 Annual Incentive Program for KAR Auction Services, Inc.	S-4	333-148847	10.27	1/25/08

10.28	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/08

10.29†	KAR Auction Services, Inc. Annual Incentive Program	10-K	333-148847	10.29	3/11/09

10.30†	Amendment to Thomas C. O’Brien Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.30	3/11/09

10.31†	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.31	3/11/09

10.32†	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/08

10.33	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.33	1/25/08

10.34	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.34	1/25/08

10.35^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.35	1/25/08

10.36^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	7/2/09

10.37†	2008 Annual Incentive Program for KAR Auction Services, Inc.	S-1/A	333-158666	10.37	7/2/09

10.38†	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	S-1/A	333-158666	10.38	7/2/09

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.39†	Severance, Release and Waiver Agreement, dated September 12, 2008, between Curtis Phillips and Automotive Finance Corporation.	S-1/A	333-158666	10.39	7/2/09

10.40	First Amendment to Credit Agreement, dated as of June 10, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, and the lenders and other parties signatory thereto	8-K	333-148847	10.40	6/11/09

10.41	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	10-K	333-148847	10.41	3/11/09

10.42	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	10-K	333-148847	10.42	3/11/09

10.43	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	10-K	333-148847	10.43	3/11/09

10.44	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	10-K	333-148847	10.44	3/11/09

10.45	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	10-K	333-148847	10.45	3/11/09

10.46	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	10-K	333-148847	10.46	3/11/09

10.47	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	10-K	333-148847	10.47	3/11/09

10.48	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	10-K	333-148847	10.48	3/11/09

10.49	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	10-K	333-148847	10.49	3/11/09

10.50	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	10-K	333-148847	10.50	3/11/09

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.51	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	10-K	333-148847	10.51	3/11/09

10.52	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	10-K	333-148847	10.52	3/11/09

10.53	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	10-K	333-148847	10.53	3/11/09

10.54	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	10-K	333-148847	10.54	3/11/09

10.55	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Mira Loma, California)	10-K	333-148847	10.55	3/11/09

10.56	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	10-K	333-148847	10.56	3/11/09

10.57	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-K	333-148847	10.57	3/11/09

10.58	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-K	333-148847	10.58	3/11/09

10.59^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/09

10.60	Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/08

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^

Portions of this exhibit have been redacted and are subject to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

†	Denotes management contract or compensation plan, contract or arrangement.