Form 10-K
period 2009-12-31
KAR Auction Services, Inc.
filed 2010-02-25
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34568

KAR Auction Services, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8744739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13085 Hamilton Crossing Boulevard

Carmel, Indiana 46032

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (800) 923-3725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).     Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, there was no public trading market for the registrant’s common stock and no shares of the registrant’s common stock were held by non-affiliates of the registrant.

As of February 25, 2010, 134,509,710 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DEFINED TERMS

Unless otherwise indicated, the following terms used in this Annual Report on Form 10-K have the following meanings:

•	“we,” “us,” “our” and “the Company” refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries;

•	“2007 Transactions” refers to the transactions described in “Combination of ADESA and IAAI”;

•	“ADESA” refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“AFC” refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA and its subsidiaries;

•	“ALLETE” refers to ALLETE, Inc. the former parent company of ADESA;

•	“AutoVIN” refers to AutoVIN, Inc., our wholly owned subsidiary;

•

“Credit Agreement” refers to the Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended;

•

“Equity Sponsors” refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which own through their respective affiliates a majority of the equity of KAR Auction Services;

•	“fixed senior notes” refers to KAR Auction Services’ 8 3/4% Senior Notes due May 1, 2014 ($450.0 million aggregate principal amount outstanding at December 31, 2009);

•	“floating senior notes” refers to KAR Auction Services’ Floating Rate Senior Notes due May 1, 2014 ($150.0 million aggregate principal amount outstanding at December 31, 2009);

•	“IAAI” refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“KAR Auction Services” refers to KAR Auction Services, Inc., and not to its subsidiaries;

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company;

•	“LAI” refers, collectively, to LiveBlock Auctions International, Inc., a wholly owned subsidiary of ADESA and its subsidiaries;

•	“notes” refers, collectively, to our senior notes and senior subordinated notes;

•	“senior notes” refers, collectively, to the fixed senior notes and floating senior notes; and

•	“senior subordinated notes” refers to KAR Auction Services’ 10% Senior Subordinated Notes due May 1, 2015 ($425.0 million aggregate principal amount outstanding at December 31, 2009).

COMBINATION OF ADESA AND IAAI

KAR Auction Services is a holding company that was organized for the purpose of consummating a merger with ADESA and related transactions that resulted in ADESA and IAAI becoming, directly or indirectly, wholly owned subsidiaries of the Company. The Company had no operations prior to the transactions on April 20, 2007.

On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007. Concurrently with the merger, IAAI, a leading provider of automotive salvage auction and claims processing services in the United States, was contributed by affiliates of Kelso & Company and Parthenon Capital and IAAI’s management to KAR Auction Services. Both ADESA and IAAI became wholly owned subsidiaries of KAR Auction Services, which was wholly-owned by KAR LLC prior to the initial public offering. KAR Auction Services is the accounting acquirer, and the assets and liabilities of both ADESA and IAAI were recorded at fair value as of April 20, 2007.

The following transactions occurred in connection with the merger:

•	Approximately 90.8 million shares of ADESA’s outstanding common stock converted into the right to receive $27.85 per share in cash.

•

Approximately 3.4 million outstanding options to purchase shares of ADESA’s common stock were cancelled in exchange for payments in cash of $27.85 per underlying share, less the applicable option exercise price, resulting in net proceeds to holders of $18.6 million.

•	Approximately 0.3 million outstanding restricted stock and restricted stock units of ADESA vested immediately and were paid out in cash of $27.85 per unit.

•

Affiliates of the Equity Sponsors and management contributed to KAR Auction Services approximately $1.1 billion in equity, consisting of approximately $790.0 million in cash and ADESA stock and approximately $272.4 million of equity interest in IAAI.

•	KAR Auction Services entered into new senior secured credit facilities, comprised of a $1,565.0 million term loan facility and a $300.0 million revolving credit facility.

•	KAR Auction Services issued the senior notes and the senior subordinated notes totaling $1,025.0 million.

•

The net proceeds from the Equity Sponsors and financings were used to: (a) fund the cash consideration payable to ADESA stockholders, ADESA option holders and ADESA restricted stock and restricted stock unit holders under the merger agreement; (b) repay the outstanding principal and accrued interest under ADESA’s existing credit facility and notes; (c) repay the outstanding principal and accrued interest under IAAI’s existing credit facility and notes; (d) pay related transaction fees and expenses; and (e) contribute IAAI’s equity at fair value.

The transactions described above are collectively referred to as the “2007 Transactions.”

PART I

Item 1.	Business

Overview

We are a leading provider of vehicle auction services in North America. We facilitate an efficient marketplace providing auction services for sellers of used, or “whole car,” vehicles and salvage vehicles through our 214 physical auction locations at December 31, 2009, and multiple proprietary Internet venues. In 2009, we facilitated the sale of over 3.3 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers as well as by providing value-added ancillary services, including inspections, storage, transportation, reconditioning, salvage recovery, titling, and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and we do not take title or ownership to substantially all vehicles sold at our auctions. We currently have over 150,000 registered buyers at our auctions.

ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. IAAI, our salvage auction services business, is one of the two largest providers of salvage auction services in North America. Vehicles at our salvage auctions are typically damaged or low value vehicles that are sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental car companies to licensed dismantlers, rebuilders, scrap dealers or qualified public buyers. An important component of ADESA’s and, to a lesser extent, IAAI’s services to its buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly owned subsidiary, AFC.

At December 31, 2009, we had a network of 62 whole car auction locations and 152 salvage auction locations. Our auction locations are primarily stand-alone facilities dedicated to either whole car or salvage auctions. Eleven of our locations are combination sites, which offer both whole car and salvage auction services. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.

Our Corporate History

KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in April 2007 upon the consummation of the 2007 Transactions. On November 3, 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle redistribution industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE purchased a majority of its outstanding equity interests. In June 2004, ALLETE sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders in September 2004. ADESA was acquired by the Company in April 2007. IAAI entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAAI was acquired by affiliates of Kelso & Company and Parthenon Capital in 2005. Affiliates of Kelso & Company and Parthenon Capital and certain members of IAAI management contributed IAAI to KAR Auction Services in connection with the 2007 Transactions. On December 16, 2009, we sold 25,000,000 shares of common stock in an initial public offering. In addition, on December 23, 2009, the underwriters’ of the initial public offering exercised a portion of their option to purchase additional shares, resulting in an additional 2,656,050 shares of common stock being sold.

Our Industry

Auctions are the hub of the redistribution system for used and salvage vehicles, bringing professional sellers and buyers together and creating a marketplace for the sale of these vehicles. Whole car auction vehicles include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other program fleet vehicles that have reached a predetermined age or mileage. The salvage vehicle auction industry provides a venue for sellers, primarily automobile insurance companies, to dispose or liquidate damaged or low value vehicles to dismantlers, rebuilders, scrap dealers or qualified public buyers. The following are key industry highlights:

Stable Whole Car Industry Volumes

During the period from 1999 to 2009, approximately 9 to 10 million used vehicles per year were sold in North America through whole car auctions. The stable number of vehicles sold at auction in North America is primarily dependent upon the total population of cars on the road as opposed to the more volatile annual new vehicle sales. Positive trends which should influence future demand for used vehicles include increases in the number of households with more than one vehicle, improvements by manufacturers that have extended vehicle lifespan and the affordability of used vehicles relative to new vehicles.

Growing Salvage Auction Industry Volumes

During the period of 2004 through 2009, we believe that the North American salvage vehicle auction industry volumes increased at an estimated annual growth rate of 2%. Vehicles deemed a “total loss” by the insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. This trend, along with increases in miles driven and vehicles per household, has contributed to the growth in salvage vehicle volumes.

Consolidated Whole Car and Salvage Auction Markets

The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, and ADESA represent approximately 50% and over 21% of the market, respectively, and no other competitor represents more than 3%. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, Copart and IAAI, representing an estimated 37% and 35% of the market, respectively, and no other competitor representing more than 10%.

High Barriers to Entry

High barriers to entry make it difficult for new entrants to capture significant market share. The required investment in technology and related infrastructure in addition to ongoing maintenance costs required to meet customers’ demands present challenges for new entrants. Large tracts of land and a significant investment in facilities and land improvements are required to build new auctions. In addition, the need to comply with regulatory requirements would pose a challenge for new entrants to build a scale operation. Larger participants are also able to better develop relationships with many of the major whole car and salvage sellers and buyers, which increases the sellers’ flexibility to redistribute vehicles to markets where demand best matches supply in order to maximize proceeds, while also reducing the cost of disposition.

Our Business Strategy

We continue to focus on growing our revenues and profitability through the execution of the following key operating strategies:

Grow Market Share and Unit Volume in Our Whole Car and Salvage Auction Businesses

We are continuing to implement new initiatives to grow our market share in our whole car and salvage businesses. Through the coordinated efforts of ADESA and IAAI, we have achieved significant market share and volume gains in each of these businesses by providing customers with a comprehensive offering of services that we believe increase customer value. In addition to continuing to grow our institutional volumes, our other specific major initiatives for continuing to increase our market share include:

•

Grow our dealer consignment business. The dealer consignment business is a highly market-specific business that requires local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of their local market. We have recently augmented our local auction teams with the addition of corporate-level resources focused on growing the number of dealer vehicles sold at our physical and online auctions. The corporate team will assist the local sales representatives in developing and implementing standard best practices for building and maintaining relationships with dealers to increase our market share. Our sales representatives will also utilize proprietary technology solutions to maintain and grow the dealer consignment business by strategically matching the supply of vehicles with prospective buyers at auction. We believe this combination of a standard centralized approach with decentralized resources close to large populations of dealers will enhance our relationships with the dealer community and increase dealer volumes at our auctions.

•

Grow our non-insurance salvage auction customer base. More than 12 million vehicles are de-registered annually, but only approximately 3.5 million are sold through salvage auctions, mostly by automobile insurance companies. In order to capture a greater portion of that unit volume, we are increasingly focused on growing our vehicle supplier base, with a particular focus on non-insurance company customers. ADESA’s strong customer relationships with rental car, captive finance and fleet companies provide an advantage in accessing these segments as these customers already use ADESA’s whole car auction services.

•

Selective acquisitions and greenfield expansion. Increased demand for single source solutions by our customers and other factors may increase our opportunities to acquire smaller, less geographically diverse competitors. Both ADESA and IAAI have a strong record of acquiring and integrating independent auction operations and improving profitability. We will continue to evaluate opportunities to open and acquire new sites in selected markets in order to effectively leverage our sales and marketing capabilities and expand our geographic presence for both ADESA and IAAI. Finally, we expect to expand our salvage operations by operating additional salvage auction sites at certain of ADESA’s existing whole car auction facilities.

Continue to Grow Revenue per Vehicle

From 2004 through 2009, we grew our whole car and salvage revenue per vehicle at compound annual growth rates of 5.1% and 3.1%, respectively. Increased utilization of ancillary services, selective fee increases and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. Wholecar revenue per vehicle generally consists of auction fees and fees from ancillary services. We plan to grow revenue by increasing customer utilization of these existing products and by enhancing our core auction services through such initiatives as increasing the number of vehicles offered both online and at physical auctions and by expanding other services such as LAI and AutoVIN.

Improve Customer Experience through Internet Initiatives

Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. IAAI is the only national salvage auction company that offers buyers both live and Internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling) and also offers vehicles for sale while in transit to auction locations (midstream selling). We are focused on enhancing our Internet solutions in all of the key channels (upstream, midstream and at auction) and we will continue to invest in our technology platforms to ensure that we can capitalize on new opportunities.

Increase Our International Presence

We believe we are well positioned to grow internationally and are continuing to identify opportunities to expand certain of our service offerings globally. We currently license our LAI online bidding software to auction customers internationally. We plan to further capitalize on the international appeal of our proprietary technologies, such as LAI’s bidding software and AutoVIN’s inspection technology, through licensing and other arrangements with third parties. In both our whole car and salvage vehicle businesses, we have experience managing international relationships with buyers in over 100 countries. We will continue to assess acquisition and greenfield expansion opportunities in selective markets. For example, we have successfully grown our ADESA Mexico City auction and opened an auction in Guadalajara.

Use Excess Cash Flow to Reduce Debt

We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low maintenance capital expenditures and limited working capital requirements. We generated $250.8 million and $224.9 million of cash flow from operations for the years ended December 31, 2009 and 2008. Management plans to utilize a significant portion of excess cash generated by the business for debt reduction for the foreseeable future.

Leverage AFC’s Products and Services at ADESA and IAAI

We intend to selectively grow AFC while using enhanced credit analysis and risk management techniques to mitigate risk. We will continue to focus on expanding dealer coverage and improving coordination with ADESA and IAAI to capitalize on cross-selling opportunities with AFC. By encouraging a collaborative marketing effort between AFC, ADESA and IAAI, we believe we can market an enterprise solution more effectively to dealers and tailor AFC’s financing products to individual dealer needs. We will maintain our focus on generating additional revenues by expanding our suite of floorplan financing and related products and services and leveraging our market position, broad infrastructure and diversified business relationships to capitalize on current market opportunities.

Continue to Improve Operating Efficiency

We continue to focus on reducing costs by optimizing efficiency at each of our auction locations and consolidating certain management functions. We successfully implemented IAAI’s standard processes and technology systems at 28 sites previously operated by ADESA and 14 salvage sites acquired since the 2007 Transactions, streamlining operations and improving operating efficiencies. As a result, IAAI has achieved gross margin expansion of greater than 2% over the last three fiscal years. Subsequent to the 2007 Transactions, ADESA implemented “Project PRIDE,” an initiative to identify best practices at its whole car auction sites, standardize auction operating processes and improve efficiency in the delivery of services. We recently introduced a management operating system to actively monitor and manage staffing levels in conjunction with Project PRIDE and have begun to realize significant labor efficiency gains. Through Project PRIDE, we expect to achieve gross profit margin expansion at ADESA similar to that realized at IAAI. Additionally, we continue to focus on consolidating selective administrative and overhead functions.

Our Business Segments

We operate as three reportable business segments: ADESA Auctions, IAAI and AFC. Our revenues for the year ended December 31, 2009 were distributed as follows: ADESA 63%, IAAI 32% and AFC 5%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAAI and AFC for the years ended December 31, 2009, December 31, 2008 and for the period April 20, 2007 through December 31, 2007 are presented in the tables in Note 17, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.

ADESA

Overview

We are the second largest provider of whole car auctions and related services in North America. We serve our customer base throughout North America, with auction facilities that are strategically located to draw professional sellers and buyers together and allow the buyers to physically inspect and compare vehicles, which we believe many customers in the industry demand. Our complementary online auction capabilities provide our sellers with a potentially larger group of buyers who have the convenience of viewing, comparing and bidding on vehicles remotely.

Vehicles available at our auctions include vehicles from institutional customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other program fleet vehicles that have reached a predetermined age or mileage and have been repurchased by the manufacturers, as well as vehicles from dealers turning their inventory. The number of vehicles offered for sale is the key driver of our costs incurred in the whole car auction process, and the number of vehicles sold is the key driver of the related fees generated by the redistribution process.

Our whole car auctions strive to maximize returns for the sellers of used vehicles by effectively and efficiently providing value-enhancing ancillary services and quickly transferring the vehicles and ownership to the buyer and net funds to the seller. Auctions are typically held at least weekly at most locations and provide real-time wholesale market prices for the used vehicle redistribution industry as large populations of dealers seek to fill their inventory for resale to their retail customers.

We generate revenue primarily from auction fees paid by vehicle buyers and sellers. We do not take title to or bear the risk of loss for substantially all vehicles sold at whole car auctions. Our buyer fees and dealer seller fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided, or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller.

Customers

Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies; and (ii) franchised and independent used vehicle dealers. For the year ended December 31, 2009, no single supplier accounted for more than 5% of ADESA’s revenues.

Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2009, no single buyer accounted for more than 1% of ADESA’s revenues.

Services

Our whole car auctions also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a “one-stop shop.” Many of these services may be provided or purchased independently from the auction process, including:

Services	Description
Auction Related Services	ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, post-sale inspections, security for consigned inventory, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers.

Transportation	We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers.

Reconditioning Services	Our ADESA auctions provide detailing, body work, paintless dent repair (PDR), light mechanical work, glass repair, tire and key replacement and upholstery repair.

Inspection Services Provided By AutoVIN	AutoVIN provides vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. The same technology is utilized at our whole car auction locations and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures will significantly increase the penetration of the Internet as a method of sourcing vehicles for buying dealers.

Title and Repossession Administration and Remarketing Services Provided By PAR	PAR provides end-to-end management of the remarketing process including titling, repossession administration, inventory management, auction selection, pricing and representation of the vehicles at auction for those customers seeking to outsource all or just a portion of their remarketing needs.

ADESA Analytical Services	ADESA Analytical Services provides value-added market analysis to our customers, the media and the investment community. These services include access to publications and custom analysis of wholesale market trends for ADESA’s customers, including peer group and market benchmarking studies, analysis of the benefits of reconditioning, site selection for optimized remarketing of vehicles, portfolio analysis of auction sales and computer-generated mapping and buyer analysis.

Sales and Marketing

Our sales and marketing approach at ADESA is to develop stronger relationships and more interactive dialogue with our customers. We have relationship managers for the various categories of institutional customers, including vehicle manufacturers, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective seller group in order to better coordinate our sales effort and service offerings.

Managers of individual auction locations are ultimately responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to maximizing value for our vehicle suppliers. We also provide market analysis to our customers through our ADESA Analytical Services department. We market this service to institutional customers as they favorably use analytical techniques in making their remarketing decisions.

We have local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of local markets. These local representatives are complemented by local telesales representatives and are managed by a corporate-level team focused on developing and implementing standard best practices. We believe this combination of a centralized structure with decentralized resources enhances relationships with the dealer community and may further increase dealer consignment business at our auctions.

Online Solutions

Our current ADESA online solutions include:

Proprietary ADESA Technology	Description
ADESA LiveBlock™	Our live auction Internet bidding solution, ADESA LiveBlock™, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. ADESA LiveBlock™ provides real-time streaming audio and video from the live auction and still images of vehicles and other data. Buyers inspect and evaluate the vehicle and listen to the live call of the auctioneer while viewing the physical auction that is underway.

ADESA DealerBlock®	Provides for either real-time or round-the-clock “bulletin-board” type online auctions of consigned inventory not scheduled for active bidding. This platform is also utilized for upstream and midstream selling, which facilitates the sale of vehicles prior to their arrival at a physical auction site.

ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.

ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.

ADESA Virtual Inventory	Subscription-based service to allow dealers to embed ADESA’s search technology into a dealer’s Web site to increase the number of vehicles advertised by the dealer.

ADESA Notify Me	E-mail notification service for dealers looking for particular vehicles being run at physical or online auctions.

Competition

In the whole car auction industry, we compete with Manheim, a subsidiary of Cox Enterprises, Inc., as well as several smaller chains of auctions and independent auctions, some of which are affiliated through their membership in industry associations. Due to our national presence, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.

Due to the increased viability of the Internet as a marketing and distribution channel, new competition has arisen from Internet-based companies and our own customers who have historically redistributed vehicles through various channels, including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third-party online platforms have largely replaced telephonic and other non-auction methods, becoming a significant portion of overall used vehicle redistribution. The extent of use of direct, online systems varies by customer. Typically, these online platforms redistribute vehicles that have come off lease. In addition, we and some of our competitors offer online auctions in connection with physical auctions, and other online companies now include used vehicles among the products offered at their auctions.

In Canada, we are the largest provider of whole car vehicle auction services. Our competitors include Manheim, independent vehicle auctions, brokers, online companies and vehicle recyclers and dismantlers.

IAAI

Overview

We are one of the top two leading providers of salvage vehicle auctions and related services in North America. We operate under the Insurance Auto Auctions brand name in the U.S and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the redistribution of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. Our auctions provide buyers with the salvage vehicles they need to fulfill their scrap needs, replacement part or vehicle rebuild requirements. We earn fees for our services from both suppliers and buyers of salvage vehicles.

We process salvage vehicles primarily under two consignment methods: fixed fee and percentage of sale. Under these methods, in return for agreed upon fees, we sell vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. In addition to auction fees, we generally charge fees to vehicle suppliers for various services, including towing, title processing and other administrative services. Under all methods of sale, we also charge the buyer of each vehicle fees based on a tiered structure that increase with the sale price of the vehicle and fixed fees for other services.

Auctions are typically held weekly at most locations. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. Our online Auction Center feature provides Internet buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an “Auto Locator” function that promotes the search for specific vehicles within the auction system and special “Flood” or other catastrophe auction notifications. Higher returns are generally driven by broader market exposure and increased competitive bidding.

We have developed online tools to assist customers in redistributing their vehicles and establishing salvage vehicle values, in addition to offering an alternative to physically attending an auction. Through our hybrid auction model vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe our hybrid auction capabilities maximize auction proceeds and returns to our customers. First, our physical auctions allow buyers to inspect and compare the vehicles, thus enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, our Internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and e-mail-based inventory alerts reduce the time required to acquire vehicles.

Services

We also offer a comprehensive suite of auction, logistics and claims services, which aim to maximize salvage returns, lower administrative costs, shorten the claims process and increase the predictability of returns to vehicle suppliers, while simultaneously expanding our ability to handle an increasing proportion of the total salvage and claims-processing function as a “one-stop shop” for insurers. Some of the services provided by IAAI include:

Services	Description
Hybrid Auction Model	Through our hybrid auction model vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe this exposes the vehicles to the maximum number of potential buyers.

Titling Services	After a totaled vehicle is received at one of our facilities, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by us. We provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. We utilize our title services to expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative expenses. We then process the title documents in order to comply with Department of Motor Vehicles (DMV) requirements for these vehicles. Wherever possible, we interface electronically with the DMV. In addition, we customarily offer the insurance companies’ staff training for each state’s DMV document processing procedures.

Vehicle Inspection Centers	We maintain vehicle inspection centers, or “VICs,” at many of our facilities. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Some of these VIC sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. VICs minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and also improve service time for the policyholder.

Transportation and Towing	Inbound and outbound logistics administration with actual services typically provided by third party carriers.

Settlement Package Express	IAAI utilizes a proprietary, in-house salvage title administration product, “Settlement Package Express.” By providing our customers with this product, we are able to streamline the title procurement process for their vehicles, thereby reducing processing cycle times while potentially eliminating salvage pool storage fees.

Customers

We obtain IAAI’s supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies. We enjoy long-term relationships with all of the major automobile insurance companies, many of whom have been customers for years. For the year ended December 31, 2009, no single supplier accounted for more than 5% of IAAI’s revenues.

Buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers. For the year ended December 31, 2009, no single buyer accounted for more than 3% of IAAI’s revenues.

Sales and Marketing

We solicit prospective vehicle providers at the national, regional and local levels through our IAAI sales force. Branch managers execute customer service requests and address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.

In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing of salvage vehicles, we offer a comprehensive suite of services which aim to maximize salvage returns and shorten the claims process. We seek to become integrated within our suppliers’ salvage processes, and we view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.

By analyzing historical industry and customer data, we provide suppliers with a detailed analysis of their current salvage returns and a proposal detailing methods to improve salvage returns, reduce administrative costs and provide proprietary turn-key claims processing services.

We also seek to expand our supplier relationships through recommendations from individual insurance company branch offices to other offices of the same insurance company. We believe that our existing relationships and the recommendations of branch offices play a significant role in our marketing of services within national insurance companies. As we have expanded our geographic coverage, we have been able to market our services to insurance company suppliers on a national basis or within an expanded geographic area.

Online Solutions

Our current IAAI online solutions include:

Proprietary IAAI Technology	Description
i-Bid LIVESM	Our live auction Internet bidding solution, i-Bid LIVESM, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. i-Bid LIVESM provides real-time streaming audio from the live auction and images of salvage vehicles and other data. Buyers inspect and evaluate the salvage vehicle and listen to the auction while it is underway.

CSA Today™

The process of salvage disposition through our system begins at the first report of loss or when a stolen vehicle has been subsequently recovered. An insurance company representative consigns the vehicle to us, either by phone, facsimile or electronically through our online proprietary data management system, CSA Today™.

CSA Today™ enables insurance company suppliers to enter vehicle data electronically and then track and manage the progress of salvage vehicles in terms of both time and salvage recovery dollars. With this tool, vehicle providers have 24-hour access to their total-loss data. The information provided through this system ranges from the details associated with a specific total-loss vehicle, to comprehensive management reports for an entire claims center or geographic region. Additional features of this system include inventory management tools and a powerful new “Average Salvage Calculator” that helps customers determine the approximate salvage value of a potential total-loss vehicle. This tool is helpful to adjusters when evaluating the “repair vs. total” decision. The management tools provided by CSA Today™ enable claims personnel to monitor and manage total-loss salvage more effectively. Insurance company suppliers can also use CSA Today™ to view original garage receipts, verify ignition key availability, view settlement documents and images of the vehicles and receive updates of other current meaningful data.

Proprietary IAAI Technology	Description
Automated Salvage Auction Processing (ASAP)

We have developed a proprietary web-based information system, Automated Salvage Auction Processing system, or ASAP, to streamline all aspects of our operations and centralize operational data collection. ASAP provides salvage vehicle suppliers with 24-hour online access to powerful tools to manage the salvage disposition process, including inventory management, salvage returns analysis and electronic data interchange of titling information.

Significantly, our other information systems, including our i-Bid LIVESM and CSA Today™ systems, are integrated with our ASAP product, facilitating seamless auction processes and information flow with internal operational systems. Our technology platform is a significant competitive advantage that allows us to efficiently manage our business, improve customer returns, shorten customers’ claims processing cycle and lower our customers’ administration costs.

Competition

In the salvage sector, we compete with Copart, Total Resource Auctions (Manheim), independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greanleaf and LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their salvage vehicles directly to end users.

In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC

Overview

We are a leading provider of floorplan financing to independent used vehicle dealers. Through AFC, we provide, directly or indirectly through an intermediary, short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2009, AFC arranged approximately 800,000 loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a bank conduit facility on a revolving basis. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.

Customers and Locations

Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2009, approximately 86% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. We service auctions through our branches which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions.

Of AFC’s 87 branches in North America at December 31, 2009, 55 are physically located at auction facilities, including 46 at the auction facilities of ADESA. Each of the remaining 32 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

As of December 31, 2009, AFC had over 6,600 active dealers (those accounts with financing for at least one vehicle outstanding), with an average line of credit of approximately $143,000 and no one dealer representing greater than 1.5% of our portfolio. An average of approximately 12 vehicles per active dealer was floorplanned with an approximate average value of $7,700 per vehicle at the end of 2009.

Sales and Marketing

AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer’s place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by AFC branch managers or AFC branch personnel. AFC’s corporate-level team also provides sales and marketing support to AFC field personnel by helping to identify target dealers and coordinating both promotional activity with auctions and other vehicle supply sources.

Credit

Our procedures and proprietary computer-based system enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our branch network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 60 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 60 days if the dealer makes payment towards principal and pays accrued interest and fees.

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

Collateral Management

Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC’s proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, insufficient funds received or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, routine audits, or lot checks, are performed on the dealers’ lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC’s collections department.

AFC operates two divisions which are organized into eleven regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.

Securitization

AFC sells the majority of its U.S. dollar denominated finance receivables without recourse to AFC Funding Corporation, a wholly owned bankruptcy remote special purpose entity established for the purpose of purchasing AFC’s finance receivables. AFC’s securitization conduit has been in place since 1996. AFC Funding Corporation had $450 million of committed liquidity at December 31, 2009. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367 million at December 31, 2009. Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. The securitization agreement expires on April 20, 2012.

We completed an agreement for the securitization of AFC’s Canadian receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million. In accordance with terms of the Company’s Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables were used to repay $28.3 million of the Company’s term loan. The agreement expires on April 20, 2012.

Competition

AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC’s competition includes Manheim Automotive Financial Services (MAFS), Dealer Services Corporation (DSC), other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks and credit unions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.

Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. Our long-term relationships with customers have been established over time and act as a competitive strength for us.

Seasonality

The volume of vehicles sold at our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.

Vehicle and Lending Regulation

Our operations are subject to regulation, supervision and licensing under various U.S. and Canadian federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. Some examples of the regulations and laws that impact our company are, without limitation, described below.

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

Environmental Regulation

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

Federal and state environmental authorities are currently investigating IAAI’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAAI’s potential liability at this site cannot be estimated at this time. See Item 3 “Legal Proceedings” for a further discussion of this matter.

Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including environmental matters are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period.

Employees

At December 31, 2009, we had a total of 12,648 employees, of which 9,819 were located in the U.S. and 2,829 were located in Canada and Mexico. Approximately 69% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.

In addition to the employee workforce, we also utilize temporary labor services to assist in handling the vehicles consigned to us and to provide certain other services. Nearly all of our auctioneers are independent contractors. Some of the services we provide are outsourced to third party providers that perform the services either on-site or off-site. The use of third party providers depends upon the resources available at each auction facility as well as peaks in the volume of vehicles offered at auction.

Available Information

Our Web address is www.karauctionservices.com. Our electronic filings with the Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the nominating and corporate governance committee and the compensation committee of our board of directors are available on our Web site and available in print to any shareholder who requests it. The information posted on our Web site is not incorporated into this Annual Report.

Any materials that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A.	Risk Factors

Investing in our Company involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, before deciding to invest in our Company. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. As manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry declines. In total, off-lease vehicles available at auction for the industry rose over 15% from 2006 to 2008 and remained constant for 2009, based on our estimates. During 2009 and 2008, total new vehicle sales declined year over year and a number of automobile lenders announced the modification of or discontinuance of their leasing programs, leading to a decline in new vehicle lease originations. This will reduce the number of off-lease vehicles at auction as the leases mature. The typical lease maturity is two to four years. We believe the declines in lease originations in 2009 and 2008 will negatively impact the number of off-lease vehicles sold at auction beginning in 2011. If the supply of off-lease vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected. Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders and therefore we may not be able to accurately predict the volume of vehicles coming to auction. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

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

We face significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles and for the floorplan financing of these vehicles. Current or potential competition comes from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) potential new vehicle remarketing venues and dealer financing services and (iv) existing alternative vehicle remarketing venues. In both the vehicle auction and dealer financing businesses, we and our competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may have greater financial and marketing resources than we do, and may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements, and devote greater resources to the development, promotion and sale of their services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us would not have a material adverse effect on our business and results of operations. If we are not able to compete successfully, our ability to grow and achieve or sustain profitability could be impaired. Our agreements with our largest institutional suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all.

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

As of December 31, 2009, our total debt was approximately $2.3 billion and we had $250.0 million of borrowing capacity under our senior secured credit facilities.

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

The indentures governing our senior notes and senior subordinated notes and the agreement governing our senior secured credit facilities contain, and future debt instruments may contain, various provisions that limit our ability and the ability of our subsidiaries, including ADESA and IAAI, to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	pay dividends or make other payments by our restricted subsidiaries;

•	enter into certain transactions with affiliates;

•	sell assets and capital stock of our subsidiaries; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

We may not successfully implement our business strategies or increase gross profit margins.

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through Internet initiatives, using excess cash flow to reduce debt, leveraging AFC’s products and services at ADESA and IAAI and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash flows from operations (we generated $250.8 million and $224.9 million of cash flow from operations for the years ended December 31, 2009 and 2008, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere may influence the unpredictability, severity and frequency of weather patterns. Changing weather patterns could further impact our operations as described above.

A portion of our net income is derived from our international operations, primarily Canada, which exposes us to foreign exchange risks that may impact our financial statements.

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the year ended December 31, 2009, approximately 16% of our revenues were attributable to our Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC securitizes a majority of its finance receivables on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the U.S. or Canada can impact AFC’s cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization conduit, which could negatively affect AFC’s business and our financial condition and operations.

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

Federal and state environmental authorities are currently investigating IAAI’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAAI’s potential liability at this site cannot be estimated at this time. See Item 3, “Legal Proceedings” for a further discussion of this matter.

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

In the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. AFC and its customer dealer base were negatively impacted in 2008 by the state of the overall economy and in particular the severe pressures which impacted the automotive and finance industries.

As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry at the time, AFC tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007.

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

Our success depends in large part on the performance of our executive management team and other key employees, including key field personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete with us, we may not be able to effectively implement our business strategies, our business could suffer and the value of our common stock could be materially adversely affected. Our auction business is directly impacted by the business relationships our employees have established with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We do not currently expect to obtain key person insurance on any of our executive officers. Three of our named executive officers, Thomas O’Brien, John Nordin and Don Gottwald, have employment agreements with us.

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

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. At December 31, 2009, $367 million of loans sold to a bank conduit facility are not included in our balance sheet. This new guidance will require inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. In addition, with the adoption of this new guidance on January 1, 2010, we expect a reduction of pretax income of approximately $3 million for our first quarter ending March 31, 2010.

U.S. international tax reform proposals could impact our effective tax rate.

On February 1, 2010, President Obama’s administration released its proposed fiscal year 2011 budget that includes many significant tax reform proposals. If enacted these proposals would generally be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, although if any of these proposals are enacted into law they could impact our effective tax rate.

ADESA may be subject to risks in connection with its former relationship with and separation from ALLETE.

ADESA and ALLETE entered into a tax sharing agreement in 2004, which governs ALLETE’s and ADESA’s respective rights, responsibilities and obligations after the spin-off with respect to taxes for the periods ending on or before the spin-off. Under the tax sharing agreement, if the spin-off becomes taxable to ALLETE, ADESA may be required to indemnify ALLETE for any taxes which arise as a result of ADESA’s actions or inaction. In addition, ADESA has agreed to indemnify ALLETE for 50% of any taxes related to the spin-off that do not arise as a result of actions or inaction of either ADESA or ALLETE.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

Before our initial public offering in December 2009, there was no public market for our common stock and an active public market for our common stock may not be sustained. The price of our common stock in any such market may be higher or lower than the price you pay. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;

•	investors’ general perception of us and our industry;

•	changes in general economic and market conditions in North America;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and be a distraction to management.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

At February 25, 2010, there are 134,509,710 shares of common stock outstanding. Of our issued and outstanding shares, all of the common stock sold in the December 2009 initial public offering is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Approximately 79% of our outstanding common stock is held by affiliates of the Equity Sponsors and other equity co-investors (indirectly through their investment in KAR LLC) and members of our management and employees.

We, our officers, directors and substantially all of our stockholders, including KAR LLC and the Equity Sponsors, have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock for 180 days after the date of the initial public offering except with the prior written consent of Goldman, Sachs & Co.

In addition, pursuant to a registration rights agreement entered into in connection with the 2007 Transactions, we have granted KAR LLC the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of all shares of our common stock held by KAR LLC. These shares represent approximately 79% of our outstanding common stock. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if KAR LLC exercises its registration rights, the market price of our stock could decline if KAR LLC sells the shares or is perceived by the market as intending to sell them. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Agreements in Connection with the 2007 Transactions—Registration Rights Agreement.”

We have also filed a registration statement registering under the Securities Act the shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Provisions in our amended and restated certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and by-laws contain provisions that may be considered to have an anti-takeover effect and may delay or prevent a tender offer or other corporate transaction that a stockholder might consider to be in its best interest, including those transactions that might result in a premium over the market price for our shares. These provisions include:

•	limiting the right of stockholders to call special meetings of stockholders to holders of at least 35% of our outstanding common stock;

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	permitting our board of directors to issue preferred stock without stockholder approval;

•	granting to the board of directors, and not the stockholders, the sole power to set the number of directors; and

•

authorizing vacancies on our board of directors to be filled only by a vote of the majority of the directors then in office and specifically denying our stockholders the right to fill vacancies in the board.

From and after the time that KAR LLC no longer has beneficial ownership of 35% or more of our outstanding common stock, these provisions will also include:

•

authorizing the removal of directors only for cause and only upon the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote for the election of directors; and

•	prohibiting stockholder action by written consent.

These provisions apply even if an offer may be considered beneficial by some stockholders.

The Equity Sponsors (through KAR LLC) have a significant influence over us, including control over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are indirectly controlled by affiliates of the Equity Sponsors. Affiliates of the Equity Sponsors and management indirectly own through their investment in KAR LLC approximately 79% of our common stock. As a result, affiliates of the Equity Sponsors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests. So long as the Equity Sponsors continue to indirectly hold a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors.

We have entered into a director designation agreement that provides for the rights of KAR LLC directly, and the Equity Sponsors indirectly, to nominate designees to our board of directors. See Item 13, “Certain Relationships and Related Transactions, and Director Independence —Director Designation Agreement.”

The Equity Sponsors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Equity Sponsors may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Equity Sponsors, or other funds controlled by or associated with the Equity Sponsors, continue to indirectly own a significant amount of our outstanding common stock, even if such amount is less than 50%, the Equity Sponsors will continue to be able to strongly influence or effectively control our decisions. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Under our amended and restated certificate of incorporation, the Equity Sponsors and, in some circumstances, any of our directors and officers who is also a director, officer, manager, member or employee of any of our Equity Sponsors, have no obligation to offer us corporate opportunities.

Our amended and restated certificate of incorporation provides that the Equity Sponsors and their respective subsidiaries and affiliates have the right to engage or invest in, and do not have a duty to abstain from engaging or investing in, the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If any Equity Sponsor or any of its officers, directors, managers, members, partners or employees acquires knowledge of a potential transaction that could be a corporate opportunity for us, such person has no duty to offer that opportunity to us, our stockholders or our affiliates, even if it is one that we might reasonably have pursued. Neither the Equity Sponsors nor their officers, directors, managers, members, partners or employees will generally be liable to us or our stockholders for breach of any duty by reason of engaging in such activities. In addition, any of our directors and officers who is also a director, officer, manager, member, partner or employee of any of our Equity Sponsors and is offered or acquires knowledge of a corporate opportunity, other than solely in such person’s capacity as our director or officer, will not have any liability to us if any of the Equity Sponsors pursues or acquires such corporate opportunity.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock. We anticipate that we will retain all of our future earnings, if any, for the repayment of our indebtedness and for general corporate purposes including the development and expansion of our business. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

KAR LLC controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•

the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We are utilizing these exemptions. As a result, we do not have a majority of independent directors, our nominating/corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Carmel, Indiana. Our corporate headquarters for ADESA and AFC also are located in Carmel, Indiana. Our corporate headquarters are leased properties, with office space being leased in each case through 2019. At December 31, 2009, properties utilized by the ADESA business segment include 62 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.

IAAI is headquartered in Westchester, Illinois, with office space being leased through 2016. At December 31, 2009, properties utilized by the IAAI business segment include 152 salvage vehicle auction facilities in the U.S. and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAAI properties are used primarily for auction and storage purposes consisting on average of approximately 27 acres of land.

Of AFC’s 87 branches in North America at December 31, 2009, 55 are physically located at auction facilities (including 46 at ADESA). Each of the remaining 32 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.

We believe our existing properties are adequate to meet current needs and that suitable additional space will be available as needed to accommodate any expansion of operations and additional offices on commercially acceptable terms.

Item 3.	Legal Proceedings

We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below.

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

KAR Auction Services’ common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KAR” and has been traded on the NYSE since December 11, 2009. As of February 24, 2010, there were 2 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

The following table sets forth the range of high and low sales prices per share of common stock for the period December 11 through December 31, 2009:

	2009
	High	Low
4th Quarter (December 11 – December 31)	$13.92	$11.09

Dividend Policy

We do not anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for the repayment of our indebtedness and for general corporate purposes, including the development and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restricting covenants contained in our credit facilities, capital requirements and other factors.

In addition, pursuant to certain covenants governing our senior credit facility and notes, we are subject to certain restrictions on our ability to pay dividends.

Use of Proceeds

Our registration statement on Form S-1 (File No. 333-161907) was declared effective on December 10, 2009, pursuant to which we registered the offering and sale of 25,000,000 shares of common stock at an initial public offering price of $12.00 per share. On December 16, 2009, we sold 25,000,000 shares of common stock for gross proceeds of $300 million, before underwriters’ discounts and offering expenses. On December 23, 2009, the underwriters’ exercised a portion of their overallotment option, and as a result an additional 2,656,050 shares of common stock were sold for gross proceeds of $31.9 million, before underwriters’ discounts.

Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, BofA Merrill Lynch and J.P. Morgan acted as the joint bookrunners for the offering. Barclays Capital and BMO Capital Markets acted as lead managers for the offering. Baird, Barrington Research, BB&T Capital Markets, RBC Capital Markets and Stephens Inc. acted as co-managers for the offering. In connection with the initial public offering and underwriters’ partial exercise of the overallotment option, we paid $19.1 million in underwriting discounts to the underwriters.

As a result of the initial public offering and the underwriters’ partial exercise of the overallotment option, we received net proceeds of $310.3 million, after deducting underwriter discounts of $19.1 million and additional offering-related expenses of $2.5 million. The estimated offering-related expenses include legal fees and expenses, printing expenses, accounting fees and expenses, listing and filing fees as well as other miscellaneous expenses. None of the expenses incurred and paid by us in the initial public offering were direct or indirect payments (i) to our directors, officers, general partners or their associates, (ii) to persons owning 10% or more of any class of our equity securities, or (iii) to our affiliates (except that a portion of the underwriters’ commission was paid to Goldman, Sachs & Co., a joint bookrunner of the offering and an affiliate of GS Capital Partners VI, L.P., one of our Equity Sponsors).

We used the $310.3 million of net proceeds from the initial public offering and overallotment option, together with $199.0 million of cash on hand, (i) to repay $250.0 million of our senior secured term loan (Term Loan B) in December 2009, (ii) to repay $225.6 million of our 10% senior subordinated notes in January 2010, (iii) to pay $18.0 million of net premiums payable related to the notes repurchase in January 2010, (iv) to pay $5.2 million of amendment fees and and expenses related to Term Loan B in December 2009, and (v) to pay $10.5 million of termination fees in December 2009 to our Equity Sponsors in connection with the termination of our financial advisory agreements with each of them.

Recent Sales of Unregistered Securities

On April 20, 2007, we issued 106,566,410 shares of our common stock (which reflects a June 14, 2007 stock split in the form of a stock dividend pursuant to which 0.00303915 shares of common stock were issued with respect to each share of common stock issued and outstanding) to KAR Holdings II, LLC in exchange for approximately $1.1 billion in equity, consisting of approximately $790.0 million in cash and ADESA, Inc. stock and approximately $272.4 million of equity interest in Insurance Auto Auctions, Inc. On June 15, 2007, we issued 296,750 shares of our common stock to certain management and outside members of KAR Holdings II, LLC in exchange for approximately $3.0 million. Such issuances did not involve a public offering and accordingly were exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act because we did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom we believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

Stock Price Performance Graph

The graph below shows the cumulative total stockholder return, assuming the investment of $100, for the period beginning on December 11, 2009, the first trading day of KAR Auction Services’ common stock, and ending on December 31, 2009, on each of KAR Auction Services’ common stock, the Standard & Poor’s 400 Midcap Index and the Standard and Poor’s Smallcap 600 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/11/2009	12/18/2009	12/24/2009	12/31/2009
KAR Auction Services, Inc.	$100	$110.64	$111.31	$114.63
S&P 400 Midcap Index	$100	$101.27	$104.78	$102.94
S&P Smallcap 600 Index	$100	$102.32	$106.36	$104.86

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and related notes thereto of KAR Auction Services, Inc., ADESA, Inc. and Insurance Auto Auctions, Inc., and other financial information included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data of KAR Auction Services

For the Years Ended December 31, 2009, 2008 and 2007

The following consolidated financial data for the years ended December 31, 2009, 2008 and 2007 is based on our audited financial statements. We were incorporated on November 9, 2006, but had no operations in 2006 or for the period of January 1 through April 19, 2007. On April 20, 2007, we consummated a merger agreement with ADESA, Inc. and as part of the related transactions, ADESA and IAAI became, directly or indirectly, our wholly owned subsidiaries.

	Year Ended December 31,
(Amounts in millions except per share amounts)	2009	2008	2007 (1)
Operations:
Operating revenues
ADESA	$1,088.5	$1,123.4	$677.7
IAAI	553.1	550.3	330.1
AFC	88.0	97.7	95.0

Total operating revenues	$1,729.6	$1,771.4	$1,102.8
Operating expenses (exclusive of depreciation and amortization and impairment charges)	1,361.9	1,436.7	869.8
Goodwill and other intangibles impairment	—	164.4	—
Operating profit (loss)	195.3	(12.5)	106.4
Interest expense	172.6	215.2	162.3
Income (loss) from continuing operations	23.2	(216.2)	(38.3)
Net income (loss)	23.2	(216.2)	(38.3)
Net earnings (loss) per share, basic and diluted	0.21	(2.02)	(0.36)
Weighted average shares outstanding
Basic	108.0	106.9	106.7
Diluted	108.1	106.9	106.7

	At December 31,
	2009	2008	2007
Financial Position:
Working capital (2)	$299.5	$304.3	$442.1
Total assets	4,251.3	4,157.6	4,530.8
Total debt	2,272.9	2,527.4	2,616.7
Total stockholders’ equity	1,141.5	750.7	1,013.6

	Year Ended December 31,
	2009	2008	2007 (1)
Other Financial Data:
Net cash provided by operating activities	$250.8	$224.9	$96.8
Capital expenditures	65.6	129.6	62.7
Depreciation and amortization	172.4	182.8	126.6

(1)	We had no operations prior to the merger transactions on April 20, 2007; as such, this data represents the period from April 20, 2007 through December 31, 2007.
(2)	Working capital is defined as current assets less current liabilities.

Selected Financial Data of Predecessor ADESA

For the Period January 1 through April 19, 2007 and the Years Ended December 31, 2006 and 2005

The selected financial data of ADESA for the period January 1 through April 19, 2007, has been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2006 and 2005 and as of April 19, 2007, December 31, 2006 and 2005 presented below has been derived from audited financial statements that are not included in this Annual Report on Form 10-K. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

(Dollars in millions except per share amounts)	January 1 – April 19, 2007	Year Ended December 31,
		2006	2005
Operations:
Operating revenues
Auction services group	$325.4	$959.9	$842.8
Dealer services group	45.9	144.0	126.0

Total operating revenues	$371.3	$1,103.9	$968.8
Operating expenses (exclusive of depreciation and amortization)	297.6	832.5	700.6
Operating profit	57.8	224.9	227.4
Interest expense	7.8	27.4	31.2
Loss on extinguishment of debt	—	—	2.9
Income from continuing operations	27.0	126.8	126.1
Net income	26.9	126.3	125.5
Basic earnings per share from continuing operations	$0.30	$1.41	$1.40
Diluted earnings per share from continuing operations	$0.29	$1.41	$1.40
Cash dividends declared per share	$—	$0.30	$0.30

	At April 19, 2007	At December 31,
		2006	2005
Financial Position:
Working capital (1)	$381.3	$325.2	$302.0
Total assets	2,219.5	1,975.3	1,945.5
Total debt	345.0	352.5	432.5
Total stockholders’ equity	1,238.7	1,203.5	1,089.9

	January 1 – April 19, 2007	For the year ended December 31,
		2006	2005
Other Financial Data:
Net cash provided by operating activities	$14.9	$190.9	$136.5
Capital expenditures	11.3	37.1	55.3
Depreciation and amortization	15.9	46.5	40.8

(1)	Working capital is defined as current assets less current liabilities.

Selected Financial Data of Predecessor IAAI

For the Period January 1 through April 19, 2007 and the Years Ended December 31, 2006 and 2005

The statement of operations data of IAAI for the period January 1 through April 19, 2007, has been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for 2006 and 2005 as well as the balance sheet data for April 19, 2007, December 31, 2006 and 2005 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

IAAI’s consolidated financial statements for the periods subsequent to the merger in 2005 of Axle Merger Sub, Inc. with and into IAAI, which resulted in affiliates of Kelso & Company controlling IAAI, or the 2005 Acquisition, reflect a new basis of accounting incorporating the fair value adjustments made in recording the 2005 Acquisition and the related transactions, while the periods prior to the 2005 Acquisition reflect IAAI’s historical cost basis. Accordingly, the accompanying selected financial data and other data as of dates and for periods ending on or prior to May 24, 2005 are labeled as “pre-predecessor,” and the accompanying selected financial data and other data as of and for periods beginning after the date of the 2005 Acquisition are labeled as “predecessor.”

IAAI’s fiscal year 2006 consisted of 53 weeks and ended on December 31, 2006. IAAI’s fiscal year 2005 consisted of 52 weeks and ended on December 25, 2005.

	Predecessor			Pre- Predecessor
(Dollars in thousands)	January 1 – April 19, 2007	December 31, 2006	May 25, 2005 – December 25, 2005	December 27, 2004 – May 24, 2005
Operations:
Revenues	$114,788	$331,950	$160,410	$120,445
Earnings from operations	10,985	22,581	7,909	2,584

Net earnings (loss)	$(370)	$(7,179)	$(5,434)	$(440)

	Predecessor
(Dollars in thousands)	April 19, 2007	2006	2005
Financial Position (at period end):
Working capital (1)	$53,798	$49,973	$52,002
Total assets	582,751	588,021	514,860
Total debt (2)	344,242	344,842	265,022
Current debt (2)	2,167	2,247	1,510
Long-term debt (2)	342,075	342,595	263,512
Total shareholders’ equity	139,927	137,576	144,024

(1)	Working capital is defined as current assets less current liabilities.
(2)	Includes capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “should,” “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes to accounting standards;

•	proposed tax legislation;

•	our tax indemnification of ALLETE; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2010.

Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Our future growth depends on a variety of factors, including our ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion, relocate and integrate acquisitions, control costs in our operations, introduce fee increases, expand our product and service offerings including information systems development and retain our executive officers and key employees. Certain initiatives that management considers important to our long-term success include substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, we cannot predict whether our growth strategy will be successful. In addition, we cannot predict what portion of overall sales will be conducted through online auctions or other redistribution methods in the future and what impact this may have on our auction business.

Overview

We provide whole car and salvage auction services in North America. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle redistribution industry: ADESA Auctions, IAAI and AFC.

•

The ADESA Auctions segment consisted primarily of a 62 whole car auction network in North America at December 31, 2009. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 152 sites in North America at December 31, 2009. The salvage auctions facilitate the redistribution of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2009, AFC conducted business through 87 branches in North America.

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

Industry Outlook and Trends

Whole Car

During the period from 1999 to 2009, despite fluctuations in economic conditions, new vehicle sales and “churn” (i.e., the rate of ownership transfer of vehicles in the used vehicle market), used vehicles sold in North America through whole car auctions per year have remained within the relatively narrow range of approximately 9 million to 10 million used vehicles per year. We believe that, despite challenging conditions in the overall economy and the automotive industry in 2008 and 2009 and the attendant fluctuations in new vehicle sales and “churn,” used vehicle auction volumes in North America in the foreseeable future will continue to be consistent with the range of approximately 9 million to 10 million used vehicles per year. We estimate that the vehicle population in the United States has increased from 209.5 million units in 1999 to in excess of 248 million units in 2009 and therefore the used vehicle market, and hence the used vehicle auction industry, have an even larger “inventory” of potential transactions to draw from. A larger vehicle population may offset any short-term decreases in new vehicle sales, which we believe has resulted in vehicle auction volumes remaining consistent during this time period.

Salvage

During the period from 2006 through 2009, the North American salvage vehicle auction industry volumes have increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses has steadily increased to over 14% in 2009. This trend, along with increases in miles driven and vehicles per household, has contributed to growth in salvage vehicle volumes.

Automotive Finance

In 2008 and 2009, the overall economy and in particular the automotive finance industries faced pressures which negatively affected the used vehicle dealer base. In excess of 6,300 independent dealers went out of business during 2008 and 2009, almost a 15% reduction in the independent dealer base. Used vehicle dealers experienced a significant decline in sales which resulted in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans which increased credit losses. In addition, the value of recovered collateral on defaulted loans was impacted to some degree by the volatility in the vehicle pricing market. To the extent these negative trends continue, they could have a material adverse impact on AFC’s results of operations.

Despite the negative factors and trends impacting the automotive finance industry, AFC’s financial results improved in the second half of 2009. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the delinquency of the managed portfolio which is over 98 percent current at December 31, 2009. In addition, AFC’s managed portfolio of finance receivables grew approximately 40 percent from March 31, 2009 to $613.0 million at December 31, 2009.

General

In 2008 and 2009, significant changes occurred in the economy which impacted our business. A lack of availability of consumer credit for retail used vehicle buyers, a decline in consumer spending, a reduction in the number of franchised and independent used vehicle dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum all negatively impacted us. These factors contributed to an over 3% decrease in revenues for each of ADESA and AFC for the year ended December 31, 2009 compared with the year ended December 31, 2008.

In addition, changes in the business environment for automotive manufacturers have resulted in a number of initiatives to reduce costs in the auto industry. Chrysler LLC, or Chrysler, and General Motors Corporation, or GM, have a longstanding relationship with ADESA and regularly use our auctions to remarket their vehicles. Chrysler and GM have publicly announced that they are in the process of significantly reducing the number of franchised dealerships. The reduced number of franchised dealerships may have an impact on our future financial performance.

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

Effect of 2007 Transactions

The 2007 Transactions resulted in a new basis of accounting due to the transactions being accounted for under the purchase accounting method as required by GAAP. This change resulted in many differences between reporting for KAR Auction Services after the 2007 Transactions, and ADESA and IAAI independently prior thereto. The ADESA and IAAI financial data for periods ending on or prior to April 19, 2007 are generally not comparable to the financial data for subsequent periods. Since the acquisition resulted in an entirely new capital structure, there are significant differences between ADESA and IAAI pre-acquisition and KAR Auction Services post-acquisition in the balance sheets and statements of operations. In addition, KAR Auction Services incurred $2,590 million of debt in connection with the merger. The $662.6 million of debt related to ADESA and IAAI’s credit facilities and notes was paid off in connection with the acquisition and contribution ($318.0 million for ADESA and $344.6 million for IAAI). As a result, interest expense and total debt are not comparable between the pre-acquisition and the post-acquisition companies. Certain purchase accounting adjustments have been made to increase or decrease the carrying amount of assets and liabilities as a result of estimates and certain reasonable assumptions, which, in certain instances, have resulted in changes to amortization and depreciation expense amounts.

Seasonality

The volume of vehicles sold at our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.

Sources of Revenues and Expenses

Our revenue is derived from auction fees and related services at our whole car and salvage auction facilities and dealer financing fees and net interest income at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the value of the vehicles sold.

AFC’s net revenue consists primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income is primarily comprised of the gain on sale of finance receivables sold, but also includes servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of payroll and related costs, sales and marketing, information technology services and professional fees.

Reportable Segments

Prior to April 19, 2007, ADESA, Inc.’s operations were grouped into three operating segments: used vehicle auctions, Impact salvage auctions and AFC. These three operating segments were aggregated into two reportable business segments: Auction Services Group (used vehicle auctions and Impact salvage auctions) and Dealer Services Group (AFC and related businesses). Prior to April 19, 2007, IAAI operated in a single business segment. Concurrently with the 2007 Transactions, we established three reportable business segments: ADESA Auctions, IAAI and AFC. ADESA’s Impact salvage auctions operating segment was combined with IAAI. For comparative purposes, ADESA Impact’s results of operations are included in the IAAI segment for all periods presented below. These reportable segments offer different services, have distinct suppliers and buyers of vehicles and are managed separately based on the fundamental differences in their operations.

Results of Operations

Overview of Results of KAR Auction Services for the Years Ended December 31, 2009 and 2008:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2009	2008
Revenues
ADESA	$1,088.5	$1,123.4
IAAI	553.1	550.3
AFC	88.0	97.7

Total revenues	1,729.6	1,771.4
Cost of services*	997.3	1,053.0

Gross profit*	732.3	718.4
Selling, general and administrative	364.6	383.7
Depreciation and amortization	172.4	182.8
Goodwill and other intangibles impairment	—	164.4

Operating profit (loss)	195.3	(12.5)
Interest expense	172.6	215.2
Other (income) expense, net	(11.6)	19.9

Income (loss) before income taxes	34.3	(247.6)
Income taxes	11.1	(31.4)

Net income (loss)	$23.2	$(216.2)

Net earnings (loss) per share – basic and diluted	$0.21	$(2.02)

*	Exclusive of depreciation and amortization

For the year ended December 31, 2009, we had revenue of $1,729.6 million compared with revenue of $1,771.4 million for the year ended December 31, 2008, a decrease of 2%. Included in the results for the year ended December 31, 2008, is a $164.4 million charge related to goodwill and tradename impairment at AFC. For further details see the “Goodwill and Other Intangibles Impairment” discussion under the AFC Results below. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $10.4 million, or 6%, to $172.4 million for the year ended December 31, 2009 compared with the year ended December 31, 2008. The decrease is representative of certain assets becoming fully depreciated as well as a decrease in 2009 capital spending compared to recent years.

Interest Expense

Interest expense decreased $42.6 million, or 20%, to $172.6 million for the year ended December 31, 2009, compared with interest expense of $215.2 million for the year ended December 31, 2008. The decrease in interest expense was the result of a decrease in interest rates in 2009, which reduced interest expense on our variable rate debt instruments, as well as payments on Term Loan B of $59.3 million during 2008 which decreased the outstanding principal balance of our debt. In addition, we prepaid $250.0 million of Term Loan B in December 2009 further decreasing the outstanding principal balance of our debt.

Other (Income) Expense

Other income was $11.6 million for the year ended December 31, 2009 compared with other expense of $19.9 million for the year ended December 31, 2008, representing an increase of $31.5 million. The change in other (income) expense is primarily representative of foreign currency transaction gains in 2009 versus foreign currency transaction losses in 2008, partially offset by a decrease in interest income resulting from a decrease in interest rates in 2009 compared with 2008.

Income Taxes

Our effective tax rate increased from 12.7% in 2008 to 32.4% in 2009. The increase in tax rate primarily resulted from the level of pretax earnings (loss) and the nondeductible $161.5 million goodwill impairment charge at AFC in 2008.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2009	2008
ADESA revenue	$1,088.5	$1,123.4
Cost of services*	615.4	654.9

Gross profit*	473.1	468.5
Selling, general and administrative	207.1	244.2
Depreciation and amortization	88.4	93.2

Operating profit	$177.6	$131.1

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $34.9 million, or 3%, to $1,088.5 million for the year ended December 31, 2009, compared with $1,123.4 million for the year ended December 31, 2008. The decrease in revenue was primarily a result of a 2% decrease in revenue per vehicle sold, from approximately $550 in 2008 to approximately $540 in 2009, and a less than 1% decrease in the total number of used vehicles sold at ADESA for the year ended December 31, 2009 compared with the year ended December 31, 2008.

The decrease in revenue per vehicle sold was attributable to a decrease in ancillary services such as shop services and other services, which resulted in decreased ADESA revenue of approximately $25.2 million. In addition, fluctuations in the Canadian exchange rate decreased revenue by approximately $16.8 million for the year ended December 31, 2009 compared with the year ended December 31, 2008. Partially offsetting the ancillary services and the impact of the Canadian exchange rate was incremental fee income related to higher used vehicle values and selective fee increases which aggregated $17.1 million.

The total number of used vehicles sold at ADESA decreased less than 1% for the year ended December 31, 2009 compared with the year ended December 31, 2008, and resulted in a decrease in ADESA revenue of approximately $10.0 million.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, increased to 66.9% for the year ended December 31, 2009 compared with 60.7% for the year ended December 31, 2008. The increase in conversion rates was representative of a reduced supply of vehicles at auction in 2009 as compared with 2008 combined with relatively consistent demand over that same period.

Gross Profit

For the year ended December 31, 2009, gross profit for ADESA increased $4.6 million, or 1%, to $473.1 million. Gross profit for ADESA was 43.5% of revenue for the year ended December 31, 2009 compared with 41.7% of revenue for the year ended December 31, 2008. The increase in gross profit as a percent of revenue for the year ended December 31, 2009 compared with the year ended December 31, 2008 is representative of a decrease in lower margin ancillary services as well as reduced labor associated with the higher conversion rates.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $37.1 million, or 15%, to $207.1 million for the year ended December 31, 2009 compared with the year ended December 31, 2008, primarily due to a $10.7 million decrease for the prior year loss on the sale of land related to the sale-leaseback and the separate transaction in Fairburn, Georgia, a $9.1 million decrease in marketing costs, a $7.1 million decrease in professional fees, a $6.9 million decrease in bad debt expense, a $2.2 million decrease related to fluctuations in the Canadian exchange rate and an increase in gains on the sale of property plant and equipment of $2.6 million. The decreases to selling, general and administrative expenses were partially offset by an increase in incentive compensation expense and an increase in costs at sites acquired in 2008.

IAAI Results

	Year Ended December 31,
(Dollars in millions)	2009	2008
IAAI revenue	$553.1	$550.3
Cost of services*	352.1	362.9

Gross profit*	201.0	187.4
Selling, general and administrative	65.5	70.1
Depreciation and amortization	58.3	61.6

Operating profit	$77.2	$55.7

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $2.8 million, or 1%, to $553.1 million for the year ended December 31, 2009, compared with $550.3 million for the year ended December 31, 2008. The increase in revenue was a result of a 3% increase in salvage vehicles sold during the year ended December 31, 2009, which was partially offset by a decrease in revenue per unit attributable to the decline in average selling price for vehicles sold at salvage auctions during the year ended December 31, 2009. The increase in salvage vehicles sold was attributable to the full-year impact of volumes provided by 2008 acquisitions and greenfields.

Gross Profit

For the year ended December 31, 2009, gross profit at IAAI increased to $201.0 million, or 36% of revenue, compared with $187.4 million, or 34% of revenue, for the year ended December 31, 2008. Costs of services decreased due to a decline in the value and the number of vehicles sold under the purchase agreement method of sales. In addition, there were cost reductions in outside labor, supplies, travel and auction costs. These reductions were partially offset by increases in occupancy costs related to the addition of facilities as a result of acquisitions and greenfields.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $4.6 million, or 7%, to $65.5 million for the year ended December 31, 2009, compared with $70.1 million for the year ended December 31, 2008. The decrease in selling, general and administrative expenses was attributable to a decrease in integration and travel costs, partially offset by increases in share-based compensation expense and legal fees.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$41.7	$32.4
Interest and fee income	48.1	64.8
Other revenue	0.3	1.8
Provision for credit losses	(2.1)	(1.3)

Total AFC revenue	88.0	97.7
Cost of services*	29.8	35.2

Gross profit*	58.2	62.5
Selling, general and administrative	11.6	14.6
Depreciation and amortization	24.7	25.3
Goodwill and other intangibles impairment	—	164.4

Operating profit (loss)	$21.9	$(141.8)

Loan transactions	799,421	1,147,116
Revenue per loan transaction	$110	$85

*	Exclusive of depreciation and amortization

Revenue

For the year ended December 31, 2009, AFC revenue decreased $9.7 million, or 10%, to $88.0 million, compared with $97.7 million for the year ended December 31, 2008. The decrease in revenue was the result of a 30% decrease in loan transactions to 799,421 for the year ended December 31, 2009 partially offset by a 29% increase in revenue per loan transaction for the year ended December 31, 2009.

The decrease in loan transactions, which includes both loans paid off and loans curtailed, compared to the year ended December 31, 2008, was primarily the result of a decrease in loans outstanding in early 2009. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the delinquency of the managed portfolio. In addition, these initiatives, along with a soft retail used vehicle market, resulted in a 14% decrease in the size of AFC’s managed portfolio of finance receivables from December 31, 2008 to $437.6 million at March 31, 2009. However, as a result of targeted growth initiatives implemented by AFC and improving credit conditions, the managed portfolio of finance receivables grew to $613.0 million at December 31, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $25, or 29%, primarily as a result of a decrease in credit losses for both loans held and sold, increased fee income and a decrease in cost of funds, partially offset by a reduction in the average portfolio duration.

Gross Profit

For the year ended December 31, 2009, gross profit for the AFC segment decreased $4.3 million, or 7%, to $58.2 million as a result of the decrease in loan transactions. The decrease in cost of services was primarily the result of decreased compensation and related employee benefit costs. Compensation and related employee benefit costs decreased as the number of AFC employees was reduced to correspond with the decrease in the size of the finance receivables portfolio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC decreased $3.0 million, or 21%, for the year ended December 31, 2009, compared with the year ended December 31, 2008. The decrease was primarily the result of decreased severance costs, decreased compensation and related employee benefit costs as well as decreased travel and other miscellaneous expenses, partially offset by an increase in stock-based compensation expense and incentive compensation.

Goodwill and Other Intangibles Impairment

In the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit. AFC and its customer dealer base were negatively impacted in 2008 by the state of the overall economy and in particular the severe pressures which impacted the automotive and finance industries. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry at the time, AFC tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on this trend, the forecasted performance was revised and the fair value of the reporting unit declined. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2009	2008
Selling, general and administrative	$80.4	$54.8
Depreciation and amortization	1.0	2.7

Operating loss	$(81.4)	$(57.5)

Selling, General and Administrative Expenses

For the year ended December 31, 2009, selling, general and administrative expenses at the holding company increased $25.6 million, or 47%, to $80.4 million, as a result of an increase in stock-based compensation expense and incentive compensation expense. For the year ended December 31, 2009, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $8.4 million. For the year ended December 31, 2008, stock-based compensation resulted in income of $5.8 million related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value. The increase in selling, general and administrative expenses also resulted from the $10.5 million of termination fees paid to our Equity Sponsors in connection with the termination of our ongoing financial advisory fees with each of them in December 2009.

Operating Results Summary for the Years Ended December 31, 2008 and 2007

KAR Auction Services, Inc. had no operations prior to the 2007 Transactions on April 20, 2007. However, ADESA and IAAI operated as independent companies with significant operations prior to the 2007 Transactions and came under the control of KAR Auction Services, Inc. simultaneously on April 20, 2007. KAR Auction Services, Inc. succeeded to substantially all of the business of both ADESA and IAAI on April 20, 2007. As such, both ADESA and IAAI are considered to be predecessor companies. The following sections discuss the historical KAR Auction Services, Inc. consolidated results of operations prepared in accordance with GAAP.

For a further understanding of our performance for the years ended December 31, 2008 and 2007 see “Supplemental Discussion of Operating Results Summary for the Years Ended December 31, 2008 and 2007” which presents pro forma results for the year ended December 31, 2007 as if the 2007 Transactions occurred on January 1, 2007.

Overview of Results of KAR Auction Services for the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
(Dollars in millions)	2008	2007
Revenues
ADESA	$1,123.4	$677.7
IAAI	550.3	330.1
AFC	97.7	95.0

Total revenues	1,771.4	1,102.8
Cost of services*	1,053.0	627.4

Gross profit*	718.4	475.4
Selling, general and administrative	383.7	242.4
Depreciation and amortization	182.8	126.6
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	(12.5)	106.4
Interest expense	215.2	162.3
Other (income) expense	19.9	(7.6)

Loss before income taxes	(247.6)	(48.3)
Income taxes	(31.4)	(10.0)

Net loss	$(216.2)	$(38.3)

*	Exclusive of depreciation and amortization

For the year ended December 31, 2008, we had revenue of $1,771.4 million compared with revenue of $1,102.8 million for the period ended December 31, 2007, an increase of 61%. The increase in revenue was representative of full-year 2008 revenue as compared with 2007 revenue for the period April 20, 2007 through December 31, 2007. Included in the results for the year ended December 31, 2008, is a $164.4 million charge related to goodwill and tradename impairment at AFC. For further details, see the “Goodwill and Other Intangibles Impairment” discussion under the AFC Results below. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Interest Expense

Interest expense increased $52.9 million, or 33%, to $215.2 million for the year ended December 31, 2008, compared with interest expense of $162.3 million for the period ended December 31, 2007. The increase in interest expense was the result of full-year 2008 interest expense as compared with 2007 interest expense for the period April 20, 2007 through December 31, 2007.

Other (Income) Expense

Other expense was $19.9 million for the year ended December 31, 2008, compared with other income of $7.6 million for the period ended December 31, 2007, representing a decrease of $27.5 million. The change in other (income) expense is representative of foreign currency transaction losses in 2008 as well as the full-year results for 2008 as compared with the April 20, 2007 to December 31, 2007 period.

Income Taxes

Our effective tax rate decreased from 20.7% in 2007 to 12.7% in 2008. The decrease in the tax rate primarily resulted from the level of pretax earnings (loss) and the nondeductible goodwill impairment charge in the amount of $161.5 million at AFC in 2008.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2008	2007
ADESA revenue	$1,123.4	$677.7
Cost of services*	654.9	386.1

Gross profit*	468.5	291.6
Selling, general and administrative	244.2	142.8
Depreciation and amortization	93.2	64.6

Operating profit	$131.1	$84.2

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA increased $445.7 million, or 66%, to $1,123.4 million for the year ended December 31, 2008, compared with $677.7 million for the period ended December 31, 2007. The increase in revenue was the result of full-year 2008 revenue compared with revenue for the period April 20, 2007 through December 31, 2007, as well as the impact of acquisitions. In addition, revenue per vehicle sold increased approximately 3% as a result of an increase in ancillary services.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, increased to 60.7% for the year ended December 31, 2008 compared with 57.6% for the period ended December 31, 2007.

Gross Profit

For the year ended December 31, 2008, gross profit in the ADESA segment increased $176.9 million, or 61%, to $468.5 million. Gross margin for ADESA was 41.7% of revenue for the year ended December 31, 2008 compared with 43.0% of revenue for the period ended December 31, 2007. The decrease in margins as a percentage of revenues resulted from increased fuel costs and related transportation expenses not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense and additional labor associated with handling incremental institutional vehicles. In addition, the auctions acquired in 2008 produced lower gross margins than a typical auction site as ADESA’s auction processes have not been fully implemented.

Selling, General and Administrative

Selling, general and administrative expenses for ADESA increased $101.4 million, or 71%, to $244.2 million for the year ended December 31, 2008 compared with the period ended December 31, 2007, primarily as a result of full-year 2008 expenses compared with the period April 20, 2007 through December 31, 2007. In addition, selling, general and administrative expenses increased due to increases in costs at acquired sites, consulting and travel costs related to process improvement initiatives, a loss on the sale of land related to the sale-leaseback and the separate transaction in Fairburn, Georgia and an increase in bad debt expense.

Depreciation and Amortization

The increase in depreciation and amortization for the year ended December 31, 2008 compared with the period ended December 31, 2007 was primarily a result of full-year 2008 expense compared with the period April 20, 2007 through December 31, 2007.

IAAI Results

	Year Ended December 31,
(Dollars in millions)	2008	2007
IAAI revenue	$550.3	$330.1
Cost of services*	362.9	219.0

Gross profit*	187.4	111.1
Selling, general and administrative	70.1	44.9
Depreciation and amortization	61.6	40.0

Operating profit	$55.7	$26.2

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $220.2 million, or 67%, to $550.3 million for the year ended December 31, 2008, compared with $330.1 million for the period ended December 31, 2007. The increase in revenue was the result of full-year 2008 revenue compared with revenue for the period April 20, 2007 through December 31, 2007, combined with the impact of acquisitions and greenfields and a slight increase in revenue per vehicle sold.

Gross Profit

For the year ended December 31, 2008, gross profit at IAAI increased to $187.4 million, or 34% of revenue, compared with $111.1 million, or 34% of revenue, for the period ended December 31, 2007. Cost of services increased 66% due to the full-year 2008 compared with the period April 20, 2007 through December 31, 2007. Cost of services also increased due to increases related to acquisitions and greenfields, as well as costs associated with the increased volumes. IAAI experienced an increase in tow costs primarily due to increased fuel costs and related tow charges and an increase in the number of vehicles towed. In addition, IAAI experienced increases in wages and auction expenses related to the increase in the number of vehicles sold. Occupancy costs, primarily rent, increased as a result of acquiring 17 new auction sites since the first quarter of 2007.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $25.2 million, or 56%, to $70.1 million for the year ended December 31, 2008, compared with $44.9 million for the period ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to a full-year 2008 compared with the period April 20, 2007 through December 31, 2007. Selling, general and administrative expenses as a percentage of revenue decreased slightly from 14% for the period ended December 31, 2007 compared to 13% for the full year 2008.

Depreciation and Amortization

The increase in depreciation and amortization for the year ended December 31, 2008 compared with the period ended December 31, 2007 was primarily a result of full-year 2008 expense compared with the period April 20, 2007 through December 31, 2007.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2008	2007
AFC revenue
Securitization income	$32.4	$49.4
Interest and fee income	64.8	45.5
Other revenue	1.8	1.2
Provision for credit losses	(1.3)	(1.1)

Total AFC revenue	97.7	95.0
Cost of services*	35.2	22.3

Gross profit*	62.5	72.7
Selling, general and administrative	14.6	10.7
Depreciation and amortization	25.3	17.8
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	$(141.8)	$44.2

Loan transactions	1,147,116	831,154
Revenue per loan transaction	$85	$114

*	Exclusive of depreciation and amortization

Revenue

For the year ended December 31, 2008, AFC revenue increased $2.7 million, or 3%, to $97.7 million, compared with $95.0 million for the period ended December 31, 2007. The increase in revenue was the result of full-year 2008 revenue compared with revenue for the period April 20, 2007 through December 31, 2007, offset by a 25% decrease in revenue per loan transaction for the year ended December 31, 2008, compared with the period ended December 31, 2007.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $29, or 25%, primarily as a result of an increase in credit losses for both loans held and sold and decreases in net interest rate spread.

Gross Profit

For the year ended December 31, 2008, gross profit for the AFC segment decreased $10.2 million, or 14%, to $62.5 million as a result of the increase in cost of services as a percent of revenue. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs relates to the development of Automotive Finance Consumer Division (“AFCD”), a new initiative of KAR Auction Services that offers finance and insurance solutions to independent used vehicle dealers and the headcount associated with the opening of several new loan production offices during the first eight months of 2008. As a result of the current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations. The realignment resulted in recognition of approximately $0.3 million of severance and rent expense for closed locations in the year ended December 31, 2008.

Selling, General and Administrative

Selling, general and administrative expenses at AFC increased $3.9 million, or 36%, for the year ended December 31, 2008, compared with the period ended December 31, 2007. The increase was representative of a full-year 2008 compared with the period April 20, 2007 through December 31, 2007, as well as increased severance costs associated with the realignment and downsizing initiated in September 2008.

Goodwill and Other Intangibles Impairment

In light of the overall economy and in particular the automotive and finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC for 2008 compared to 2007. Based on that trend, the forecasted performance was revised. As a result, in the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit.

Depreciation and Amortization

The increase in depreciation and amortization for the year ended December 31, 2008 compared with the period ended December 31, 2007 was primarily a result of full-year 2008 expense compared with the period April 20, 2007 through December 31, 2007.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2008	2007
Selling, general and administrative	$54.8	$44.0
Depreciation and amortization	2.7	4.2

Operating loss	$(57.5)	$(48.2)

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative expenses at the holding company increased $10.8 million, or 25%, to $54.8 million, primarily as a result of a full-year 2008 compared with the period April 20, 2007 through December 31, 2007. This increase was partially offset by a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value, as well as a decrease in professional fees.

Depreciation and Amortization

The decrease in depreciation and amortization for the year ended December 31, 2008 compared with the period ended December 31, 2007 was primarily a result of certain intangible assets becoming fully amortized in early 2008.

Supplemental Discussion of Operating Results Summary for the Years Ended December 31, 2008 and 2007

The following supplemental discussion includes pro forma information for the year ended December 31, 2007. The pro forma information should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. For a discussion of our GAAP results for the comparable periods, see “Operating Results Summary for the Years Ended December 31, 2008 and 2007”.

The 2007 Transactions were completed on April 20, 2007. Pro forma adjustments have been made to the historical statements of income for the year ended December 31, 2007 as if the 2007 Transactions had been completed on January 1, 2006. These adjustments help make the results of operations for the year ended December 31, 2007 comparable to the results of operations for the year ended December 31, 2008.

The following unaudited pro forma results of operations for the year ended December 31, 2007 are based on the predecessor financial statements of ADESA and IAAI as adjusted to combine the financial statements of ADESA Impact and IAAI and to illustrate the estimated pro forma effects of the 2007 Transactions as if they had occurred on January 1, 2007. KAR Auction Services commenced operations on April 20, 2007.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated results are presented for informational purposes only. The unaudited pro forma results do not purport to represent what our results of operations would have been had the 2007 Transactions actually occurred on the dates indicated and they do not purport to project our results of operations for any future period.

The unaudited pro forma results of operations for the year ended December 31, 2007 should be read in conjunction with the information contained in “Combination of ADESA and IAAI” and the financial statements and related notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The pro forma adjustments inherent in the segments results presented below include: pro forma interest expense resulting from the new capital structure; pro forma depreciation and amortization expense resulting from the new basis of property and equipment and intangible assets; and adjustments to selling and administrative expenses for the annual sponsor advisory fees. In addition, certain human resources and information technology costs that ADESA had historically allocated to its segments and certain professional fees historically recorded at the segments were reclassified to the holding company for all periods presented. Transaction expenses, representing legal and professional fees as well as accelerated incentive compensation costs, were also removed from 2007 operating results.

Unaudited Pro Forma Consolidated Statement of Operations

For the Year Ended December 31, 2007

(Dollars in millions)	KAR Auction Services January 1, 2007 to December 31, 2007 (f)	ADESA January 1, 2007 to April 19, 2007	IAAI January 1, 2007 to April 19, 2007	2007 Transactions Pro Forma Adjustments		Consolidated Pro Forma January 1, 2007 to December 31, 2007
Statement of Operations Data:
Net revenues	$1,102.8	$371.3	$114.8	$—		$1,588.9
Cost of goods sold	627.4	187.3	76.5	—		891.2

Gross profit	475.4	184.0	38.3	—		697.7
Selling, general & administrative expenses	242.4	85.5	19.5	0.8	(a)	348.2
Depreciation & amortization	126.6	15.9	7.9	25.7	(b)	176.1
Transaction expenses	—	24.8	—	(24.8	)(c)	—

Operating income	106.4	57.8	10.9	(1.7)		173.4
Interest expense	162.3	7.8	10.0	46.2	(d)	226.3
Other expense (income)	(7.6)	(1.9)	(0.2)	—		(9.7)

(Loss) income before income taxes	(48.3)	51.9	1.1	(47.9)		(43.2)
Income taxes	(10.0)	24.9	1.5	(33.8	)(e)	(17.4)

Net (loss) income from cont. operations	$(38.3)	27.0	$(0.4)	$(14.1)		$(25.8)

(a)	Reflects the net adjustment to selling, general and administrative expense for January 1 through April 19 for the annual sponsor financial advisory fees.
(b)	Represents pro forma depreciation and amortization for January 1 through April 19 resulting from our revalued assets.

(c)	Represents legal and professional fees as well as accelerated incentive compensation costs associated with the 2007 Transactions.
(d)	Represents pro forma interest expense for January 1 through April 19 resulting from our new capital structure.
(e)	Represents the estimated tax effect of the pro forma adjustments, calculated at a rate consistent with the post-merger rate.
(f)	We were incorporated on November 9, 2006, but had no operations until the consummation of the 2007 Transactions on April 20, 2007.

Overview of Results of KAR Auction Services for the Year Ended December 31, 2008 and Pro Forma Results for the Year Ended December 31, 2007

	Year Ended December 31,
(Dollars in millions)	2008	2007 (Pro Forma)
Revenues
ADESA	$1,123.4	$965.5
IAAI	550.3	482.5
AFC	97.7	140.9

Total revenues	1,771.4	1,588.9
Cost of services *	1,053.0	891.2

Gross profit *	718.4	697.7
Selling, general and administrative	383.7	348.2
Depreciation and amortization	182.8	176.1
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	(12.5)	173.4
Interest expense	215.2	226.3
Other (income) expense	19.9	(9.7)

Loss from continuing operations before income taxes	(247.6)	(43.2)
Income taxes	(31.4)	(17.4)

Loss from continuing operations	$(216.2)	$(25.8)

*	Exclusive of depreciation and amortization

For the year ended December 31, 2008, we had revenue of $1,771.4 million compared with pro forma revenue of $1,588.9 million for the year ended December 31, 2007, an increase of 11%. Included in the results for the year ended December 31, 2008, is a $164.4 million charge related to goodwill and tradename impairment at AFC. For further details see the “Goodwill and Other Intangibles Impairment” discussion under the AFC Results below. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Interest Expense

Interest expense decreased $11.1 million, or 5%, to $215.2 million for the year ended December 31, 2008, compared with pro forma interest expense of $226.3 million for the year ended December 31, 2007. The decrease in interest expense was the result of repayments on long-term debt of $59.3 million which decreased the outstanding principal balance of our debt. In addition, a decrease in interest rates in 2008 reduced interest expense for our variable rate debt instruments.

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

Income Taxes

Our pro forma effective tax rate decreased from 40.3% in 2007 to 12.7% in 2008. The decrease in tax rate primarily resulted from the level of pretax earnings (loss) and the nondeductible $161.5 million goodwill impairment charge at AFC in 2008.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2008	2007 (Pro Forma)
ADESA revenue	$1,123.4	$965.5
Cost of services *	654.9	541.5

Gross profit *	468.5	424.0
Selling, general and administrative	244.2	200.7
Depreciation and amortization	93.2	89.5

Operating profit	$131.1	$133.8

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA increased $157.9 million, or 16%, to $1,123.4 million for the year ended December 31, 2008, compared with $965.5 million for the year ended December 31, 2007. The increase in revenue was primarily a result of a 6% increase in revenue per vehicle sold for the year ended December 31, 2008 compared with the year ended December 31, 2007, and a 10% increase in the number of vehicles sold.

The 6% increase in revenue per vehicle sold resulted in increased auctions revenue of approximately $75.5 million. The increase in revenue per vehicle sold was primarily attributable to an increase in ancillary services such as transportation and other services. These factors resulted in increased ADESA revenue of approximately $61.7 million. The higher transportation and other ancillary services revenues also resulted in corresponding increases in cost of services. Incremental fee income related to selective fee increases resulted in increased ADESA revenue of approximately $11.5 million. Fluctuations in the Canadian exchange rate increased revenue by approximately $2.3 million for the year ended December 31, 2008 compared with the year ended December 31, 2007.

The total number of used vehicles sold at ADESA increased 10% for the year ended December 31, 2008 compared with the year ended December 31, 2007, resulting in an increase in ADESA revenue of approximately $82.4 million. Approximately 6% of the volume sold increase was attributable to acquisitions and approximately 4% was representative of same-store volume increases.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, increased to 60.7% for the year ended December 31, 2008 compared with 60.0% for the year ended December 31, 2007. Although the conversion rate appears comparable on a consolidated basis, it is skewed due to a mix shift toward institutional vehicles which convert at a higher rate. Individually, conversion rates for dealer consignment and institutional vehicles were down compared to the prior year.

Gross Profit

For the year ended December 31, 2008, gross profit in the ADESA segment increased $44.5 million, or 10%, to $468.5 million. Gross margin for ADESA was 41.7% of revenue for the year ended December 31, 2008 compared with 43.9% of revenue for the year ended December 31, 2007. The decrease in margins as a percentage of revenues resulted from increased fuel costs and related transportation expenses, not matched by a corresponding increase in transportation revenues. The gross margin percentage decline also resulted from factors including increased rent expense and additional labor associated with handling incremental institutional vehicles. In addition, the auctions acquired in 2008 produced lower gross margins than a typical auction site as ADESA’s auction processes have not been fully implemented.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $43.5 million, or 22%, to $244.2 million for the year ended December 31, 2008 compared with the year ended December 31, 2007, primarily due to $16.9 million of costs at acquired sites, $11.7 million of consulting and travel costs related to process improvement initiatives, a $10.7 million loss on the sale of land related to the sale-leaseback and the separate transaction in Fairburn, Georgia, a $5.1 million increase in bad debt expense, $0.6 million of marketing costs and $0.4 million of fluctuations in the Canadian exchange rate, partially offset by a decrease in compensation and related employee benefit costs.

IAAI Results

	Year Ended December 31,
(Dollars in millions)	2008	2007 (Pro Forma)
IAAI revenue	$550.3	$482.5
Cost of services *	362.9	317.9

Gross profit *	187.4	164.6
Selling, general and administrative	70.1	67.8
Depreciation and amortization	61.6	58.6

Operating profit	$55.7	$38.2

*	Exclusive of depreciation and amortization

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

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $2.3 million, or 3%, to $70.1 million for the year ended December 31, 2008, compared with $67.8 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was attributable to increases in companywide delivery expenses, supplies, advertising expenses, sales and marketing expenses, and integration expense. This increase was partially offset by a decrease in incentive compensation and a decrease in stock compensation expense attributable to the 2007 Transactions.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2008	2007 (Pro Forma)
AFC revenue
Securitization income	$32.4	$74.2
Interest and fee income	64.8	65.8
Other revenue	1.8	2.4
Provision for credit losses	(1.3)	(1.5)

Total AFC revenue	97.7	140.9
Cost of services *	35.2	31.8

Gross profit *	62.5	109.1
Selling, general and administrative	14.6	16.2
Depreciation and amortization	25.3	25.3
Goodwill and other intangibles impairment	164.4	—

Operating profit (loss)	$(141.8)	$67.6

Loan transactions	1,147,116	1,205,865
Revenue per loan transaction	$85	$117

*	Exclusive of depreciation and amortization

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

Gross Profit

For the year ended December 31, 2008, gross profit for the AFC segment decreased $46.6 million, or 43%, to $62.5 million as a result of the 31% decrease in revenue as well as a 11% increase in cost of services. Cost of services increased as a result of increased compensation and related employee benefit costs. The increase in compensation and related employee benefit costs relates to the development of Automotive Finance Consumer Division, or AFCD, a new initiative of KAR Auction Services that offers finance and insurance solutions to independent used vehicle dealers and the headcount associated with the opening of several new branches during the first eight months of 2008. As a result of the current economic conditions, AFC elected to realign and downsize in certain markets in September 2008 including closing five branches and nine other locations. The realignment resulted in recognition of approximately $0.3 million of severance and rent expense for closed locations in the year ended December 31, 2008.

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

Goodwill and Other Intangibles Impairment

In light of the overall economy and in particular the automotive and finance industries which continue to face severe pressures, AFC and its customer dealer base have been negatively impacted. In addition, AFC has been negatively impacted by reduced interest rate spreads. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry, AFC has tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC for 2008 compared to 2007. Based on that trend, the forecasted performance was revised. As a result, in the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. In addition, in the third quarter of 2008, a noncash tradename impairment charge of approximately $2.9 million was recorded in the AFC reporting unit.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2008	2007 (Pro Forma)
Selling, general and administrative	$54.8	$63.5
Depreciation and amortization	2.7	2.7

Operating loss	$(57.5)	$(66.2)

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

	December 31,
(Dollars in millions)	2009	2008
Cash and cash equivalents	$363.9	$158.4
Restricted cash	9.3	15.9
Working capital	299.5	304.3
Amounts available under credit facility *	250.0	300.0
Cash flow from operations	250.8	224.9

*	There were related outstanding letters of credit totaling approximately $31.7 million and $29.3 million at December 31, 2009 and 2008, which reduce the amount available for borrowings under our credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its U.S. dollar denominated receivables. For further discussion of AFC’s securitization arrangements, see “– Off-Balance Sheet Arrangements”.

Credit Facilities

On April 20, 2007, we entered into a $1,865 million senior credit facility, pursuant to the terms and conditions of the Credit Agreement. The Credit Agreement provides for a six and one-half year $1,565 million senior term loan, or the term loan, and a six year $300 million revolving senior credit facility, or the revolving credit facility. The term loan will be repaid in quarterly installments at an amount of 0.25% of the initial term loan, with the remaining principal balance due on October 19, 2013. The revolving credit facility may be used for loans, and up to $75 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until April 19, 2013, at which time all revolving amounts borrowed must be repaid. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $1,865 million, subject to certain conditions. Borrowings under the Credit Agreement may be used to finance working capital and acquisitions permitted under the Credit Agreement and for other corporate purposes.

On October 23, 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, we paid an amendment fee of 25 basis points to approving lenders, based on commitments outstanding as of October 23, 2009, on the effective date of the amendment. The amendment became effective with the satisfaction of certain conditions precedent, including the consummation of our initial public offering and the prepayment of $250 million or more of the term loan. The amendment (i) allowed KAR LLC to own less than 100% of our outstanding capital stock, (ii) permitted us to use proceeds from the initial public offering and any future offering of common stock plus unrestricted cash on hand at the time of the initial public offering to repay, redeem, repurchase or defease, or segregate funds with respect to, one or more of our senior subordinated notes, fixed senior notes and floating senior notes and (iii) permitted us to pay accelerated management fees to our Equity Sponsors in connection with the termination of our ongoing financial advisory fees with them. In addition, the following revisions, among others, occurred:

•	availability of borrowings under the revolving credit facility were reduced by $50 million to $250 million;

•	the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%; and

•	the pricing grid of both facilities was eliminated.

The revolving credit facility bears interest for Eurodollar revolving loans at a rate equal to LIBOR plus a margin of 275 basis points. The revolving credit facility also provides for both base rate revolving borrowings and swingline borrowings at a rate of prime plus a margin of 175 basis points. The term loan bears interest at a rate equal to LIBOR plus a margin of 275 basis points.

Our $250 million revolving line of credit was undrawn as of December 31, 2009. There were related outstanding letters of credit totaling approximately $31.7 million at December 31, 2009, which reduced the amount available for borrowings under our revolving credit facility. In the third quarter of 2009, we amended our Canadian line of credit and as a result it was reduced from C$8 million to C$4 million. The Canadian line of credit was undrawn as of December 31, 2009; however, there were related letters of credit outstanding totaling approximately $1.7 million at December 31, 2009, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The leverage ratio covenant is based on consolidated Adjusted EBITDA which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the equity sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest expense; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; and (n) any impairment charges or write-offs of intangibles. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions and the pro forma cost savings per the credit agreement to Adjusted EBITDA.

The covenants contained within the senior credit facility are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing our notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the credit facility at December 31, 2009.

As part of the amendment to the Credit Agreement, we prepaid $250 million of the term loan in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. The prepayment was credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no further scheduled quarterly installments due on the term loan and the remaining balance is due at maturity (October 19, 2013). On December 31, 2009, $1,247.9 million was outstanding on the term loan and there were no borrowings on the revolving credit facility or the Canadian line of credit.

We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under our credit facility are sufficient to meet our short and long-term operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the next twelve months.

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement, as presented herein, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. They are not measurements of our financial performance under GAAP and should not be considered as substitutes for net income (loss) or any other performance measures derived in accordance with GAAP or as substitutes for cash flow from operating activities as measures of our liquidity.

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. We calculate Adjusted EBITDA and Adjusted EBTIDA per the Credit Agreement by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings described above in the discussion of certain restrictive loan covenants under “– Credit Facilities.”

Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by them. Management uses the Adjusted EBITDA measure to evaluate our performance and to evaluate results relative to incentive compensation targets. Adjusted EBITDA per the Credit Agreement adds the pro forma impact of recent acquisitions and the pro forma cost savings per the credit agreement to Adjusted EBITDA. This measure is used by our creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to our senior secured credit facility and the notes. EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

Certain of our loan covenant calculations require financial results for the most recent four consecutive fiscal quarters, with combined results for ADESA and IAAI prior to the merger. The calculation of Adjusted EBITDA per the Credit Agreement for the year ended December 31, 2007, presented below, included a pro forma adjustment for anticipated cost savings related to the 2007 Transactions totaling $10.5 million net of realized cost savings. The adjustment relates to anticipated costs savings for redundant selling, general and administrative costs for the salvage operations. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

(Dollars in millions)	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net income (loss)	$(3.5)	$12.8	$8.6	$5.3	$23.2
Add back:
Income taxes	(3.0)	9.6	4.4	0.1	11.1
Interest expense, net of interest income	46.4	46.8	39.3	39.7	172.2
Depreciation and amortization	46.0	42.3	41.6	42.5	172.4

EBITDA	85.9	111.5	93.9	87.6	378.9
Nonrecurring charges	5.9	4.4	5.0	2.0	17.3
Noncash charges	4.4	(1.8)	14.2	(1.3)	15.5
Advisory services	0.9	1.0	0.9	11.4	14.2

Adjusted EBITDA and Adjusted EBITDA per the Credit Agreement	$97.1	$115.1	$114.0	$99.7	$425.9

(Dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007
Net loss	$(216.2)	$(38.3)
Add back: ADESA 2007 net income		26.9
Add back: ADESA 2007 discontinued operations		0.1
Add back: IAAI 2007 net loss		(0.4)

Loss from continuing operations	(216.2)	(11.7)
Add back:
Income taxes	(31.4)	(10.0)
ADESA 2007 income taxes		24.9
IAAI 2007 income taxes		1.5
Interest expense, net of interest income	213.4	156.0
ADESA 2007 interest expense, net of interest income		6.3
IAAI 2007 interest expense, net of interest income		9.9
Depreciation and amortization	182.8	126.6
ADESA 2007 depreciation and amortization		15.9
IAAI 2007 depreciation and amortization		7.9

EBITDA	148.6	327.3
Nonrecurring charges	40.8	24.2
Nonrecurring transaction charges	—	24.8
Noncash charges	200.4	16.6
Advisory services	3.7	2.6

Adjusted EBITDA	393.5	395.5
Pro forma impact of recent acquisitions	2.5	4.7
Pro forma cost savings per the Credit Agreement		5.0

Adjusted EBITDA per the Credit Agreement	$396.0	$405.2

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2009	2008
Net cash provided by (used for):
Operating activities	$250.8	$224.9
Investing activities	(68.8)	(172.1)
Financing activities	22.8	(94.7)
Effect of exchange rate on cash	0.7	(3.8)

Net increase (decrease) in cash and cash equivalents	$205.5	$(45.7)

Cash flow from operating activities was $250.8 million for the year ended December 31, 2009, compared with $224.9 million for the year ended December 31, 2008. The increase in operating cash flow was primarily impacted by an increase in net income for the year ended December 31, 2009 compared to the year ended December 31, 2008. Operating cash flow was also affected by the changes in operating assets and liabilities.

Net cash used for investing activities was $68.8 million for the year ended December 31, 2009, compared with $172.1 million for the year ended December 31, 2008. The decrease in net cash used for investing activities was the result of no acquisitions in 2009 compared with 18 businesses that were acquired in 2008. In addition, we spent $64.0 million less for capital items in the year ended December 31, 2009 compared with the year ended December 31, 2008. These activities were partially offset as we received $73.0 million less in proceeds from the sale of property, equipment and computer software in 2009 compared with 2008. For a discussion of our capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $22.8 million for the year ended December 31, 2009, compared with net cash used by financing activities of $94.7 million for the year ended December 31, 2008. The increase in cash provided by financing activities was attributable to net proceeds we received from our initial public offering of $310.3 million as well as the net change in book overdrafts. These increases were partially offset by an increase in payments on long-term debt, as we prepaid $250.0 million of debt for the year ended December 31, 2009 compared with $59.3 million of debt paid for the year ended December 31, 2008. In January 2010, we prepaid approximately $225.6 million principal amount of our 10% senior subordinated notes. In addition, we paid approximately $18.0 million of net premiums payable related to the notes repurchase in January 2010.

Capital Expenditures

Capital expenditures for the years ended December 31, 2009 and 2008 approximated $65.6 million and $129.6 million. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2010 with approximately $50 million of this amount related to maintenance capital expenditures and the remainder attributable to growth initiatives. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Contractual Obligations

The table below sets forth a summary of our contractual debt and operating lease obligations as of December 31, 2009. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2009 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt
Term loan B (a)	$1,247.9	$—	$—	$1,247.9	$—
Floating rate senior notes due 2014 (a)	150.0	—	—	150.0	—
8 3/4% senior notes due 2014 (a)	450.0	—	—	450.0	—
10% senior subordinated notes due 2015 (a)	425.0	225.6	—	—	199.4
Capital lease obligations (b)	13.6	4.3	6.9	2.4	—
Interest payments relating to long-term debt (c)	467.3	115.3	224.1	121.3	6.6
Interest rate derivatives (d)	8.1	—	8.1	—	—
Postretirement benefit payments (e)	0.5	0.1	0.1	0.1	0.2
Operating leases (f)	887.0	72.7	131.5	117.3	565.5

Total contractual cash obligations	$3,649.4	$418.0	$370.7	$2,089.0	$771.7

(a)	The table assumes the long-term debt is held to maturity, other than the $225.6 million of 10% senior subordinated notes which were redeemed in January 2010.
(b)	The Company has entered into capital leases for furniture, fixtures and equipment. Future capital lease obligations would change if we entered into additional capital lease agreements.
(c)	Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate debt instruments were held constant at the December 31, 2009 rates due to their unpredictable nature.

(d)	The fair value of the interest rate swap and cap agreements are estimated using pricing models widely used in financial markets and represents the estimated net amount we would pay to terminate the agreements at December 31, 2009.
(e)	Estimated future benefit payments for certain health care and death benefits for the retired employees of Underwriters Salvage Company, or USC. IAAI assumed the obligation in connection with the acquisition of the capital stock of USC in 1994.
(f)	Operating leases are entered into in the normal course of business. We lease some of our auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.

Off-Balance Sheet Arrangements

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary, or AFC Funding Corporation, established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. Receivables that AFC Funding Corporation sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to ASC 860, Transfers and Servicing, and as a result are not reported on our consolidated balance sheet.

On January 30, 2009, AFC and AFC Funding Corporation entered into an amendment to the Receivables Purchase Agreement with the other parties named therein. The aggregate maximum commitment of the Purchasers is $450 million. In addition, the calculation of the Purchasers’ participation was amended, reducing the amount received by AFC Funding Corporation upon the sale of an interest in the receivables to the Purchasers. AFC Funding Corporation had committed liquidity of $450 million and $600 million at December 31, 2009 and 2008. AFC believes the current aggregate maximum commitment of the Purchasers totaling $450 million will be adequate to meet its securitization needs until April 20, 2012, the expiration date of the bank conduit facility.

At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million and $298.0 million at December 31, 2009 and 2008. Finance receivables include $24.6 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $131.6 million and $158.6 million classified as held for investment at December 31, 2009 and 2008. Finance receivables classified as held for investment include $25.7 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009 and 2008. The face amount of these receivables was $27.5 million and $78.7 million at December 31, 2009 and 2008.

AFC’s allowance for losses of $5.9 million and $6.3 million at December 31, 2009 and 2008, included an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009 and 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of our credit facility. At December 31, 2009, we were in compliance with the covenants in the securitization agreement.

We completed an agreement for the securitization of AFC’s Canadian receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million. In accordance with terms of the Company’s Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables were used to repay $28.3 million of the Company’s term loan. The agreement expires on April 20, 2012.

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. At December 31, 2009, $367 million of loans sold to a bank conduit facility are not included in our balance sheet. This new guidance will require inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. In addition, with the adoption of this new guidance on January 1, 2010, we expect a reduction of pretax income of approximately $3 million for our first quarter ending March 31, 2010.

Critical Accounting Estimates

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: uncollectible receivables and allowance for credit losses and doubtful accounts, goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies and income taxes.

In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our financial statements.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009, which are included in this Annual Report on Form 10-K.

Uncollectible Receivables and Allowance for Credit Losses and Doubtful Accounts

We maintain an allowance for credit losses and doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowances for credit losses and doubtful accounts are based on management’s evaluation of the receivables portfolio under current economic conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings.

Due to the nature of our business, substantially all trade receivables are due from vehicle dealers, salvage buyers, institutional customers and insurance companies. We generally have possession of vehicles or vehicle titles collateralizing a significant portion of these receivables. At the auction sites, risk is mitigated through a pre-auction registration process that includes verification of identification, bank accounts, dealer license status, acceptable credit history, buying history at other auctions and the written acceptance of all of the auction’s policies and procedures.

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

Goodwill and Long-Lived Assets

When we acquire businesses, the purchase price is allocated to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

In accordance with ASC 350, Intangibles-Goodwill and Other, we assess goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. In assessing goodwill, we must make assumptions regarding estimated future cash flows and earnings, changes in our business strategy and economic conditions affecting market valuations related to the fair values of our three reporting units (which consist of our three operating and reportable business segments: ADESA Auctions, IAAI and AFC). In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

We review long-lived assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. Our impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions.

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers’ compensation claims. We purchase individual stop-loss insurance coverage that limits the exposure on individual claims. We also purchase aggregate stop-loss insurance coverage that limits the total exposure to overall automobile, general liability and workers’ compensation claims. The cost of the stop-loss insurance is expensed over the contract periods.

We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. Trends in healthcare costs could have a significant impact on anticipated claims. If actual claims are higher than anticipated, our accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.

Legal Proceedings and Other Loss Contingencies

We are subject to the possibility of various legal proceedings and other loss contingencies, many involving litigation incidental to the business and a variety of environmental laws and regulations. Litigation and other loss contingencies are subject to inherent uncertainties and the outcomes of such matters are often very difficult to predict and generally are resolved over long periods of time. We consider the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. Estimating probable losses requires the analysis of multiple possible outcomes that often are dependent on the judgment about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with ASC 450, Contingencies. We accrue for an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.

Income Taxes

All income tax amounts reflect the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

We operate in multiple tax jurisdictions with different tax rates and must determine the appropriate allocation of income to each of these jurisdictions. In the normal course of business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

We record our tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management’s understanding of how the tax authorities view certain relevant industry and commercial matters. In accordance with ASC 740, Income Taxes, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We establish reserves when we believe that certain positions may not prevail if challenged by a taxing authority. We adjust these reserves in light of changing facts and circumstances.

New Accounting Standards

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. At December 31, 2009, $367 million of loans sold to a bank conduit facility are not included in our balance sheet. This new guidance will require inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. In addition, with the adoption of this new guidance on January 1, 2010, we expect a reduction of pretax income of approximately $3 million for our first quarter ending March 31, 2010.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This release established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to GAAP accounting standards but did not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued new guidance for the accounting for nonfinancial assets and nonfinancial liabilities. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, delayed the effective date by one year of the application of fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

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

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.1 million for the year ended December 31, 2009. Canadian currency translation negatively affected net loss by approximately $9.9 million for the year ended December 31, 2008. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the years ended December 31, 2009 or 2008.

In July 2007, we entered into an interest rate swap agreement with a notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility. The interest rate swap agreement matured on June 30, 2009 and effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility.

In May 2009, we entered into an interest rate swap agreement with a notional amount of $650 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, matures on June 30, 2012 and effectively results in a fixed LIBOR interest rate of 2.19% on $650 million of the Term Loan B credit facility.

In May 2009, we also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 2.5%. The interest rate cap relates to a portion of the variable rate debt that is not covered by an interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matures on June 30, 2011.

The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts we would receive or pay to terminate the agreements at the reporting date. At December 31, 2009 and 2008, the fair value of the interest rate swap(s) was an $8.7 million unrealized loss and a $16.3 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at December 31, 2009, the fair value of the interest rate cap was a $0.6 million asset recorded in “Other assets” on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in “Other comprehensive income.” Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the years ended December 31, 2009 and 2008 would have resulted in an increase in interest expense of approximately $9.1 million and $8.9 million, respectively.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements referred to below include the financial statements of KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009. KAR Auction Services, Inc. had no operations until the consummation of the merger of ADESA, Inc. (together with its subsidiaries, “ADESA”) and contribution of Insurance Auto Auctions, Inc. (together with its subsidiaries, “IAAI”) on April 20, 2007, after which ADESA and IAAI became wholly owned subsidiaries of KAR Auction Services, Inc. As such, the historical financial statements of Predecessor ADESA and Predecessor IAAI are presented for the period prior to April 20, 2007, as noted below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and include those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2009. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2009, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett
Chief Executive Officer
(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller
Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KAR Auction Services, Inc.:

We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Indianapolis, Indiana
February 25, 2010

KAR Auction Services, Inc.

Consolidated Statements of Operations

(Operations Commenced April 20, 2007)

(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating revenues
ADESA Auction Services	$1,088.5	$1,123.4	$677.7
IAAI Salvage Services	553.1	550.3	330.1
AFC	88.0	97.7	95.0

Total operating revenues	1,729.6	1,771.4	1,102.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	997.3	1,053.0	627.4
Selling, general and administrative	364.6	383.7	242.4
Depreciation and amortization	172.4	182.8	126.6
Goodwill and other intangibles impairment	—	164.4	—

Total operating expenses	1,534.3	1,783.9	996.4

Operating profit (loss)	195.3	(12.5)	106.4

Interest expense	172.6	215.2	162.3
Other (income) expense, net	(11.6)	19.9	(7.6)

Income (loss) before income taxes	34.3	(247.6)	(48.3)

Income taxes	11.1	(31.4)	(10.0)

Net income (loss)	$23.2	$(216.2)	$(38.3)

Net earnings (loss) per share – basic and diluted	$0.21	$(2.02)	$(0.36)

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$363.9	$158.4
Restricted cash	9.3	15.9
Trade receivables, net of allowances of $6.9 and $10.8	250.4	285.7
Finance receivables, net of allowances of $5.9 and $6.3	150.3	158.9
Retained interests in finance receivables sold	89.8	43.4
Deferred income tax assets	37.3	43.2
Other current assets	40.9	47.2

Total current assets	941.9	752.7
Other assets
Goodwill	1,528.1	1,524.7
Customer relationships, net of accumulated amortization of $182.7 and $111.4	753.3	805.8
Other intangible assets, net of accumulated amortization of $62.9 and $37.9	266.8	264.7
Unamortized debt issuance costs	61.6	69.4
Other assets	16.4	18.6

Total other assets	2,626.2	2,683.2
Property and equipment, net of accumulated depreciation of $233.4 and $153.6	683.2	721.7

Total assets	$4,251.3	$4,157.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2009	2008
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$262.7	$283.4
Accrued employee benefits and compensation expenses	56.4	42.4
Accrued interest	14.8	15.4
Other accrued expenses	80.2	102.7
Income taxes payable	2.7	—
Current maturities of long-term debt	225.6	4.5

Total current liabilities	642.4	448.4

Non-current liabilities
Long-term debt	2,047.3	2,522.9
Deferred income tax liabilities	328.2	335.8
Other liabilities	91.9	99.8

Total non-current liabilities	2,467.4	2,958.5

Commitments and contingencies (Note 20)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000 Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000 Issued shares: 134,509,710 (2009) 106,853,660 (2008)	1.4	1.1
Additional paid-in capital	1,355.2	1,028.8
Retained deficit	(234.5)	(257.7)
Accumulated other comprehensive income (loss)	19.4	(21.5)

Total stockholders’ equity	1,141.5	750.7

Total liabilities and stockholders’ equity	$4,251.3	$4,157.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Stockholders’ Equity

(Operations Commenced April 20, 2007)

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	—	$—	$—	$—	$—	$—

Issuance of common stock, net of costs	106.9	1.1	738.4	—	—	739.5
Contribution of Insurance Auto Auctions, Inc.		—	272.4	—	—	272.4
Contributed capital in the form of exchanged stock options associated with the transaction		—	8.9	—	—	8.9
Comprehensive loss:
Net loss		—	—	(38.3)	—	(38.3)
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap		—	—	—	(11.3)	(11.3)
Unrealized gain on postretirement benefit obligation		—	—	—	0.2	0.2
Foreign currency translation		—	—	—	38.2	38.2

Comprehensive loss		—	—	(38.3)	27.1	(11.2)
Stock dividend		—	3.2	(3.2)	—	—
Capital contributions		—	3.0	—	—	3.0
Stock-based compensation expense		—	1.0	—	—	1.0

Balance at December 31, 2007	106.9	$1.1	$1,026.9	$(41.5)	$27.1	$1,013.6

Comprehensive loss:
Net loss		—	—	(216.2)	—	(216.2)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap		—	—	—	1.0	1.0
Unrealized gain on postretirement benefit obligation					0.2	0.2
Foreign currency translation		—	—	—	(49.8)	(49.8)

Comprehensive loss		—	—	(216.2)	(48.6)	(264.8)
Stock-based compensation expense		—	2.0	—	—	2.0
Repurchase of common stock		—	(0.1)	—	—	(0.1)

Balance at December 31, 2008	106.9	$1.1	$1,028.8	$(257.7)	$(21.5)	$750.7

Comprehensive income:
Net income		—	—	23.2	—	23.2
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives		—	—	—	4.6	4.6
Foreign currency translation		—	—	—	36.4	36.4
Unrealized loss on postretirement benefit obligation		—	—	—	(0.1)	(0.1)

Comprehensive income		—	—	23.2	40.9	64.1
Issuance of common stock	27.6	0.3	310.0	—	—	310.3
Stock-based compensation expense		—	16.4	—	—	16.4

Balance at December 31, 2009	134.5	$1.4	$1,355.2	$(234.5)	$19.4	$1,141.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(Operations Commenced April 20, 2007)

(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$23.2	$(216.2)	$(38.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172.4	182.8	126.6
Provision for credit losses	3.2	9.4	3.2
Deferred income taxes	(8.8)	(55.6)	(21.8)
Amortization of debt issuance costs	13.5	13.6	9.2
Stock-based compensation	16.4	(3.8)	6.7
(Gain) loss on disposal of fixed assets	(0.3)	11.1	(0.2)
Goodwill and other intangibles impairment	—	164.4	—
Other non-cash, net	15.7	10.5	4.7
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	26.1	44.0	(9.0)
Retained interests in finance receivables sold	(46.4)	28.1	0.6
Trade receivables and other assets	38.5	32.4	113.6
Accounts payable and accrued expenses	(2.7)	4.2	(98.5)

Net cash provided by operating activities	250.8	224.9	96.8
Investing activities
Net (increase) decrease in finance receivables held for investment	(10.6)	30.9	3.8
Acquisition of ADESA, net of cash acquired	—	—	(2,272.6)
Acquisition of businesses, net of cash acquired	(7.1)	(155.3)	(36.6)
Purchases of property, equipment and computer software	(65.6)	(129.6)	(62.7)
Purchase of other intangibles	—	—	(0.1)
Proceeds from the sale of property and equipment	7.9	80.9	0.1
Decrease (increase) in restricted cash	6.6	1.0	(16.9)

Net cash used by investing activities	(68.8)	(172.1)	(2,385.0)
Financing activities
Net decrease in book overdrafts	(23.0)	(37.5)	(22.0)
Net (decrease) increase in borrowings from lines of credit	(4.5)	4.5	—
Repayment of ADESA debt	—	—	(318.0)
Repayment of IAAI debt	—	—	(367.7)
Proceeds from long-term debt	—	—	2,590.0
Payments for debt issuance costs	(5.7)	(1.4)	(90.8)
Payments on long-term debt	(250.0)	(59.3)	(9.8)
Payments on capital leases	(3.0)	(0.9)	(0.2)
Initial net investment for interest rate cap	(1.3)	—	—
Proceeds from issuance of common stock, net of costs	310.3	—	710.5
Repurchase of common stock	—	(0.1)	—

Net cash provided by (used by) financing activities	22.8	(94.7)	2,492.0
Effect of exchange rate changes on cash	0.7	(3.8)	0.3

Net increase (decrease) in cash and cash equivalents	205.5	(45.7)	204.1
Cash and cash equivalents at beginning of period	158.4	204.1	—

Cash and cash equivalents at end of period	$363.9	$158.4	$204.1

Cash paid for interest	$159.3	$202.0	$136.7
Cash paid for taxes, net of refunds	$18.8	$21.4	$18.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Note 1 – Organization and Other Matters

KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) was organized in the State of Delaware on November 9, 2006. We are a holding company that was organized for the purpose of consummating a merger with ADESA, Inc. and related transactions that resulted in ADESA and Insurance Auto Auction, Inc. becoming, directly or indirectly, subsidiaries of the Company. We had no operations prior to the merger transactions on April 20, 2007.

Defined Terms

Unless otherwise indicated, the following terms used herein shall have the following meanings:

•	“we,” “us,” “our” and “the Company” refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries;

•	“merger transactions” refers to the transactions described in “Merger Transactions and Corporate Structure” below;

•	“ADESA” refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“AFC” refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA and its subsidiaries;

•

“Credit Agreement” refers to the Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended;

•

“Equity Sponsors” refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which own through their respective affiliates a majority of the equity of KAR Auction Services;

•	“IAAI” refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company;

Merger Transactions and Corporate Structure

On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007, and as part of the agreement, Insurance Auto Auctions, Inc., a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR LLC. Both ADESA and IAAI became wholly owned subsidiaries of KAR Auction Services which was then owned 100% by KAR LLC. KAR Auction Services was deemed to be the accounting acquirer, and the assets and liabilities of both ADESA and IAAI were recorded at fair value as of April 20, 2007.

The following transactions occurred in connection with the merger:

•	Approximately 90.8 million shares of ADESA’s outstanding common stock converted into the right to receive $27.85 per share in cash;

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

•

Affiliates of the Equity Sponsors and management contributed to KAR Auction Services approximately $1.1 billion in equity, consisting of approximately $790.0 million in cash and ADESA, Inc. stock (ADESA, Inc. stock contributed by one of the Equity Sponsors had a fair value of $65.4 million and was recorded at its carryover basis of $32.1 million) and approximately $272.4 million of equity interest in IAAI;

•

KAR Auction Services entered into new senior secured credit facilities, comprised of a $1,565.0 million term loan facility and a $300.0 million revolving credit facility. Existing and certain future domestic subsidiaries, subject to certain exceptions, guarantee such credit facilities;

•

KAR Auction Services issued $150.0 million Floating Rate Senior Notes due May 1, 2014, $450.0 million 8 3/4% Senior Notes due May 1, 2014 and $425.0 million 10% Senior Subordinated Notes due May 1, 2015.

•

The net proceeds from the Equity Sponsors and financings were used to: (a) fund the cash consideration payable to ADESA stockholders, ADESA option holders and ADESA restricted stock and restricted stock unit holders under the merger agreement; (b) repay the outstanding principal and accrued interest under ADESA’s existing credit facility and notes; (c) repay the outstanding principal and accrued interest under IAAI’s existing credit facility and notes; (d) pay related transaction fees and expenses; and (e) contribute IAAI’s equity at fair value.

Stock Split

On October 27, 2009, our Board of Directors declared a ten-for-one stock split of our outstanding common stock, which became effective upon the filing of the Amended Charter on December 9, 2009. This stock split resulted in the issuance of approximately 96,168,294 additional shares of common stock and affects the amount of stock options outstanding and exercisable and earnings per share information. The information presented in the accompanying consolidated financial statements and related notes has been adjusted to reflect the ten-for-one stock split.

Initial Public Offering

KAR Auction Services’ sold 25,000,000 shares of common stock in an initial public offering in December 2009. The offering resulted in gross proceeds of $300 million, before underwriters’ discounts and offering expenses. In addition, in December 2009, the underwriters’ exercised a portion of their overallotment option, and as a result an additional 2,656,050 shares of common stock were sold for gross proceeds of $31.9 million, before underwriters’ discounts. As a result of the initial public offering and the underwriters’ partial exercise of the overallotment option, we received net proceeds of $310.3 million, after deducting underwriter discounts of $19.1 million and additional offering-related expenses of $2.5 million.

We used the $310.3 million of net proceeds from the initial public offering and overallotment option, together with $199.0 million of cash on hand, to (i) repay $250.0 million of our senior secured term loan (Term Loan B) in December 2009, (ii) to repay $225.6 million of our 10% senior subordinated notes in January 2010,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(iii) to pay $18.0 million of net premiums payable related to the notes repurchase in January 2010, (iv) to pay $5.2 million of amendment fees related to Term Loan B in December 2009, and (v) to pay $10.5 million of termination fees in December 2009 to our Equity Sponsors in connection with the termination of our financial advisory agreements with each of them.

Business and Nature of Operations

As of December 31, 2009, the network of 62 ADESA whole car auctions and 152 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies do not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 87 loan production offices located throughout North America at December 31, 2009. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAAI, independent auctions and auctions affiliated with other auction networks.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of KAR Auction Services and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could affect future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets and changes in self insurance reserves.

Business Segments

Our operations are grouped into three operating segments: ADESA Auctions, IAAI and AFC. The three operating segments also serve as our reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.

Derivative Instruments and Hedging Activity

We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with ASC 815, Derivatives and Hedging. We currently use an interest rate swap and an interest rate cap that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We do not, however, enter into hedging contracts for trading or speculative purposes. The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts we would receive or pay to terminate the agreements at the reporting date. The fair value of the derivatives is recorded in “Other current assets”, “Other assets”, “Other accrued expenses” or “Other liabilities” on the consolidated balance sheet based on the gain or loss position of the contracts and their remaining term. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in “Other comprehensive income.” Gains and losses on the interest rate derivatives are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payment being hedged is recognized in earnings. We use the change in variable cash flows method to assess hedge effectiveness in accordance with ASC 815.

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of operations within “Other expense (income), net” and resulted in a gain of $9.2 million for the year ended December 31, 2009, a loss of $21.8 million for the year ended December 31, 2008, and a gain of $0.3 million for the year ended December 31, 2007. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of “Accumulated other comprehensive income (loss)”.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Receivables

Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by us related to certain consigned vehicles in our possession. These amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles.

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 60 days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Note 8), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that come back on our balance sheet at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

Trade receivables and finance receivables held for investment are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. Finance receivables held for sale are carried at lower of cost or fair value. Fair value is based upon estimates of future cash flows including estimates of anticipated credit losses. Estimated losses for receivables sold by AFC Funding Corporation to the bank conduit facility with recourse to AFC Funding Corporation (see Note 7) are recorded as an accrued expense.

Classification of finance receivables in the consolidated statement of cash flows is dependent on the initial balance sheet classification of the finance receivable. Finance receivables initially classified as held for investment are included as an investing activity in the consolidated statement of cash flows and finance receivables initially classified as held for sale are included as an operating cash flow activity.

Retained Interests in Finance Receivables Sold

Retained interests in finance receivables sold are classified as trading securities pursuant to ASC 320, Investments-Debt and Equity Securities, and carried at estimated fair value with gains and losses recognized in the consolidated statement of operations. Fair value is based upon estimates of future cash flows, using

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Other Current Assets

Other current assets consist of inventories, taxes receivable, notes receivable and prepaid expenses. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market. Bad debt expense associated with notes receivable was $0.3 million for the year ended December 31, 2009 and there was no bad debt expense associated with notes receivable for the years ended December 31, 2008 and 2007.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Customer Relationships and Other Intangible Assets

Customer relationships are amortized on a straight-line basis over the life determined in the valuation of the particular acquisition. Other intangible assets generally consist of tradenames, computer software and non-compete agreements, and if amortized, are amortized using the straight-line method. Tradenames are not amortized due to their indefinite life. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The lives of other intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Unamortized Debt Issuance Costs

Debt issuance costs reflect the expenditures incurred in conjunction with Term Loan B, the senior notes, the senior subordinated notes and the bank credit facility. The debt issuance costs are being amortized under the effective interest method over their respective lives to interest expense and had a carrying amount of $61.6 million and $69.4 million at December 31, 2009 and 2008.

Other Assets

Other assets consist of below market leases, deposits, a cost method investment and other long-term assets.

Long-Lived Assets

Management reviews our property and equipment, customer relationships and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period when it is determined that the carrying amount of the asset may not be recoverable to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on our current business strategy, expected growth rates and estimated future economic and regulatory conditions.

Accounts Payable

Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in “Accounts payable” and amounted to $120.7 million and $143.7 million at December 31, 2009 and 2008.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that ADESA receives for its services are generally a fixed amount. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed.

IAAI Salvage Services

Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight-line basis and certain buyer – related fees, which are recognized when payment is received.

AFC

AFC’s revenue is comprised primarily of securitization income and interest and fee income. As is customary for finance companies, AFC’s revenues are reported net of a provision for credit losses. The following table summarizes the primary components of AFC’s revenue:

	Year Ended December 31,		For the Period April 20 – December 31, 2007
AFC Revenue (In millions)	2009	2008
Securitization income	$41.7	$32.4	$49.4
Interest and fee income	48.1	64.8	45.5
Other revenue	0.3	1.8	1.2
Provision for credit losses	(2.1)	(1.3)	(1.1)

	$88.0	$97.7	$95.0

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Income Taxes

We file federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Earnings (Loss) per Share

Earnings per share-basic is computed by dividing net income by the weighted average common shares outstanding during the year. Earnings per share-diluted represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options. The effect of stock options on earnings per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculations.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2009, 2008 or 2007.

ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2009, 2008 or 2007, as no options were exercised.

Subsequent Events

We have evaluated subsequent events from the balance sheet date through February 25, 2010, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.

New Accounting Standards

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. At December 31, 2009, $367 million of loans sold to a bank conduit facility are not included in our balance sheet. This new guidance will require inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This release established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to GAAP accounting standards but did not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued new guidance for the accounting for nonfinancial assets and nonfinancial liabilities. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, delayed the effective date by one year of the application of fair value accounting for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

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

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of the new guidance were effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements. See Note 12 for additional information.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Note 3 – Acquisitions

2008 Acquisitions

In January 2008, IAAI completed the purchase of assets of B&E Auto Auction, Inc. in Henderson, Nevada which services the Southern Nevada region, including Las Vegas. The site expanded IAAI’s national service coverage and provided additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Western states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, we entered into an operating lease obligation related to the facility through 2023. Initial annual lease payments for the facility are approximately $1.2 million per year. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In February 2008, IAAI purchased the stock of Salvage Disposal Company of Georgia, Verastar, LLC, Auto Disposal of Nashville, Inc., Auto Disposal of Chattanooga, Inc., Auto Disposal of Memphis, Inc., Auto Disposal of Paducah, Inc. and Auto Disposal of Bowling Green, Inc., eleven independently owned salvage auctions in Georgia, North Carolina, Tennessee, Alabama and Kentucky (collectively referred to as “Verastar”). These site acquisitions expanded IAAI’s national service coverage and provided additional geographic support to clients who already utilize existing IAAI facilities in the surrounding Southern states. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, we entered into operating lease obligations related to certain facilities through 2023. Initial annual lease payments for the facilities are approximately $2.6 million per year. Financial results for these acquisitions have been included in our consolidated financial statements from the date of acquisition.

In February 2008, ADESA completed the purchase of certain assets of Pennsylvania Auto Dealer Exchange (“PADE”), PADE Financial Services (“PFS”) and Conewago Partners, LP, an independent used vehicle auction in York, Pennsylvania. This acquisition complemented our geographic presence. The auction is comprised of approximately 146 acres and includes 11 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included land, buildings, accounts receivable, operating equipment and customer relationships related to the auction. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In February 2008, IAAI completed the purchase of certain assets of Southern A&S (formerly Southern Auto Storage Pool) in Memphis, Tennessee. During the third quarter of 2008, IAAI combined the Southern A&S business with the Memphis operation it acquired in the Verastar deal. The combined auctions were relocated to a

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

new site, which is shared with ADESA Memphis. The purchase agreement included contingent payments related to the volume of certain vehicles sold subsequent to the purchase date. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In May 2008, IAAI completed the purchase of certain assets of Joe Horisk’s Salvage Pool, Inc. in New Castle, Delaware. The site expanded IAAI’s national service coverage and provided additional geographic support to clients who already utilize existing IAAI facilities in the surrounding states. The purchased assets of the auction included accounts receivable and customer relationships related to the auction. In addition, we entered into an operating lease obligation related to the facility through 2013. Initial annual lease payments for the facility are approximately $0.1 million per year. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In July 2008, ADESA completed the purchase of Live Global Bid, Inc. (“LGB”), a leading provider of Internet-based auction software and services. The LGB technology allows auction houses to broadcast their auctions through simultaneous audio and visual feeds to all participating Internet users from any location. The acquisition enhanced and expanded ADESA’s e-business product line. ADESA has used LGB’s bidding product under the name “LiveBlock” since 2004 and had owned approximately 18 percent of LGB on a fully diluted basis since 2005. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In August 2008, ADESA completed the purchase of certain assets of ABC Minneapolis. This acquisition expanded ADESA’s presence in the Midwest and complemented existing auctions at ADESA Fargo and ADESA Sioux Falls. The auction is comprised of approximately 82 acres and includes 6 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchased assets of the auction included accounts receivable, operating equipment and customer relationships related to the auction. In addition, we entered into an operating lease obligation related to the facility through 2026. Initial annual lease payments for the facility are approximately $0.7 million per year. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In August 2008, ADESA completed the purchase of certain assets of ABC Nashville. This acquisition expanded ADESA’s presence in the South and complemented existing auctions at ADESA Memphis and ADESA Knoxville. The auction is comprised of approximately 57 acres and includes 6 auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The purchase agreement included contingent payments related to Adjusted EBITDA targets subsequent to the purchase date. The purchased assets of the auction included accounts receivable and operating equipment related to the auction. In addition, we entered into an operating lease obligation related to the facility through 2026. Initial annual lease payments for the facility are approximately $1.3 million per year. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the 18 businesses acquired in 2008 was approximately $154.4 million. A purchase price allocation was recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets and liabilities based upon fair values, including $69.2 million to intangible assets, representing the fair value of acquired customer relationships, technology and noncompete agreements which are being amortized over their expected useful lives. The purchase price allocations resulted in aggregate goodwill of $68.1 million. The goodwill was assigned to both the ADESA Auctions reporting segment and the IAAI reporting segment and $63.8 million is expected to be deductible for tax purposes. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Some of our acquisitions from prior years included contingent payments typically related to the volume of certain vehicles sold subsequent to the purchase dates. We made contingent payments in 2009 and 2008 totaling approximately $1.6 million and $1.5 million, respectively, pursuant to these agreements which resulted in additional goodwill.

2007 Acquisitions

In September 2007, ADESA completed the acquisition of certain assets of the used vehicle Tri-State Auto Auction serving the Tri-State New York area. This acquisition complemented our geographic presence in the northeast. The auction is positioned on approximately 125 acres and includes seven auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The assets purchased included operating equipment, accounts receivable and customer relationships related to the auction. In addition, we entered into an operating lease obligation related to the facility through 2017. Initial annual lease payments for the facility are approximately $0.5 million per year. We did not assume any other material liabilities or indebtedness in connection with the acquisition. Financial results for this acquisition have been included in our consolidated financial statements since the date of acquisition.

In October 2007, ADESA acquired all of the issued and outstanding shares of the parent company of Tri-State Auction, Co. Inc., and Sioux Falls Auto Auction, Inc., both North Dakota corporations. Tri-State Auto Auction serves the Fargo, North Dakota area. The auction is comprised of approximately 30 acres and includes six auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The Sioux Falls Auto Auction serves the Sioux Falls, South Dakota area. The auction is comprised of approximately 40 acres and includes four auction lanes and full-service reconditioning shops providing detail, mechanical and body shop services. The assets of the auctions included operating equipment, accounts receivable and customer relationships related to the auctions. Liabilities assumed by us included operating leases for land and buildings as well as debt. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

In November 2007, ADESA Canada acquired all of the issued and outstanding shares of Enchere d’Auto Transit Inc. (“Transit”). Transit is a three lane auction located on the south shore of Quebec City and serves the Quebec City region, Eastern Quebec and Northern New Brunswick. The auction is comprised of approximately 30 acres of which about 10 acres are currently being used. The assets of the auction included accounts receivable, land and building, operating equipment and customer relationships related to the auctions. Liabilities assumed by us included operating leases for land and buildings as well as debt. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the ADESA acquisitions in 2007 was approximately $32.3 million. A purchase price allocation was recorded for each acquisition and the purchase price of the acquisitions was allocated to the acquired assets based upon fair market values, including $7.4 million to intangible assets, representing the fair value of acquired customer relationships and noncompete agreements which are being amortized over their expected useful lives of 3 to 15 years. The purchase price allocations resulted in aggregate goodwill of $20.0 million. The goodwill was assigned to the ADESA Auctions reporting segment and is expected to be fully deductible for tax purposes. All debt acquired as a result of these acquisitions was subsequently paid off. Pro forma financial results reflecting these acquisitions were not materially different from those reported.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 4 – Stock-Based Compensation Plans

Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC operating unit awards and Axle Holdings II, LLC (“LLC”) operating unit awards. We have classified the KAR LLC and LLC operating units as liability awards. In February 2009, our board took certain actions related to our stock-based compensation plans which resulted in all outstanding option awards being classified as liability awards prospectively. On December 10, 2009, in conjunction with the initial public offering, our board rescinded its actions from February 2009 which resulted in all service options being classified as equity awards. In addition, the exit options were modified which resulted in all exit options becoming equity classified. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value. The modifications are discussed in more detail below.

The compensation cost that was charged against income for all stock-based compensation plans was $16.4 million for the year ended December 31, 2009, and the total income tax benefit recognized in the consolidated statement of operations for options was approximately $3.0 million for the year ended December 31, 2009. We did not capitalize any stock-based compensation cost in the year ended December 31, 2009.

The compensation cost that was charged against income for service options was $2.0 million for the year ended December 31, 2008, and the total income tax benefit recognized in the consolidated statement of operations for service options was approximately $0.7 million for the year ended December 31, 2008. We recognized a reduction in compensation expense for operating units of approximately $5.8 million for the year ended December 31, 2008 to reduce expense previously recorded in 2007. The reduction in operating unit compensation expense for the year ended December 31, 2008 resulted from marking the operating units to fair value. We did not capitalize any stock-based compensation cost in the year ended December 31, 2008.

The compensation cost that was charged against income for all stock-based compensation plans was $6.7 million for the period April 20, 2007 through December 31, 2007. The total income tax benefit recognized in the consolidated statement of operations for stock-based compensation agreements was approximately $0.4 million for the period April 20, 2007 through December 31, 2007. We did not capitalize any stock-based compensation cost in the year ended December 31, 2007.

Axle Holdings, Inc. Stock Incentive Plan

Prior to the merger transactions, IAAI was a subsidiary of Axle Holdings, Inc. (“Axle Holdings”), which in turn was a subsidiary of LLC. Axle Holdings maintained the Axle Holdings, Inc. Stock Incentive Plan to provide equity incentive benefits to the IAAI employees. Under the Axle Holdings plan, service options and exit options were awarded. The service options vested in three equal annual installments from the grant date based upon service with Axle Holdings and its subsidiaries. The exit options vested upon a change in equity control of the LLC. In connection with the completion of the merger transactions, approximately 5.8 million options (service and exit) to purchase shares of Axle Holdings, Inc. stock were converted into approximately 2.3 million options (service and exit) to purchase shares of KAR Auction Services; these converted options have the same terms and conditions as were applicable to the options to purchase shares of Axle Holdings, Inc. The fair value of the exchanged options for which service had been provided approximated $8.9 million and was included as part of the merger price. The converted options are included in the KAR Auction Services, Inc. service option table and exit option table below.

Prior to December 10, 2009, compensation cost was recognized using the straight-line attribution method over the requisite service period for the unvested service options exchanged at the date of the merger. As the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

ultimate exercisability of the exit options exchanged was contingent upon an event (specifically, a change of control), the compensation expense related to the exchanged exit options was not expected to be recognized until such an event was consummated. However, on December 10, 2009, in conjunction with the initial public offering, all outstanding service options became fully vested and exercisable. In addition, the vesting criteria and exercisability of the exit options were modified. Our board amended the terms of all exit options to substitute the existing criteria governing the exercisability of the exit options with criteria governing exercisability based on the price per share of our common stock. Accordingly, rather than vest upon the achievement of certain specified performance goals at the time of an exit event, the exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan vest as follows:

Amount Vested	Conditions to Vesting
25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $16.01*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $19.21*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $22.41*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $25.62*

*	Additional conditions to vesting: (ii) the price of the Company’s common stock on the last trading day of a 90 consecutive trading day period must be greater than or equal to 85% of $16.01, $19.21, $22.41 or $25.62, respectively; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

For purposes of determining the conditions to vesting, the “fair market value” of any share of Company common stock, on any date of determination, shall be the average for 90 consecutive trading days prior to such date of determination of the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.

LLC Profit Interests

The LLC also maintained two types of profit interests, operating units and value units, which are held by certain designated employees of IAAI. Upon an exit event as defined by the LLC operating agreement, holders of the profit interests will receive a cash distribution from the LLC. The service requirement for the operating units was fulfilled during 2008 and as such the operating units are fully vested. The value units vest upon a change in equity control of the LLC. The number of value units eligible for distribution will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors’ achievement of certain multiples on their original indirect equity investment in Axle Holdings subject to a minimum internal rate of return at the time of distribution. A total of 191,152 operating units and 382,304 value units are maintained by the LLC and there were no changes to the terms and conditions of the units as a result of the merger transactions.

The operating units are accounted for as liability awards and as such, compensation expense related to the operating units is recognized using the graded-vesting attribution method and resulted in approximately $4.8 million of expense for the period April 20, 2007 through December 31, 2007. The $4.8 million of compensation expense was reversed for the year ended December 31, 2008 as the fair value of the operating units declined. Compensation expense for the year ended December 31, 2009 was $ 4.2 million. As of December 31, 2009, there was no unrecognized compensation expense and the LLC operating units were fully vested.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The Company has not recorded compensation expense related to the value units and none will be recognized on the value units until it becomes probable that an exit event (specifically, a change in control) will occur.

KAR Auction Services, Inc. Stock Incentive Plan

The Company adopted the KAR Auction Services, Inc. Stock Incentive Plan, “the Plan” in May 2007. The Plan was intended to provide equity incentive benefits to the Company employees. The maximum number of shares that were to be issued pursuant to awards under the Plan was approximately 7.9 million. The Plan provided for the grant of incentive stock options and non-qualified stock options and restricted stock. Awards granted since the adoption of the Plan were non-qualified stock options, and no further grants will be awarded under the Plan.

The Plan provided two types of stock options: service-related options, which were to vest ratably in four annual installments from the date of grant based upon the passage of time, and performance-related “exit” options, which were generally to become exercisable upon a change in equity control of KAR LLC. Under the exit options, in addition to the change in equity control requirement, the number of options that vest were to be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to a minimum internal rate of return at the time of change in equity control. All vesting criteria was subject to continued employment with KAR LLC or affiliates thereof. Options were to be granted under the Plan at an exercise price of not less than the fair market value of a share of KAR Auction Services common stock on the date of grant and have a contractual life of ten years. In the event of a change in control, any unvested options were to become fully vested and cashed out. In August 2007, we granted approximately 1.6 million service options and 4.9 million exit options, with an exercise price of $10 per share, under the Plan. In 2008, we granted approximately 0.2 million service options and 0.6 million exit options, with a weighted average exercise price of $16.47 per share. In 2009, we granted 0.2 million service options and 0.5 million exit options, with an exercise price of $10 per share.

On December 10, 2009, in conjunction with the initial public offering, all outstanding service options became fully vested and exercisable. In addition, the vesting criteria and exercisability of the exit options was modified. The board amended the terms of all exit options to substitute the existing criteria governing the exercisability of the exit options with criteria governing exercisability based on the price per share of our common stock. Accordingly, rather than vest upon the achievement of certain specified performance goals at the time of an exit event, the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan vest as follows:

Amount Vested	Conditions to Vesting
25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $20.00*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $25.00*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $30.00*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $35.00*

*

Additional conditions to vesting: (ii) the price of the Company’s common stock on the last trading day of a 90 consecutive trading day period must be greater than or equal to 85% of $20.00, $25.00, $30.00 or $35.00,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

respectively; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

For purposes of determining the conditions to vesting, the “fair market value” of any share of Company common stock, on any date of determination, shall be the average for 90 consecutive trading days prior to such date of determination of the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.

The following table summarizes service option activity under the Plan for the year ended December 31, 2009:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	3,124,496	$7.69
Granted	182,697	10.00
Exercised	—	N/A
Forfeited	(57,488)	12.74
Cancelled	(26,125)	9.52

Outstanding at December 31, 2009	3,223,580	$7.70	6.1 years	$20.0

Exercisable at December 31, 2009	3,223,580	$7.70	6.1 years	$20.0

The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2009. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services’ closing stock price of $13.79 on December 31, 2009. The fair value of all vested and exercisable service options at December 31, 2009 and 2008 was $44.5 million and $18.2 million.

In accordance with ASC 718, we determined the fair value of all service options at the date of the modification using the Black-Scholes option pricing model. The fair value of the modified service options was approximately $19.6 million. We recognized compensation expense for the service options of approximately $7.8 million for the year ended December 31, 2009. Since the service options became fully vested in December 2009, we recorded the difference between the modified fair value of the awards and the cumulative compensation expense previously recognized. The Company recorded compensation expense of $2.0 million and $0.9 million for the service options for the years ended December 31, 2008 and 2007. As of December 31, 2009, there was no unrecognized compensation expense related to nonvested service options.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

With the exception of the period of time between February 2009 and December 10, 2009, service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service period, using the straight-line attribution method. The weighted average fair value of the service options granted was $3.22 per share, $4.66 per share and $3.57 per share for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average fair value of all service options modified on December 10, 2009 was $6.09 per share. The fair value of service options granted, as well as service options modified on December 10, 2009, was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2009	2008	2007
Risk-free interest rate	0.32% – 2.205%	1.735% – 2.935%	4.255%
Expected life	1 – 5 years	4 years	4 years
Expected volatility	38.0%	38.0%	38.0%
Dividend yield	0%	0%	0%

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant (or date of modification) having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected life—years – This is the period of time over which the options granted are expected to remain outstanding. Options granted by KAR Auction Services had a maximum term of ten years. An increase in the expected life will increase compensation expense.

Expected volatility – Actual changes in the market value of stock are used to calculate the volatility assumption. As KAR Auction Services had no publicly traded equity securities at the time of the grants, the expected volatility used was determined based on an examination of the historical volatility of the stock price of ADESA, the volatility of selected comparable companies and other relevant factors. An increase in the expected volatility will increase compensation expense.

Dividend yield – This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

The following table summarizes exit option activity under the Plan for the year ended December 31, 2009:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	5,666,500	$10.23
Granted	548,090	10.00
Exercised	—	N/A
Forfeited	(228,845)	12.12
Cancelled	—	N/A

Outstanding at December 31, 2009	5,985,745	$10.12	7.7 years	$23.1

The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2009. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services’ closing stock price of $13.79 on December 31, 2009.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The requisite service period and the fair value of the exit options at the date of the modification were developed in consultation with independent valuation specialists. The weighted average fair value of all exit options modified on December 10, 2009 was $6.96 per share, and the fair value of the modified exit options was approximately $10.4 million. The time horizons over which our stock price is projected to achieve the market conditions noted in the above tables ranges from 1.2 years to 3.9 years. As a result, compensation expense will be recognized over the derived service periods ranging from 1.2 years to 3.9 years. We recognized compensation expense for these exit options of approximately $0.2 million for the year ended December 31, 2009. As the ultimate exercisability of the exit options was contingent upon an event (specifically, a change in control) prior to modification on December 10, 2009, there was no compensation expense recognized in 2008 or 2007. As of December 31, 2009, there was approximately $10.2 million of total unrecognized compensation expense related to the nonvested exit options.

KAR LLC Override Units

Prior to December 10, 2009, KAR LLC owned 100% of the outstanding shares of KAR Auction Services. The KAR LLC operating agreement provides for override units in KAR LLC to be granted and held by certain designated employees of the Company. Upon an exit event as defined by the KAR LLC operating agreement, and at any other time determined by the board, holders of the override units will receive a cash distribution from KAR LLC.

Two types of override units were created by the KAR LLC operating agreement: (1) operating units, which vest in four equal installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which are eligible for distributions upon attaining certain performance hurdles. The number of value units eligible for distributions will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors’ achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to an internal rate of return minimum at the time of distribution.

There were approximately 0.1 million operating units awarded and 0.4 million value units awarded to employees of the Company in June 2007 with a strike price equal to $100 for the override units. The following table summarizes the KAR LLC override unit activity for the year ended December 31, 2009:

Override Units:	Operating Units	Value Units
Outstanding at January 1, 2009	121,046	363,139
Granted	—	—
Forfeited	—	—

Outstanding at December 31, 2009	121,046	363,139

The grant date fair value of the operating units and value units was $36.90 and $45.21, respectively. The fair value of each operating unit was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each value unit was estimated on the date of grant using a lattice-based valuation model.

The compensation expense of KAR LLC, which is for the benefit of Company employees, will result in a capital contribution from KAR LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the straight-line attribution method and resulted in $1.0 million for the period April 20, 2007 through December 31, 2007. The $1.0 million of compensation expense was

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

reversed for the year ended December 31, 2008 as the fair value of the operating units declined. Compensation expense for the year ended December 31, 2009 was $ 4.2 million. As of December 31, 2009, there was approximately $2.4 million of unrecognized compensation expense related to nonvested operating units which is expected to be recognized over a term of 1.5 years.

The Company has not recorded compensation expense related to the value units and none will be recognized until it becomes probable that the performance conditions associated with the value units will be achieved.

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan

We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (“Omnibus Plan”) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is approximately 6.5 million. The Omnibus Plan provides for the grant of options, restricted stock, stock appreciation rights, other stock-based awards and cash based awards. No awards were granted under the Omnibus Plan in 2009.

KAR Auction Services, Inc. Employee Stock Purchase Plan

Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan (“ESPP”) in December 2009 and expect the ESPP to be implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at December 31, 2009, 1,000,000 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant’s combined payroll deductions and cash payments in the ESPP may not exceed $25 thousand per year.

Note 5 – Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share (in millions except per share amounts):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Net income (loss)	$23.2	$(216.2)	$(38.3)

Weighted average common shares outstanding	108.0	106.9	106.7
Effect of dilutive stock options	0.1	—	—

Weighted average common shares outstanding and assumed conversions	108.1	106.9	106.7

Net earnings (loss) per share—basic and diluted	$0.21	$(2.02)	$(0.36)

Basic earnings (loss) per share was calculated by dividing net income/(loss) by the weighted-average number of outstanding common shares for the period. Diluted earnings (loss) per share was calculated consistent with basic earnings per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on earnings (loss) per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculations. Approximately 0.6 million options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2009. Total options outstanding at December 31, 2009, 2008 and 2007 were 9.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

million, 8.8 million and 8.7 million. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted earnings per share for the years ended December 31, 2008 and 2007 because to do so would have been antidilutive based on the year-to-date losses.

Note 6 – Self Insurance Reserves

We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers’ compensation claims. We purchase individual stop-loss coverage that limits the exposure on individual claims. We also purchase aggregate stop-loss insurance coverage that limits the total exposure to overall automobile, general liability and workers’ compensation claims. The cost of the stop-loss insurance is expensed over the contract periods. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. Accrued medical benefits and workers’ compensation expenses are included in “Accrued employee benefits and compensation expenses” while accrued automobile and general liability expenses are included in “Other accrued expenses.”

The following is a summary of the changes in the reserves for self-insurance (in millions):

	Year Ended December 31,
	2009	2008
Balance at beginning of period	$23.8	$23.4
Net payments	(46.9)	(47.7)
Expense	49.2	48.1

Balance at end of period	$26.1	$23.8

Individual stop-loss coverage for medical benefits was $0.2 million for both 2009 and 2008. There was no aggregate stop-loss for medical benefits in either year. Individual stop-loss coverage for automobile, general liability and workers’ compensation claims was $0.5 million for both the 2009 and 2008 policy years. The aggregate stop-loss for the combined automobile, general liability and workers’ compensation program was $20.0 million for both the 2009 and 2008 policy years.

Note 7 – Allowance for Credit Losses and Doubtful Accounts

The following is a summary of the changes in the allowance for credit losses related to finance receivables held for investment (in millions):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Allowance for Credit Losses
Balance at beginning of period	$6.3	$7.5	$7.3
Provision for credit losses	1.8	1.3	1.1
Recoveries	0.4	0.3	0.4
Less charge-offs	(2.8)	(2.4)	(1.5)
Other	0.2	(0.4)	0.2

Balance at end of period	$5.9	$6.3	$7.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

AFC’s allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries. Additionally, an accrued liability of $2.4 million and $3.0 million for estimated losses for loans sold by AFC Funding was recorded at December 31, 2009 and 2008. These loans were sold to a bank conduit facility with recourse to AFC Funding and will come back on the balance sheet of AFC Funding at fair market value if they prove to become ineligible under the terms of the collateral arrangement with the bank conduit facility. The allowance for credit loss activity above does not include the losses incurred when receivables repurchased from the bank conduit facility are recorded at fair value as they come back on our balance sheet, which is discussed further in Note 8.

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Allowance for Doubtful Accounts
Balance at beginning of period	$10.8	$6.3	$5.2
Provision for credit losses	1.1	8.1	2.1
Less net charge-offs	(5.0)	(3.6)	(1.0)

Balance at end of period	$6.9	$10.8	$6.3

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 8 – Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. Receivables that AFC Funding sells to the bank conduit facility qualify for sales accounting for financial reporting purposes pursuant to ASC 860, Transfers and Servicing, and as a result are not reported on our consolidated balance sheet.

On January 30, 2009, AFC and AFC Funding Corporation entered into an amendment to the Receivables Purchase Agreement with the other parties named therein. The aggregate maximum commitment of the purchasers is $450 million. In addition, the calculation of the purchasers’ participation was amended, reducing the amount received by AFC Funding Corporation upon the sale of an interest in the receivables to the purchasers. AFC Funding Corporation had committed liquidity of $450 million and $600 million at December 31, 2009 and 2008.

At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. At December 31, 2008, AFC managed total finance receivables of $506.6 million, of which $436.5 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

conduit facility with recourse totaling $367.0 million and $298.0 million at December 31, 2009 and 2008. Finance receivables include $24.6 million and $6.6 million classified as held for sale which are recorded at lower of cost or fair value, and $131.6 million and $158.6 million classified as held for investment at December 31, 2009 and 2008. Finance receivables classified as held for investment include $25.7 million and $69.8 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009 and 2008. The face amount of these receivables was $27.5 million and $78.7 million at December 31, 2009 and 2008.

AFC’s allowance for losses of $5.9 million and $6.3 million at December 31, 2009 and 2008, included an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million and $3.0 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009 and 2008. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and will come back on the balance sheet of the special purpose subsidiary at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility.

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

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC and AFC Funding Corporation must maintain certain financial covenants including, among others, limits on the amount of debt AFC can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreement also incorporates the financial covenants of our credit facility. At December 31, 2009, we were in compliance with the covenants in the securitization agreement.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2009			December 31, 2008
	Principal Amount of:			Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2009	Receivables	Receivables Delinquent	Net Credit Losses During 2008
Floorplan receivables	$145.9	$1.6	$2.5	$151.2	$7.4	$1.9
Special purpose loans	10.3	3.4	—	14.0	7.1	0.2

Finance receivables held	$156.2	$5.0	$2.5	$165.2	$14.5	$2.1

Receivables sold	367.0			298.0

Retained interests in finance receivables sold	89.8			43.4

Total receivables managed	$613.0			$506.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The net credit losses for receivables sold approximated $22.9 million, $44.0 million and $15.5 million for the years ended December 31, 2009, December 31, 2008 and the period April 20 through December 31, 2007.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Proceeds from sales of finance receivables	$3,215.1	$4,169.0	$3,456.6
Servicing fees received	10.4	17.0	12.1
Proceeds received on retained interests in finance receivables sold	84.5	104.3	87.6

Our retained interests in finance receivables sold, including a nominal interest only strip, amounted to $89.8 million and $43.4 million at December 31, 2009 and 2008. Sensitivities associated with our retained interests were insignificant at all periods presented due to the short-term nature of the asset.

We completed an agreement for the securitization of AFC’s Canadian receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million. The agreement expires on April 20, 2012.

Note 9 – Goodwill and Other Intangible Assets

Goodwill consisted of the following (in millions):

	ADESA Auctions	IAAI	AFC	Total
Balance at December 31, 2007	$806.7	$452.4	$358.5	$1,617.6
Increase for acquisition activity	17.4	52.1	—	69.5
Impairment	—	—	(161.5)	(161.5)
Other	0.7	(0.9)	(0.7)	(0.9)

Balance at December 31, 2008	$824.8	$503.6	$196.3	$1,524.7
Increase for acquisition activity	1.3	1.6	—	2.9
Other	0.5	—	—	0.5

Balance at December 31, 2009	$826.6	$505.2	$196.3	$1,528.1

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. At December 31, 2008, there was $1,524.7 million of goodwill recorded on our consolidated balance sheet that was recorded as a result of the merger transactions, post merger acquisitions and contingent consideration related to prior year acquisitions. Goodwill decreased in 2008 as a result of an impairment charge taken at AFC partially offset by increases for 2008 acquisitions and contingent consideration related to prior year acquisitions. Goodwill increased in 2009 primarily as a result of contingent consideration related to prior year acquisitions.

We test goodwill for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In the third quarter of 2008, a noncash goodwill impairment charge of approximately $161.5 million was recorded in the AFC reporting unit. AFC and its customer dealer base were

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

negatively impacted in 2008 by the state of the overall economy and in particular the severe pressures which impacted the automotive and finance industries. As a result of reduced interest rate spreads and increased risk associated with lending in the automotive industry at the time, AFC tightened credit policies and experienced a decline in its portfolio of finance receivables. These factors contributed to lower operating profits and cash flows at AFC throughout 2008 as compared to 2007. Based on this trend, the forecasted performance was revised and the fair value of the reporting unit declined. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

A summary of customer relationships is as follows (in millions):

		December 31, 2009			December 31, 2008
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	11-19	$936.0	$(182.7)	$753.3	$917.2	$(111.4)	$805.8

The decrease in customer relationships in 2009 was primarily related to the amortization of existing customer relationships, partially offset by an increase in customer relationships as a result of changes in the Canadian exchange rate.

A summary of other intangibles is as follows (in millions):

		December 31, 2009			December 31, 2008
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	Indefinite	$187.5	—	$187.5	$187.5	—	$187.5
Computer software	3 – 7	126.3	(47.3)	79.0	99.3	(22.6)	76.7
Covenants not to compete	1 – 5	15.9	(15.6)	0.3	15.8	(15.3)	0.5

Total		$329.7	$(62.9)	$266.8	$302.6	$(37.9)	$264.7

Other intangibles increased in 2009 primarily as a result of computer software additions.

We test tradenames for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. As discussed above, AFC and its customer dealer base were negatively impacted in 2008 by the state of the overall economy and in particular the severe pressures which impacted the automotive and finance industries. As a result, in the third quarter of 2008, a noncash tradename charge of approximately $2.9 million was recorded in the AFC reporting unit, reducing its carrying value of $11.6 million to its fair value of $8.7 million. The fair value of the tradename was estimated using the royalty savings method, a form of the income approach.

Amortization expense for customer relationships and other intangibles was $90.1 million and $90.0 million for the years ended December 31, 2009 and 2008, and $60.7 million for the period April 20, 2007 through December 31, 2007. Estimated amortization expense for the next five years is $94.7 million for 2010, $95.1 million for 2011, $82.1 million for 2012, $74.5 million for 2013 and $72.5 million for 2014.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 10 – Property and Equipment

Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2009	2008
Land		$260.0	$253.7
Buildings	3 – 40	215.7	187.7
Land improvements	1 – 20	118.9	98.4
Building and leasehold improvements	1 – 33	139.2	127.7
Furniture, fixtures and equipment	1 – 10	148.1	110.0
Vehicles	1 – 6	7.8	13.3
Construction in progress		26.9	84.5

		916.6	875.3
Accumulated depreciation		(233.4)	(153.6)

Property and equipment, net		$683.2	$721.7

Depreciation expense for the year ended December 31, 2009, December 31, 2008 and the period April 20, 2007 through December 31, 2007 was $82.3 million, $92.8 million and $65.9 million, respectively.

In 2009 and 2008, IAAI acquired furniture, fixtures and equipment by undertaking capital lease obligations. The assets included above under the capital leases are summarized below (in millions):

	December 31,
Classes of Property	2009	2008
Furniture, fixtures and equipment	$14.3	$11.0
Accumulated depreciation	(3.4)	(1.0)

Capital lease assets	$10.9	$10.0

Assets held under the capital leases were depreciated in a manner consistent with our depreciation policy for owned assets.

Note 11 – Long-Term Debt

Long-term debt consisted of the following (in millions):

			December 31,
	Interest Rate	Maturity	2009	2008
Term Loan B	LIBOR + 2.75% (1)	October 19, 2013	$1,247.9	$1,497.9
$250 million revolving credit facility	LIBOR + 2.75% (1)	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	425.0	425.0
Canadian line of credit	Prime + 1.75%	August 31, 2010	—	4.5

Total debt			2,272.9	2,527.4
Less current portion of long-term debt			225.6	4.5

Long-term debt			$2,047.3	$2,522.9

(1)	Effective December 10, 2009, the interest rate increased from LIBOR + 2.25% to LIBOR + 2.75%.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The weighted average interest rate on our variable rate debt was 3.1% and 6.1% at December 31, 2009 and 2008, respectively, and the weighted average interest rate on all borrowings was 5.5% and 7.2% at December 31, 2009 and 2008, respectively.

Credit Facilities

As part of the merger transactions, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. There were no borrowings under the revolver at December 31, 2009 or 2008, although we did have related outstanding letters of credit in the aggregate amount of $31.7 million and $29.3 million at December 31, 2009 and 2008, which reduce the amount available for borrowings under our credit facility.

On October 23, 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, we paid an amendment fee of 25 basis points to approving lenders, based on commitments outstanding as of October 23, 2009, on the effective date of the amendment. The amendment became effective with the satisfaction of certain conditions precedent, including the consummation of our initial public offering and the prepayment of $250 million or more of the term loan. The amendment (i) allowed KAR LLC to own less than 100% of our outstanding capital stock, (ii) permitted us to use proceeds from the initial public offering and any future offering of common stock plus unrestricted cash on hand at the time of the initial public offering to repay, redeem, repurchase or defease, or segregate funds with respect to, one or more of our senior subordinated notes, fixed senior notes and floating senior notes and (iii) permitted us to pay accelerated management fees to our Equity Sponsors in connection with the termination of our ongoing financial advisory fees with them. In addition, the following revisions, among others, occurred:

•	availability of borrowings under the revolving credit facility were reduced by $50 million to $250 million;

•	the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%; and

•	the pricing grid of both facilities was eliminated.

The term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principal amount, with the balance payable at maturity. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and, (ii) for any fiscal year ending on or after December 31, 2008, any excess cash flow as defined, subject to reduction based on our achievement of specified consolidated senior leverage ratios as defined in the Credit Agreement. If there is any excess cash flow, as defined in the loan documents for our senior secured credit facility, we shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. There were no excess cash flow payments, as defined, due for the years ended December 31, 2009 or 2008.

In accordance with the terms in the Credit Agreement, we prepaid approximately $51.5 million of the term loan during 2008 as a result of certain asset sales. In addition, as part of the amendment to the Credit Agreement, we prepaid $250 million of the term loan in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no further scheduled quarterly installments due on the term loan and the remaining balance is due at maturity (October 19, 2013). Furthermore, in accordance with terms of the Company’s Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables, as discussed in Note 8, were used to repay $28.3 million of the Company’s term loan in February 2010.

The senior secured credit facilities are guaranteed by KAR LLC and each of our direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and our capital stock and that of each of our direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The terms of the Credit Agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement also includes covenants that, among other things, limit or restrict us and our subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at December 31, 2009 or 2008. We were in compliance with the covenants in the credit facility at December 31, 2009.

Senior Notes

As part of the merger transactions, we issued $450.0 million of 8  3/4 % senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. The floating rate notes were non-callable for two years, after which they became callable at a premium declining ratably to par at the end of year four. Interest on the floating rate notes is payable quarterly in arrears and commenced on August 1, 2007. The fixed rate notes are non-callable for three years, after which they are callable at a premium declining ratably to par at the end of year six. Interest on both the fixed rate notes and the senior subordinated notes is payable semi-annually in arrears, and commenced on November 1, 2007.

In connection with our initial public offering, we conducted a cash tender offer for certain of the notes described above. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes were accepted for prepayment. In January 2010, we prepaid approximately $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. This amount was included in “Current maturities of long-term debt” on the consolidated balance sheet at December 31, 2009. We expect to incur a loss on the extinguishment of the notes of approximately $25.1 million in the first quarter of 2010.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Canadian Line of Credit

On August 31, 2009, we entered into a Second Amendment to the line of credit available to ADESA Canada. Pursuant to the Second Amendment, the line of credit was reduced from C$8 million to C$4 million. In addition, the line of credit bears interest at a rate equal to the prime rate plus 175 basis points. There were no borrowings under the Canadian line of credit at December 31, 2009 and there were $4.5 million in borrowings at December 31, 2008. There were related letters of credit outstanding totaling approximately C$1.8 million and C$2.5 million at December 31, 2009 and December 31, 2008, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies and is secured by a first priority security interest in the obligor’s accounts receivable.

Future Principal Payments

At December 31, 2009 aggregate future principal payments on long-term debt are as follows (in millions):

2010	$225.6
2011	—
2012	—
2013	1,247.9
2014	600.0
Thereafter	199.4

$2,272.9

Note 12 – Financial Instruments

Our derivative activities are initiated within the guidelines of documented corporate risk management policies. We do not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. The Credit Agreement of KAR Auction Services required that interest on at least 50% of the aggregate principal amount of the notes and the term loans be fixed by means of interest rate protection for an initial period of not less than 2 years. As such, in July 2007, we entered into an interest rate swap agreement with a notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility. The interest rate swap agreement effectively resulted in a fixed LIBOR interest rate of 5.345% on $800 million of the Term Loan B credit facility and matured on June 30, 2009.

In May 2009, we entered into an interest rate swap agreement with a notional amount of $650 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, matures on June 30, 2012 and effectively results in a fixed LIBOR interest rate of 2.19% on $650 million of the Term Loan B credit facility. We are exposed to credit loss in the event of non-performance by the counterparty; however, non-performance is not anticipated.

In May 2009, we also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

one-month LIBOR exceeds 2.5%. The interest rate cap relates to a portion of the variable rate debt that is not covered by our interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matures on June 30, 2011. The initial $1.3 million investment is recorded in “Other assets” on the consolidated balance sheet and is being amortized over the life of the interest rate cap to interest expense. We are exposed to credit loss in the event of non-performance by the counterparty; however, non-performance is not anticipated.

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, we have designated our interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts we would receive or pay to terminate the agreements at the reporting date. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$800 million notional interest rate swap	Other assets	N/A	Other assets	$—	Other accrued expenses	N/A	Other accrued expenses	$16.3
$650 million notional interest rate swap	Other assets	$—	Other assets	N/A	Other accrued expenses	$8.7	Other accrued expenses	N/A
$250 million notional interest rate cap	Other assets	$0.6	Other assets	N/A	Other accrued expenses	$—	Other accrued expenses	N/A

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in 2009, 2008 or 2007. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded in “Other comprehensive income.” Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. At December 31, 2008, there was a net unrealized loss totaling $10.3 million, net of tax benefits of $6.0 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,			Year Ended December 31,
	2009	2008		2009	2008
$800 million notional interest rate swap	$16.3	$1.5	Interest expense	$(16.1)	$(14.8)
$650 million notional interest rate swap	$(8.7)	N/A	Interest expense	$(6.4)	N/A
$250 million notional interest rate cap	$(0.4)	N/A	N/A	$—	N/A

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate swap agreements. We maintain cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. We monitor the creditworthiness of customers to which we grant credit terms in the normal course of business. In the event of nonperformance by counterparties to financial instruments we are exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

Financial Instruments

The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.

The fair value of our notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to us for notes of similar maturities. As of December 31, 2009, the fair value of our notes receivable approximated the carrying value.

As of December 31, 2009 and 2008, the estimated fair value of our long-term debt amounted to $2,226.0 million and $1,219.4 million, respectively. The estimates of fair value are based on the market prices for our publicly-traded debt as of December 31, 2009 and 2008. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 13 – Leasing Agreements

We lease property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with ASC 840, Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in “Other liabilities” on the consolidated balance sheet.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

We also lease furniture, fixtures and equipment under capital leases. The economic substance of the leases is that we are financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and liabilities. The capital lease liabilities are included in “Other accrued expenses” and “Other liabilities” on the consolidated balance sheet. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2009 are as follows (in millions):

	Operating Leases	Capital Leases
2010	$72.7	$4.3
2011	67.5	3.8
2012	64.0	3.1
2013	60.8	2.0
2014	56.5	0.4
Thereafter	565.5	—

	$887.0	$13.6

Less: interest portion of capital leases		2.6

Total		$11.0

Total lease expense for the year ended December 31, 2009, December 31, 2008 and the period April 20, 2007 through December 31, 2007 was $86.5 million, $73.7 million and $42.3 million.

Sale-Leaseback Transaction

On September 4, 2008, certain subsidiaries of KAR Auction Services, Inc., referred to as the “ADESA Entities”, entered into a transaction with subsidiaries of First Industrial Realty Trust, Inc. (“First Industrial”) to sell and simultaneously lease back to the ADESA Entities the interest of the ADESA Entities in the land (and improvements on a portion of the San Diego site) at eight vehicle auction sites. The closing of the sale-leaseback of seven of the eight locations occurred on September 4, 2008. The initial transaction included four sites in California (Tracy, San Diego, Mira Loma and Sacramento), and single sites in Houston, Texas, Auburn, Washington and Bradenton, Florida. A separate transaction for the Fairburn, Georgia location closed on October 3, 2008. The properties continue to house ADESA’s used vehicle auctions.

The aggregate sales price for the ADESA Entities’ interest in the subject properties was $81.9 million. We received net cash proceeds of approximately $73.1 million from the closing of the sale-leaseback of the first seven locations on September 4, 2008. In addition, we received net cash proceeds of approximately $7.4 million from the closing of the separate transaction in Fairburn, Georgia on October 3, 2008. The transactions resulted in a net loss of $10.7 million which has been recorded in “Selling, general and administrative” expenses on the consolidated statement of operations for the year ended December 31, 2008. We utilized 50% of the net proceeds to prepay the term loan in accordance with the terms of our Credit Agreement.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

We entered into guaranties (the “Guaranties”) to guarantee the obligations of the ADESA Entities with respect to the leases. Under the Guaranties, we agreed to guarantee the payment of all rent, sums and charges of every type and nature payable by the applicable tenant under its lease, and the performance of all covenants, terms, conditions, obligations and agreements to be performed by the applicable tenant under its lease.

Note 14 – Income Taxes

The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Income (loss) before income taxes:
Domestic	$(11.7)	$(274.7)	$(72.4)
Foreign	46.0	27.1	24.1

Total	$34.3	$(247.6)	$(48.3)

Income tax expense (benefit):
Current:
Federal	$(2.8)	$7.3	$1.6
Foreign	20.0	15.3	8.6
State	2.7	1.6	1.6

Total current provision	19.9	24.2	11.8

Deferred:
Federal	(2.2)	(46.1)	(17.9)
Foreign	(6.3)	(5.6)	(2.7)
State	(0.3)	(3.9)	(1.2)

Total deferred provision	(8.8)	(55.6)	(21.8)

Income tax expense (benefit)	$11.1	$(31.4)	$(10.0)

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Statutory rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net	6.9%	(0.3)%	0.8%
Reserves for tax exposures	(13.8)%	0.8%	2.6%
International operations	(5.6)%	0.5%	5.2%
Stock-based compensation	8.6%	(0.8)%	4.2%
Intangible impairment charge	—	22.8%	—
Other, net	1.3%	(0.7)%	1.5%

Effective rate	32.4%	(12.7)%	(20.7)%

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

During the 2007 period, the effective tax rate was adversely impacted by foreign repatriations and certain stock-based compensation. During the 2008 year, the effective rate was adversely impacted by the non-deductible impairment charge for various intangible assets at AFC as discussed in Note 9. During the 2009 year, the effective tax rate benefited from lower tax rates in foreign jurisdictions and the release of tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. The benefit was partially offset by the impact of nondeductible stock compensation expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2009	2008
Gross deferred tax assets:
Allowances for trade and finance receivables	$6.9	$10.8
Accruals and liabilities	24.1	21.0
Employee benefits and compensation	19.8	13.0
Interest rate swap	3.5	6.0
Net operating loss carryforwards	36.7	52.4
Investment basis difference	4.0	4.3
Other	3.1	1.7

Total deferred tax assets	98.1	109.2

Deferred tax asset valuation allowance	(8.7)	(10.6)

Total	89.4	98.6

Gross deferred tax liabilities:
Property and equipment	(12.4)	(13.9)
Goodwill and intangible assets	(367.2)	(376.2)
Other	(0.7)	(1.1)

Total	(380.3)	(391.2)

Net deferred tax liabilities	$(290.9)	$(292.6)

The gross tax benefit from state and federal net operating loss carryforwards expire as follows (in millions):

2010	$—
2011	0.6
2012	0.4
2013	0.3
2014	0.1
2015 to 2028	35.3

$36.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Undistributed earnings of our foreign subsidiaries were approximately $107.6 million, $55.6 million and $32.0 million in 2009, 2008 and 2007. Because these amounts have been or will be reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings.

We received federal income tax refunds, net of federal income tax payments, of $2.8 million in 2009. We made federal income tax payments, net of federal income tax refunds, of $3.2 million and ($0.1) million in 2008 and 2007. State and foreign income taxes paid by us, net of refunds, totaled $21.6 million, $18.2 million and $18.2 million in 2009, 2008 and 2007.

We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2009	2008
Balance at beginning of period	$31.1	$27.0
Increase in tax positions related to acquisitions	—	1.9
Increase in prior year tax positions	—	5.0
Decrease in prior year tax positions	(0.1)	(0.4)
Increase in current year tax positions	0.8	1.6
Settlements	(0.6)	—
Lapse in statute of limitations	(4.8)	(4.0)

Balance at end of period	$26.4	$31.1

There are no unrecognized tax benefits at the end of 2009 and 2008 that, if recognized, would be recorded as an adjustment to goodwill.

We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $3.4 million, $4.0 million and $3.6 million in 2009, 2008 and 2007 associated with interest and penalties, net of tax.

The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Australia and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2005.

A number of foreign and state examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $8.2 million.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 15 – Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Net income (loss)	$23.2	$(216.2)	$(38.3)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	36.4	(49.8)	38.2
Unrealized gain (loss) on interest rate derivatives	4.6	1.0	(11.3)
Unrealized gain (loss) on postretirement benefit obligation	(0.1)	0.2	0.2

Comprehensive income (loss)	$64.1	$(264.8)	$(11.2)

The composition of “Accumulated other comprehensive income” at December 31, 2009, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $5.7 million, a $0.3 million unrealized gain on post-retirement benefit obligation and foreign currency translation gain of $24.8 million. The composition of “Accumulated other comprehensive loss” at December 31, 2008, net of related tax effects, consisted of the net unrealized loss on the interest rate derivative of $10.3 million, a $0.4 million unrealized gain on post-retirement benefit obligation and foreign currency translation loss of $11.6 million.

Note 16 – Fair Value Measurements

We apply ASC 820, Fair Value Measurements and Disclosures, to our financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

•

Level 3 – Unobservable inputs that are based on our assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include instruments for which the determination of fair value requires significant management judgment or estimation.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$89.8	$—	$—	$89.8
Interest rate cap	0.6	—	0.6	—
Liabilities:
Interest rate swap	$8.7	$—	$8.7	$—

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$43.4	$—	$—	$43.4
Liabilities:
Interest rate swap	$16.3	$—	$16.3	$—

Retained Interest – Representative of the retained interests in finance receivables sold. The fair value of the retained interests is based upon our estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate. The recorded fair value, however, requires significant management judgment or estimation and may not necessarily represent what we would receive in an actual sale of the receivables.

Interest Rate Swaps – Under the interest rate swap agreements, we pay a fixed LIBOR rate on a notional amount and receive a variable LIBOR rate which effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate swaps is based on quoted market prices for similar instruments from a commercial bank.

Interest Rate Cap – Under the interest rate cap agreement, we will receive interest on a notional amount when one-month LIBOR exceeds 2.5%. This agreement effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate cap is based on quoted market prices for similar instruments from a commercial bank.

Note 17 – Segment Information

ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. We have three reportable business segments: ADESA Auctions, IAAI and AFC. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

ADESA Auctions encompasses all wholesale auctions throughout North America (U.S. and Canada). ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

IAAI encompasses all salvage auctions throughout North America (U.S. and Canada). IAAI provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. As such, IAAI relates to total loss vehicle remarketing, including auction services, remarketing, or make ready services. All are interrelated, synergistic elements along the total loss vehicle remarketing chain.

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

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$1,088.5	$553.1	$88.0	$—	$1,729.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	615.4	352.1	29.8	—	997.3
Selling, general and administrative	207.1	65.5	11.6	80.4	364.6
Depreciation and amortization	88.4	58.3	24.7	1.0	172.4

Total operating expenses	910.9	475.9	66.1	81.4	1,534.3

Operating profit (loss)	177.6	77.2	21.9	(81.4)	195.3

Interest expense	0.7	1.4	—	170.5	172.6
Other (income) expense, net	(2.4)	(2.4)	1.2	(8.0)	(11.6)
Intercompany expense (income)	28.9	36.2	(6.8)	(58.3)	—

Income (loss) before income taxes	150.4	42.0	27.5	(185.6)	34.3

Income taxes	56.0	16.2	8.4	(69.5)	11.1

Net income (loss)	$94.4	$25.8	$19.1	$(116.1)	$23.2

Assets	$1,989.6	$1,170.7	$654.1	$436.9	$4,251.3

Capital expenditures	$43.4	$20.6	$1.6	$—	$65.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2008 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$1,123.4	$550.3	$97.7	$—	$1,771.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	654.9	362.9	35.2	—	1,053.0
Selling, general and administrative	244.2	70.1	14.6	54.8	383.7
Depreciation and amortization	93.2	61.6	25.3	2.7	182.8
Goodwill and other intangibles impairment	—	—	164.4	—	164.4

Total operating expenses	992.3	494.6	239.5	57.5	1,783.9

Operating profit (loss)	131.1	55.7	(141.8)	(57.5)	(12.5)

Interest expense	1.3	0.3	—	213.6	215.2
Other (income) expense, net	(0.8)	1.5	—	19.2	19.9
Intercompany expense (income)	44.4	38.4	(0.7)	(82.1)	—

Income (loss) before income taxes	86.2	15.5	(141.1)	(208.2)	(247.6)

Income taxes	33.7	6.3	10.2	(81.6)	(31.4)

Net income (loss)	$52.5	$9.2	$(151.3)	$(126.6)	$(216.2)

Assets	$2,205.0	$1,155.5	$672.5	$124.6	$4,157.6

Capital expenditures	$98.1	$30.6	$0.9	$—	$129.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Financial information regarding our reportable segments is set forth below for the period April 20, 2007 through December 31, 2007 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$677.7	$330.1	$95.0	$—	$1,102.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	386.1	219.0	22.3	—	627.4
Selling, general and administrative	142.8	44.9	10.7	44.0	242.4
Depreciation and amortization	64.6	40.0	17.8	4.2	126.6

Total operating expenses	593.5	303.9	50.8	48.2	996.4

Operating profit (loss)	84.2	26.2	44.2	(48.2)	106.4

Interest expense (income)	1.4	(0.2)	—	161.1	162.3
Other (income) expense, net	(4.4)	(0.4)	—	(2.8)	(7.6)
Intercompany expense (income)	20.2	22.2	1.1	(43.5)	—

Income (loss) before income taxes	67.0	4.6	43.1	(163.0)	(48.3)

Income taxes	30.0	2.4	17.2	(59.6)	(10.0)

Net income (loss)	$37.0	$2.2	$25.9	$(103.4)	$(38.3)

Assets	$2,182.8	$1,119.4	$960.3	$268.3	$4,530.8

Capital expenditures	$33.4	$28.6	$0.7	$—	$62.7

Geographic Information

Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,		For the Period April 20 – December 31, 2007
	2009	2008
Operating revenues
U.S.	$1,443.6	$1,468.5	$898.9
Foreign	286.0	302.9	203.9

	$1,729.6	$1,771.4	$1,102.8

	December 31,
	2009	2008
Long-lived assets
U.S.	$2,874.6	$3,157.8
Foreign	434.8	247.1

	$3,309.4	$3,404.9

No single customer accounted for more than ten percent of our total revenues.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Note 18 – Employee Benefit Plans

401(k) Plan

We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. Throughout 2007, ADESA matched 100 percent of the amounts contributed by each individual participant up to 3 percent of the participant’s compensation and 50 percent of the amounts contributed between 3 percent and 5 percent of the participant’s compensation. Throughout 2007, IAAI matched 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant’s compensation. We adopted the IAAI matching policy on January 1, 2008. Participants are 100 percent vested in the Company’s contributions. For the years ended December 31, 2009 and 2008 and the period April 20, 2007 through December 31, 2007, we contributed $6.6 million, $6.9 million and $4.0 million. Effective January 1, 2010, the matching policy was amended, and as a result the Company will match 50 percent of participant contributions up to 4%.

Postretirement Benefits

IAAI assumed the obligation for certain health care and death benefits for the retired employees of Underwriters Salvage Company (“USC”) in connection with the acquisition of the capital stock of USC in 1994.

KAR Auction Services, Inc. applies the applicable provisions of ASC 715, Compensation-Retirement Benefits. The guidance requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. ASC 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The net liability recognized in the balance sheet at December 31, 2009 and 2008 was $0.5 million. The amounts recognized as a charge against accumulated other comprehensive income in 2009 and 2008 were $0.5 million and $0.6 million, respectively.

Effective January 20, 1994, the date of the USC acquisition, IAAI discontinued future participation for active employees. The contribution for 2010 is not expected to exceed $0.1 million.

Note 19 – Related Party Transactions

Financial Advisory Agreements

The Equity Sponsors own the controlling interest in KAR LLC. Under the terms of the financial advisory agreements between the Equity Sponsors and KAR Auction Services, upon completion of the merger and contribution, we (1) paid the Equity Sponsors a total fee of $34.7 million and (2) commenced paying an annual financial advisory fee of $3.5 million, payable quarterly in advance to the Equity Sponsors (with the first such fee, prorated for the remainder of the then current quarter, paid at the closing of the merger), for services to be provided by each of the Equity Sponsors to us. In addition, we pay the Equity Sponsors travel expenses related to KAR Auction Services, pursuant to the terms contained in the financial advisory agreements. In connection with our initial public offering, we entered into a termination letter agreement with each of our Equity Sponsors (or their affiliates) pursuant to which the parties agreed to terminate the ongoing financial advisory fees described above. Pursuant to the terms of each such termination agreement, we paid the Equity Sponsors (or their affiliates) an aggregate fee of $10.5 million at the consummation of the initial public offering in December 2009. We paid the Equity Sponsors approximately $14.2 million, $3.7 million and $2.5 million related to the financial advisory fee (prorated for 2007) and travel expenses for the years ended December 31, 2009 and 2008 and the period April 20, 2007 through December 31, 2007.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Additionally, the financial advisory agreements provide that KAR Auction Services indemnify the Equity Sponsors and their respective officers, directors, partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) against any and all claims, losses and expenses as incurred arising in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger).

Stock Dividend

On June 14, 2007 the Board of Directors of KAR Auction Services, Inc. approved a stock split in the form of a stock dividend pursuant to which 0.00303915 shares of common stock were issued with respect to each share of common stock issued and outstanding on that date.

Towing and Transportation Services

In the ordinary course of business, we have received towing, transportation and recovery services from companies which are controlled by our chairman. Amounts paid to these companies were approximately $1.6 million, $1.6 million and $0.7 million for the years ended December 31, 2009 and 2008 and the period April 20, 2007 through December 31, 2007. The transportation services were provided at terms consistent with those of other providers of similar services.

Note 20 – Commitments and Contingencies

We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information become available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.

We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $1.1 million and $0.9 million at December 31, 2009 and 2008. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

We store a significant number of vehicles owned by various customers that are consigned to us to be auctioned. We are contingently liable for each consigned vehicle until the eventual sale or other disposition, subject to certain natural disaster exceptions. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These consigned vehicles are not included in the consolidated balance sheets.

In the normal course of business, we also enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers and others. These guarantees and indemnifications do not materially impact our financial condition or results of operations, but indemnifications associated with our actions generally have no dollar limitations and currently cannot be quantified.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

As noted above, we are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Such litigation is generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal and regulatory proceedings which could be material are discussed below.

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system.

Note 21 – Quarterly Financial Data (Unaudited)

Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2009 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$442.5	$439.1	$430.1	$417.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	268.9	246.6	239.6	242.2
Selling, general, and administrative expenses	85.8	87.1	101.4	90.3
Depreciation and amortization	46.0	42.3	41.6	42.5

Total operating expenses	400.7	376.0	382.6	375.0

Operating profit (loss)	41.8	63.1	47.5	42.9

Interest expense	46.6	46.9	39.3	39.8
Other (income) expense, net	1.7	(6.2)	(4.8)	(2.3)

Income (loss) before income taxes	(6.5)	22.4	13.0	5.4
Income taxes	(3.0)	9.6	4.4	0.1

Net income (loss)	$(3.5)	$12.8	$8.6	$5.3

Basic and diluted earnings (loss) per share of common stock	$(0.03)	$0.12	$0.08	$0.05

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

2008 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$462.1	$468.5	$444.6	$396.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)	265.6	265.9	261.4	260.1
Selling, general, and administrative expenses	95.9	96.6	92.7	98.5
Depreciation and amortization	47.3	45.0	45.0	45.5
Goodwill and other intangibles impairment	—	—	164.4	—

Total operating expenses	408.8	407.5	563.5	404.1

Operating profit (loss)	53.3	61.0	(118.9)	(7.9)

Interest expense	57.6	51.8	52.1	53.7
Other (income) expense, net	2.6	(1.8)	4.1	15.0

Income (loss) before income taxes	(6.9)	11.0	(175.1)	(76.6)
Income taxes	(3.7)	4.8	(5.2)	(27.3)

Net income (loss)	$(3.2)	$6.2	$(169.9)	$(49.3)

Basic and diluted earnings (loss) per share of common stock	$(0.03)	$0.06	$(1.59)	$(0.46)

Note 22 – Supplemental Guarantor Information

Our obligations related to our term loan, revolver, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets for the years ended December 31, 2009 and 2008, and the statements of operations and statements of cash flows for the years ended December 31, 2009, 2008 and 2007 for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,378.7	$350.9	$—	$1,729.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	848.1	149.2	—	997.3
Selling, general and administrative	26.5	292.3	45.8	—	364.6
Depreciation and amortization	—	149.9	22.5	—	172.4

Total operating expenses	26.5	1,290.3	217.5	—	1,534.3

Operating profit (loss)	(26.5)	88.4	133.4	—	195.3

Interest expense	113.1	55.0	4.5	—	172.6
Other (income) expense, net	—	(10.5)	(1.1)	—	(11.6)
Intercompany expense (income)	—	(16.0)	16.0	—	—

Income (loss) before income taxes	(139.6)	59.9	114.0	—	34.3

Income taxes	(49.6)	22.3	38.4	—	11.1

Net income (loss)	$(90.0)	$37.6	$75.6	$—	$23.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,391.9	$379.5	$—	$1,771.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	889.9	163.1	—	1,053.0
Selling, general and administrative	(0.4)	336.1	48.0	—	383.7
Depreciation and amortization	—	159.1	23.7	—	182.8
Goodwill and other intangibles impairment	—	164.4	—	—	164.4

Total operating expenses	(0.4)	1,549.5	234.8	—	1,783.9

Operating profit (loss)	0.4	(157.6)	144.7	—	(12.5)

Interest expense	144.9	56.6	13.7	—	215.2
Other (income) expense, net	—	20.7	(0.8)	—	19.9
Intercompany expense (income)	—	(30.4)	30.4	—	—

Income (loss) before income taxes	(144.5)	(204.5)	101.4	—	(247.6)

Income taxes	(56.6)	(11.8)	37.0	—	(31.4)

Net income (loss)	$(87.9)	$(192.7)	$64.4	$—	$(216.2)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Statement of Operations

For the Year ended December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$814.8	$288.0	$—	$1,102.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	516.6	110.8	—	627.4
Selling, general and administrative	9.2	202.6	30.6	—	242.4
Depreciation and amortization	—	110.2	16.4	—	126.6

Total operating expenses	9.2	829.4	157.8	—	996.4

Operating profit (loss)	(9.2)	(14.6)	130.2	—	106.4

Interest expense	117.5	33.6	11.2	—	162.3
Other (income) expense, net	—	(6.4)	(1.2)	—	(7.6)
Intercompany expense (income)	—	(15.8)	15.8	—	—

Income (loss) before income taxes	(126.7)	(26.0)	104.4	—	(48.3)

Income taxes (benefit)	(44.8)	3.1	31.7	—	(10.0)

Net income (loss)	$(81.9)	$(29.1)	$72.7	$—	$(38.3)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$339.8	$24.1	$—	$363.9
Restricted cash	—	3.7	5.6	—	9.3
Trade receivables, net of allowances	0.2	215.3	42.5	(7.6)	250.4
Finance receivables, net of allowances	—	2.9	147.4	—	150.3
Retained interests in finance receivables sold	—	—	89.8	—	89.8
Deferred income tax assets	1.4	35.9	—	—	37.3
Other current assets	0.2	37.4	3.3	—	40.9

Total current assets	1.8	635.0	312.7	(7.6)	941.9

Other assets
Investments in and advances to affiliates, net	2,895.1	—	74.1	(2,969.2)	—
Goodwill	—	1,524.3	3.8	—	1,528.1
Customer relationships, net of accumulated amortization	—	642.1	111.2	—	753.3
Other intangible assets, net of accumulated amortization	—	255.8	11.0	—	266.8
Unamortized debt issuance costs	61.6	—	—	—	61.6
Other assets	0.6	15.1	0.7	—	16.4

Total other assets	2,957.3	2,437.3	200.8	(2,969.2)	2,626.2

Property and equipment, net of accumulated depreciation	—	541.8	141.4	—	683.2

Total assets	$2,959.1	$3,614.1	$654.9	$(2,976.8)	$4,251.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$247.2	$23.1	$(7.6)	$262.7
Accrued employee benefits and compensation expenses	—	49.8	6.6	—	56.4
Accrued interest	14.8	—	—	—	14.8
Other accrued expenses	6.2	67.4	6.6	—	80.2
Income taxes payable	—	1.3	1.4	—	2.7
Current maturities of long-term debt	225.6	—	—	—	225.6

Total current liabilities	246.6	365.7	37.7	(7.6)	642.4

Non-current liabilities
Investments by and advances from affiliates, net	72.6	124.7	—	(197.3)	—
Long-term debt	1,225.8	716.0	105.5	—	2,047.3
Deferred income tax liabilities	(2.1)	300.3	30.0	—	328.2
Other liabilities	8.7	77.4	5.8	—	91.9

Total non-current liabilities	1,305.0	1,218.4	141.3	(197.3)	2,467.4

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,407.5	2,030.0	475.9	(2,771.9)	1,141.5

Total liabilities and stockholders’ equity	$2,959.1	$3,614.1	$654.9	$(2,976.8)	$4,251.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Balance Sheet

As of December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$129.5	$28.9	$—	$158.4
Restricted cash	—	3.6	12.3	—	15.9
Trade receivables, net of allowances	—	260.8	31.1	(6.2)	285.7
Finance receivables, net of allowances	—	3.8	155.1	—	158.9
Retained interests in finance receivables sold	—	—	43.4	—	43.4
Deferred income tax assets	6.0	37.2	—	—	43.2
Other current assets	0.4	43.7	3.1	—	47.2

Total current assets	6.4	478.6	273.9	(6.2)	752.7

Other assets
Investments in and advances to affiliates, net	2,858.8	—	76.1	(2,934.9)	—
Goodwill	—	1,521.4	3.3	—	1,524.7
Customer relationships, net of accumulated amortization	—	700.9	104.9	—	805.8
Other intangible assets, net of accumulated amortization	—	253.0	11.7	—	264.7
Unamortized debt issuance costs	69.4	—	—	—	69.4
Other assets	—	15.9	2.7	—	18.6

Total other assets	2,928.2	2,491.2	198.7	(2,934.9)	2,683.2

Property and equipment, net of accumulated depreciation	—	595.2	126.5	—	721.7

Total assets	$2,934.6	$3,565.0	$599.1	$(2,941.1)	$4,157.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$(53.3)	$286.4	$17.7	$—	$250.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	8.0	(18.6)	—	(10.6)
Acquisition of businesses, net of cash acquired	—	(7.1)	—	—	(7.1)
Purchases of property, equipment and computer software	—	(62.6)	(3.0)	—	(65.6)
Proceeds from the sale of property and equipment	—	7.9	—	—	7.9
(Increase) decrease in restricted cash	—	(0.1)	6.7	—	6.6

Net cash (used by) provided by investing activities	—	(53.9)	(14.9)	—	(68.8)
Financing activities
Net increase (decrease) in book overdrafts	—	(19.7)	(3.3)	—	(23.0)
Net increase (decrease) in borrowings from lines of credit	—	—	(4.5)	—	(4.5)
Payments for debt issuance costs	(5.7)	—	—	—	(5.7)
Payments on long-term debt	(250.0)	—	—	—	(250.0)
Payments on capital leases	—	(2.5)	(0.5)	—	(3.0)
Initial net investment for interest rate cap	(1.3)	—	—	—	(1.3)
Net proceeds from issuance of common stock	310.3	—	—	—	310.3

Net cash provided by (used by) financing activities	53.3	(22.2)	(8.3)	—	22.8
Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	210.3	(4.8)	—	205.5
Cash and cash equivalents at beginning of period	—	129.5	28.9	—	158.4

Cash and cash equivalents at end of period	$—	$339.8	$24.1	$—	$363.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$60.8	$165.0	$(0.9)	$—	$224.9

Investing activities
Net decrease (increase) in finance receivables held for investment	—	1.9	29.0	—	30.9
Acquisition of businesses, net of cash acquired	—	(149.0)	(6.3)	—	(155.3)
Purchases of property, equipment and computer software	—	(121.5)	(8.1)	—	(129.6)
Proceeds from the sale of property and equipment	—	80.9	—	—	80.9
(Increase) decrease in restricted cash	—	4.3	(3.3)	—	1.0

Net cash (used by) provided by investing activities	—	(183.4)	11.3	—	(172.1)
Financing activities
Net increase (decrease) in book overdrafts	—	(23.5)	(14.0)	—	(37.5)
Net increase (decrease) in borrowings from lines of credit	—	—	4.5	—	4.5
Payments for debt issuance costs	(1.4)	—	—	—	(1.4)
Payments on long-term debt	(59.3)	—	—	—	(59.3)
Payments on capital leases	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(0.1)	—	—	—	(0.1)

Net cash provided by (used by) financing activities	(60.8)	(24.4)	(9.5)	—	(94.7)
Effect of exchange rate changes on cash	—	—	(3.8)	—	(3.8)

Net increase (decrease) in cash and cash equivalents	—	(42.8)	(2.9)	—	(45.7)
Cash and cash equivalents at beginning of period	—	172.3	31.8	—	204.1

Cash and cash equivalents at end of period	$—	$129.5	$28.9	$—	$158.4

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Condensed Consolidating Statement of Cash Flows

For the Year ended December 31, 2007

(Operations Commenced April 20, 2007)

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$(243.6)	$288.1	$52.3	$—	$96.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.4	0.4	—	3.8
Acquisition of ADESA, net of cash acquired	(2,272.6)	—	—	—	(2,272.6)
Acquisition of businesses, net of cash acquired	—	(31.7)	(4.9)	—	(36.6)
Purchases of property, equipment and computer software	—	(55.1)	(7.6)	—	(62.7)
Purchase of other intangibles	—	(0.1)	—	—	(0.1)
Proceeds from the sale of property and equipment	—	0.1	—	—	0.1
(Increase) decrease in restricted cash	—	(7.9)	(9.0)	—	(16.9)

Net cash used by investing activities	(2,272.6)	(91.3)	(21.1)	—	(2,385.0)
Financing activities
Net increase (decrease) in book overdrafts	—	(23.3)	1.3	—	(22.0)
Repayment of ADESA debt	(318.0)	—	—	—	(318.0)
Repayment of IAAI debt	(367.7)	—	—	—	(367.7)
Proceeds from long-term debt	2,590.0	—	—	—	2,590.0
Payments for debt issuance costs	(90.8)	—	—	—	(90.8)
Payments on long-term debt	(7.8)	(1.0)	(1.0)	—	(9.8)
Payments on capital leases	—	(0.2)	—	—	(0.2)
Proceeds from issuance of common stock, net of costs	710.5	—	—	—	710.5

Net cash provided by (used by) financing activities	2,516.2	(24.5)	0.3	—	2,492.0
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	172.3	31.8	—	204.1
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$172.3	$31.8	$—	$204.1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ADESA, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of ADESA, Inc. and subsidiaries for the period ended April 19, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ADESA, Inc. and subsidiaries for the period ended April 19, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the Consolidated Financial Statements, effective January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes as required by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes).

/s/ KPMG LLP

Indianapolis, Indiana

March 26, 2008

ADESA, Inc. (Predecessor)

Consolidated Statement of Income

(In millions, except per share data)

January 1 – April 19, 2007
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

Earnings per share – basic
Income from continuing operations	$0.30
Loss from discontinued operations, net of income taxes	—

Net income	$0.30

Earnings per share – diluted
Income from continuing operations	$0.29
Loss from discontinued operations, net of income taxes	—

Net income	$0.29

See notes to consolidated financial statements

ADESA, Inc. (Predecessor)

Consolidated Statement of Stockholders’ Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	94.9	$1.0	$673.3	$580.0	$(100.4)	$49.6	$1,203.5
FIN 48 adjustment				(1.7)			(1.7)
Comprehensive income:
Net income				26.9			26.9
Other comprehensive income, net of tax:
Foreign currency translation						8.4
Unrealized loss on interest rate swap						(0.1)

Other comprehensive income							8.3

Comprehensive income							35.2
Issuance of common stock under stock plans			1.2		14.7		15.9
Stock-based compensation expense			6.4				6.4
Settlement of awards under stock plans			(28.4)				(28.4)
Tax benefits from employee stock plans			8.0				8.0
Repurchase of common stock					(0.2)		(0.2)

Balance at April 19, 2007	94.9	$1.0	$660.5	$605.2	$(85.9)	$57.9	$1,238.7

See notes to consolidated financial statements

ADESA, Inc. (Predecessor)

Consolidated Statement of Cash Flows

(In millions)

January 1 – April 19, 2007
Operating activities
Net income	$26.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.9
Bad debt expense	0.9
Deferred income taxes	4.3
Stock-based compensation expense	6.4
Other non-cash, net	1.6
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	(15.1)
Retained interests in finance receivables sold	(2.5)
Trade receivables and other assets	(164.6)
Accounts payable and accrued expenses	141.1

Net cash provided by operating activities	14.9
Investing activities
Net decrease in finance receivables held for investment	(14.8)
Purchases of property, equipment and computer software	(11.3)
Purchase of other intangibles	(0.1)
Transfer to restricted cash	(9.0)

Net cash used by investing activities	(35.2)
Financing activities
Net increase in book overdrafts	46.2
Payments on long-term debt	(7.5)
Proceeds from issuance of common stock under stock plans	15.0
Excess tax benefits from stock-based compensation	3.0
Repurchase of common stock	(0.2)

Net cash provided by financing activities	56.5
Effect of exchange rate changes on cash	(0.1)

Net increase in cash and cash equivalents	36.1
Cash and cash equivalents at beginning of period	195.7

Cash and cash equivalents at end of period	$231.8

Cash paid for interest	$3.3
Cash paid for taxes, net of refunds	$7.7

See notes to consolidated financial statements

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements

April 19, 2007

Note 1 – Business, Nature of Operations and Pending Merger

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

Merger Transaction

On December 22, 2006, the Company entered into a definitive merger agreement to be acquired by a group of private equity funds consisting of affiliates of Kelso & Company, GS Capital Partners, ValueAct Capital and Parthenon Capital. The merger occurred on April 20, 2007 and as part of the agreement, Insurance Auto Auctions, Inc., (“IAAI”) a leading provider of automotive salvage auction and claims processing services in the United States, was contributed to KAR Holdings II, LLC. Both ADESA and IAAI became wholly owned subsidiaries of KAR Auction Services, Inc. which is owned by KAR Holdings II, LLC, which is owned by affiliates of the equity funds and management of KAR Auction Services, Inc.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

The Company incurred and expensed $24.8 million of costs related to the merger transaction from January 1 through April 19, 2007 and $6.1 million for the year ended December 31, 2006.

Note 2 – Basis of Organization and Presentation

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

Note 3 – Summary of Significant Accounting Policies

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

Derivative Instruments and Hedging Activity

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently uses interest rate swaps that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on its variable rate debt. The Company does not, however, enter into hedging contracts for trading or speculative purposes. The fair value of the interest rate swap agreements is estimated using pricing models widely used in financial markets and represents the estimated amount the Company would receive or pay to terminate the agreement at the reporting date. The fair value of the

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

swap agreements is recorded in “Other assets” or “Other liabilities” on the consolidated balance sheet based on the gain or loss position of the contracts. Changes in the fair value of the interest rate swap agreements designated as cash flow hedges are recorded as a component of “Accumulated other comprehensive income”. Gains and losses on interest rate swap agreements are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The Company uses the change in variable cash flows method to assess hedge effectiveness in accordance with SFAS 133.

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

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 60 days). Floorplan receivables include (1) eligible receivables that are not yet sold to the bank conduit facility (see Note 8), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that come back on the balance sheet of the Company at fair market value if they become ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Notes receivable consist of amounts due from dealers, purchasers of assets sold and work-out loans established with customers unable to meet the repayment schedule of the finance receivables. The recognition of interest ceases upon the establishment of the work-out loans. Gross notes receivable balances were $0.4 million at April 19, 2007. The allowance for losses on notes receivable is based on management’s evaluation of the notes receivable given current conditions, payment history, the credit-worthiness of the borrower and review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. The allowance for losses on notes receivable was approximately $0.2 million at April 19, 2007. Additions to the allowance are charged to bad debt expense. This amount totaled $0 for the period January 1 – April 19, 2007.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Other Intangible Assets

Other intangible assets generally consist primarily of customer relationships, computer software and non-compete agreements, and are amortized using the straight-line method over the estimated lives ranging from 1 to 10 years. Customer relationships are amortized over the life (ranging from 1 to 7 years) determined in the valuation of the particular acquisition. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives ranging from 3 to 7 years. The non-compete agreements are amortized over the life of the agreements ranging from 1 to 10 years and are written off upon being fully amortized. The lives of other intangibles assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. For the period January 1 through April 19, 2007 amortization expense for other intangibles was $3.9 million. Estimated amortization expense for the next five years is $11.1 million for 2007, $6.3 million for 2008, $4.7 million for 2009, $4.2 million for 2010 and $3.5 million for 2011.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives of 3 to 40 years. Depreciation expense for the period January 1 through April 19, 2007 was $12.0 million. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred. Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are recorded at undiscounted amounts and generally exclude claims for recoveries from insurance or other third parties.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Dealer Services Group

AFC’s revenue is comprised primarily of securitization income and interest and fee income. As is customary for finance companies, AFC’s revenues are reported net of a provision for credit losses. The following table summarizes the primary components of AFC’s revenue:

Dealer Services Group Revenue (In millions)	January 1 – April 19, 2007
Securitization income	$24.9
Interest and fee income	20.3
Other revenue	1.2
Provision for credit losses	(0.5)

$45.9

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

Income Taxes

The Company has filed a consolidated federal income tax return for the period ended April 19, 2007. The Company files state income tax returns in accordance with the applicable rules of each state. The Company accounts for income taxes under the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 4 – Discontinued Operations

In February 2003, management approved a plan to discontinue the operations of the Company’s vehicle importation business. The financial results of the vehicle importation business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Auction Services Group reporting segment.

Net loss from discontinued operations for the period January 1 through April 19, 2007 primarily includes interest on the vehicle importation business adverse judgment. At April 19, 2007 there were $0.0 million in assets and $7.2 million in liabilities related to discontinued operations. Liabilities at April 19, 2007 primarily represent the accrual of the importation adverse judgment, under appeal, and accrued interest on the award pursuant to Michigan law. For a complete discussion of the Importation litigation, see Note 17.

The following summarizes financial information for the discontinued operations (in millions, except per share data):

January 1 – April 19, 2007
Statements of Income
Operating revenues	$—
Operating expenses	0.1

(Loss) before income taxes	(0.1)
Income taxes	—

(Loss) from discontinued operations	$(0.1)

Net (loss) per share from discontinued operations – basic	$—

Net (loss) per share from discontinued operations – diluted	$—

Note 5 –Stock Plans

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

Prior to the merger transactions, certain key employees of the Company and its subsidiaries participated in the ADESA, Inc. 2004 Equity and Incentive Plan (“the Plan”). The maximum number of shares reserved for the grant of awards under the 2004 Equity and Incentive Plan was 8.5 million. There were approximately 2.9 million

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

remaining shares available for grant under the Plan on December 31, 2006. The Plan provided for the grant of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. To date, the grants have been stock options, restricted stock and restricted stock units.

The Company used its treasury stock to satisfy stock option exercises and stock distributions. At April 19, 2007 the Company held 4,093,395 shares of treasury stock.

The compensation cost that was charged against income for all plans was $6.4 million for the period ended January 1 through April 19, 2007. The total income tax benefit recognized in the Consolidated Statements of Income for stock compensation agreements was approximately $2.5 million for the period January 1 through April 19, 2007. The Company did not capitalize any stock-based compensation cost.

Stock Options

Stock options were granted under the Plan at an exercise price of not less than the fair market value of a share of ADESA common stock on the date of grant and generally vested in equal annual installments over three years with expiration not to exceed six years from the date of grant. There were no option grants under the Plan in 2007.

The following table summarizes stock option activity for the period ended April 19, 2007:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	4,113,908	$22.43
Granted	—	NA
Exercised	(674,855)	$22.35
Forfeited or cancelled	(7,502)	$24.76

Outstanding at April 19, 2007	3,431,551	$22.44	3.6	$18.5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on ADESA’s closing stock price of $27.82 on April 19, 2007 that would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of the Company’s stock. The total intrinsic value of options exercised from January 1 through April 19, 2007 was $4.1 million. The fair value of all vested and exercisable shares at April 19, 2007 was $83.9 million.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Employee Stock Purchase Plan

Employees of the Company who meet certain eligibility requirements may participate in the ADESA, Inc. Employee Stock Purchase Plan (“ESPP”). Eligible participants are allowed to purchase shares of the Company’s common stock for 95 percent of the fair market value of a share of common stock on the New York Stock Exchange on the first trading day of each month. A participant’s combined payroll deductions, cash payments and reinvested dividends in the plan may not exceed $25 thousand per year. At December 31, 2006, approximately 26,000 shares had been issued under the ESPP plan and there were approximately 474,000 shares of ADESA common stock available for grant under the Company’s ESPP plan. As a condition to the definitive merger agreement between the Company and a group of private equity funds entered into on December 22, 2006, ADESA agreed not to grant any purchase rights or issue any common stock pursuant to the ESPP plan subsequent to the purchase period that ended December 31, 2006.

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 6 – Earnings Per Share

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

Earnings per share – basic
Income from continuing operations	$0.30
Loss from discontinued operations, net of income taxes	—

Net income	$0.30

Earnings per share – diluted
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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 7 – Allowance for Credit Losses and Doubtful Accounts

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

Note 8 – Finance Receivables

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

	April 19, 2007 Principal Amount of:		Net Credit Losses During 2007
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$223.5	$4.1	$0.3
Special purpose loans	15.0	0.9	—

Finance receivables held	$238.5	$5.0	$0.3

Receivables sold	525.0
Retained interests in finance receivables sold	72.2

Total receivables managed	$835.7

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries:

April 19, 2007
Proceeds from sales of finance receivables	$1,661.4
Servicing fees received	$6.8
Proceeds received on retained interests in finance receivables sold	$24.8

The Company’s retained interests in finance receivables sold amounted to $72.2 million at April 19, 2007. Sensitivities associated with the Company’s retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 9 – Long-Term Debt

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

The Credit Agreement contains certain restrictive loan covenants, including, among others, financial covenants requiring a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio and covenants limiting ADESA’s ability to incur indebtedness, grant liens, make acquisitions, be acquired, dispose of assets, pay dividends, repurchase stock, make capital expenditures and make investments. EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude after-tax (a) gains or losses from asset sales; (b) temporary gains or losses on currency; (c) certain non-recurring gains and losses; (d) stock option expense; and (e) certain other noncash amounts included in the determination of net income, is utilized in the calculation of the financial ratios contained in the covenants. At December 31, 2006, the Company was in compliance with the covenants contained in the credit facility. The credit facility is guaranteed by substantially all of the Company’s material domestic subsidiaries (excluding, among others, AFC Funding Corporation), and is secured by a pledge of all of the equity interests in the guarantors and a pledge of 65 percent of certain capital interests of the Company’s Canadian subsidiaries.

Senior Subordinated Notes

Concurrent with the initial public offering, the Company offered 7 5/8 percent senior unsecured subordinated notes with a principal amount of $125.0 million due June 15, 2012. Interest on the notes is payable semi-annually in arrears and commenced on December 15, 2004.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Future Principal Payments

Aggregate future principal payments on long-term debt are as follows (in millions):

April 19, 2007
2007	$22.5
2008	30.0
2009	30.0
2010	103.0
2011	—
Thereafter	159.5

$345.0

Note 10 – Financial Instruments

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Note 11 – Leasing Agreements

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

$167.9

Total lease expense for the period January 1 through April 19, 2007 was $7.2 million.

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 12 – Income Taxes

The components of the provision for income taxes are as follows for the period ended (in millions):

April 19, 2007
Income from continuing operations before income taxes:
Domestic	$37.8
Foreign	14.1

Total	$51.9

Income tax expense (benefit) from continuing operations:
Current:
Federal	$13.9
Foreign	5.1
State	1.6

Total current provision	20.6

Deferred:
Federal	5.1
Foreign	(0.1)
State	(0.7)

Total deferred provision	4.3

Income tax expense from continuing operations	$24.9

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows for the period ended:

April 19, 2007
Statutory rate	35.0%
State and local income taxes, net	1.8%
Merger related costs	5.3%
International operations	3.7%
Stock-based compensation	2.7%
Other, net	(0.5)%

Effective rate	48.0%

During the 2007 period, the effective tax rate was adversely impacted by merger related costs and foreign repatriations.

The Company made federal income tax payments, net of refunds, of $1.0 million up to April 19, 2007. State and foreign income taxes paid by the Company, net of refunds, up to April 19, 2007 totaled $6.7 million.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Note 13 – Comprehensive Income

The components of comprehensive income are as follows for the period ended (in millions):

April 19, 2007
Net income	$26.9
Other comprehensive income, net of tax
Foreign currency translation	8.4
Unrealized (loss) gain on interest rate swaps	(0.1)

Comprehensive income	$35.2

The composition of “Accumulated other comprehensive income” at April 19, 2007 is the net unrealized gains or (losses) on interest rate swaps of $0.0 million and foreign currency translation adjustments of $57.9 million.

Note 14 – Segment Information

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Financial information regarding the Company’s reportable segments is set forth below for the period ended January 1 – April 19 (in millions):

2007	Auction Services Group	Dealer Services Group	Holding Company	Consolidated
Operating revenues	$325.4	$45.9	$—	$371.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	177.7	9.6	—	187.3
Selling, general and administrative	69.0	6.9	9.6	85.5
Depreciation and amortization	14.7	0.9	0.3	15.9
Transaction expenses	4.2	0.7	19.9	24.8

Total operating expenses	265.6	18.1	29.8	313.5

Operating profit (loss)	59.8	27.8	(29.8)	57.8

Interest expense	0.6	—	7.2	7.8
Other (income) expense, net	(2.5)	1.1	(0.5)	(1.9)

Income (loss) from continuing operations before income taxes	61.7	26.7	(36.5)	51.9
Income taxes	22.2	10.5	(7.8)	24.9

Income (loss) from continuing operations	$39.5	$16.2	$(28.7)	$27.0

Capital expenditures	$11.1	$0.2	$—	$11.3

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Geographic Information

Most of the Company’s operations outside the U.S. are in Canada. Information regarding the geographic areas of the Company’s operations is set forth below (in millions):

January 1 – April 19, 2007
Operating revenues
U.S.	$300.8
Foreign	70.5

$371.3

The Company does not have any major customers as defined by SFAS 131.

Note 15 – Employee Benefit Plan

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

Note 16 – Transactions with Former Parent

In connection with the initial public offering, ALLETE and the Company delivered agreements governing various interim and ongoing relationships. These agreements included a master separation agreement, a tax sharing agreement, and an employee and director matters agreement.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Note 17 – Commitments and Contingencies

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

In June 2005, 64 residents of Taunton, Massachusetts filed two separate lawsuits against ADESA Impact in Massachusetts Superior Court, Bristol Division (Civil Action No.2005-00640 and Civil Action No. 2005-00641). The complaints seek approximately $5.7 million in damages for ADESA’s alleged negligence, trespass, and creation of a public nuisance arising from elevated gasoline and contaminants of MTBE in the ground water and water wells of the plaintiffs which plaintiffs contend resulted from an above ground gasoline storage tank leak or spill at the Company’s Taunton salvage auction. In particular, plaintiffs are seeking damages for: (1) diminution in the appraised value of their respective residences, (2) well contamination, (3) damage to and loss of use of their property, (4) pain and suffering and (5) reimbursement of certain expenses incurred as a result of the MTBE release.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

In December 2005, the Company filed a motion for peremptory reversal requesting the Michigan Court of Appeals to reverse the judgment on the grounds that Cooper’s oral side agreement claim was barred, as a matter of law, by the merger provisions of the asset purchase agreement that was entered into in 2000 in connection with the sale of the business to AIS. In March 2006, the Company was notified that the Court of Appeals denied the motion on the grounds that it failed to persuade the Court of the existence of manifest error requiring reversal without argument for formal submission. In April 2006, the parties presented their respective oral arguments to a three judge panel of the Court of Appeals. In August 2006, the Michigan Court of Appeals issued an unpublished opinion affirming the judgment against ADESA. In September 2006, ADESA filed a Motion for Reconsideration with the Michigan Court of Appeals. In October 2006, the Michigan Court of Appeals denied ADESA’s Motion for Reconsideration. In December 2006, following unsuccessful appeal of the verdict through the Michigan Court of Appeals, ADESA filed its application for leave to appeal the decision to the Michigan Supreme Court (Case No. 132630). As a result, the parties filed their respective briefs with the Michigan Supreme Court as to the issue of whether ADESA should be permitted to appeal the lower court decision to the Michigan Supreme Court. In April 2007, the Michigan Supreme Court granted ADESA’s application for leave to appeal. The parties initiated settlement discussions as of July 2007.

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

ADESA, Inc. (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Insurance Auto Auctions, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Insurance Auto Auctions, Inc. and subsidiaries for the period ended April 19, 2007. These consolidated financial statements are the responsibility of the management of Insurance Auto Auctions, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Insurance Auto Auctions, Inc. and subsidiaries for the period ended April 19, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

March 26, 2008

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Consolidated Statement of Operations

(dollars in thousands)

January 1 – April 19, 2007
Revenues:
Fee income	$101,669
Vehicle sales	13,119

114,788

Cost of sales:
Branch cost	71,269
Vehicle cost	11,222

82,491

Gross margin	32,297

Operating expense:
Selling, general and administrative	21,416
Loss (gain) on sale of property and equipment	(27)
Loss (gain) related to flood	(77)

21,312

Income from operations	10,985

Other (income) expense:
Interest expense	10,023
Other income	(122)

Income (loss) before income taxes	1,084
Income taxes	1,454

Net loss	$(370)

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Consolidated Statement of Shareholders’ Equity

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

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Consolidated Statement of Cash Flows

(dollars in thousands)

January 1 – April 19, 2007
Cash flows from operating activities
Net loss	$(370)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Loss on change in fair market value of interest rate cap	(18)
Depreciation and amortization	8,372
Gain on disposal of fixed assets, including disposal of assets as a result of the Texas flood in 2006	(31)
Share-based compensation expense	2,739
Deferred income taxes	1,209
(Increase) decrease in:
Accounts receivable, net	(339)
Income tax receivable	322
Inventories	614
Other current assets	512
Other assets	(603)
Decrease in:
Accounts payable	(3,786)
Accrued liabilities	(3,233)

Net cash provided by operating activities	5,388

Cash flows from investing activities
Capital expenditures	(5,386)
Payments made in connection with acquisitions, net of cash acquired	(450)
Proceeds from disposal of property and equipment	47

Net cash used in investing activities	(5,789)

Cash flows from financing activities
Principal payments of long-term debt	(488)
Principal payments on capital leases	(112)

Net cash used in financing activities	(600)

Net decrease in cash and cash equivalents	(1,001)
Cash and cash equivalents at beginning of period	14,040

Cash and cash equivalents at end of period	$13,039

Supplemental disclosures of cash flow information:
Cash paid or refunded during the period for:
Interest	$9,441

Income taxes paid	$368

Income taxes refunded	$550

See accompanying Notes to Consolidated Financial Statements

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements

April 19, 2007

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

Fiscal Periods

As described in detail in Note 10, Axle Holdings merged with ADESA, Inc. on April 20, 2007. Due to the closing date of the ADESA merger, April’s fiscal month close is April 19, 2007, consisting of 16 weeks.

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to 40 years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the lease term, whichever is less. Depreciation expense was $4.8 million for the period ended April 19, 2007.

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Stock Based Compensation

The matter discussed in this Note should be read in conjunction with the information contained in Note 6. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. On December 26, 2005, the Company adopted the provisions of SFAS 123R using the prospective method. Under the prospective method, the Company accounted for awards outstanding as of December 25, 2005 using the accounting principles originally applied, SFAS 123 and APB 25. For awards issued after December 25, 2005 and for awards modified after December 25, 2005, the Company accounts for awards at fair value using the accounting principles under SFAS 123R. The Company is permitted to apply the modified prospective method under SFAS 123R because the Company elected to use the minimum value method of measuring share options for pro forma disclosure purposes under SFAS 123 in prior periods. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more compensation expense in its Statement of Operations under SFAS 123R for periods beginning on or after December 25, 2005.

SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Comprehensive Loss

Comprehensive loss consists of net loss and the change in fair value of the Company’s interest rate hedge for the period ended April 19, 2007 as follows (dollars in thousands):

January 1 – April 19, 2007
Net loss	$(370)
Other comprehensive income (loss)
Change in fair value of interest cap	(24)
Income tax expense (benefit)	6

Comprehensive loss	$(388)

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. The Company adopted this new accounting standard on January 1, 2007. The adoption of SFAS 156 did not have a material impact on its financial statements.

In March 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. The statement seeks to clarify the significant diversity

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” The effective date is the entity’s first fiscal year that begins after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The Company is currently evaluating the impact of the adoption.

Note 2 – Basis of Organization and Presentation

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Note 3 – Long-term Debt

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Note 4 – Stockholders’ Equity

Additional Paid-In Capital

The additional paid-in capital increased to $154.1 million as of April 19, 2007 from $151.4 million as of December 31, 2006. The increase is a result of $2.7 million of stock-based compensation.

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 5 – Income Taxes

Income tax expense is summarized as follows (dollars in thousands):

April 19, 2007
Current:
Federal	$—
State	522

522

Deferred:
Federal	977
State	(45)

932

$1,454

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

The actual income tax expense differs from the “expected” tax expense computed by applying the Federal corporate tax rate to earnings (loss) before income taxes as follows (dollars in thousands):

April 19, 2007
Federal income tax expense	$380
State income taxes, net of federal benefit	415
Change to tax accruals	(112)
Increase in deferred state income tax rate	(174)
FAS 123R LLC Expense	895
Other	50

$1,454

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 6 – Employee Benefit Plans

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

The fair value of each option granted, subsequent to the adoption of SFAS 123R, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the period from January 1, 2007 though April 19, 2007:

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

In connection with the operating units, $2.6 million ($1.6 million net of taxes) of expense was incurred during the successor period ended April 19, 2007.

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

A reconciliation of the funded status of this program follows (in thousands of dollars):

April 19, 2007
Benefit Obligations and Funded Status:
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at the beginning of the year	$1,111
Interest cost	19
Actuarial gain	—
Benefits paid	(27)

Accumulated postretirement benefit obligation at end of year	1,103
Change in plan assets:
Benefits paid	—
Employer contributions	—

Fair value of assets at the end of the year	—
Net amount recognized:
Funded status	(1,103)
Unrecognized net gain	—

Net amount recognized	$(1,103)

Funded status:
Amounts recognized in the balance sheet – Accrued benefit liability	$(1,103)

Weighted average assumptions at the end of the year:
Discount rate	5.50%
Benefit Obligation Trends:
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.00%
Ultimate rate	5.00%
Year that the ultimate rate is reached	2009
Net Periodic Pension Trends:
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.00%
Ultimate rate	5.00%
Year that the ultimate rate is reached	2009

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Net periodic benefit cost is summarized as follows for the period ending April 19, 2007 (dollars in thousands):

2007
Net Periodic Benefit Cost
Interest cost	$19
Amortization of net gain	(4)

Total net periodic benefit cost	$15

Estimated future benefit payments for the next five years as of April 19, 2007 are as follows (dollars in thousands):

2007	$152
2008	148
2009	141
2010	132
2011	123
Thereafter	450

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 7 – Commitments and Contingencies

Leases

The Company leases the Company’s facilities and certain equipment under operating leases with related and unrelated parties, which expire through 2027. Rental expense for the period ended April 19, 2007 was $9.0 million.

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 8 – Related Party Transactions

Kelso owns the controlling interest in IAAI. Under the terms of a financial advisory agreement between Kelso and Axle Merger, upon completion of the merger, IAAI (1) paid to Kelso a fee of $4.5 million and (2) commenced paying an annual financial advisory fee of $0.5 million, payable quarterly in advance to Kelso (with the first such fee, prorated for the remainder of the then-current quarter, was paid at the closing of the merger), for services to be provided by Kelso to IAAI. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso’s officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act of 1933, as amended, and the rules and regulations thereunder) in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger), Kelso’ s investment in IAAI, Kelso’ s control of Axle Merger (and, following the merger, IAAI as the surviving corporation) or any of its subsidiaries, and the services rendered to IAAI under the financial advisory agreement. It also requires that IAAI reimburse Kelso’s expenses incurred in connection with the merger and with respect to services to be provided to IAAI on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees, as may be determined by the board of directors of IAAI and Kelso, by IAAI to Kelso in connection with future investment banking services and for the reimbursement by IAAI of expenses incurred by Kelso in connection with such services.

Parthenon and certain of its affiliates own approximately 10.4% of IAAI. Under the terms of a letter agreement between PCAP, L.P., an affiliate of Parthenon, and Axle Merger, upon completion of the merger IAAI paid to PCAP, L.P. a fee of $0.5 million.

Note 9 – Acquisitions and Divestitures

From January 1, 2007 through April 19, 2007, the Company acquired Permian Basin Salvage Pool in Odessa, Texas for cash. The aggregate purchase price was $0.5 million. The acquisition expands and complements IAAI’s existing market coverage. The acquisition is accounted for as a purchase business combination and the results of operations of the acquired business is included in the Company’s consolidated financial statements from the date of acquisition. The Company has made preliminary estimates of the assets purchased and liabilities assumed.

Note 10 – Merger with ADESA, Inc.

On December 22, 2006, the Company entered into a definitive merger agreement. The merger, which occurred on April 20, 2007 combined ADESA, Inc. and its subsidiaries with Axle Holdings, Inc. and its subsidiaries. As part of the merger transaction, ADESA, Inc. and its subsidiaries and the Company became wholly owned subsidiaries of KAR Auction Services, Inc.

The following transactions occurred in connection with the merger:

•	Axle Holdings contributed the shares of Insurance Auto Auctions, Inc. in exchange for shares in KAR Auction Services, Inc.

•	The outstanding Senior Notes of $150.0 million and the outstanding balance under the senior credit facilities were repaid in their entirety.

•	A consent or premium payment of $23.6 million was paid to the holders of the Senior Notes.

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

Note 11 – Subsequent Events

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

Note 12 – Supplemental Guarantor Information

The Company’s obligations related to its revolver, term-loan and the 11% senior subordinated notes are guaranteed jointly and severally by the Company’s direct and indirect present and future domestic restricted subsidiaries (the “Guarantors”). The following financial information sets forth, on a condensed consolidating basis, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the “Guarantor Subsidiaries”). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors.

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Insurance Auto Auctions, Inc. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements—(Continued)

April 19, 2007

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related report of KPMG LLP, our independent registered public accounting firm, are included in Item 8, Financial Statements and Supplementary Data under the headings Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors are each elected to serve a term of one year and hold office until a successor is elected or qualified or until his earlier death, resignation or removal. Prior to December 10, 2009, our board of directors consisted of 10 members, all of which were designated by our Equity Sponsors, indirectly through KAR LLC. On December 10, 2009, our board of directors increased the size of the board of directors to 13 members and appointed Robert M. Finlayson, Peter R. Formanek and Jonathan P. Ward as directors. The board of directors determined that Messrs. Finlayson, Formanek and Ward satisfy the listing standards for independence of the NYSE. We currently do not have a designated lead director. Until such time as the Board appoints a lead director, for all executive sessions of the non-management or independent directors, the independent directors will rotate as the presiding director.

The following table provides certain information regarding our directors and executive officers as of February 24, 2010.

Name	Age	Position
Brian T. Clingen	50	Chairman of the Board
James P. Hallett	56	Chief Executive Officer and Director
Thomas J. Caruso	50	President and Chief Executive Officer of ADESA
Thomas C. O’Brien	56	President and Chief Executive Officer of IAAI and Director
Donald S. Gottwald	43	President and Chief Executive Officer of AFC
Eric M. Loughmiller	50	Executive Vice President and Chief Financial Officer
John R. Nordin	53	Executive Vice President and Chief Information Officer
Rebecca C. Polak	39	Executive Vice President, General Counsel and Secretary
Benjamin Skuy	46	Executive Vice President of International Markets and Strategic Initiatives
David Vignes	46	Executive Vice President of Enterprise Optimization
David J. Ament	35	Director
Thomas J. Carella	35	Director
Michael B. Goldberg	62	Director
Peter H. Kamin	48	Director
Sanjeev Mehra	51	Director
Church M. Moore	37	Director
Gregory P. Spivy	40	Director
Robert M. Finlayson	59	Director
Peter R. Formanek	66	Director
Jonathan P. Ward	55	Director

Brian T. Clingen, Chairman of the Board. Mr. Clingen has been our Chairman of the Board since April 2007. Mr. Clingen also served as our Chief Executive Officer between April 2007 and September 2009. Mr. Clingen has served as a managing partner of BP Capital Management since 1998. Established in 1998, BP Capital Management manages private equity investments principally in the service and finance sectors. Prior to founding BP Capital Management, Mr. Clingen was Chief Financial Officer of Universal Outdoor between 1988 and 1996. Kelso invested in Universal Outdoor in 1993.

James P. Hallett, Chief Executive Officer and Director. Mr. Hallett has been our Chief Executive Officer since September 2009. Mr. Hallett was President and Chief Executive Officer of ADESA between April 2007 and September 2009. Mr. Hallett previously served in the following positions between August 1996 and May 2005: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation’s Chairman from October 2001 to July 2003; Chairman, President and

Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction.

Thomas J. Caruso, President and Chief Executive Officer of ADESA. Mr. Caruso has been President and Chief Executive Officer of ADESA since September 2009. Mr. Caruso was Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.

Thomas C. O’Brien, President and Chief Executive Officer of IAAI and Director. Mr. O’Brien became President and Chief Executive Officer of IAAI in November 2000. Prior to joining IAAI, Mr. O’Brien served as President of Thomas O’Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996. Mr. O’Brien is also a director of the First American Corporation.

Donald S. Gottwald, President and Chief Executive Officer of AFC. Mr. Gottwald has been President and Chief Executive Officer of AFC since January 2009. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and has served on the association’s board of directors.

Eric M. Loughmiller, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

John R. Nordin, Executive Vice President and Chief Information Officer. Mr. Nordin has been Executive Vice President and Chief Information Officer since April 2007. Mr. Nordin joined IAAI in November 2003 as Vice President, Chief Information Officer and served in that role until April 2007. Prior to joining IAAI, Mr. Nordin served as Vice President and Chief Information Officer at A. M. Castle & Co. from 1998 to 2003. From 1995 to 1998, he served as Vice President and Chief Information Officer at Candle Corporation of America.

Rebecca C. Polak, Executive Vice President, General Counsel and Secretary. Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

Benjamin Skuy, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA

Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

David Vignes, Executive Vice President of Enterprise Optimization. Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line.

David J. Ament, Director. Mr. Ament has been a director since April 2007. Mr. Ament joined Parthenon Capital, a private equity firm, in 2003 and is a Managing Partner in its Boston office. Prior to joining Parthenon, he was a principal at Audax Group, a private equity firm, from 2001 to 2003. Prior to that, Mr. Ament was an investment professional at Apollo Advisors from 1997 to 2001. Mr. Ament is also a director of Intermedix Corp., AmWINS Group, Inc., Abeo, Inc., ASG Security, Bryant and Stratton College and Triad Isotopes, Inc.

Thomas J. Carella, Director. Mr. Carella has been a director since April 2007. Mr. Carella is a Managing Director of Goldman, Sachs & Co. Mr. Carella joined Goldman Sachs in 1997 and rejoined in 2004 following his graduation from Harvard Business School. Prior to business school, from 2000 to 2002, Mr. Carella co-founded and served as chief executive officer and chairman of Netesi SPA, an Italian software business. Mr. Carella also serves on the board of directors of Cequel Communications, LLC, Waste Industries USA, Inc., and GTEL Holding LLC.

Michael B. Goldberg, Director. Mr. Goldberg has been a director since October 2009. Mr. Goldberg joined Kelso in 1991 and has been Managing Director since 1991. From 1989 to 1991, he served as a Managing Director and Co-head of the Mergers and Acquisitions Department at The First Boston Corporation. From 1977 to 1989, Mr. Goldberg practiced corporate law in the mergers and acquisitions group of Skadden, Arps, Slate, Meagher & Flom, becoming a Partner in 1980. From 1972 to 1977, he was an associate at Cravath, Swaine & Moore. Mr. Goldberg is also a director of RHI Entertainment, Inc. and Buckeye Partners, L.P.

Peter H. Kamin, Director. Mr. Kamin has been a director since April 2007. Mr. Kamin is a founding member of ValueAct Capital Management, L.P. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment, L.P. from 1992 to 2000. Peak was a limited partnership organized to make investments in a select number of domestic public companies. Mr. Kamin is also Chairman and director of Seitel Inc.

Sanjeev Mehra, Director. Mr. Mehra has been a director since April 2007. Mr. Mehra has served as a Managing Director of Goldman, Sachs & Co. in its Principal Investment Area since 1996. Mr. Mehra joined Goldman Sachs in 1986. Mr. Mehra also serves on the board of directors of SunGard Data Systems, Inc., Burger King Holdings, Inc., ARAMARK Corporation, First Aviation Services, Inc. and Sigma Electric, and is Chairman of Hawker Beechcraft, Inc.

Church M. Moore, Director. Mr. Moore has been a director since April 2007. Mr. Moore joined Kelso in 1998 and has been Managing Director since 2007. From 1997 to 1998, he was an associate at Investcorp International, Inc. From 1994 to 1997, Mr. Moore worked in the corporate finance group at BT Securities Corporation. Mr. Moore is also a director of DSW Holdings, Inc. and Ellis Communications Group, LLC.

Gregory P. Spivy, Director. Mr. Spivy has been a director since April 2007. Mr. Spivy joined ValueAct Capital Management, L.P. in 2004 and has been a Partner since 2004. Prior to joining ValueAct, Mr. Spivy worked with Gryphon Investors, a private equity fund, from 2002 to 2004. Previously, Mr. Spivy was a Managing Director at Fremont Partners from 1995 to 2000. Mr. Spivy currently also serves as a director of Seitel, Inc. and MDS, Inc.

Robert M. Finlayson, Director. Mr. Finlayson was employed by the accounting firm of Ernst & Young LLP from 1975 through September 2008, when he retired as a partner. During that time, Mr. Finlayson served as the lead partner on a number of Fortune 500 companies as well as several private equity firms. Mr. Finlayson also held several management positions at Ernst & Young, including leading the firm’s Private Equity practice group and serving as a member of the firm’s U.S. Executive Board which was responsible for all partner related matters in the United States.

Peter R. Formanek, Director. Mr. Formanek has been a private investor since 1994 and has served on several public company boards. Prior to 1994, Mr. Formanek served as the President, Chief Operating Officer and Director of AutoZone, Inc., a retailer of auto parts, from 1987 to 1994. From 1969 to 1987, Mr. Formanek served in various roles for Malone & Hyde, a food wholesaler and specialty retailer. Mr. Formanek currently serves on the board of directors of Burger King Holdings, Inc.

Jonathan P. Ward, Director. Mr. Ward has served as an Operating Partner of Kohlberg & Co., an investment firm, since July 2009. Mr. Ward served as the former Chairman of the Chicago office of Lazard Ltd., an investment banking firm, and Managing Director of Lazard Freres & Co., LLC from November 2006 to June 2009. Mr. Ward served as Chairman and Chief Executive Officer of The ServiceMaster Company, a national service company, from 2002 to 2006, and President and Chief Executive Officer of ServiceMaster from 2001 to 2002. Mr. Ward was President and Chief Operating Officer of RR Donnelley & Sons Company, a commercial printing company, from 1997 to 2001. Mr. Ward currently serves on the board of directors of Sara Lee Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own 10% of the issued and outstanding shares of KAR Auction Services common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC and the NYSE. Based solely on our review of copies of these reports and representations of such reporting persons, the Company believes that such SEC filing requirements were satisfied, except for: (i) a late Form 3 filing made by KAR LLC on December 28, 2009, reporting initial ownership amounts; and (ii) a late Form 3 filing made by Peter Kamin on December 11, 2009, reporting initial ownership amounts.

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, we have adopted the Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company’s principal executive officer, principal financial and accounting officer and such other persons who are designated by our board of directors. Both codes are available on our Web site at www.karauctionservices.com and available in print to any shareholder who requests it. Information on, or accessible through, our Web site is not part of this Form 10-K. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.

Controlled Company Exception

KAR LLC controls a majority of the voting power of our outstanding common stock. The Equity Sponsors and management indirectly own through their investment in KAR LLC approximately 79% of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•

the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We utilize these exemptions. As a result, we do not have a majority of independent directors, our nominating/corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Committees of the Board of Directors

Audit Committee

Our audit committee assists our board of directors in its oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence and the performance of our independent registered public accounting firm. The audit committee: reviews the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary; reviews our financial statements, including any significant financial items and changes in accounting policies, with our senior management and independent registered public accounting firm; reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and has the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

The audit committee comprises Messrs. Finlayson, Formanek and Ward, each of whom is an independent director and “financially literate” under the rules of the NYSE. Mr. Finlayson chairs our audit committee and has been designated as our “financial expert” as that term is defined by the SEC.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and recommends the compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our stock plans.

The compensation committee comprises Messrs. Clingen, Mehra, Moore and Spivy. Mr. Moore serves as chairman of our compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our board of directors concerning governance matters.

The nominating and corporate governance committee comprises Messrs. Kamin, Moore and Mehra. Mr. Moore serves as chairman of our nominating and corporate governance committee.

Our board of directors adopted new written charters for each of its committees and corporate governance guidelines, which are available on our Web site at www.karauctionservices.com and available in print to any shareholder who requests it.

Compensation of Directors

Directors that are employed by us or the Equity Sponsors are not entitled to receive any fees for serving as a member of our board of directors. During the last completed fiscal year (until the completion of the initial public offering in December 2009) all of our directors were either employed by us or the Equity Sponsors and were therefore not entitled to receive any fees for serving as a member of our board of directors. We, however, use a combination of cash and stock-based incentive compensation to attract and retain independent, qualified candidates to serve on the board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill level we require of members of our board of directors.

Cash and Stock Retainers

Cash. Members of the board of directors who are not our employees or employed by the Equity Sponsors are entitled to receive an annual cash retainer of $50,000. Such directors may elect to receive their annual cash retainer in common stock. The chairperson of the Audit Committee receives an additional cash retainer of $10,000. One-fourth of the annual cash retainer is paid at the end of each quarter, provided the director served as a director in such fiscal quarter. All of our directors are reimbursed for reasonable expenses incurred in connection with attending board of director meetings and committee meetings.

Stock. In addition to the annual cash compensation, directors who are not employed by us or the Equity Sponsors receive an annual stock retainer of $75,000 of our common stock in the form of restricted stock. One-fourth of the annual restricted stock grant vests at the end of each quarter following their election as a director. The number of shares of our common stock received is based on the value of the shares on the date of the restricted stock grant.

Non-Employee Director Deferred Compensation Plan

Our board of directors adopted the KAR Auction Services, Inc. Non-Employee Director Deferred Compensation Plan, or the Director Deferred Compensation Plan, in December 2009. Pursuant to the terms of the Director Deferred Compensation Plan, each non-employee director may elect to defer the receipt of his cash director fees into to a pre-tax interest-bearing deferred compensation account, which account accrues interest (credited to the account quarterly) as described in the Director Deferred Compensation Plan. Directors may also choose to receive all or a portion of their annual stock retainer in the form of a deferred share account. The plan provides that the amount of cash in his deferred cash account, plus a number of shares of common stock equal to the number of shares in his deferred share account, will be delivered to a director within 60 days following the date of the director’s departure from the board of directors, with cash being paid in lieu of any fractional shares.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of our compensation program for named executive officers should be read in conjunction with the tables and text elsewhere in this filing that describe the compensation awarded to, earned by, and paid to the named executive officers. The following discussion gives effect to a 10-for-1 common stock split that became effective on December 9, 2009. The stock split did not affect the profit interests of the named executive officers in KAR LLC and Axle LLC.

Overview

Our named executive officers for the last completed fiscal year were (i) our principal executive officer, or PEO, (ii) our principal financial officer, or PFO, (iii) one person who served as the PEO for a portion of the year, and (iv) the three most highly compensated executive officers (other than the PEO and the PFO) who were serving as executive officers at the end of the last completed fiscal year. The following persons were our named executive officers for the period covered by this compensation discussion and analysis:

•	James Hallett, current Chief Executive Officer (PEO) (since September 8, 2009) of KAR Auction Services and former President and Chief Executive Officer of ADESA;

•	Eric Loughmiller, Executive Vice President and Chief Financial Officer (PFO) of KAR Auction Services;

•	Brian Clingen, current Chairman and former Chief Executive Officer (through September 8, 2009) of KAR Auction Services;

•	Thomas O’Brien, President and Chief Executive Officer of IAAI;

•	Donald Gottwald, President and Chief Executive Officer of AFC; and

•	John Nordin, Executive Vice President and Chief Information Officer of KAR Auction Services.

Compensation Philosophy and Objectives

We believe that the compensation of named executive officers should be (i) closely aligned with our performance on both a short-term and long-term basis, (ii) linked to specific, measurable results intended to create value for stockholders, and (iii) competitive in attracting and retaining key executive talent in the vehicle remarketing and auto finance industry. Each of the compensation programs that we have developed and implemented is intended to satisfy one or more of the following specific objectives:

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

The Role of the Compensation Committee and the Named Executive Officers in Determining Executive Compensation

Composition of the Compensation Committee. During most of 2009, the compensation committee of our board of directors was comprised of Church M. Moore (Chairman), Sanjeev Mehra, Gregory P. Spivy, Brian

Clingen, James Hallett, and Thomas O’Brien. As described above, Mr. Clingen, currently the Chairman and previously the Chief Executive Officer of KAR Auction Services; Mr. Hallett, currently the Chief Executive Officer of KAR Auction Services and previously the President and Chief Executive Officer of ADESA; and Mr. O’Brien, the President and Chief Executive Officer of IAAI are each a named executive officer of the Company. See “Compensation Committee Interlocks and Insider Participation.” Messrs. Mehra, Moore, and Spivy are directors who were appointed by the Equity Sponsors pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of KAR LLC, or the LLC Agreement. See “Certain Relationships and Related Transactions – Agreements in connection with the 2007 Transactions – LLC Agreement.” Upon completion of our initial public offering on December 10, 2009, the compensation committee was reduced to include only Messrs. Clingen, Mehra, Moore and Spivy.

Role of the Compensation Committee. The compensation committee has primary responsibility for all compensation decisions relating to our named executive officers, including Mr. Hallett, Mr. Clingen, and Mr. O’Brien. The compensation committee reviews the aggregate level of our executive compensation, as well as the mix of elements used to compensate our named executive officers on an annual basis. In light of the unique mix of businesses that comprise KAR Auction Services and the lack of directly comparable public companies, the compensation committee has not identified a specific peer group of companies for comparative purposes and does not formally engage in benchmarking of compensation. Further, the compensation committee has not engaged a compensation consultant to assist in the annual review of our compensation practices or the development of compensation programs for our named executive officers, though the compensation committee has the authority to do so if it deems that such assistance is necessary or would otherwise be beneficial.

Role of the Executive Officers. Mr. Hallett, Mr. Clingen, and Mr. O’Brien regularly participate in meetings of the compensation committee at which compensation actions involving our named executive officers are discussed. Mr. Hallett, Mr. Clingen, and Mr. O’Brien assist the compensation committee by making recommendations regarding compensation actions relating to the executive officers other than themselves. Mr. Hallett, Mr. Clingen, and Mr. O’Brien each recuses himself and does not participate in any portion of any meeting of the compensation committee at which his compensation is discussed.

Elements Used to Achieve Compensation Philosophy and Objectives

Components of Executive Compensation for 2009

The compensation committee believes the total compensation and benefits program for our named executive officers should consist of the following:

•	base salary;

•	annual incentive opportunity;

•	long-term incentive opportunity;

•	retirement, health, and welfare benefits; and

•	perquisites.

Base Salary

Base salary is the fixed component of total annual cash compensation and is intended to reward the named executive officers for their past performance, offer security to the executive officers, and facilitate the attraction and retention of a skilled and experienced executive management team. The compensation committee reviews base salaries for our named executive officers annually and as it deems necessary and appropriate in connection with any promotion or other change in responsibility of a named executive officer.

Annual salary levels for our named executive officers are based upon various factors, including the individual’s performance, budget guidelines, experience, business unit responsibilities, and tenure in the particular position. In addition, the compensation committee also considers the amount and relative percentage of total compensation that is derived from base salary when setting the compensation of our executive officers. The compensation committee has not, however, established a policy or a specific formula for such purpose.

In view of the wide variety of factors considered by the compensation committee in connection with determining the base salary of each of our named executive officers, the compensation committee has not attempted to rank or otherwise assign relative weights to the factors that it considers. The compensation committee considers all the factors as a whole in reaching its determination. The compensation committee collectively makes its determination with respect to base salaries based on the conclusions reached by its members, in light of the factors that each of them considered appropriate.

The compensation committee reviewed the base salaries of each of our named executive officers at its February 2009 meeting. Due to the significant economic changes that occurred in 2008 and early 2009, the compensation committee determined to not increase the base salaries of any of our named executive officers for 2009. Further, upon the request of Mr. Clingen, the compensation committee reduced Mr. Clingen’s base salary for 2009 from $592,250 to $250,000 as of February 1, 2009. Such salary reduction was approved by the compensation committee based upon Mr. Clingen’s request and was not in response to negative performance by Mr. Clingen. The base salaries paid to our named executive officers for 2009 are shown in the Summary Compensation Table.

The compensation committee reviewed the base salaries of each of our named executive officers at its February 2010 meeting. As a result of its subjective evaluation of various factors, including, without limitation, the continuation of the economic conditions which existed in 2008 and 2009, the overall performance of the Company during 2009, and the fact that the named executive officers did not receive an increase in base pay in 2009, the compensation committee determined to award each named executive officer, other than Mr. Hallett and Mr. Clingen, a 2% increase in base salary. The 2% increase is consistent with the overall 2% merit increase pool established for the Company and will result in base salaries for Mr. Loughmiller, Mr. O’Brien, Mr. Gottwald, and Mr. Nordin of $367,710, $491,927, $408,000, and $315,180, respectively. Mr. Hallett’s base salary was increased to $800,000, or approximately 35%, as a result of his increased duties and responsibilities as Chief Executive Officer of the Company. Mr. Clingen’s base pay was reduced to $150,000, or approximately 40%, at Mr. Clingen’s request, to reflect his decreased duties and responsibilities as only the Chairman of the Company.

Annual Cash Incentive Programs

We provide annual cash incentive opportunities to our named executive officers in order to:

•	align annual incentives with overall Company financial results;

•	align annual incentives, where appropriate, with business unit or division financial results; and

•	align annual incentives with the interests of our stockholders.

Annual cash incentive opportunities are established for each named executive officer by the compensation committee based upon a number of factors including the job responsibilities of such executive and internal equity among the named executive officers. Consistent with our compensation philosophy and objectives, the compensation committee sets annual incentive bonus targets in amounts which are intended to encourage the achievement of certain levels of performance and provide a significant portion of each named executive officer’s compensation through variable pay based upon pre-established goals and objectives. Generally, named executive officers with greater job responsibilities have a greater proportion of their annual cash compensation tied to Company performance through their annual incentive opportunity. The compensation committee has not, however, established a policy or a formula for the purpose of calculating the specific amount or relative percentage of total compensation that should be derived from annual cash incentive opportunities.

The KAR Auction Services, Inc. Annual Incentive Program. The KAR Auction Services, Inc. Annual Incentive Program was adopted for the purpose of motivating and rewarding the successful achievement of pre-determined financial objectives at KAR Auction Services relating to cash based incentive awards. Under such program, the grant of cash based awards to eligible participants is contingent upon the achievement of certain corporate performance goals as determined by the compensation committee.

The compensation committee uses adjusted EBITDA (as defined in this Form 10-K) for KAR Auction Services, ADESA, and IAAI, and adjusted EBTDA for AFC, depending upon the executive, as the measure of performance when establishing annual performance objectives for the named executive officers. Using these measures, the compensation committee establishes, on an annual basis, specific targets that determine the size of payouts under the incentive program. Each named executive officer’s annual incentive opportunity may be based upon a combination of the performance of the Company overall and the performance of the executives’ business unit. In 2009, Mr. Clingen’s, Mr. Loughmiller’s, and Mr. Nordin’s annual incentive opportunity was based solely upon the performance of KAR Auction Services. Mr. Hallett’s annual incentive opportunity was based primarily upon the performance of ADESA and secondarily upon the performance of KAR Auction Services. Mr. O’Brien’s annual incentive opportunity was based primarily upon the performance of IAAI and secondarily upon the performance of KAR Auction Services. Mr. Gottwald’s annual incentive opportunity was based primarily on the performance of AFC and secondarily on the performance of KAR Auction Services.

Performance Targets for 2009 for the KAR Auction Services, Inc. Annual Incentive Program. The compensation committee analyzes financial measures and determines the level of performance required to receive threshold, target, and superior annual incentive payouts. The compensation committee established the performance objectives in amounts which it believed would be achievable given a sustained effort on the part of the named executive officers and which would require increasingly greater effort to achieve the target and superior objectives. The compensation committee may increase or decrease the performance targets and the potential payouts at each performance target, if, in the discretion of the compensation committee, the circumstances warrant such an adjustment. For 2009, in an effort to promote greater consistency and equity among the named executive officers, the compensation committee adjusted the threshold payout percentage for each named executive officer to an amount equal to one-half of the respective target percentage and reduced Mr. O’Brien’s superior payout percentage to 130%.

The chart which follows provides the adjusted EBITDA (adjusted EBDTA for AFC) performance targets established by the compensation committee for 2009 as well as the actual level of performance achieved (dollars in millions):

	Threshold	Target	Superior	Actual
KAR Auction Services	$404.51	$425.80	$468.38	$425.89
ADESA	$261.82	$275.60	$303.16	$286.27
IAAI	$134.13	$145.00	$159.50	$146.53
AFC	$61.94	$65.20	$71.72	$49.16

Under the incentive program, threshold performance objectives must be met in order for any payout to occur. Payouts can range from 50% of target awards for performance at threshold up to a maximum of 130% of target awards for superior performance or no payout if performance is below threshold. The following table shows the annual incentive opportunities for our named executive officers for 2009:

Name	Base Salary	Bonus Opportunity			Bonus Goal Weighting %
		Threshold % of Base Salary	Target % of Base Salary	Superior % of Base Salary	KAR Auction Services	ADESA	IAAI	AFC
James Hallett	$592,250	50%	100%	130%	25%	75%	0%	0%
Eric Loughmiller	$360,500	37.5%	75%	100%	100%	0%	0%	0%
Brian Clingen	$250,000	50%	100%	130%	100%	0%	0%	0%
Thomas O’Brien	$482,281	50%	100%	130%	25%	0%	75%	0%
Donald Gottwald	$400,000	37.5%	75%	100%	25%	0%	0%	75%
John Nordin	$309,000	37.5%	75%	100%	100%	0%	0%	0%

Because KAR Auction Services, ADESA, and IAAI each achieved the target level of performance, each of our named executive officers received an award under the KAR Auction Services, Inc. Annual Incentive Program in 2009. The respective award amounts are set forth in the Summary Compensation Table.

For 2010, the compensation committee increased the superior payout percentage for each of the named executive officers to an amount equal to 150% of the target percentage. Such changes resulted from a subjective determination by the compensation committee that a consistent superior percentage would promote equity among the named executive officers.

Equity Incentive Plans

The KAR Auction Services, Inc. Stock Incentive Plan. The KAR Auction Services, Inc. Stock Incentive Plan was adopted following the completion of the 2007 Transactions (as defined in this Form 10-K) to foster and promote the long-term financial success of KAR Auction Services and its subsidiaries and materially increase stockholder value by:

•	motivating superior performance by means of service- and performance-related incentives;

•	aligning the interests of our named executive officers with the interests of our stockholders so that they manage from the perspective of owners with an equity stake in the Company; and

•

enabling KAR Auction Services and its subsidiaries to attract and retain the services of a skilled and experienced executive management team upon whose judgment, interest, and special effort the successful conduct of its and their operations is largely dependent.

The stock incentive plan provides for the grant of two types of options as well as restricted stock. No restricted stock has been granted under the plan. Participation in the stock incentive plan is limited to such persons as the compensation committee, in its discretion, designates. The number of options granted to each participant, the date of such grant, and the exercise price of the options are also subject to the discretion of the compensation committee.

Because our named executive officers were awarded profit interests in connection with the completion of the 2007 Transactions, the compensation committee determined to not grant awards to our named executive officers, other than Donald Gottwald, under the KAR Auction Services, Inc. Stock Incentive Plan in 2009. The award to Mr. Gottwald was negotiated at the time of Mr. Gottwald’s recruitment and was provided as an inducement for him to accept the position of President and CEO of AFC.

Under the stock incentive plan, one-fourth of the total amount of each option grant is service options, and three-fourths of the amount of each grant is exit options. We have allocated service options and exit options to both encourage employee retention and reward effort. Service options function as an employee retention tool by rewarding continued service, and exit options reward employees’ efforts toward increasing the value of KAR Auction Services and have also served as a retention tool because a grantee generally must remain employed to benefit from the increase in the value of KAR Auction Services. Together, these awards align the interests of our named executive officers and other employees with the interests of our stockholders, who benefit from both the retention of a skilled management team and an increase in the value of KAR Auction Services. Service options are generally exercisable in four equal annual installments, commencing on the first anniversary of the grant date. Pursuant to the terms of the stock incentive plan, the compensation committee has the right to accelerate the exercisability of outstanding options in its discretion. In connection with our initial public offering, the compensation committee accelerated the exercisability of all service options outstanding on the effective date of the initial public offering. The compensation committee believes that these vested service options will continue to function as an employee retention tool because optionholders will want to contribute to and benefit from the potential increase in the value of the Company in the future. Exit options are performance options, and prior to the consummation of our initial public offering, became exercisable only after the occurrence of an exit event based on the satisfaction of certain performance goals.

Following completion of our recent public offering, the compensation committee exercised its discretion and modified the existing exercisability criteria for outstanding exit options so that such options vest and become exercisable in four tranches contingent upon (i) the weighted average closing price of the shares of common stock of the Company exceeding a defined closing price threshold for ninety (90) consecutive trading days (as set forth in the chart which follows), (ii) the closing price of the common stock of the Company on the last trading day of such ninety (90) consecutive trading day period being greater than or equal to 85% of the defined closing price, and (iii) the holder being a director, officer, or employee of the Company or any of its subsidiaries on such date. In addition, the aggregate number of shares of our common stock subject to outstanding options under our stock incentive plans and the respective exercise price of the outstanding options will be proportionately adjusted to reflect, as deemed equitable and appropriate by the compensation committee, any stock dividend, stock split (including reverse stock splits), or other recapitalization or extraordinary transaction affecting the shares of our common stock.

Amount To Vest	Conditions to Vesting (1)
25% of the exit options shall vest and become exercisable if	the weighted average closing price of Company common stock exceeds $20.00 for a period of ninety (90) consecutive trading days

An additional 25% of the exit options shall vest and become exercisable if	the weighted average closing price of Company common stock exceeds $25.00 for a period of ninety (90) consecutive trading days

An additional 25% of the exit options shall vest and become exercisable if	the weighted average closing price of Company common stock exceeds $30.00 for a period of ninety (90) consecutive trading days

An additional 25% of the exit options shall vest and become exercisable if	the weighted average closing price of Company common stock exceeds $35.00 for a period of ninety (90) consecutive trading days

(1)	Subject to the additional vesting requirements described above.

Effective December 10, 2009, the KAR Auction Services, Inc. Stock Incentive Plan was frozen. No additional awards will be made under the stock incentive plan. Future awards will be made under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan. As noted below, our Omnibus Plan will further provide incentives for both performance and retention, as grants under that plan will generally be forfeited upon an employee’s termination of employment.

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan. Our board of directors adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, or the Omnibus Plan, on December 10,

2009. The purpose of the Omnibus Plan is to provide an additional incentive to selected management employees, directors, independent contractors, and consultants of KAR Auction Services whose contributions are essential to the growth and success of our business, in order to strengthen the commitment of such persons to KAR Auction Services, motivate such persons to faithfully and diligently perform their responsibilities, and attract and retain competent and dedicated persons whose efforts will result in our long-term growth and profitability.

Under the Omnibus Plan, participants are eligible to receive options, restricted stock, stock appreciation rights, other stock-based awards, or cash based awards as determined by the compensation committee. The number of shares of common stock available for awards under the terms of the Omnibus Plan is 6,492,683. No awards were made under the Omnibus Plan during 2009.

Under the Omnibus Plan, the compensation committee has the authority to:

•

select Omnibus Plan participants and determine the types of awards to be made to participants, and any appropriate award terms, conditions, and restrictions (including the performance goals and period applicable to awards, if any);

•	determine the number of shares to be covered by each award granted;

•	accelerate or waive any terms and conditions imposed on an award;

•	adopt, alter, and repeal such administrative rules, guidelines, and practices governing the plan as it from time to time deems advisable; and

•

construe and interpret the terms and provisions of the plan and any awards issued under the Omnibus Plan (and any award agreement relating thereto), and to otherwise supervise the administration of the plan and to exercise all powers and authorities either specifically granted under the plan or necessary and advisable in the administration of the plan.

At its February 22, 2010 meeting, the compensation committee approved an award of 150,000 options, which was comprised of 37,500 service options and 112,500 exit options, to Mr. Hallett. The award will be made pursuant to the Company’s policy that option awards be made two days following the Company’s release of its earnings for a completed quarter. The exercise price of the options will be equal to the closing price of the Company’s common stock on March 1, 2010.

Employee Stock Purchase Plan

Prior to our initial public offering, the Company adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan, or the ESPP. The ESPP is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The ESPP will be generally available to all eligible employees (excluding any employee that is an officer or director who is subject to the reporting requirements under Section 16(a) of the Exchange Act), and will not be tied to any performance criteria. Accordingly, our named executive officers will not be eligible to participate in the ESPP.

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

Perquisites

In general, the compensation committee believes that the provision of a certain level of perquisites and other personal benefits to the named executive officers is reasonable and consistent with the objective of facilitating and allowing us to attract and retain highly qualified executive officers. The perquisites which are available to our named executive officers include an automobile allowance, 401(k) matching contributions, Company-paid group term life insurance premiums, and reimbursement of expenses incurred commuting to and from our corporate offices. In addition, in 2009, we reimbursed the relocation expenses of Mr. Gottwald and Mr. Nordin. Mr. Gottwald’s relocation expenses were paid pursuant to an agreement negotiated between Mr. Gottwald and AFC at the time of his recruitment.

The compensation committee has not established a policy or a formula for the purpose of calculating the amount or relative percentage of total compensation that should be derived from perquisites.

Severance and Change in Control Agreements

The compensation committee recognizes that, from time to time, it is appropriate to enter into agreements with our executive officers to ensure that we continue to retain their services and to promote stability and continuity within the Company. In connection with the completion of the 2007 Transactions, Thomas O’Brien and John Nordin entered into individually negotiated employment agreements and in connection with his accepting the position of President and CEO of AFC, Mr. Gottwald entered into an agreement with AFC. Messrs. O’Brien, Nordin and Gottwald are the only named executive officers who have an employment agreement with KAR Auction Services or one of its subsidiaries.

A description of Messrs. O’Brien’s, Nordin’s, and Gottwald’s employment agreements can be found in the section entitled “Employment Agreements with Named Executive Officers.”

KAR LLC Override Units

LLC Agreement. Each of our named executive officers, other than Mr. Gottwald, are also Management Members of KAR LLC. Through the issuance by KAR LLC of certain profit interests referred to as “Override Units,” our named executive officers are incentivized to manage from the perspective of owners with an equity stake in the Company. Override Units may be issued as either Operating Units or Value Units. One-fourth of the Override Units are issued as Operating Units and the remaining three-fourths are issued as Value Units. The ratio of Operating Units to Value Units was determined by our Equity Sponsors and is intended as both a retention tool to reward continued service and as a performance-incentive to reward our named executive officers for the achievement of certain multiples on our Equity Sponsors’ original investment in KAR LLC, as described in the following paragraph.

The Operating Units vest ratably over four years from the date of grant and will be forfeited on a pro rata basis if the executive ceases to be employed by KAR LLC or one of its subsidiaries prior to the fourth anniversary of the date of grant. As of December 31, 2009, 50% of the Operating Units had vested. Operating Units that are vested will participate in distributions from KAR LLC to its members (including our Equity Sponsors) in excess of such members’ original investments in KAR LLC. The Value Units will be forfeited in the event the executive ceases to be employed by KAR LLC or one of its subsidiaries. The portion of the Value Units held by the executive that will participate in distributions from KAR LLC to its members (including our Equity Sponsors) will be determined based on the investment multiple and internal rate of return realized by the Investor Members on their original investment in KAR LLC. For example, all Value Units will participate in distributions if the Investment Multiple is at least 3.5 and the Applicable Performance Percentage of the Value Units will participate in distributions if the Investment Multiple is greater than 1.5 but less than 3.5.

For purposes of the foregoing, the “Investment Multiple” is equal to the quotient of the “Current Value” divided by the “Initial Price.” The “Current Value” is generally equal to the sum of (i) the aggregate amount of distributions received by the Investor Members prior to such time in respect of their common equity interests of KAR LLC plus (ii) in the case of a distribution made in connection with an Exit Event, the product of (y) the aggregate amount per Common Unit of distributions to be received by the Investor Members upon such Exit Event and (z) the aggregate number of Units held by the Investor Members as of the occurrence of such Exit Event. The “Initial Price” is equal to the product of (i) the Investor Members’ average cost per each Common Unit held by the Investor Member times (ii) the total number of the Common Units held by the Investor Member.

The “Applicable Performance Percentage” means, expressed as a percentage, the quotient obtained by dividing (x) the excess, if positive, of the Investment Multiple over 1.5 by (y) 2. Notwithstanding the foregoing or anything to the contrary, in no event will any Value Units participate in distributions unless the Investor Members receive an internal rate of return, compounded annually on their investment in KAR LLC of at least 12% and the Investment Multiple is greater than 1.5. In the event that any portion of the Value Units do not become eligible to participate in distributions upon the occurrence of an Exit Event, such portion of such Value Units will automatically be forfeited. An Exit Event includes, generally, any transaction other than an initial public offering which results in the sale, transfer, or other disposition by certain of the original members of KAR LLC, which are referred to as the “Investor Members,” to a third party of (a) all or substantially all of the limited liability company interests of KAR LLC beneficially owned by the Investor Members, as of the date of such transaction; or (b) all of the assets of KAR LLC and its subsidiaries, taken as a whole.

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

The Operating Units and the Value Units are not convertible into common stock and are generally not transferable. The terms of the Override Units, including the vesting requirements and applicable performance standards, may be modified by KAR LLC as permitted in the LLC Agreement.

Our named executive officers hold profits interests in KAR LLC as follows:

Name	Value Units	Operating Units
James Hallett	131,054.76	43,684.92
Eric Loughmiller	38,436.00	12,812.00
Brian Clingen	131,054.76	43,684.92
Thomas O’Brien	41,196.22	13,732.07
John Nordin	10,912.50	3,637.50

Mr. Gottwald is not a Management Member of KAR LLC and does not hold any Override Units in KAR LLC.

Axle LLC Override Units

Axle LLC Agreement. Prior to the date of the 2007 Transactions, Thomas O’Brien and John Nordin had been Management Members of Axle Holdings II, LLC, or Axle LLC. Axle LLC is the former ultimate parent company of IAAI and is a holder of common equity interests in KAR LLC. As such, they each hold profit interests in Axle LLC referred to as Override Units (the “Axle Override Units”) which were granted prior to the completion of the 2007 Transactions. The Company recognizes compensation expense with respect to the Axle Override Units.

Similar to the Override Units in KAR LLC, the Axle Override Units consist of Operating Units, which vest over a period of time, and Value Units, which vest upon the achievement of certain financial objectives for the benefit of certain of the investors in Axle LLC referred to in the Axle LLC Agreement as the “Kelso Members.”

Subject to certain conditions, including possible forfeiture, the holders of Axle Override Units have certain rights with respect to profits and losses of Axle LLC and distributions from Axle LLC. The Axle Operating Units vested 100% on May 25, 2008. Value Units vest and become eligible to participate in distributions upon the occurrence of certain Exit Events only if, upon the occurrence of such an event, the Kelso Members receive an internal rate of return, compounded annually, on their investment in Axle LLC of at least 12%, and the Investment Multiple is greater than two (2). All Value Units will participate in distributions if the Investment Multiple is at least four (4). If the Investment Multiple is greater than two (2), but less than four (4), the Value Units will participate in the distribution on a ratable basis. Value Units not eligible to participate in distributions upon the occurrence of an Exit Event will be automatically forfeited.

For purposes of the Axle Override Units, an “Exit Event” includes, generally, any transaction which results in the sale, transfer, or other disposition by the Kelso Members to a third party of (a) all or substantially all of the limited liability company interests of Axle LLC beneficially owned by the Investor Members as of the date of such transaction; or (b) all of the assets of Axle LLC and its subsidiaries, taken as a whole. For purposes of the Axle LLC Agreement, the Investment Multiple is, generally, equal to the quotient of the fair market value of all distributions received by Kelso Investment Associates VII, L.P. and KEP VI, LLC (collectively, “Kelso”) divided by Kelso’s aggregate capital contributions to the Axle Holdings II, LLC.

The Axle Override Units were not granted by the compensation committee and the compensation committee does not have authority to amend the terms of the Axle Override Units. Mr. O’Brien holds 128,971 Value Units and 64,485 Operating Units and Mr. Nordin holds 33,333 Value Units and 16,667 Operating Units in Axle LLC. The compensation committee has discretion to consider the Axle Override Units held by Messrs. O’Brien and Nordin, and other executives when determining total compensation. In 2009, the compensation committee did not consider the value of the Axle Override Units a significant factor in determining compensation levels for Mr. O’Brien, Mr. Nordin or the other executives holding Axle Override Units, and, given the amount of Company equity awards held by Mr. O’Brien, Mr. Nordin and other executives, did not consider the Axle Override Units held by such executives to pose any potential conflict of interest with respect to the Company.

Rollover Stock Options

In connection with the completion of the 2007 Transactions, certain stock options held by Messrs. O’Brien and Nordin to acquire shares of stock of Axle Holdings were converted, pursuant to the terms of a Rollover Stock Option Agreement, into options to acquire shares of common stock of KAR Auction Services or cash. Following their conversion, the stock options became exercisable for a specified number of shares of common stock of KAR Auction Services or cash on substantially the same terms and conditions as they had been exercisable under the Axle Holdings, Inc. Stock Incentive Plan. Pursuant to the applicable terms governing the rollover stock options, the aggregate number of shares of our common stock subject to outstanding rollover stock options and the respective exercise price of the outstanding options will be proportionately adjusted to reflect, as deemed equitable and appropriate by the compensation committee, any stock dividend, stock split (including reverse stock splits) or other recapitalization or extraordinary transaction affecting the shares of our common stock. For additional information concerning the terms on which the options are exercisable, see “Potential Payments Upon Termination or Change-in-Control.” The compensation committee has discretion to consider the value of the Rollover Stock Options held by Mr. O’Brien and Mr. Nordin when determining Mr. O’Brien’s and Mr. Nordin’s total compensation. In 2009, the compensation committee did not consider the value of the Rollover Stock Options as a significant factor in setting Mr. O’Brien’s or Mr. Nordin’s compensation.

Tax and Accounting Considerations

Employment Agreements. Section 280G of the Code (“Section 280G”) and related provisions impose substantial excise taxes under Section 4999 of the Code on so-called “excess parachute payments” payable to certain named executive officers upon a change in control and results in the loss of the compensation deduction for such payments by the Company.

The employment agreements with Mr. O’Brien and Mr. Nordin provide that a lump sum “Gross-Up Payment” will be made to Mr. O’Brien or Mr. Nordin in such amount as is necessary to ensure that the net amount retained by Mr. O’Brien or Mr. Nordin, after reduction for any excise taxes on the payments under their employment agreement, will be equal to the amount that the executive officer would have received if no portion of the payments had been an excess parachute payment.

KAR Auction Services, Inc. Stock Incentive Plan. In the event that any payment received under the plan upon the occurrence of an Exit Event would constitute an excess parachute payment, then, the payment will be reduced to the extent necessary to eliminate any such excess parachute payment. In such event, however, KAR Auction Services will use good faith efforts to seek the approval of the shareholders in the manner provided for in Section 280G(b)(5) of the Code and the regulations thereunder with respect to such reduced payments, so that such payment would not be treated as a “parachute payment” for this purpose.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of ASC 718.

Financial Restatements. The compensation committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash- or equity-based incentive compensation paid to named executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. The compensation committee believes that this issue is best addressed when the need actually arises, when all of the facts regarding the restatement are known.

Compensation Committee Report

The compensation committee has reviewed the Compensation Discussion and Analysis for executive compensation for 2009 and discussed that analysis with management. Based on its review and discussions with management, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K. This report is provided by the following persons, who comprised the compensation committee:

Church M. Moore (Chairman)

Sanjeev Mehra

Gregory P. Spivy

Brian T. Clingen

Summary Compensation Table For 2009

The table below contains information concerning the compensation of our (i) PEO, (ii) PFO, (iii) one person who served as the PEO for a portion of the year, and (iv) the three most highly compensated executive officers (other than the PEO and PFO) who were serving as executive officers as of December 31, 2009.

Name and Principal Position	Year		Salary ($)	Bonus ($)		Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (8)	Total ($)
James Hallett,	2009	(1)	592,250	140,513	(2)	1,517,464	643,943	(5)	37,122	2,931,292
CEO (PEO)	2008		586,547	—		—	—		191,948	778,495
	2007	(3)	403,288	210,163	(7)	372,723	358,823	(6)	196,857	1,541,854

Eric Loughmiller,	2009		360,500	—		445,045	270,572	(5)	66,186	1,142,303
Executive Vice President and CFO (PFO)	2008		357,029	—		—	—		65,201	422,230
	2007	(3)	242,890	—		109,313	146,956	(6)	24,129	523,288

Brian Clingen,	2009	(1)	279,068	—		1,517,464	250,164	(5)	41,674	2,088,370
Chairman of the Board	2008		586,547	—		—	—		42.764	629,311
	2007	(3)	403,288	—		372,723	321,136	(6)	24,259	1,121,406

Thomas O’Brien,	2009		482,281	—		2,633,769	505,610	(5)	30,122	3,651,782
President and CEO of IAAI	2008		482,281	—		—	339,650	(9)	29,522	851,453
	2007	(3)	328,405	—		1,723,947	337,753	(6)	17,668	2,407,773

Donald Gottwald, President and CEO of AFC	2009		400,000	—		414,429	75,105	(5)	575,045	1,464,579

John Nordin,	2009		309,000	—		534,628	231,919	(5)	83,085	1,158,632
Executive Vice President and CIO	2008		297,760	—		—	—		53,042	350,802
	2007	(3)	190,907	—		446,330	115,468	(6)	30,662	783,367

(1)	Effective September 8, 2009, James Hallett replaced Brian Clingen as the Chief Executive Officer of KAR Auction Services.
(2)	The amount reported consists of a cash bonus paid to Mr. Hallett in connection with his assumption of the responsibilities and duties of Chief Executive Officer of KAR Auction Services.
(3)	The amounts included in the Summary Compensation Table for 2007 reflect the following:

•	Messrs. Clingen and Hallett began their employment with KAR Auction Services on April 20, 2007.

•	Messrs. Loughmiller and Nordin began their employment with KAR Auction Services on April 20, 2007. Prior to such time, Messrs. Loughmiller and Nordin were employed by IAAI. The amounts reported in the Summary Compensation Table do not include any compensation for periods prior to April 20, 2007, which is the date on which IAAI became a subsidiary of the Company.

•	Mr. O’Brien was employed by IAAI for all of 2007. The amounts reported in the Summary Compensation Table do not include any compensation for periods prior to April 20, 2007, which is the date on which IAAI became a subsidiary of the Company.

(4)	The amounts reported in this column represent the dollar amount recognized for financial statement recording purposes in the applicable fiscal year in accordance with ASC 718 (disregarding any estimate of forfeitures relating to service-based vesting conditions). See Note 4 to our financial statements for 2009, 2008, and 2007, respectively, regarding the assumptions made in determining the dollar amount recognized for financial statement reporting purposes. These amounts consist of the costs recognized in connection with:

•	the rollover stock options held by Mr. O’Brien and Mr. Nordin (see, “Compensation Discussion and Analysis – Rollover Stock Options”);

•	the Axle Override Units held by Mr. O’Brien and Mr. Nordin (see, “Compensation Discussion and Analysis – Axle, LLC Override Units”);

•	the KAR LLC Override Units held by our named executive officers other than Mr. Gottwald (see, “Compensation Discussion and Analysis – KAR LLC Override Units”); and

•	the KAR Auction Services, Inc. stock options held by Mr. Gottwald.

As discussed in Note 4 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, the KAR LLC and Axle LLC operating units are accounted for as liability awards and are re-measured each reporting period at fair value. The Company reversed previously recognized compensation expense for these awards in 2008 as the fair value of the operating units declined. The Company presented no compensation expense in 2008 for the operating units in this table rather than presenting a negative amount for compensation.

(5)	The amount reported is equal to amount paid to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.
(6)	The amounts paid under the KAR Auction Services, Inc. Annual Incentive Program and the Insurance Auto Auctions, Inc. 2007 Incentive Plan were pro-rated for the period May 1, 2007 through December 31, 2007.
(7)	The amount reported consists of a bonus paid to Mr. Hallett in recognition of the time and effort that he expended in assisting in structuring and facilitating the 2007 Transactions prior to his employment with the Company.
(8)	The amounts reported consist of an automobile allowance, 401(k) matching contributions, Company-paid group term life insurance premiums, and commuting expenses to and from our corporate offices. The 2009 amount shown for Messrs. Gottwald and Nordin also include $553,412 and $33,495, respectively, of relocation expense.

•	Automobile allowances provided to the officers: Mr. Clingen – $25,000; Mr. Loughmiller – $25,000; Mr. Hallett – $25,000; Mr. O’Brien – $18,000; Mr. Nordin – $18,000; and Mr. Gottwald – $12,519.

•	401(k) matching contributions made to Messrs. Clingen, Loughmiller, Hallett, O’Brien, and Nordin in the amount of $9,800 and to Mr. Gottwald in the amount of $8,615.

•	Mr. Loughmiller’s commuting expenses included (i) lodging ($24,233); (ii) use of a company-owned automobile ($2,438); and (iii) fuel and miscellaneous vehicle expenses ($3,473). The aggregate incremental cost to the Company for Mr. Loughmiller’s use of a company-owned automobile was calculated based on the depreciation of the purchase price of the automobile. Mr. Clingen’s commuting expenses included (i) lodging ($4,353); and (ii) airfare, ground transportation and meals ($1,278). Mr. Nordin’s commuting expenses included lodging ($20,500).

•	Mr. Gottwald’s relocation expense includes: (i) reimbursement of the loss incurred on the sale of his home in San Diego, California ($237,500); (ii) expenses incurred in connection with the sale of his home in San Diego, California ($77,423.25); (iii) expenses incurred in connection with the purchase of a new home in Indianapolis, Indiana ($15,010.25); (iv) travel costs between San Diego, California and Indianapolis, Indiana ($3,317.73); (v) moving costs ($19,528.37); and (vi) a gross-up payment for taxes ($200,632.59). Mr. Nordin’s relocation expenses included expenses incurred in the sale of his home in Libertyville, Illinois ($23,496.75) and a gross-up payment for taxes ($9,998.22).

(9)	The amount reported equals the amount paid to Mr. O’Brien under the Insurance Auto Auctions, Inc. 2008 Incentive Plan.

Grants of Plan-Based Awards For 2009

The following table summarizes the payouts which our named executive officers could have received upon the achievement of certain performance objectives under the KAR Auction Services, Inc. Annual Incentive Program, and the grants made to our named executive officers in 2009 under the KAR Auction Services, Inc. Stock Incentive Plan.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#) (j)		Exercise or Base Price of Option Awards ($/share) (k)	Grant Date Fair Value of Stock Option Awards (l) (3)
		Threshold ($) (c) (1)	Target ($) (d) (1)	Maximum ($) (e) (1)
James Hallett		296,125	592,250	769,925
Eric Loughmiller		135,188	270,375	360,500
Brian Clingen		125,000	250,000	325,000
Thomas O’Brien		241,141	482,281	626,965
Donald Gottwald		150,000	300,000	400,000
	05/06/2009				79,130	(2)	$10	$3.21
	05/06/2009				237,390	(2)	$10	$7.54
John Nordin		115,875	231,750	309,000

(1)	Columns (c), (d), and (e) include the potential awards for performance at the threshold, target, and maximum (“superior”) levels, respectively, under the KAR Auction Services, Inc. Annual Incentive Program. See, “Compensation Discussion and Analysis – Elements Used to Achieve Compensation Philosophy and Objectives – Annual Cash Incentive Programs” for further information on the terms of the KAR Auction Services, Inc. Annual Incentive Program.
(2)	The options represented in column (j) were awarded to Mr. Gottwald as an inducement to accept the position of President and CEO of AFC and are comprised of one-fourth service options and three-fourths exit options. The service options vested on December 10, 2009, following completion of our initial public offering and the exit options will vest in four tranches as described earlier. See “Compensation Discussion and Analysis – Elements Used to Achieve Compensation Philosophy and Objectives – Equity Incentive Plans.”
(3)	Column (l) represents the grant date fair value in accordance with ASC 718. See Note 4 to our financial statements for 2009 regarding the assumptions made in determining the grant date fair value.

Additional information concerning (i) the KAR Auction Services, Inc. Annual Incentive Program and the performance targets under the plan; and (ii) the KAR Auction Services, Inc. Stock Incentive Plan may be found in the sections entitled “Elements Used to Achieve Compensation Philosophy and Objectives – Annual Cash Incentive Programs” and “– Equity Incentive Plans” respectively. For additional information concerning the KAR LLC Override Units, Axle LLC Override Units, and the Rollover Stock Options see the sections entitled “Elements Used to Achieve Compensation Philosophy and Objectives – KAR LLC Override Units,” “– Axle LLC Override Units,” and “– Rollover Stock Options” respectively.

Employment Agreements with Named Executive Officers

Mr. O’Brien, who has an employment agreement with IAAI, Mr. Nordin, who has an employment agreement with KAR Auction Services, and Mr. Gottwald, who has an agreement with AFC, are currently the only named executive officers who have employment agreements with KAR Auction Services or one of its subsidiaries. A summary of each of the agreements is provided below.

Thomas O’Brien

Mr. O’Brien’s employment agreement provides that Mr. O’Brien is an at-will employee and provides for the following severance and change in control payments:

Termination Due to Mr. O’Brien’s Death or Disability. If Mr. O’Brien’s employment is terminated as a result of his death or disability, IAAI will be obligated to pay him (or his legal representatives) an amount equal to the sum of (i) any earned but unpaid base salary; (ii) his accrued but unpaid vacation earned through the date of termination; (iii) the greater of (I) the product of (x) any incentive compensation paid to or deferred by Mr. O’Brien for the fiscal year preceding the fiscal year in which the date of termination occurs, multiplied by (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365 and (II) the average of the past three (3) years’ annual bonuses (such greater amount being “O’Brien’s Annual Bonus”); and (iv) any compensation previously deferred by Mr. O’Brien. The aggregate of the foregoing is referred to as the “O’Brien’s Accrued Obligations.” Mr. O’Brien’s target bonus is 100% of his annual base salary.

For purposes of Mr. O’Brien’s employment agreement, “disability” is defined to mean with respect to Mr. O’Brien, a substantial inability, by reason of physical or mental illness or accident, to perform his regular responsibilities under the employment agreement indefinitely or for a period of one hundred eighty (180) days. Long-term disability insurance is a Company-paid benefit for all employees and is only paid after six months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Voluntary Termination by Mr. O’Brien or Termination for Cause by IAAI. If Mr. O’Brien voluntarily terminates his employment or if IAAI terminates his employment for cause, IAAI’s sole obligation will be to pay Mr. O’Brien a lump sum amount equal to (i) any earned but unpaid base salary and (ii) his accrued but unpaid vacation earned through the date of termination. For purposes of the employment agreement, “cause” means Mr. O’Brien’s (i) willful and continued failure to perform substantially his duties with IAAI or one of its affiliates (other than any such failure resulting from incapacity due to medically documented illness or injury) for a period of 30 days after a written demand for substantial performance is delivered to Mr. O’Brien by the board of directors, which specifically identifies the manner in which the board of directors believes that Mr. O’Brien has not substantially performed his duties or (ii) willful engaging in illegal conduct or gross misconduct which is demonstrably injurious to IAAI.

Termination for Other Reasons. If Mr. O’Brien’s employment is terminated by IAAI either prior to or more than two (2) years after a “change in control” (as defined below), IAAI will be obligated to pay Mr. O’Brien an amount equal to the sum of (i) Mr. O’Brien’s base salary on the date of termination; plus (ii) Mr. O’Brien’s average annual bonus received over the eight (8) fiscal quarters immediately preceding the fiscal quarter during which Mr. O’Brien’s employment is terminated, without exceeding Mr. O’Brien’s target bonus for the fiscal year during which Mr. O’Brien’s employment is terminated; plus (iii) Mr. O’Brien’s auto allowance for IAAI’s fiscal year during which Mr. O’Brien’s employment is terminated. In addition, IAAI must provide, at IAAI’s expense, continued group health plan coverage for Mr. O’Brien and his qualified beneficiaries until the earlier of the date that Mr. O’Brien begins any subsequent full-time employment for another employer for pay and the date that is one (1) year after Mr. O’Brien’s termination of employment.

Termination Within Two (2) Years Following A Change in Control. If Mr. O’Brien’s employment with IAAI is terminated by IAAI without cause or by reason of Mr. O’Brien’s “involuntary termination” (as defined below), in either case within two (2) years after the effective date of a change in control, IAAI shall pay Mr. O’Brien (i) an amount equal to 150% of the sum of (I) Mr. O’Brien’s then-current annual base salary and (II) O’Brien’s Annual Bonus (as defined above) plus (ii) the amount of O’Brien’s Accrued Obligations (as defined above). In addition, IAAI must provide, at its expense, continued group health plan coverage for Mr. O’Brien and his qualified beneficiaries until the earlier of the date that Mr. O’Brien begins any subsequent full-time employment for another employer for pay and the date that is 18 months after Mr. O’Brien’s termination of employment for any reason.

For purposes of the foregoing, an “involuntary termination” means, generally, Mr. O’Brien’s voluntary termination of employment following (i) a change in Mr. O’Brien’s position which materially reduces Mr. O’Brien’s level of responsibility, (ii) a reduction in Mr. O’Brien’s level of compensation (base salary and target incentive compensation), or (iii) a change in Mr. O’Brien’s place of employment, which is more than seventy-five (75) miles from Mr. O’Brien’s then-current place of employment, provided that such change or diminution, as applicable, is effected without Mr. O’Brien’s written concurrence.

Stock Options after a Change in Control. All of Mr. O’Brien’s outstanding options to purchase KAR Auction Services stock shall accelerate and become fully exercisable immediately upon the occurrence of a change in control or a “corporate transaction” (as defined in the IAAI 1991 Stock Option Plan).

For purposes of Mr. O’Brien’s employment agreement, a “change of control” means, generally: (i) the acquisition by any individual, entity, or group of beneficial ownership of 50% or more of the voting power of the then outstanding voting securities of IAAI entitled to vote generally in the election of directors; or (ii) individuals who, as of the date of the employment agreement, constitute the board of directors of IAAI cease for any reason to constitute at least a majority of the board of directors; or (iii) the consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of IAAI unless, following such merger, consolidation or disposition, (y) all or substantially all of the individuals and entities who were the beneficial owners of the outstanding voting securities of IAAI immediately prior to such merger, consolidation, or disposition beneficially own, directly or indirectly, more than 50% of the voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such merger, consolidation, or disposition in substantially the same proportions as their ownership, immediately prior to such merger, consolidation, or disposition and (z) at least a majority of the members of the board of directors of the corporation resulting from such merger, consolidation, or disposition were members of the board of directors at the time of the execution of the initial agreement, or of the action of the board of directors, providing for such merger, consolidation or disposition; or (iv) the approval by the shareholders of IAAI of a complete liquidation or dissolution of IAAI.

Excise Tax Gross-Up. Mr. O’Brien’s employment agreement provides that if any payment or benefit due and payable under the agreement causes any excise tax imposed by Section 4999 of the Code to become due and payable by Mr. O’Brien, then IAAI will pay to Mr. O’Brien a “gross-up” payment so that he is in the same after-tax position as he would have been had the excise tax not been payable.

Requirements With Respect to Non-Competition and Non-Solicitation. The employment agreement provides that during an 18 month period following his termination of employment for any reason, Mr. O’Brien may not become employed by or engage in any activity or other business substantially similar to or competitive with the business of IAAI within the continental United States, Canada, and Mexico. In addition, during such eighteen (18) month period, Mr. O’Brien may not solicit, aid, or induce (i) any employee of IAAI to leave IAAI or (ii) any customer, client, vendor, lender, supplier, or sales representative of IAAI or similar persons engaged in business with IAAI to discontinue such relationship or reduce the amount of business done with IAAI.

John Nordin

Mr. Nordin’s employment agreement provides that Mr. Nordin is an at-will employee and provides for the following severance and change in control payments:

Termination Due to Mr. Nordin’s Death or Disability. If Mr. Nordin’s employment is terminated as a result of his death or disability, KAR Auction Services will be obligated to pay him (or his legal representatives) an amount equal to the sum of (i) any earned but unpaid base salary; (ii) his accrued but unpaid vacation earned through the date of termination; (iii) the greater of (I) the product of (x) any incentive compensation paid to or deferred by Mr. Nordin for the fiscal year preceding the fiscal year in which the date of termination occurs, multiplied by (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365 and (II) the average of the past three (3) years’ annual bonuses (such greater amount being “Nordin’s Annual Bonus”); and (iv) any compensation previously deferred by Mr. Nordin. The aggregate of the foregoing is referred to as the “Nordin’s Accrued Obligations.” Mr. Nordin’s target bonus is 75% of his annual base salary.

For purposes of Mr. Nordin’s employment agreement, “disability” is defined to mean with respect to Mr. Nordin, a substantial inability, by reason of physical or mental illness or accident, to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.

Voluntary Termination by Mr. Nordin or Termination for Cause by KAR Auction Services. If Mr. Nordin voluntarily terminates his employment or if KAR Auction Services terminates his employment for cause, KAR Auction Services’ sole obligation will be to pay Mr. Nordin a lump sum amount equal to (i) any earned but unpaid base salary, and (ii) his accrued but unpaid vacation earned through the date of termination. For purposes of the employment agreement, “cause” means Mr. Nordin’s (i) willful and continued failure to perform substantially his duties with KAR Auction Services or one of its affiliates (other than any such failure resulting from incapacity due to medically documented illness or injury) for a period of 30 days after a written demand for substantial performance is delivered to Mr. Nordin by the board of directors, which specifically identifies the manner in which the board of directors believes that Mr. Nordin has not substantially performed his duties or (ii) willful engaging in illegal conduct or gross misconduct which is demonstrably injurious to KAR Auction Services.

Termination for Other Reasons. If the employment agreement is terminated by KAR Auction Services either prior to or more than two (2) years after a “change in control” (as defined below), KAR Auction Services will be obligated to pay Mr. Nordin an amount equal to the sum of (i) the portion of Mr. Nordin’s base salary earned for services performed through the date of termination and any accrued vacation earned but not paid through the date of termination, (ii) a lump sum payment equal to Mr. Nordin’s annual base salary in effect at the time Mr. Nordin’s employment is terminated; plus (iii) Mr. Nordin’s average annual bonus received over the eight (8) fiscal quarters of KAR Auction Services immediately preceding fiscal quarter during which Mr. Nordin’s employment is terminated, without exceeding Mr. Nordin’s target bonus for the fiscal year during which his employment is terminated; plus (iv) Mr. Nordin’s auto allowance for the fiscal year during which Mr. Nordin’s employment is terminated. In addition, KAR Auction Services shall provide, at its expense, continued group health plan coverage for Mr. Nordin and his qualified beneficiaries for a period extending through the earlier of the date Mr. Nordin begins any subsequent full-time employment for another employer for pay and the date that is one (1) year after Mr. Nordin’s termination of employment.

Termination Within Two (2) Years Following A Change in Control. If Mr. Nordin’s employment with KAR Auction Services is terminated by KAR Auction Services without cause or by reason of Mr. Nordin’s “involuntary termination” (as defined below), in either case within two (2) years after the effective date of a change in control, KAR Auction Services shall pay Mr. Nordin (i) an amount equal to 150% of the sum of (I) Mr. Nordin’s then-current annual base salary and (II) Nordin’s Highest Annual Bonus (as defined above) plus (ii) the amount of Nordin’s Accrued Obligations (as defined above). In addition, KAR Auction Services must provide, at its expense, continued group health plan coverage for Mr. Nordin and his qualified beneficiaries until the earlier of the date that Mr. Nordin begins any subsequent full-time employment for another employer for pay and the date that is 18 months after Mr. Nordin’s termination of employment.

For purposes of the foregoing, an “involuntary termination” means, generally, Mr. Nordin’s voluntary termination of employment following (i) a material diminution in Mr. Nordin’s position with KAR Auction Services which materially reduces Mr. Nordin’s level of responsibility, (ii) a material diminution in Mr. Nordin’s base salary, or (iii) a change in Mr. Nordin’s place of employment, which is more than seventy-five (75) miles from Mr. Nordin’s then-current place of employment, provided that such change or diminution, as applicable, is effected without Mr. Nordin’s written concurrence.

Stock Options after a Change in Control. All of Mr. Nordin’s outstanding options to purchase KAR Auction Services stock shall accelerate and become fully exercisable immediately upon the occurrence of a change in control.

For purposes of Mr. Nordin’s employment agreement, a “change of control” means, generally: (i) the acquisition by any individual, entity, or group of beneficial ownership of 50% or more of the voting power of the then outstanding voting securities of KAR Auction Services entitled to vote generally in the election of directors; or (ii) individuals who, as of the date of the employment agreement, constitute the board of directors of KAR Auction Services cease for any reason to constitute at least a majority of the board of directors; or (iii) the consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of KAR Auction Services unless, following such merger, consolidation or disposition, (y) all or substantially all of the individuals and entities who were the beneficial owners of the outstanding voting securities of KAR Auction Services immediately prior to such merger, consolidation, or disposition beneficially own, directly or indirectly, more than 50% of the voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such merger, consolidation, or disposition in substantially the same proportions as their ownership, immediately prior to such merger, consolidation, or disposition and (z) at least a majority of the members of the board of directors of the corporation resulting from such merger, consolidation, or disposition were members of the board of directors at the time of the execution of the initial agreement, or of the action of the board of directors, providing for such merger, consolidation or disposition; or (iv) the approval by the shareholders of KAR Auction Services of a complete liquidation or dissolution of KAR Auction Services.

Excise Tax Gross-Up. Mr. Nordin’s employment agreement provides that if any payment or benefit due and payable under the agreement causes any excise tax imposed by Section 4999 of the Code to become due and payable by Mr. Nordin, then KAR Auction Services will pay to Mr. Nordin a “gross-up” payment so that he is in the same after-tax position as he would have been had the excise tax not been payable.

Requirements With Respect to Non-Competition and Non-Solicitation. The employment agreement provides that during an 18 month period following his termination of employment for any reason, Mr. Nordin may not become employed by or engage in any activity or other business substantially similar to or competitive with the business of KAR Auction Services within the continental United States, Canada, and Mexico. In addition, during such eighteen (18) month period, Mr. Nordin may not solicit, aid, or induce (i) any employee of KAR Auction Services to leave KAR Auction Services or (ii) any customer, client, vendor, lender, supplier, or sales representative of KAR Auction Services or similar persons engaged in business with KAR Auction Services to discontinue such relationship or reduce the amount of business done with KAR Auction Services.

Donald Gottwald

Mr. Gottwald’s employment agreement provides that Mr. Gottwald is an at-will employee and provides for the following severance and change in control payments.

Termination Due to Mr. Gottwald’s Death or Disability. AFC has no obligation to make any severance payments to Mr. Gottwald in the event that his employment is terminated as a result of his death or disability.

Voluntary Termination by Mr. Gottwald or Termination for Cause by AFC. In the event that Mr. Gottwald terminates his employment for other than “good reason” (as defined below) or AFC terminates his employment for “cause” (as defined below), AFC has no obligation to make any severance payments to Mr. Gottwald. For this purpose, “good reason” is defined to mean (i) a material reduction in Mr. Gottwald’s base salary, or (ii) a material adverse alteration in Mr. Gottwald’s authority, duties, responsibilities or position. Notwithstanding the foregoing, the following are not deemed to constitute “good reason”: (i) an isolated insubstantial and inadvertent action not taken in bad faith and which is remedied by AFC promptly after receipt of notice thereof given by Mr. Gottwald, or (ii) a change in the person to whom (but not the position to which) Mr. Gottwald reports. Further, “cause” means, as determined in good faith by the Board of Directors of KAR Auction Services, Mr. Gottwald’s willful engagement in illegal conduct of misconduct which is injurious to AFC or one of its affiliates.

Termination for Other Reasons. In the event that Mr. Gottwald terminates his employment for good reason or AFC terminates his employment for any reason other than cause (and provided that Mr. Gottwald signs and does not revoke a general release of claims against AFC, its affiliates and their directors, officers and employees), Mr. Gottwald will be entitled to receive in monthly installments payable over two (2) years, an amount equal to (i) three (3) times his base salary at the time of the termination (if the termination occurs within three (3) years after his initial date of hire); or (ii) one (1) times his base salary at the time of termination (if the termination occurs after three (3) years following his initial date of hire, which was January 1, 2009). Mr. Gottwald will also be reimbursed by AFC for the payments which he makes for the continuation of group healthcare coverage during the eighteen (18) month period in which he is eligible for benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA).

Outstanding Equity Awards at Fiscal Year-End For 2009

Name (a)	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)
James Hallett	21,842.46	(1)	21,842.46	(1)	100	06/15/2017
			131,054.76	(2)	100	06/15/2017

Eric Loughmiller	6,406.00	(1)	6,406.00	(1)	100	06/15/2017
			38,436	(2)	100	06/15/2017

Brian Clingen	21,842.46	(1)	21,842.46	(1)	100	06/15/2017
			131,054.76	(2)	100	06/15/2017

Thomas O’Brien	6,866.04	(1)	6,866.04	(1)	100	06/15/2017
			41,196.22	(2)	100	06/15/2017
	249,056.00	(3)			3.14	11/14/2013
	264,672.00	(4)			3.52	12/16/2012
	64,485.00	(5)			25.62	05/25/2015
			128,971.00	(6)	25.62	05/25/2015

Donald Gottwald	79,130.00	(7)			10	05/06/2019
			237,390.00	(7)	10	05/06/2019

John Nordin	1,818.75	(1)	1,818.75	(1)	100	06/15/2017
			10,912.50	(2)	100	06/15/2017
	26,468.00	(3)			3.14	11/14/2013
	16,667.00	(5)			25.62	05/25/2015
			33,333.00	(6)	25.62	05/25/2015

(1)	These Operating Units in KAR LLC were granted on June 15, 2007 and vest ratably on each of the first four (4) anniversaries of the date of grant (see, “Compensation Discussion and Analysis – KAR LLC Override Units”). These Operating Units are not convertible into our common stock.
(2)	These Value Units in KAR LLC were granted on June 15, 2007 and vest upon the occurrence of an Exit Event, provided that certain performance criteria are achieved (see, “Compensation Discussion and Analysis – KAR LLC Override Units”). These Value Units are not convertible into our common stock.
(3)	These stock options were granted on November 14, 2003 pursuant to the Insurance Auto Auctions, Inc. 2003 Stock Option Plan. Upon the occurrence of the 2007 Transactions, these options were converted into options to acquire shares of common stock of KAR Auction Services or cash pursuant to the terms of a Rollover Stock Option Agreement. These options were fully vested at the time of the 2007 Transactions.

(4)	These stock options were granted on December 16, 2002 pursuant to the Insurance Auto Auctions, Inc. 1991 Stock Option Plan prior to the date of the 2007 Transactions. These options were converted into options to acquire shares of common stock of KAR Auction Services or cash pursuant to the terms of a Rollover Stock Option Agreement. These options were fully vested at the time of the 2007 Transactions.
(5)	These Operating Units in Axle LLC were granted on May 25, 2005 and became fully vested on May 25, 2008 (see, “Compensation Discussion and Analysis – Axle LLC Override Units”).
(6)	These Value Units in Axle LLC were granted on May 25, 2005 and vest upon the occurrence of an Exit Event, provided that certain performance criteria are achieved (see, “Compensation Discussion and Analysis – Axle LLC Override Units”).
(7)	The service options were granted on May 6, 2009 and became fully vested on December 10, 2009. The exit options will vest in four tranches as described earlier (see “Compensation Discussion and Analysis – Elements Used to Achieve Compensation Philosophy and Objectives – Equity Incentive Plans”).

Potential Payments Upon Termination or Change-In-Control

The following is a discussion of payments and benefits that would be due to our named executive officers upon certain types of employment terminations or the occurrence of a change in control of the Company.

The KAR Auction Services, Inc. Annual Incentive Program. The KAR Auction Services, Inc. Annual Incentive Program provides for the following payments upon the termination of employment scenarios set forth below. Each of the named executive officers participates in the KAR Auction Services, Inc. Annual Incentive Program.

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

Voluntary Termination or Termination by the Company. If the employment of any named executive officer is terminated for cause or the named executive officer voluntarily terminates his employment with KAR Auction Services or ADESA, such named executive officer will forfeit all rights to any incentive award payment under the plan.

The KAR Auction Services, Inc. Stock Incentive Plan. The Stock Incentive Plan provides for the following treatment of stock options issued pursuant to the plan upon the termination of employment scenarios or a change in control, as set forth below. As a result of this incentive plan being frozen by the Company on December 10, 2009, no additional stock options will be granted under this plan. Future grants of stock options will be made pursuant to the terms of the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan.

Death, Disability, Retirement. In the event that any named executive officer’s employment with KAR Auction Services or any subsidiary of KAR Auction Services is terminated by reason of the named executive officer’s death, disability, or retirement, then all options held by the named executive officer that are exercisable as of the date of such termination may be exercised by the named executive officer or the named executive officer’s beneficiary until the earlier of (i) one (1) year following the named executive officer’s termination of employment or (ii) the normal expiration date of the options. All options that are not exercisable on the date of such termination of employment shall terminate and be canceled immediately upon such termination of employment.

Voluntary Termination or Termination by the Company. In the event that any named executive officer’s employment with KAR Auction Services or any subsidiary of KAR Auction Services is terminated for cause (as defined below) or due to the named executive officer’s voluntary resignation without “good reason” (as defined below), all options then held by the named executive officer, whether or not then exercisable, shall terminate and be canceled immediately upon such termination of employment.

For this purpose, “cause” means, generally, (i) the refusal or neglect of the named executive officer to perform substantially his employment-related duties, (ii) the named executive officer’s personal dishonesty, incompetence, willful misconduct, or breach of fiduciary duty, (iii) the named executive officer’s indictment for, conviction of, or entering a plea of guilty or nolo contendere to a crime constituting a felony or his willful violation of any applicable law, (iv) the named executive officer’s failure to reasonably cooperate, following a request to do so by KAR Auction Services or any of its subsidiaries, in any internal or governmental investigation or (v) the named executive officer’s material breach of any written covenant or agreement not to disclose any information pertaining to KAR Auction Services or any of its subsidiaries or not to compete or interfere with KAR Auction Services or any of its subsidiaries.

Termination Without Cause or For Good Reason. In the event that any named executive officer’s employment with KAR Auction Services or any subsidiary of KAR Auction Services is terminated by KAR Auction Services or any of its subsidiaries without cause (as defined above) or by the named executive officer for “good reason” (as defined below), any options then held by the named executive officer which are exercisable on the date of termination shall be exercisable until the earlier of (i) the 90th day following the named executive officer’s termination of employment or (ii) the normal expiration date of the options. Any options held by the named executive officer that are not then exercisable shall terminate and be canceled immediately upon such termination of employment.

Unless specified otherwise in a named executive officer’s employment agreement, the termination of a named executive officer’s employment with KAR Auction Services or any of its subsidiaries shall be deemed to be for “good reason” if such named executive officer voluntarily terminates his or her employment with the Company or any subsidiary of the Company as a result of (i) the Company or any subsidiary of the Company significantly reducing the named executive officer’s current salary without the named executive officer’s prior written consent, or (ii) the Company or any subsidiary of the Company taking any action that would substantially diminish the aggregate value of the benefits provided to the named executive officer under the Company’s or such subsidiary’s accident, disability, life insurance, or any other employee benefit plans in which the named executive officer participates.

Upon the Occurrence of an Exit Event. Immediately upon the occurrence of an Exit Event (as defined in “Compensation Discussion and Analysis – Elements Used to Achieve Compensation Philosophy and Objectives – Long Term Equity Incentive Programs”), each outstanding service option and each outstanding exit option (according to the schedule which follows) will be canceled in exchange for a cash payment in an amount equal to the excess of the Exit Event Price (as defined in the plan) over the Option Price (as defined in the plan).

As noted in “Compensation Discussion and Analysis – Elements Used to Achieve Compensation Philosophy and Objectives – Long Term Equity Incentive Programs,” the compensation committee decided to vest all outstanding service options and substitute the existing exercisability criteria for outstanding exit options so that such options instead vest and become exercisable contingent upon achievement of specified price thresholds for shares of common stock of the Company, in each case, subject to and effective upon the effectiveness of the initial public offering.

Reduction for Excess Parachute Payments. In the event that any payment received upon the occurrence of an Exit Event under the KAR Auction Services, Inc. Stock Incentive Plan would constitute an “excess parachute payment” as defined in Section 280G of the Code, the payment shall be reduced to an amount necessary to avoid the imposition of Section 280G of the Code. In such event, KAR Auction Services will use good faith efforts to seek the approval of its shareholders in the manner provided for under Section 280G(b)(5) of the Code and the regulations thereunder with respect to such payment so that it will not be treated as an “excess parachute payment” for this purpose.

Rollover Stock Options. Pursuant to the terms of a Rollover Stock Option Agreement entered into in connection with the completion of the 2007 Transactions, the options held by Messrs. O’Brien and Nordin to acquire shares of Axle Holdings, Inc. were converted into options to acquire shares of KAR Auction Services or cash. Pursuant to the Rollover Stock Option Agreement, the options are exercisable according to substantially the same terms and conditions, including with respect to vesting, as were applicable to the options under the Axle Holdings, Inc. Stock Incentive Plan. Further, pursuant to the terms of the KAR Auction Services, Inc. Shareholders Agreement, the Company has a right to repurchase the options held by Mr. O’Brien or Mr. Nordin at the fair market value of such options following the termination of such persons employment with the Company or any subsidiary of the Company.

Death, Disability or Retirement. Subject to the Company’s repurchase right, in the event that Mr. O’Brien’s or Mr. Nordin’s employment with the Company or any subsidiary of the Company is terminated because of his death, disability or retirement, any options granted to him which are otherwise exercisable may be exercised until the earlier of (i) one (1) year following the termination of his employment or (ii) the expiration of the term of the options. All options that are not exercised in accordance with the previous sentence shall terminate and be canceled upon the applicable date.

Voluntary Termination or For Cause Termination. Subject to the Company’s repurchase right, in the event that Mr. O’Brien’s or Mr. Nordin’s employment with the Company or any subsidiary of the Company is terminated for cause or due to his voluntary resignation, all options granted to him shall be forfeited, regardless of whether such options are then exercisable.

Termination Without Cause or For Good Reason. Subject to the Company’s repurchase right, in the event that Mr. O’Brien’s or Mr. Nordin’s employment with the Company or any subsidiary of the Company is terminated by the Company without cause or by him for good reason, any options granted to him which are otherwise exercisable, may be exercised until the earlier of (i) 60 days following the termination of his employment or (ii) the expiration of the term of the options. All options that are not exercised in accordance with the previous sentence shall terminate and be canceled upon the applicable date.

Upon the Occurrence of an Exit Event. Immediately upon the occurrence of an Exit Event (as defined in “Elements Used to Achieve Compensation Philosophy and Objectives – Long Term Equity Incentives Programs”) all service based options (whether or not then exercisable) and all performance-based options that, prior to or in connection with such Exit Event, have become exercisable in connection with the attainment of performance objectives, shall be canceled in exchange for a cash payment by the Company. All options that do not vest in accordance with the previous sentence shall terminate and be canceled immediately following the Exit Event.

As noted in “Compensation Discussion and Analysis – Elements Used to Achieve Compensation Philosophy and Objectives – Long Term Equity Incentive Programs,” in connection with the effectiveness of the Company’s initial public offering, the compensation committee has vested all outstanding service options and substituted the existing exercisability criteria for outstanding exit options so that such options instead vest and become exercisable contingent upon achievement of specified price thresholds for shares of common stock of the Company.

Reduction for Excess Parachute Payments. In the event that any payment received upon the occurrence of an Exit Event under the Rollover Stock Option Agreement would constitute an “excess parachute payment” as defined in Section 280G of the Code, the payment shall be reduced to an amount necessary to avoid the imposition of Section 280G of the Code. In such event, KAR Auction Services will use good faith efforts to seek the approval of its shareholders in the manner provided for under Section 280G(b)(5) of the Code and the regulations thereunder with respect to such payment so that it will not be treated as an “excess parachute payment” for this purpose.

LLC Agreement of KAR LLC

The LLC Agreement provides for the following payments to Messrs. Clingen, Loughmiller, Hallett, O’Brien, and Nordin, who are Management Members of KAR LLC, upon the termination of employment scenarios or a change in control, as set forth below:

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

Termination for Any Reason Other Than Cause. Provided that an Exit Event (as defined in “Elements Used to Achieve Compensation Philosophy and Objectives – Long Term Equity Incentives Programs”) has not occurred and that a definitive agreement is not in effect regarding a transaction which, if consummated, would result in an Exit Event, then all of the Value Units and a percentage of the Operating Units shall be forfeited according to the following schedule:

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

Axle LLC Agreement

The Axle LLC Agreement provides for the following payments to Mr. O’Brien and Mr. Nordin, who are the only named executive officers that are Management Members of Axle LLC, upon the termination of employment scenarios or a change in control, as set forth below.

Termination for Cause. In the event that Mr. O’Brien’s or Mr. Nordin’s employment is terminated for “cause” (as defined in Mr. O’Brien’s and Mr. Nordin’s employment agreements), all Override Units issued to Mr. O’Brien or Mr. Nordin, including vested Override Units, shall be forfeited.

Termination for Any Reason Other Than Cause. All of Mr. O’Brien’s and Mr. Nordin’s Operating Units are vested and, as a result, may only be forfeited upon a termination of his employment for “cause” (as defined in Mr. O’Brien’s and Mr. Nordin’s employment agreements) or upon the occurrence of an Exit Event as described herein. In the event that Mr. Nordin’s employment terminates for a reason other than “cause” (as defined in his employment agreement), then his Value Units shall be forfeited. In the event that Mr. O’Brien’s employment terminates for a reason other than “cause” (as defined in his employment agreement), then his Value Units shall not be forfeited but shall be retained by him until the occurrence of an Exit Event within 24 months from the date of termination.

Upon the Occurrence of an Exit Event. Upon the occurrence of an Exit Event, all vested Operating Units held by Mr. O’Brien or Mr. Nordin become eligible to participate in distributions. All Value Units held by Mr. O’Brien and Mr. Nordin shall vest and become eligible to participate in distributions in accordance with the following schedule:

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

Potential Payments Upon Termination or Change in Control – Tables

The amounts in the tables below assume that the termination or change in control, as applicable, was effective as of December 31, 2009, the last business day of the prior fiscal year, and that the respective named executive officers exercised all options and profit interests available to them at such time. The tables are merely illustrative examples of the impact of a hypothetical termination of employment or change in control. The amounts that would actually be paid upon a termination of employment can only be determined at the time of such termination, based on the facts and circumstances then prevailing.

James Hallett

	Severance	Non-Equity Incentive Pay (1)	Rollover Stock Options	KAR Stock Options	Axle Override Units		KAR Override Units		Excise Gross-up	Other (Life Ins)		Total
					Operating Units	Value Units	Operating Units (2)	Value Units (3)
Death	—	$643,943	—	—	—	—	$827,829	—	—	$500,000	(4)	$1,971,772
Disability (5)	—	$643,943	—	—	—	—	$827,829	—	—	—		$1,471,772
Voluntary Termination or for Cause	—	—	—	—	—	—	—	—	—	—		—
Term w/o Cause or for Good Reason	—	—	—	—	—	—	—	—	—	—		—
After Change in Control	—	$643,943	—	—	—	—	$1,655,658	—	—	—		$2,299,601

(1)	The amount reported is equal to amount payable to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.
(2)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $137.90 per share.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Operating Units.

(3)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 1.379;

•	an estimated share price of $137.90 per share; and

•	an internal rate on the Investor Members’ investment in KAR LLC less than 12%.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Value Units.

(4)	Under the Group Term Life Policy, Mr. Hallett’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(5)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Eric Loughmiller

	Severance	Non-Equity Incentive Pay (1)	Rollover Stock Options	KAR Stock Options	Axle Override Units		KAR Override Units		Excise Gross-up	Other (Life Ins)		Total
					Operating Units	Value Units	Operating Units (2)	Value Units (3)
Death	—	$270,572	—	—	—	—	$242,787	—	—	$500,000	(4)	$1,013,359
Disability (5)	—	$270,572	—	—	—	—	$242,787	—	—	—		$513,359
Voluntary Termination or for Cause	—	—	—	—	—	—	—	—	—	—		—
Term w/o Cause or for Good Reason	—	—	—	—	—	—	—	—	—	—		—
After Change in Control	—	$270,572	—	—	—	—	$485,575	—	—	—		$756,147

(1)	The amount reported is equal to amount payable to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.
(2)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $137.90 per share.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Operating Units.

(3)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 1.379;

•	an estimated share price of $137.90 per share; and

•	an internal rate on the Investor Members’ investment in KAR LLC less than 12%.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Value Units.

(4)	Under the Group Term Life Policy, Mr. Loughmiller’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(5)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Brian Clingen

	Severance	Non-Equity Incentive Pay (1)	Rollover Stock Options	KAR Stock Options	Axle Override Units		KAR Override Units		Excise Gross-up	Other (Life Ins)		Total
					Operating Units	Value Units	Operating Units (2)	Value Units (3)
Death	—	$250,164	—	—	—	—	$827,829	—	—	$500,000	(4)	$1,577,993
Disability (5)	—	$250,164	—	—	—	—	$827,829	—	—	—		$1,077,993
Voluntary Termination or for Cause	—	—	—	—	—	—	—	—	—	—		—
Term w/o Cause or for Good Reason	—	—	—	—	—	—	—	—	—	—		—
After Change in Control	—	$250,164	—	—	—	—	$1,655,658	—	—	—		$1,905,822

(1)	The amount reported is equal to amount payable to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.
(2)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $137.90 per share.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Operating Units.

(3)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 1.379;

•	an estimated share price of $137.90 per share; and

•	an internal rate on the Investor Members’ investment in KAR LLC less than 12%.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Value Units.

(4)	Under the Group Term Life Policy, Mr. Clingen’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(5)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.

Thomas O’Brien

	Severance		Non-Equity Incentive Pay		Rollover Stock Options (1)	KAR Stock Options	Axle Override Units		KAR Override Units		Excise Gross-up	Other (Life Ins)		Total
							Operating Units(2)	Value Units(3)	Operating Units(4)	Value Units(5)
Death	$339,650		—		$5,371,951	—	$2,620,864	—	$260,223	—	—	$500,000	(6)	$9,092,688
Disability(7)	$339,650		—		$5,371,951	—	$2,620,864	—	$260,223	—	—	—		$8,592,688
Voluntary Termination or for Cause	—		—		—	—	—	—	—	—	—	—		—
Term w/o Cause or for Good Reason	$943,003	(8)	—		$5,371,951	—	—	—	—	—	$1,209,060	—		$7,524,014
After Change in Control	$1,210,286	(8)	$505,610	(9)	$5,371,951	—	$2,620,864	$1,536,521	$520,445	—	$2,781,049	—		$14,546,726

(1)	For a description of the Rollover Stock Options, see footnote 3 and footnote 4 to the Outstanding Equity Awards Table.
(2)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $66.26 per share.

See “Compensation Discussion and Analysis – Axle LLC Override Units” for a description of the Operating Units.

(3)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 2.5863;

•	an estimated share price of $66.26 per share; and

•	an internal rate on the Investor Members’ investment in Axle LLC of at least 12%.

See “Compensation Discussion and Analysis – Axle LLC Override Units” for a description of the Value Units.

(4)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $137.90 per share.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Operating Units.

(5)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 1.379;

•	an estimated share price of $137.90 per share; and

•	an internal rate on the Investor Members’ investment in KAR LLC less than 12%.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Value Units.

(6)	Under the Group Term Life Policy, Mr. O’Brien’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(7)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.
(8)	Based upon Mr. O’Brien’s annual salary as of December 31, 2009.
(9)	The amount reported is equal to amount payable to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.

Donald Gottwald

	Severance		Non-Equity Incentive Pay (1)	Rollover Stock Options	KAR Stock Options (2)	Axle Override Units		KAR Override Units		Excise Gross-up	Other (Life Ins)		Total
						Operating Units	Value Units	Operating Units	Value Units
Death	—		$75,105	—	$299,903	—	—	—	—	—	$500,000	(3)	$875,008
Disability (4)	—		$75,105	—	$299,903	—	—	—	—	—	—		$375,008
Voluntary Termination or for Cause	—		—	—	—	—	—	—	—	—	—		—
Term w/o Cause or for Good Reason	$1,220,386	(5)	—	—	$299,903	—	—	—	—	—	—		$1,520,289
After Change in Control	$1,220,386	(5)	$75,105	—	$299,903	—	—	—	—	—	—		$1,595,394

(1)	The amount reported is equal to amount payable to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.
(2)	The amount reported assumes a KAR common stock share price of $13.79 which was the closing price on December 31, 2009.
(3)	Under the Group Term Life Policy, Mr. Gottwald’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(4)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.
(5)	Based upon Mr. Gottwald’s annual salary at December 31, 2009 and includes 18 months of reimbursement of payments made by Mr. Gottwald for continuation of group health insurance under COBRA.

John Nordin

	Severance		Non-Equity Incentive Pay		Rollover Stock Options (1)	KAR Stock Options	Axle Override Units		KAR Override Units		Excise Gross-up	Other (Life Ins)		Total
							Operating Units (2)	Value Units (3)	Operating Units (4)	Value Units (5)
Death	$62,444		—		$281,884	—	$677,397	—	$68,931	—	—	$500,000	(6)	$1,590,656
Disability (7)	$62,444		—		$281,884	—	$677,397	—	$68,931	—	—	—		$1,090,656
Voluntary Termination or for Cause	—		—		—	—	—	—	—	—	—	—		—
Term w/o Cause or for Good Reason	419,308	(8)	—		$281,884	—	—	—	—	—	—	—		$701,192
After Change in Control	579,473	(8)	$231,919	(9)	$281,884	—	$677,397	$397,119	$137,861	—	$517,204	—		$2,822,857

(1)	For a description of the Rollover Stock Options, see footnote 3 to the Outstanding Equity Awards Table.
(2)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $66.26 per share.

See “Compensation Discussion and Analysis – Axle LLC Override Units” for a description of the Operating Units.

(3)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 2.5863;

•	an estimated share price of $66.26 per share; and

•	an internal rate on the Investor Members’ investment in Axle LLC of at least 12%.

See “Compensation Discussion and Analysis – Axle LLC Override Units” for a description of the Value Units.

(4)	The actual value of the Operating Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Operating Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have assumed, based upon the performance of the company in 2009, an estimated share price of $137.90 per share.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Operating Units.

(5)	The actual value of the Value Units cannot be determined until such time as an Exit Event occurs and all surrounding facts and circumstances are known. These amounts represent an estimate of the value of the Value Units assuming an Exit Event occurred on the last business day of the year. For purposes of this estimate, we have made certain assumptions based upon the performance of the company in 2009. Specifically, we have assumed:

•	an equity multiple of 1.379;

•	an estimated share price of $137.90 per share; and

•	an internal rate on the Investor Members’ investment in KAR LLC less than 12%.

See “Compensation Discussion and Analysis – KAR LLC Override Units” for a description of the Value Units.

(6)	Under the Group Term Life Policy, Mr. Nordin’s designated beneficiary is entitled to a payment in an amount equal to two times his annual salary, not exceeding $500,000.
(7)	Long-term disability is a Company paid benefit for all employees and only paid after 6 months on short-term disability. The benefit is 66.67% of base pay capped at $10,000 per month.
(8)	Based upon Mr. Nordin’s annual salary as of December 31, 2009.
(9)	The amount reported is equal to amount payable to the named executive officer under the KAR Auction Services, Inc. Annual Incentive Program.

Compensation Committee Interlocks and Insider Participation

During most of 2009, the compensation committee was comprised of Church M. Moore (Chairman), Sanjeev Mehra, Gregory P. Spivy, Brian Clingen, James Hallett, and Thomas O’Brien. Following completion of our initial public offering on December 10, 2009, the compensation committee was reduced to Messrs. Moore, Mehra, Spivy, and Clingen. Until September 8, 2009, Mr. Clingen was the Chairman and CEO of KAR Auction Services and Mr. Hallett was the President and CEO of ADESA. Mr. O’Brien is the President and CEO of IAAI. See “Certain Relationships and Related Transactions” for a description of certain relationships between the Company and Messrs. Clingen, Hallett, and O’Brien.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holder(s)	9,209,325	$9.29	6,492,683
Equity compensation plans not approved by security holders	—	—	—

Total	9,209,325	$9.29	6,492,683

(1)	Includes (a) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan and (b) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the time of the merger on April 20, 2007.
(2)	Awards issued post-merger by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $16.68. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $3.14 to $8.52.

Security Ownership and Certain Beneficial Ownership

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 24, 2010 of: (1) each person or entity who owns of record or beneficially 5% or more of any class of KAR Auction Services’ voting securities of which 134,509,710 shares were outstanding as of February 24, 2010; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each shareholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Name	Shares Beneficially Owned
	Number of Shares (1)	Percentage of Class (2)
Principal Stockholder:
KAR Holdings II, LLC (2)	106,853,660	79.4%
KELSO GROUP:
Kelso Investment Associates VII, L.P. (3)(4)	45,323,240	33.7
KEP VI, LLC (3)(4)	45,323,240	33.7
Frank T. Nickell (3)(4)(5)	45,323,240	33.7
Thomas R. Wall, IV (3)(4)(5)	45,323,240	33.7
George E. Matelich (3)(4)(5)	45,323,240	33.7
Michael B. Goldberg (3)(4)(5)(6)	45,323,240	33.7
David I. Wahrhaftig (3)(4)(5)	45,323,240	33.7
Frank K. Bynum, Jr. (3)(4)(5)	45,323,240	33.7
Philip E. Berney (3)(4)(5)	45,323,240	33.7
Frank J. Loverro (3)(4)(5)	45,323,240	33.7
James J. Connors, II (3)(4)(5)	45,323,240	33.7
Church M. Moore (3)(4)(5)(6)	45,323,240	33.7
Stanley de J. Osborne (3)(4)(5)	45,323,240	33.7
Christopher L. Collins (3)(26)	8,995,450	6.7
PARTHENON GROUP:
Parthenon Investors and related funds (7)(8)(9)	8,865,530	6.6
GOLDMAN GROUP:
GS Capital Partners VI Fund, L.P. and related funds (10)(20)	27,081,830	20.1
VALUEACT GROUP:
ValueAct Capital Master Fund, L.P. (11)(21)(27)	24,827,018	18.5
AXLE HOLDINGS II, LLC (3)	27,326,090	20.3
Executive Officers and Directors
Brian T. Clingen (6)(12)	1,382,680	1.0
Thomas C. O’Brien (6)(13)	541,658	*
James P. Hallett (6)(14)	100,300	*
Eric M. Loughmiller (15)	3,010	*
John R. Nordin (16)	35,288	*
Rebecca C. Polak (17)	51,700	*
Donald S. Gottwald (25)	79,130	*
Thomas J. Caruso (22)	62,670	*
David Vignes (23)	43,580	*
Benjamin Skuy (24)	77,730	*
David J. Ament (6)	—	*
Thomas J. Carella (6)(20)	—	*
Peter H. Kamin (6)(11)	22,568,190	16.8
Sanjeev Mehra (6)(18)(20)	27,081,830	20.1
Church M. Moore (3)(4)(5)(6)	45,323,240	33.7
Michael B. Goldberg (3)(4)(5)(6)	45,323,240	33.7
Gregory P. Spivy (6)(11)	—	*
Robert M. Finlayson (6)	—	*
Peter R. Formanek (6)	—	*
Jonathan P. Ward (6)	—	*
Executive officers and directors as a group (20 persons)(19)	97,346,006	72.4%

*	Less than one percent.
(1)	The number of shares includes shares of common stock subject to options exercisable within 60 days of February 24, 2010.
(2)	Shares subject to options exercisable within 60 days of February 24, 2010 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages for KAR Holdings II, LLC (“KAR LLC”), Axle LLC, the members of the Kelso Group, the members of the Goldman Group, ValueAct Capital and the members of the Parthenon Group are reflective of beneficial ownership of KAR LLC common interests (which, in certain cases, includes beneficial ownership of KAR LLC common interests held by Axle LLC). Except as indicated, percentages for executive officers and directors are reflective of beneficial ownership of outstanding shares of KAR Auction Services (including shares that may be deemed to be owned by virtue of common ownership interests in KAR LLC or Axle LLC, as applicable).
(3)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, NY 10022.
(4)	Includes (i) 18,479,970 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Kelso Investment Associates VII, L.P., a Delaware limited partnership, or KIA VII, ownership interest in Axle LLC, (ii) 4,575,990 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of KEP VI, LLC, a Delaware limited liability company, or KEP VI, ownership interest in Axle LLC, (iii) 17,847,820 shares of common stock held of record by KAR LLC, by virtue of KIA VII’s ownership interest in KAR LLC and (iv) 4,419,460 shares of common stock held of record by KAR LLC, by virtue of KEP VI’s ownership interest in KAR LLC. KIA VII and KEP VI may be deemed to share beneficial ownership of shares of common stock owned of record by KAR LLC (including beneficial ownership of shares held by KAR LLC that are attributable to Axle LLC), by virtue of their ownership interests in KAR LLC and Axle LLC. KIA VII and KEP VI, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of KIA VII and KEP VI disclaim such beneficial ownership.
(5)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro, Connors, Moore and Osborne may be deemed to share beneficial ownership of shares of common stock owned of record by KAR LLC (including shares owned by KAR LLC which are attributable to Axle LLC), by virtue of their status as managing members of KEP VI and of Kelso GP VII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of Kelso GP VII, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VII. Each of Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro, Connors, Moore and Osborne (the “Kelso Individuals”) share investment and voting power with respect to the ownership interests owned by KIA VII and KEP VI but disclaim beneficial ownership of such interests.
(6)	Members of our board of directors.
(7)	The business address for these persons is c/o Parthenon Capital, 265 Franklin Street, 18th Floor Boston, MA 02110.
(8)	Includes 6,018,180 shares of common stock beneficially owned by PCap KAR, LLC (“Parthenon HoldCo”) through KAR LLC. PCapKAR, LLC is controlled by Parthenon Investors II, L.P. and Parthenon Investors III, L.P. Also includes shares beneficially owned by the following entities by virtue of their ownership in Axle Holdings II, LLC, which in turn is a member of KAR LLC: (i) 2,766,570 shares through Parthenon Investors II, L.P., (ii) 38,070 shares though PCIP Investors, and (iii) 42,710 shares through J&R Founders Fund II, L.P.
(9)	Mr. John C. Rutherford, William Kessinger, David Ament and Brian Golson, by virtue of their status of members of the investment committee of the general partner of Parthenon Holdco, Parthenon Investors II, L.P., Parthenon Investors III, L.P. and PCIP Investors may be deemed to control the shares beneficially owned by these entities. The shares held by J&R Founder Fund II, L.P. may be deemed to be beneficially owned by J&R Advisors F.F., LLC., it general partner, and by Mr. Ernest K. Jacquet and Mr. John C. Rutherford due to their control of J&R Advisors F.F., LLC. Each of these entities and individuals disclaims beneficial ownership of these shares except to the extent of its or his pecuniary interest therein.

(10)	Shares reported are held of record by KAR LLC but are beneficially owned directly by GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG and GS Capital Partners VI Offshore Fund, L.P. (together, the “Goldman Funds”). Affiliates of The Goldman, Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner or the managing partner of each of the Goldman Funds. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Funds. Goldman, Sachs & Co. is a direct and indirect, wholly owned subsidiary of The Goldman, Sachs Group, Inc. The Goldman, Sachs Group, Inc. is a public entity and its common stock is publicly traded on the New York Stock Exchange. The Goldman, Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Funds share voting and investment power with certain of their respective affiliates. Each of The Goldman, Sachs Group Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Funds, except to the extent of its pecuniary interest therein, if any.
(11)	Includes 22,568,190 shares of common stock held of record by KAR LLC but is beneficially owned directly by ValueAct Capital Master Fund, L.P. by virtue of ValueAct Capital Master Fund, L.P.’s ownership interest in KAR LLC and may be deemed to be beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital Master Fund, L.P., (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P., (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P., (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC, and as the majority owner of the membership interests of VA Partners I, LLC, and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P. Each of the foregoing reporting persons disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.
(12)	Includes (i) 379,650 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Mr. Clingen’s common ownership interest in Axle LLC, and (ii) 1,003,030 shares of common stock held of record by KAR LLC, by virtue of Mr. Clingen’s common ownership interest in KAR LLC.
(13)	Includes (i) 513,728 shares of common stock issuable pursuant to options that are currently exercisable, (ii) 25,920 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Mr. O’Brien’s common ownership interest in Axle LLC and (iii) 2,010 shares of common stock held of record by KAR LLC, by virtue of Mr. O’Brien’s common ownership interest in KAR LLC.
(14)	Includes 100,300 shares of common stock held of record by KAR LLC, by virtue of Mr. Hallett’s common ownership interest in KAR LLC.
(15)	Includes 3,010 shares of common stock held of record by KAR LLC, by virtue of Mr. Loughmiller’s common ownership interest in KAR LLC.
(16)	Includes (i) 26,468 shares of common stock issuable pursuant to options that are currently exercisable, (ii) 3,800 shares of common stock held of record by KAR LLC (which are attributable to Axle LLC), by virtue of Mr. Nordin’s common ownership interest in Axle LLC and (iii) 5,020 shares of common stock held of record by KAR LLC, by virtue of Mr. Nordin’s common ownership interest in KAR LLC.
(17)	Includes (i) 7,520 shares of common stock held of record by KAR LLC, by virtue of Ms. Polak’s common ownership interest in KAR LLC and (ii) 44,180 shares of common stock issuable pursuant to options that are currently exercisable.

(18)	Mr. Mehra is a managing director of Goldman, Sachs & Co. Mr. Mehra and The Goldman Sachs Group, Inc. each disclaims beneficial ownership of the common stock owned directly or indirectly by the Goldman Funds and Goldman Sachs & Co., except to the extent of his or its pecuniary interest therein, if any. Each of The Goldman Sachs Group Inc. and Goldman Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Funds, except to the extent of its pecuniary interest therein, if any.
(19)	Includes shares of common stock the beneficial ownership of which (i) Mr. Goldberg may be deemed to share, as described in footnote 5 above, (ii) Mr. Moore may be deemed to share, as described in footnote 5 above, (iii) Mr. Kamin may be deemed to share, as described in footnote 11 above and (iv) Mr. Mehra may be deemed to share, as described in footnote 18 above.
(20)	The business address for these persons is c/o Goldman, Sachs & Co., 85 Broad Street, 10th Floor, New York, NY 10004.
(21)	The business address for these persons is c/o ValueAct Capital, 435 Pacific Avenue, 4th Floor, San Francisco, CA 94133.
(22)	Includes (i) 57,670 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 5,000 shares of common stock held of record by KAR LLC, by virtue of Mr. Caruso’s common ownership interest in KAR LLC.
(23)	Includes (i) 40,080 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 3,500 shares of common stock held of record by KAR LLC, by virtue of Mr. Vignes’ common ownership interest in KAR LLC.
(24)	Includes (i) 47,730 shares of common stock issuable pursuant to options that are currently exercisable, (ii) 25,000 shares of common stock held of record by KAR LLC, by virtue of Mr. Skuy’s common ownership interest in KAR LLC and (iii) 5,000 shares of common stock owned by Mr. Skuy.
(25)	Includes (i) 79,130 shares of common stock issuable pursuant to options that are exercisable.
(26)	Mr. Collins may be deemed to share beneficial ownership of shares of common stock owned of record by KAR LLC (including shares owned by KAR LLC which are attributable to Axle LLC), by virtue of his status as a managing member of KEP VI. Mr. Collins shares investment and voting power with the Kelso Individuals with respect to ownership interests owned by KEP VI but disclaims beneficial ownership of such interests.
(27)	Includes 2,258,828 shares of common stock directly beneficially owned by ValueAct Capital Master Fund, L.P. and may be deemed to be indirectly beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital Master Fund, L.P., (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P., (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P., (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P. Each of the foregoing reporting persons disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements in connection with the 2007 Transactions

Upon consummation of the 2007 Transactions on April 20, 2007, we entered into the agreements described below.

Contribution Agreement

Axle LLC entered into a contribution agreement with us, KAR LLC and the Equity Sponsors and certain other parties. Pursuant to the contribution agreement, Axle LLC contributed (the “Contribution”) all of the shares of common stock of Axle Holdings, Inc. (its wholly owned subsidiary which directly owns all of the shares of common stock of IAAI) to KAR LLC simultaneously with the closing of the 2007 Transactions in exchange for a number of Class B common units in KAR LLC equal to approximately $272.4 million divided by $100 (the per unit price paid by the Equity Sponsors for Class A common units in KAR LLC at the closing of the 2007 Transactions). After the Contribution, KAR LLC contributed the shares of Axle Holdings, Inc. to us in exchange for our shares. After the completion of the 2007 Transactions, we own, directly or indirectly, all of the issued and outstanding common stock of IAAI and ADESA.

Shareholders Agreement

We entered into a shareholders agreement with KAR LLC and each of Thomas C. O’Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley (collectively, the “IAAI continuing investors”). Under the terms of the shareholders agreement, KAR LLC has the right to designate all the directors on our board of directors, which is comprised of the same individuals that serve on the board of directors of KAR LLC, as discussed below. We entered into a termination letter agreement with KAR LLC pursuant to which, upon the consummation of the initial public offering, the designation rights of KAR LLC under the shareholders agreement were terminated, among other things. The rights of KAR LLC directly, and the Equity Sponsors indirectly, to designate directors on our board of directors are contained in the director designation agreement described below. See “ – Director Designation Agreement.”

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

In addition, the parties to the shareholders agreement have “tag-along” rights to sell their shares of common stock on a pro rata basis with KAR LLC in sales by KAR LLC to third parties, and KAR LLC has “drag-along” rights to cause the other parties to the shareholders agreement to sell their shares of common stock on a pro rata basis with KAR LLC in sales by KAR LLC to third parties. The IAAI continuing investors are subject to “put” and “call” rights, which entitle these persons to require us to purchase their shares or options acquired pursuant to the Conversion Agreements described below, and which entitle us to require these persons to sell such shares or options to us, upon certain terminations of the shareholder’s employment with us or any of our affiliates (including IAAI or ADESA), at differing prices, depending upon the circumstances of the termination. In connection with the consummation of the initial public offering, we entered into a termination letter agreement with KAR LLC pursuant to which, the shareholders agreement was terminated in its entirety, including, among others, those provisions relating to “tag-along,” “drag-along,” “put” and “call” rights and the transfer restrictions, in each case, described above.

In the first quarter of 2010, the IAAI continuing investors and KAR LLC, however, entered into an agreement which granted the IAAI continuing investors “tag-along rights” substantially similar to those it had under the shareholders agreement that were terminated in connection with the consummation of the initial public offering.

Registration Rights Agreement

We entered into a registration rights agreement with KAR LLC and the IAAI continuing investors. Under the terms of the registration rights agreement, KAR LLC (at the request of the initiating holders (i.e., at any time, all of Kelso, ValueAct Capital and Goldman, Sachs & Co., or, at any time following the third anniversary of the consummation of the initial public offering, two of Kelso, ValueAct Capital and Goldman, Sachs & Co.)) will have the right, subject to certain conditions, to make an unlimited number of requests that we use our best efforts to register under the Securities Act the shares of our common stock owned by KAR LLC. In any demand registration, or if KAR Auction Services proposes to register any shares (subject to certain exceptions, such as benefit plan registrations), all of the parties to the registration rights agreement have “piggyback rights” to participate on a pro rata basis, subject to certain conditions, which in the case of KAR LLC will include the right of each member of KAR LLC to direct KAR LLC to include shares of common stock attributable to each such member of KAR LLC based on such member’s ownership interest in KAR LLC.

LLC Agreement

Affiliates or designees of the Equity Sponsors, Axle LLC, certain of our executive officers and other employees and third parties entered into a second amended and restated limited liability company agreement of KAR LLC, or the LLC Agreement. The Equity Sponsors and their affiliates or designees and certain of our executive officers and other employees and third parties hold all of the Class A common units in KAR LLC. In addition, pursuant to the Contribution, Axle LLC owns all of the Class B common units in KAR LLC. The Class B common units are identical to the Class A common units in all respects, except with respect to distributions. Distributions to holders of units in KAR LLC are made pro rata based on the number of units held by each such holder and the aggregate number of units eligible to participate in the distribution, plus the aggregate amount of distributions to the IAAI continuing investors in respect of the options held (or any common stock obtained upon the exercise of such options) by them in Axle Holdings, Inc. that were converted into options to purchase our common stock pursuant to the Conversion Agreements described below; provided, however, that in order to prevent dilution to the holders (other than Axle LLC) of KAR LLC common units that would be caused by the distribution of amounts to the IAAI continuing investors in respect of such options (or any such common stock), the amount available for distribution to Axle LLC in respect of the Class B common units held by Axle LLC is reduced dollar-for-dollar by the net amount distributed to the IAAI continuing investors in respect of such converted options (or any common stock obtained upon the exercise of such options) in connection with such distribution. Prior to the completion of the initial public offering, the provisions relating to the Class B common units were revised to reflect and appropriately adjust the dilution to the holders of Class A common units that is caused by the existence of the options held by the IAAI continuing investors.

The LLC Agreement provides that our management employees, executive officers and others having senior management and/or strategic planning-type responsibilities may be awarded profit interests in KAR LLC in the form of Override Units having certain rights with respect to profits and losses of KAR LLC, which may entitle such individuals to a portion of the future appreciation in the value of the assets of KAR LLC (including the stock in IAAI and ADESA held through us). The combined economic interest in the appreciation in the equity of KAR Auction Services granted to those individuals receiving such profit interests and to employees of IAAI and/or ADESA through the KAR Auction Services Stock Incentive Plan was approximately 12% of the initial equity of KAR LLC at closing of the 2007 Transactions before giving effect to dilution, in the aggregate. The Stock Incentive Plan is segregated as follows: approximately 3% service related options/profits interests that vest annually over four years and approximately 9% performance related options/profits interests that vest ratably as the members of KAR LLC achieve investment multiples on their original investment in KAR LLC, subject to a minimum internal rate of return threshold. The holders of profits interests in KAR LLC are not entitled to receive shares of our common stock but are only entitled to participate, to the extent such profits interests are vested, in distributions from KAR LLC to its members (including our Equity Sponsors). As a result, the existence of these profits interests only dilute the economic interests of the members in KAR LLC and will not dilute the holders of our common stock.

The LLC Agreement generally restricts the transfer of interests in KAR LLC owned by the Equity Sponsors (and their affiliates, designees or permitted transferees), Axle LLC, our management employees and executive officers and the other employees and third parties holding equity interests in KAR LLC (the “Holders”). Exceptions to this restriction include transfers of common interests by our management employees and executive officers party thereto for certain estate planning purposes and certain involuntary transfers by the Holders in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the continuing investor (so long as KAR LLC has been given the opportunity to purchase the interests subject to such involuntary transfer). In addition, each Holder has customary pro rata “tag-along” rights to sell their common interests in KAR LLC in the event of a proposed sale that is permitted by the LLC Agreement of common interests in KAR LLC by any of the Equity Sponsors or Axle LLC to a third party. Similarly, if any two of Kelso, Goldman, Sachs & Co. or ValueAct Capital elect to sell 80% or more of their common interests in KAR LLC to a third party, each of the remaining Holders is required to sell (upon exercise of such selling Holders’ “drag-along” rights) a pro rata portion of their respective common interests based on their respective ownership of common interests to such third party at the same price as such selling Holders elect to sell their common interests. The LLC Agreement also provides Holders with certain “piggyback rights” with respect to participation in the registration of our shares pursuant to the Registration Rights Agreement, described above.

The LLC Agreement provides that the Board of Directors of KAR LLC is comprised of members having the right to cast 19 votes at a meeting of the Board of Directors. The members of the Board are appointed and removed as follows: Kelso, Goldman, Sachs & Co. and ValueAct Capital each has the right to appoint and remove two directors, with each such group of two directors having the power to collectively cast a total of five votes at a Board meeting; Parthenon has the right to appoint and remove one director with the power to cast a total of one vote at a Board meeting; any two of Kelso, Goldman, Sachs & Co. and ValueAct Capital have the right, together, to appoint two officers of KAR LLC (Thomas C. O’Brien and Brian T. Clingen) as members to the Board with the right to cast one vote each; and the chief executive officer of KAR LLC is entitled to serve on the Board and has the right to cast one vote at a Board meeting. Pursuant to an amendment to the LLC Agreement which was effective upon consummation of the initial public offering, the Equity Sponsors agreed to their respective rights to nominate the individuals that KAR LLC has the right to nominate under the director designation agreement, with such allocation to be generally based on the Equity Sponsors’ relative indirect ownership of our outstanding common stock. See “ – Director Designation Agreement.” Pursuant to the LLC Agreement, KAR LLC would dissolve and its affairs wound up upon the occurrence of: (i) the vote of the board of directors and members or (ii) any event which under applicable law would cause the dissolution of KAR LLC.

Conversion Agreements

Each of the IAAI continuing investors entered into a separate conversion agreement with us under which such IAAI continuing investors exchanged, at the closing of Merger and the Contribution, options to purchase common stock of Axle Holdings, Inc. for options to purchase our common stock. The IAAI continuing investors converted stock options of Axle Holdings, Inc. having an aggregate spread value of approximately $8.9 million for our stock options with an equivalent spread value. As a result of these conversion agreements, the IAAI continuing investors hold options to purchase our stock after the Merger and Contribution representing in the aggregate approximately 1.0% of our common stock on a fully diluted basis prior to the consummation of the initial public offering.

Financial Advisory Agreements

Under the terms of financial advisory agreements that we entered into with each of the Equity Sponsors (or their affiliates) and us, upon completion of the 2007 Transactions, we made closing payments to each of the Equity Sponsors (or their affiliates) in an aggregate amount equal to 1.25% of the enterprise value of ADESA (excluding transaction costs). These closing payments were made to the Equity Sponsors (or their affiliates) pro rata based on their respective cash contributions to KAR LLC at the closing of the 2007 Transactions (which, in the case of ValueAct, included the value of shares of ADESA common stock contributed by it to KAR LLC on or prior to the closing of the 2007 Transactions). In addition, under the financial advisory agreements, after completion of the 2007 Transactions, we were required to pay an aggregate financial advisory fee of $3,500,000 per annum, payable quarterly in advance, to the Equity Sponsors or their affiliates (with the first such fee, prorated for the remainder of the then current quarter, paid at the closing of the 2007 Transactions on April 20, 2007), for services provided or to be provided by each of the Equity Sponsors or their affiliates to us. The amount of the annual financial advisory fee was paid to each of the Equity Sponsors or their affiliates pro rata based on their respective cash contributions to KAR LLC at the closing of the 2007 Transactions (which, in the case of ValueAct, included the value of any shares of ADESA common stock contributed to KAR LLC on or prior to the closing of the 2007 Transactions and, in the case of Goldman, Sachs & Co., included contributions by GS Capital Partners VI Fund, L.P. and its affiliated funds). For purposes of such calculation, the aggregate cash contributions made by affiliates of Kelso ($121,460,000) and Parthenon ($15,000,000) to Axle LLC prior to the closing of the 2007 Transactions was deemed cash capital contributions made to KAR LLC at the closing of the 2007 Transactions.

Pursuant to each of the financial advisory agreements, we indemnified each Equity Sponsor and their officers, directors, partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) in connection with the 2007 Transactions, such Equity Sponsors’ investment in KAR LLC and its subsidiaries, such Equity Sponsors’ control of ADESA or any of its subsidiaries and the services rendered to us and our subsidiaries (including IAAI and ADESA) under the financial advisory agreement. Each agreement also provided that we reimburse each Equity Sponsor for its expenses incurred with respect to services to be provided to us and our subsidiaries on a going-forward basis.

In connection with the initial public offering, we entered into a termination letter agreement with each of our Equity Sponsors (or their affiliates) pursuant to which the parties agreed to terminate the ongoing financial advisory fees described above. Pursuant to the terms of each such termination agreement, we paid the Equity Sponsors (or their affiliates) an aggregate one-time fee of $10.5 million, comprising $3.9 million (in the case of Kelso), $3.1 million (in the case of Goldman, Sachs & Co.), $2.6 million (in the case of ValueAct) and $0.9 million (in the case of Parthenon), upon consummation of the initial public offering. Pursuant to the terms of each such termination letter, in return for the one-time fees described above, the annual financial advisory fees were terminated. We used a portion of the proceeds from the initial public offering to pay the one-time fee to the Equity Sponsors (or their affiliates) as described above. Our obligations with respect to the indemnification of the Equity Sponsors (or their affiliates) and reimbursement of their expenses survived the termination of the obligations of the parties described above. The Company paid the Equity Sponsors an aggregate of approximately $14.2 million $3.7 million and $2.5 million related to the annual financial advisory fee (prorated for 2007) and travel expenses for the years ended December 31, 2009 and 2008 and the period April 20, 2007 through December 31, 2007, respectively.

On April 20, 2007, we paid to BP Capital Management, an investment management company, a fee of $446,473.95 for the provision of certain structuring, advisory and other services related to the 2007 Transactions, pursuant to the terms of a letter agreement between BP Capital Management and us. Brian Clingen, who is our Chairman of the Board and beneficially owns approximately 1.0% of our common stock, is a founder and president of BP Capital Management.

Director Designation Agreement

In connection with the initial public offering, we entered into a director designation agreement that provides for the rights of KAR LLC to directly nominate individuals to our board of directors. In an amendment to the KAR LLC Agreement that was effective upon consummation of the initial public offering, the Equity Sponsors agreed to their respective rights to nominate the individuals that KAR LLC has the right to nominate under the director designation agreement, with such allocation to be generally based on the Equity Sponsors’ relative indirect ownership of our outstanding common stock.

The director designation agreement provides that, for so long as KAR LLC owns more than 10% of our outstanding common stock, no change will be made to the size of the board of directors without the consent of KAR LLC. On December 10, 2009, the size of our board of directors was increased to thirteen directors. KAR LLC will have the right to nominate individuals to our board of directors at each meeting of stockholders where directors are to be elected and, subject to limited exceptions, we will include in the slate of nominees recommended to our stockholders for election as directors the number of individuals designated by KAR LLC as follows (depending on the percentage ownership of KAR LLC at the time of such election):

•	so long as KAR LLC owns more than 50% of our outstanding common stock, seven individuals;

•	so long as KAR LLC owns 50% or less but at least 30% of our outstanding common stock, six individuals;

•	so long as KAR LLC owns less than 30% but at least 20% of our outstanding common stock, four individuals;

•	so long as KAR LLC owns less than 20% but at least 10% of our outstanding common stock, three individuals;

•	so long as KAR LLC owns less than 10% but at least 5% of our outstanding common stock, one individual; and

•	after such time as KAR LLC owns less than 5% of our outstanding common stock, no individuals.

In addition, so long as KAR LLC has the right to nominate one or more directors under the director designation agreement and beneficially owns 50% or less of our outstanding common stock, and, under certain circumstances, including, in the event an Equity Sponsor loses the right to indirectly nominate an individual under the director designation agreement, each Equity Sponsor will have certain rights to appoint an individual to serve as a non-voting observer at meetings of our board of directors.

Axle LLC Agreement

Affiliates of Kelso, affiliates of Parthenon and Magnetite Asset Investors III, L.L.C., Brian T. Clingen, Dan Simon and the IAAI continuing investors entered into the Amended and Restated Operating Agreement of Axle LLC, dated May 25, 2005, or the Axle LLC Agreement. Affiliates of Kelso and Parthenon and Magnetite and Mr. Clingen and a trust established to monitor the estate of Mr. Simon own approximately 99.9% of the common interests in Axle LLC and the IAAI continuing investors own less than 0.4%. The Axle LLC Agreement, among other things, provides that the IAAI continuing investors were awarded profit interests in Axle LLC that may entitle such persons to a portion of the future appreciation in the value of the assets of Axle LLC. The combined economic interest in the appreciation in the value of the assets of Axle LLC granted to the IAAI continuing investors through profit interests and to employees of IAAI through the Axle Holdings, Inc. stock incentive plan was approximately 13% on a fully diluted basis, in the aggregate. The holders of profits interests in Axle LLC are not entitled to receive shares of our common stock but are only entitled to participate, to the extent such profits interests are vested, in distributions from Axle LLC to its members (including Kelso and Parthenon and the IAAI continuing investors). As a result, the existence of these profits interests only dilute the economic interests of the members in Axle LLC and will not dilute the holders of our common stock.

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

Towing and Transportation Services

In the ordinary course of business, we have received towing, transportation and recovery services from companies which are controlled by Brian Clingen, our Chairman of the Board. Services received from these companies were approximately $1.6 million, $1.6 million and $0.8 million for calendar years 2009, 2008 and 2007, respectively. The transportation services were provided on terms consistent with those of other providers of similar services. There were no such services provided to us from companies controlled by Mr. Clingen in fiscal year 2006.

Transactions with the GS Entities and Their Affiliates

GS Capital Partners VI Fund, L.P. and other private equity funds affiliates with Goldman, Sachs & Co. beneficially own approximately 20.1% of our issued and outstanding common stock. Under the exchange and registration rights agreement entered into in connection with the notes, we agreed to file a “market-making” prospectus in order to enable Goldman, Sachs & Co. to engage in market-making activities for the notes. Goldman, Sachs & Co., acted as initial purchaser in the offering of the notes. Goldman Sachs Credit Partners L.P., an affiliate of GS Capital Partners VI Fund, L.P., was part of the banking syndicate for our credit facility. An affiliate of Goldman, Sachs & Co. is a counterparty to the interest rate swap agreement that we entered into in July 2007, which terminated in June 2009, and is a counterparty to an interest rate swap agreement and interest rate cap agreement that we entered into in May 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk – Interest Rates.” Goldman, Sachs & Co. was an underwriter of the initial public offering. In addition, Goldman, Sachs & Co. and its affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

Director Independence

Ten of our directors are not independent because of the directors’ affiliations with the Equity Sponsors and the Company, and three (Messrs. Finlayson, Formanek and Ward) of our directors are independent.

Item 14.	Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firms

The following table sets forth the aggregate fees charged to KAR Auction Services, Inc. by KPMG LLP for audit services rendered in connection with the audit of our consolidated financial statements and reports for 2009 and 2008 and for other services rendered during 2009 and 2008 related to us and our subsidiaries, as well as all out-of-pocket costs incurred in connection with these services.

Fee Category	2009	2008
Audit Fees	$2,155,100	$2,337,200
Audit-Related Fees	360,400	237,000
Tax Fees	—	244
All Other Fees	—	—

Total Fees	$2,515,500	$2,574,444

Audit Fees: Consists of fees for professional services rendered for the audit of our consolidated financial statements, review of the interim condensed consolidated financial statements included in the quarterly reports, the audit of our internal control over financial reporting and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists principally of professional services rendered with respect to our registration statements filed on Form S-1 and Form S-4 related to our equity offerings and debt filings.

Tax Fees: Consists of fees for professional services for sales tax compliance and reporting.

All Other Fees: Consists of fees for all other services other than those reported above, if applicable.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

KAR Auction Services’ independent auditor fee pre-approval policy provides for an annual process through which the audit committee evaluates the nature and scope of the audit prior to the commencement of the audit. The committee also evaluates audit-related, tax and other services that are proposed, along with the anticipated cost of such services. The committee reviews schedules of specific services to be provided.

If other services are described outside of this annual process, under the policy they may be pre-approved by the committee at a regularly scheduled meeting or by the chair, acting between meetings and reporting back to the committee at the next scheduled meeting.

KAR Auction Services’ audit committee was established in April 2007. Subsequent to April 2007, all audit, tax and other services performed by KAR Auction Services’ independent registered public accounting firm were approved by the committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

1)	Financial Statements – the consolidated financial statements of KAR Auction Services, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.

2)	Financial Statement Schedules – all schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the consolidated financial statements and related notes thereto.

3)	Exhibits – the exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about KAR Auction Services, ADESA, IAAI or other parties to the agreements.

The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report not misleading. Additional information about KAR Auction Services may be found elsewhere in this Annual Report on Form 10-K and KAR Auction Services’ other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1 “Business—Available Information.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Auction Services, Inc.

By:	/s/ JAMES P. HALLETT
James P. Hallett
Chief Executive Officer
February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT James P. Hallett	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010

/s/ DAVID J. AMENT David J. Ament	Director	February 25, 2010

/s/ THOMAS J. CARELLA Thomas J. Carella	Director	February 25, 2010

/s/ BRIAN T. CLINGEN Brian T. Clingen	Chairman of the Board and Director	February 25, 2010

/s/ ROBERT M. FINLAYSON Robert M. Finlayson	Director	February 25, 2010

/s/ PETER R. FORMANEK Peter R. Formanek	Director	February 25, 2010

/s/ MICHAEL B. GOLDBERG Michael B. Goldberg	Director	February 25, 2010

/s/ PETER H. KAMIN Peter H. Kamin	Director	February 25, 2010

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	February 25, 2010

/s/ CHURCH M. MOORE Church M. Moore	Director	February 25, 2010

/s/ THOMAS C. O’BRIEN Thomas C. O’Brien	Director	February 25, 2010

/s/ GREGORY P. SPIVY Gregory P. Spivy	Director	February 25, 2010

/s/ JONATHAN P. WARD Jonathan P. Ward	Director	February 25, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009
3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009
4.1	Indenture, dated April 20, 2007 (the “Floating Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008
4.2	Indenture, dated April 20, 2007 (the “Fixed Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/2008
4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/2008
4.4	Supplemental Indenture, dated December 26, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-4	333-148847	4.4	1/25/2008
4.5	Supplemental Indenture, dated December 26, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-4	333-148847	4.5	1/25/2008
4.6	Supplemental Indenture, dated December 26, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-4	333-148847	4.6	1/25/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.7	Exchange and Registration Rights Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors as named in the respective Floating Rate Senior Notes Indenture, the Fixed Rate Senior Notes Indenture and Senior Subordinated Notes Indenture, and Goldman, Sachs & Co., Bear Stearns & Co. Inc., UBS Securities LLC, and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers, for $150,000,000 Floating Rate Senior Notes due 2014, $450,000,000 8 3/4 % Senior Notes due 2014 and $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.7	1/25/2008
4.8	Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008
4.9	Second Supplemental Indenture, dated January 22, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Axle Holdings, Inc., the other guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-4	333-148847	4.9	1/25/2008
4.10	Second Supplemental Indenture, dated January 22, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Axle Holdings, Inc., the other guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-4	333-148847	4.10	1/25/2008
4.11	Second Supplemental Indenture, dated January 22, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Axle Holdings, Inc., the other guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-4	333-148847	4.11	1/25/2008
4.12a	Third Supplemental Indenture, dated May 6, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-1/A	333-158666	4.12a	7/2/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.12b	Third Supplemental Indenture, dated May 6, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-1/A	333-158666	4.12b	7/2/2009
4.12c	Third Supplemental Indenture, dated May 6, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-1/A	333-158666	4.12c	7/2/2009
4.13a	Fourth Supplemental Indenture, dated September 30, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-1/A	333-158666	4.13a	7/2/2009
4.13b	Fourth Supplemental Indenture, dated September 30, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-1/A	333-158666	4.13b	7/2/2009
4.13c	Fourth Supplemental Indenture, dated September 30, 2008, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-1/A	333-158666	4.13c	7/2/2009
4.14a	Fifth Supplemental Indenture, dated March 26, 2009, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Floating Rate Senior Notes Indenture	S-1/A	333-158666	4.14a	7/2/2009
4.14b	Fifth Supplemental Indenture, dated March 26, 2009, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Fixed Rate Senior Notes Indenture	S-1/A	333-158666	4.14b	7/2/2009
4.14c	Fifth Supplemental Indenture, dated March 26, 2009, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, to the Senior Subordinated Notes Indenture	S-1/A	333-158666	4.14c	7/2/2009
4.15	Form of Common Stock Certificate	S-1/A	333-161907	4.15	12/10/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	7/2/2009
10.2^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as codocumentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent	S-1/A	333-158666	10.2	7/2/2009
10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/2008
10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/2008
10.5	Letter Agreement, dated February 24, 2010, between KAR LLC and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley					X
10.6*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	7/2/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008
10.8*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008
10.9*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008
10.10*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	7/2/2009
10.11*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.12*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008
10.13*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008
10.14*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008
10.15*	Letter Agreement dated as of December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), AFC and Donald S. Gottwald					X
10.16*	2007 Incentive Plan Executive Management of Insurance Auto Auctions, Inc.	S-4	333-148847	10.21	1/25/2008
10.17*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.18^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009
10.19	Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009
10.20	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	7/2/2009
10.21	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008
10.22	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007.	S-4	333-148847	10.26	1/25/2008
10.23*	2007 Annual Incentive Program for KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-4	333-148847	10.27	1/25/2008
10.24	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/2008
10.25*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009
10.26*	Amendment to Thomas C. O’Brien Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009
10.27*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009
10.28^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008
10.29	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.33	1/25/2008
10.30	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.34	1/25/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.31^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.35	1/25/2008
10.32^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	7/2/2009
10.33*	2008 Annual Incentive Program for KAR Auction Services, Inc.	POS AM	333-149137	10.37	8/1/2008
10.34*	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008
10.35^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada					X
10.36	First Amendment to Credit Agreement, dated as of June 10, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, and the lenders and other parties signatory thereto	8-K	333-148847	10.1	6/11/2009
10.37	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008
10.38	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008
10.39	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.40	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008
10.41	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008
10.42	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008
10.43	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.44	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008
10.45	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008
10.46	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008
10.47	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008
10.48	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008
10.49	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008
10.50	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008
10.51	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008
10.52	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008
10.53	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008
10.54	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.55^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009
10.56	Second Amendment, dated October 23, 2009, to Credit Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, KAR Holdings II, LLC, as guarantor, the several lenders from time to time parties thereto, and the other parties named therein	8-K	333-148847	10.1	10/28/2009
10.57	Form of Director Designation Agreement	S-1/A	333-161907	10.61	11/30/2009
10.58*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009
10.59*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009
10.60*	Form of KAR Auction Services, Inc. Non-Employee Director Deferred Compensation Plan	S-1/A	333-161907	10.64	12/4/2009
10.61*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009
10.62*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of KAR Auction Services, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	Denotes management contract or compensation plan, contract or arrangement.