Form 10-Q
period 2010-03-31
KAR Auction Services, Inc.
filed 2010-05-07
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 134,597,071 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenues
ADESA Auction Services	$273.6	$288.3
IAAI Salvage Services	158.8	138.0
AFC	26.0	16.2

Total operating revenues	458.4	442.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	256.0	268.9
Selling, general and administrative	95.0	85.8
Depreciation and amortization	43.3	46.0

Total operating expenses	394.3	400.7

Operating profit	64.1	41.8
Interest expense	34.9	46.6
Other (income) expense, net	(2.9)	1.7
Loss on extinguishment of debt	25.3	—

Income (loss) before income taxes	6.8	(6.5)
Income taxes	(1.3)	(3.0)

Net income (loss)	$8.1	($3.5)

Net income (loss) per share – basic and diluted	$0.06	($0.03)

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$228.0	$363.9
Restricted cash	10.1	9.3
Trade receivables, net of allowances of $6.5 and $6.9	382.2	250.4
Finance receivables, net of allowances	111.5	150.3
Finance receivables securitized, net of allowances	526.6	—
Retained interests in finance receivables sold	—	89.8
Deferred income tax assets	39.9	37.3
Other current assets	52.8	40.9

Total current assets	1,351.1	941.9

Other assets
Goodwill	1,529.2	1,528.1
Customer relationships, net of accumulated amortization of $201.1 and $182.7	739.8	753.3
Other intangible assets, net of accumulated amortization of $70.4 and $62.9	264.9	266.8
Unamortized debt issuance costs	51.7	61.6
Other assets	13.7	16.4

Total other assets	2,599.3	2,626.2
Property and equipment, net of accumulated depreciation of $252.6 and $233.4	679.1	683.2

Total assets	$4,629.5	$4,251.3

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$447.2	$262.7
Accrued employee benefits and compensation expenses	44.2	56.4
Accrued interest	25.9	14.8
Other accrued expenses	78.2	80.2
Income taxes payable	1.8	2.7
Obligations collateralized by finance receivables	433.9	—
Current maturities of long-term debt	—	225.6

Total current liabilities	1,031.2	642.4

Non-current liabilities
Long-term debt	2,019.0	2,047.3
Deferred income tax liabilities	322.2	328.2
Other liabilities	97.5	91.9

Total non-current liabilities	2,438.7	2,467.4
Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2010: 134,549,543
December 31, 2009: 134,509,710	1.4	1.4
Additional paid-in capital	1,362.2	1,355.2
Retained deficit	(226.4)	(234.5)
Accumulated other comprehensive income (loss)	22.4	19.4

Total stockholders’ equity	1,159.6	1,141.5

Total liabilities and stockholders’ equity	$4,629.5	$4,251.3

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	134.5	$1.4	$1,355.2	($234.5)	$19.4	$1,141.5
Comprehensive income:
Net income		—	—	8.1	—	8.1
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate derivatives		—	—	—	(3.4)	(3.4)
Foreign currency translation		—	—	—	6.4	6.4

Comprehensive income		—	—	8.1	3.0	11.1
Issuance of common stock under stock plans		—	0.2	—	—	0.2
Stock-based compensation expense		—	6.8	—	—	6.8

Balance at March 31, 2010	134.5	$1.4	$1,362.2	($226.4)	$22.4	$1,159.6

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income (loss)	$8.1	($3.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43.3	46.0
Provision for credit losses	4.1	0.9
Deferred income taxes	(7.6)	(7.1)
Amortization of debt issuance costs	3.5	3.4
Stock-based compensation	6.8	0.4
Loss on disposal of fixed assets	0.3	—
Loss on extinguishment of debt	25.3	—
Other non-cash, net	3.6	2.2
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	50.2	24.0
Retained interests in finance receivables sold	89.8	(16.4)
Trade receivables and other assets	(145.1)	(71.7)
Accounts payable and accrued expenses	149.9	66.6

Net cash provided by operating activities	232.2	44.8

Investing activities
Net (increase) decrease in finance receivables held for investment	(539.2)	4.1
Acquisition of businesses, net of cash acquired	(2.7)	(3.3)
Purchases of property, equipment and computer software	(8.6)	(12.1)
Proceeds from the sale of property and equipment	1.7	0.1
Decrease (increase) in restricted cash	(0.8)	3.1

Net cash used by investing activities	(549.6)	(8.1)

Financing activities
Net increase in book overdrafts	20.0	7.0
Net decrease in borrowings from lines of credit	—	(4.5)
Net increase in obligations collateralized by finance receivables	433.9	—
Payments on long-term debt	(28.3)	—
Payment for early extinguishment of debt	(243.6)	—
Payments on capital leases	(1.1)	(0.8)
Issuance of common stock under stock plans	0.2	—

Net cash provided by financing activities	181.1	1.7
Effect of exchange rate changes on cash	0.4	(0.3)

Net increase (decrease) in cash and cash equivalents	(135.9)	38.1
Cash and cash equivalents at beginning of period	363.9	158.4

Cash and cash equivalents at end of period	$228.0	$196.5

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

March 31, 2010 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations

Defined Terms

Unless otherwise indicated, the following terms used herein shall have the following meanings:

•

“we,” “us,” “our,” “KAR Auction Services” and “the Company” refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries unless the context otherwise requires;

•	“ADESA” refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“AFC” refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA and its subsidiaries;

•

“Credit Agreement” refers to the Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended on June 10, 2009, October 23, 2009 and from time to time;

•

“Equity Sponsors” refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which collectively own through their respective affiliates a majority of the equity of KAR Auction Services;

•	“IAAI” refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries; and

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, consisting of normal recurring accruals, except as otherwise noted, for a fair statement of our financial results for the periods presented. In preparing the accompanying financial statements, management has evaluated subsequent events through the date the financial statements were issued. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of our critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2010 (File No: 001-34568), which includes audited financial statements.

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009. The 2009 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP.

Nature of operations

As of March 31, 2010, the network of 62 ADESA whole car auctions and 153 IAAI salvage vehicle auctions facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

Note 2—Accounting Change as a Result of the Adoption of Accounting Standards Update 2009-16

In December 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations of approximately $430 million at March 31, 2010. In

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010. See Note 6 for additional information.

Note 3—New Accounting Standards

In February 2010, the FASB issued new guidance (Accounting Standards Update 2010-06) on fair value measurements. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, requires details of significant transfers in and out of Level 1 and Level 2 measurements and reasons for the transfers. In addition, a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements is required. The new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, with the exception for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In February 2010, the FASB issued new guidance (Accounting Standards Update 2010-09) on subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The new guidance was immediately effective upon issuance of the final update. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

Note 4—Stock-Based Compensation Plans

We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (“Omnibus Plan”) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On March 1, 2010, we granted approximately 0.3 million service options and 0.7 million exit options with an exercise price of $13.46 per share under the Omnibus Plan. The options have a ten year life. The service options vest in four equal annual installments, commencing on the first anniversary of the grant date. The exit options vest as follows:

Amount Vested	Conditions to Vesting
25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $20.00*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $25.00*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $30.00*
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $35.00*

*	Additional conditions to vesting: (ii) the price of the Company’s common stock on the last trading day of a 90 consecutive trading day period must be greater than or equal to 85% of $20.00, $25.00, $30.00 or $35.00, respectively; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

For purposes of determining the conditions to vesting, the “fair market value” of any share of Company common stock, on any date of determination, shall be the average for 90 consecutive trading days prior to such date of determination of the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.

Our stock-based compensation expense includes expenses associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC operating unit awards and Axle Holdings II, LLC (“LLC”) operating unit awards. We have classified the KAR LLC and LLC operating units as liability awards. We have classified the KAR Auction Services, Inc. service and exit options as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.

The compensation cost that was charged against income for all stock-based compensation plans was $6.8 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, and the total income tax benefit recognized in the Consolidated Statement of Operations for options was approximately $1.6 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. We did not capitalize any stock-based compensation cost in the three months ended March 31, 2010 or 2009.

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share (in millions except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$8.1	($3.5)

Weighted average common shares outstanding	134.5	106.9
Effect of dilutive stock options	1.5	—

Weighted average common shares outstanding and assumed conversions	136.0	106.9

Net income (loss) per share – basic and diluted	$0.06	($0.03)

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted net income (loss) per share was calculated consistent with basic net income (loss) per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income (loss) per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income (loss) per share are excluded from the calculations. Approximately 0.6 million options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2010. Total options outstanding at March 31, 2010 and 2009 were 10.1 million and 8.6 million. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net loss per share for the three months ended March 31, 2009 because to do so would have been antidilutive based on the year-to-date losses.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

In December 2009, we sold 25,000,000 shares of common stock in an initial public offering. In addition, we sold 2,656,050 shares of common stock in December 2009 as a result of the underwriters’ partial exercise of the overallotment option. Assuming the issuance of the 27,656,050 shares had occurred at the beginning of 2009, the weighted average common shares outstanding for the three months ended March 31, 2009 would have totaled approximately 134.5 million shares, resulting in a net loss per share of $0.03 for the three months ended March 31, 2009.

Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million for U.S. finance receivables at March 31, 2010.

We completed an agreement for the securitization of Automotive Finance Canada, Inc.’s (“AFCI”) receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million and the recording of the related obligations. The agreement expires on April 20, 2012.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations of approximately $430 million at March 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2010		Net Credit Losses Three Months Ended March 31, 2010	Net Credit Losses Three Months Ended March 31, 2009	December 31, 2009
	Principal Amount of:				Principal Amount of:
(in millions)	Receivables	Receivables Delinquent			Receivables	Receivables Delinquent
Floorplan receivables	$639.8	$3.5	$2.7	$0.2	$145.9	$1.6
Special purpose loans	9.2	3.0	—	—	10.3	3.4

Finance receivables held	$649.0	$6.5	$2.7	$0.2	$156.2	$5.0

Receivables sold	—				367.0

Retained interests in finance receivables sold	—				89.8

Total receivables managed	$649.0				$613.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

The net credit losses for receivables sold approximated $11.8 million for the three months ended March 31, 2009.

At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million at December 31, 2009. Finance receivables include $24.6 million classified as held for sale, which are recorded at lower of cost or fair value, and $131.6 million classified as held for investment at December 31, 2009. Finance receivables classified as held for investment include $25.7 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009. The face amount of these receivables was $27.5 million at December 31, 2009.

AFC’s allowance for losses of $10.9 million and $5.9 million at March 31, 2010 and December 31, 2009 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair market value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 or 3 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of March 31, 2010, $639.4 million of finance receivables and a cash reserve of 1 or 3 percent of finance receivables securitized serve as security for the $433.9 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At March 31, 2010, we were in compliance with the covenants in the securitization agreements.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Three Months Ended March 31,
	2010	2009
Proceeds from sales of finance receivables	N/A	$701.8
Servicing fees received	N/A	$2.6
Proceeds received on retained interests in finance receivables sold	$89.8	$13.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Our retained interests in finance receivables sold, including a nominal interest only strip, amounted to $89.8 million at December 31, 2009. Sensitivities associated with our retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 7—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	March 31, 2010	December 31, 2009
Term Loan B	LIBOR + 2.75%	October 19, 2013	$1,219.6	$1,247.9
$250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	199.4	425.0
Canadian line of credit	Prime + 1.75%	August 31, 2010	—	—

Total debt			2,019.0	2,272.9
Less current portion of long-term debt			—	225.6

Long-term debt			$2,019.0	$2,047.3

Credit Facilities

In 2007, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. In 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, availability of borrowings under the revolving credit facility were reduced to $250 million and the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%. There were no borrowings under the revolving credit facility at March 31, 2010 or December 31, 2009, although we had related outstanding letters of credit in the aggregate amount of $32.7 million and $31.7 million at March 31, 2010 and December 31, 2009, respectively, which reduce the amount available for borrowings under our credit facility.

As part of the amendment to the Credit Agreement, we prepaid $250 million of the term loan in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. In addition, in accordance with terms of the Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables, as discussed in Note 6, were used to repay $28.3 million of the Company’s term loan in February 2010. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no further scheduled quarterly installments due on the term loan and the remaining balance is due at maturity (October 19, 2013). If there is any excess cash flow, as defined in the loan documents for our senior secured credit facility, we shall prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. There were no excess cash flow payments, as defined, due for the year ended December 31, 2009.

The senior secured credit facilities are guaranteed by KAR LLC and each of our direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and our capital stock and that of each of our direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The terms of the Credit Agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement also includes covenants that, among other things, limit or restrict us and our subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at March 31, 2010. We were in compliance with the covenants in the credit facility at March 31, 2010.

Senior Notes

In 2007, we issued $450.0 million of 8.75% senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. In connection with our initial public offering, we conducted a cash tender offer for certain of the notes described above. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. This amount was included in “Current maturities of long-term debt” on the consolidated balance sheet at December 31, 2009. We incurred a loss on the extinguishment of the notes of $25.3 million for the three months ended March 31, 2010.

Fair Value of Debt

As of March 31, 2010, the estimated fair value of our long-term debt amounted to $1,991.7 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of March 31, 2010. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 8—Derivatives

We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. Our July 2007 interest rate swap agreement with a notional amount of $800 million matured on June 30, 2009. In May 2009, we entered into an interest rate swap agreement with a notional amount of $650 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, matures on June 30, 2012 and effectively results in a fixed LIBOR interest rate of 2.19% on $650 million of the Term Loan B credit facility. We are exposed to credit loss in the event of non-performance by the counterparty; however, non-performance is not anticipated.

In May 2009, we also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 2.5%. The interest rate cap relates to a portion of the variable rate debt that is not

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

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

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$650 million notional interest rate swap	Other assets	$—	Other assets	$—	Other accrued expenses	$14.0	Other accrued expenses	$8.7

$250 million notional interest rate cap	Other assets	$0.1	Other assets	$0.6	Other accrued expenses	$—	Other accrued expenses	$—

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2010 or 2009. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded in “Other comprehensive income.” Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At March 31, 2010, there was a net unrealized loss totaling $9.1 million, net of tax benefits of $5.6 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009
$800 million notional interest rate swap	N/A	$8.0	Interest expense	N/A	($7.8)
$650 million notional interest rate swap	($5.3)	N/A	Interest expense	($3.2)	N/A
$250 million notional interest rate cap	($0.3)	N/A	N/A	$—	N/A

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$8.1	($3.5)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	6.4	(7.6)
Unrealized gain (loss) on interest rate derivatives	(3.4)	5.1

Comprehensive income (loss)	$11.1	($6.0)

The composition of “Accumulated other comprehensive income” at March 31, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $9.1 million, a $0.3 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $31.2 million. The composition of “Accumulated other comprehensive income” at December 31, 2009, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $5.7 million, a $0.3 million unrealized gain on post-retirement benefit obligation and foreign currency translation gain of $24.8 million.

Note 10—Fair Value Measurements

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

•

Level 3—Unobservable inputs that are based on our assumptions are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include instruments for which the determination of fair value requires significant management judgment or estimation.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$0.1	$—	$0.1	$—
Liabilities:
Interest rate swap	$14.0	$—	$14.0	$—

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$89.8	$—	$—	$89.8
Interest rate cap	0.6	—	0.6	—
Liabilities:
Interest rate swap	$8.7	$—	$8.7	$—

Retained Interest—The fair value of the retained interests in finance receivables sold prior to January 1, 2010 was based upon our estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate. The recorded fair value, however, required significant management judgment or estimation and may not necessarily have represented what we would have received in an actual sale of the receivables.

Interest Rate Swap—Under the interest rate swap agreement, we pay a fixed LIBOR rate on a notional amount and receive a variable LIBOR rate which effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate swap is based on quoted market prices for similar instruments from a commercial bank.

Interest Rate Cap—Under the interest rate cap agreement, we will receive interest on a notional amount when one-month LIBOR exceeds 2.5%. This agreement effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate cap is based on quoted market prices for similar instruments from a commercial bank.

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

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for the corporate management

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

team, certain human resources, information technology and accounting costs, and incremental insurance, treasury, legal and risk management costs. Holding company interest includes the interest incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$273.6	$158.8	$26.0	$—	$458.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	156.0	93.5	6.5	—	256.0
Selling, general and administrative	51.8	20.6	3.8	18.8	95.0
Depreciation and amortization	22.1	14.8	6.2	0.2	43.3

Total operating expenses	229.9	128.9	16.5	19.0	394.3

Operating profit (loss)	43.7	29.9	9.5	(19.0)	64.1
Interest expense	0.2	0.5	1.4	32.8	34.9
Other (income) expense, net	—	(0.4)	—	(2.5)	(2.9)
Loss on extinguishment of debt	—	—	—	25.3	25.3
Intercompany expense (income)	10.9	9.5	(2.2)	(18.2)	—

Income (loss) before income taxes	32.6	20.3	10.3	(56.4)	6.8
Income taxes	9.8	8.5	4.5	(24.1)	(1.3)

Net income (loss)	$22.8	$11.8	$5.8	($32.3)	$8.1

Assets	$2,340.4	$1,193.4	$1,091.7	$4.0	$4,629.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2009 (in millions):

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

Note 12—Commitments and Contingencies

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

We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $1.0 million and $1.1 million at March 31, 2010 and December 31, 2009. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

We store a significant number of vehicles owned by various customers that are consigned to us to be auctioned. We are contingently liable for each consigned vehicle until the eventual sale or other disposition,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2010, IAAI will implement a stormwater sampling plan to comply with Ecology source control requirements.

Note 13—Supplemental Guarantor Information

Our obligations related to our term loan, revolving credit facility, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$356.8	$101.6	$—	$458.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	215.5	40.5	—	256.0
Selling, general and administrative	3.2	79.5	12.3	—	95.0
Depreciation and amortization	—	37.4	5.9	—	43.3

Total operating expenses	3.2	332.4	58.7	—	394.3

Operating profit (loss)	(3.2)	24.4	42.9	—	64.1
Interest expense	17.6	13.8	3.5	—	34.9
Other (income) expense, net	—	(2.7)	(0.2)	—	(2.9)
Loss on extinguishment of debt	25.3	—	—	—	25.3
Intercompany expense (income)	—	(4.1)	4.1	—	—

Income (loss) before income taxes	(46.1)	17.4	35.5	—	6.8
Income taxes	(15.2)	1.1	12.8	—	(1.3)

Net income (loss)	($30.9)	$16.3	$22.7	$—	$8.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$194.9	$33.1	$—	$228.0
Restricted cash	—	3.6	6.5	—	10.1
Trade receivables, net of allowances	—	302.5	94.6	(14.9)	382.2
Finance receivables, net of allowances	—	9.2	102.3	—	111.5
Finance receivables securitized, net of allowances	—	—	526.6	—	526.6
Deferred income tax assets	1.4	41.0	(2.5)	—	39.9
Other current assets	0.9	45.6	6.3	—	52.8

Total current assets	2.3	596.8	766.9	(14.9)	1,351.1

Other assets
Investments in and advances to affiliates, net	2,656.2	146.3	68.9	(2,871.4)	—
Goodwill	—	1,525.2	4.0	—	1,529.2
Customer relationships, net of accumulated amortization	—	627.1	112.7	—	739.8
Other intangible assets, net of accumulated amortization	—	254.4	10.5	—	264.9
Unamortized debt issuance costs	51.7	—	—	—	51.7
Other assets	0.1	12.4	1.2	—	13.7

Total other assets	2,708.0	2,565.4	197.3	(2,871.4)	2,599.3
Property and equipment, net of accumulated depreciation	—	535.1	144.0	—	679.1

Total assets	$2,710.3	$3,697.3	$1,108.2	($2,886.3)	$4,629.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$399.4	$62.7	($14.9)	$447.2
Accrued employee benefits and compensation expenses	—	41.3	2.9	—	44.2
Accrued interest	25.9	—	—	—	25.9
Other accrued expenses	4.3	67.3	6.6	—	78.2
Income taxes payable	—	2.6	(0.8)	—	1.8
Obligations collateralized by finance receivables	—	—	433.9	—	433.9

Total current liabilities	30.2	510.6	505.3	(14.9)	1,031.2

Non-current liabilities
Investments by and advances from affiliates, net	99.5	—	—	(99.5)	—
Long-term debt	1,197.5	757.1	64.4	—	2,019.0
Deferred income tax liabilities	(4.2)	299.1	27.3	—	322.2
Other liabilities	14.0	77.4	6.1	—	97.5

Total non-current liabilities	1,306.8	1,133.6	97.8	(99.5)	2,438.7
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,373.3	2,053.1	505.1	(2,771.9)	1,159.6

Total liabilities and stockholders’ equity	$2,710.3	$3,697.3	$1,108.2	($2,886.3)	$4,629.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$339.8	$24.1	$—	$363.9
Restricted cash	—	3.7	5.6	—	9.3
Trade receivables, net of allowances	0.2	215.3	42.5	(7.6)	250.4
Finance receivables, net of allowances	—	2.9	147.4	—	150.3
Retained interests in finance receivables sold	—	—	89.8	—	89.8
Deferred income tax assets	1.4	35.9	—	—	37.3
Other current assets	0.2	37.4	3.3	—	40.9

Total current assets	1.8	635.0	312.7	(7.6)	941.9

Other assets
Investments in and advances to affiliates, net	2,895.1	—	74.1	(2,969.2)	—
Goodwill	—	1,524.3	3.8	—	1,528.1
Customer relationships, net of accumulated amortization	—	642.1	111.2	—	753.3
Other intangible assets, net of accumulated amortization	—	255.8	11.0	—	266.8
Unamortized debt issuance costs	61.6	—	—	—	61.6
Other assets	0.6	15.1	0.7	—	16.4

Total other assets	2,957.3	2,437.3	200.8	(2,969.2)	2,626.2
Property and equipment, net of accumulated depreciation	—	541.8	141.4	—	683.2

Total assets	$2,959.1	$3,614.1	$654.9	($2,976.8)	$4,251.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$247.2	$23.1	($7.6)	$262.7
Accrued employee benefits and compensation expenses	—	49.8	6.6	—	56.4
Accrued interest	14.8	—	—	—	14.8
Other accrued expenses	6.2	67.4	6.6	—	80.2
Income taxes payable	—	1.3	1.4	—	2.7
Current maturities of long-term debt	225.6	—	—	—	225.6

Total current liabilities	246.6	365.7	37.7	(7.6)	642.4

Non-current liabilities
Investments by and advances from affiliates, net	72.6	124.7	—	(197.3)	—
Long-term debt	1,225.8	716.0	105.5	—	2,047.3
Deferred income tax liabilities	(2.1)	300.3	30.0	—	328.2
Other liabilities	8.7	77.4	5.8	—	91.9

Total non-current liabilities	1,305.0	1,218.4	141.3	(197.3)	2,467.4
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,407.5	2,030.0	475.9	(2,771.9)	1,141.5

Total liabilities and stockholders’ equity	$2,959.1	$3,614.1	$654.9	($2,976.8)	$4,251.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$271.7	($158.1)	$118.6	$—	$232.2

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.5	(542.7)	—	(539.2)
Acquisition of businesses, net of cash acquired	—	(2.7)	—	—	(2.7)
Purchases of property, equipment and computer software	—	(8.3)	(0.3)	—	(8.6)
Proceeds from sale of property, equipment and computer software	—	1.7	—	—	1.7
(Increase) decrease in restricted cash	—	0.1	(0.9)	—	(0.8)

Net cash (used by) provided by investing activities	—	(5.7)	(543.9)	—	(549.6)
Financing activities
Net increase (decrease) in book overdrafts	—	19.9	0.1	—	20.0
Net increase in obligations collateralized by finance receivables	—	—	433.9	—	433.9
Payments on long-term debt	(28.3)	—	—	—	(28.3)
Payment for early extinguishment of debt	(243.6)	—	—	—	(243.6)
Payments on capital leases	—	(1.0)	(0.1)	—	(1.1)
Issuance of common stock under stock plans	0.2	—	—	—	0.2

Net cash provided by (used by) financing activities	(271.7)	18.9	433.9	—	181.1
Effect of exchange rate changes on cash	—	—	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	—	(144.9)	9.0	—	(135.9)
Cash and cash equivalents at beginning of period	—	339.8	24.1	—	363.9

Cash and cash equivalents at end of period	$—	$194.9	$33.1	$—	$228.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010 (Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “should,” “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 25, 2010. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes to accounting standards;

•	proposed tax legislation;

•	our tax indemnification of ALLETE; and

•	other risks described from time to time in our filings with the SEC.

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

•

The ADESA Auctions segment consisted primarily of a 62 whole car auction network in North America at March 31, 2010. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 153 sites in North America at March 31, 2010. The salvage auctions facilitate the redistribution of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2010, AFC conducted business through 88 branches in North America.

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

Industry Trends

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

Automotive Finance

In 2008 and 2009, the overall economy and in particular the automotive finance industries faced pressures which negatively affected the used vehicle dealer base. In excess of 6,300 independent dealers went out of business during 2008 and 2009, almost a 15% reduction in the independent dealer base. Used vehicle dealers experienced a significant decline in sales which resulted in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans which increased credit losses. In addition, the value of recovered collateral on defaulted loans was impacted to some degree by the volatility in the vehicle pricing market. To the extent these negative trends recur, they could have a material adverse impact on AFC’s results of operations.

Despite the negative factors and trends impacting the automotive finance industry, AFC’s financial results improved in the second half of 2009 and in the first quarter of 2010. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the delinquency of the managed portfolio which was over 99 percent current at March 31, 2010. In addition, AFC’s managed portfolio of finance receivables grew approximately 48 percent from March 31, 2009 to $649.0 million at March 31, 2010.

General

In 2008 and 2009, significant changes occurred in the economy which impacted our business. A lack of availability of consumer credit for retail used vehicle buyers, a decline in consumer spending, a reduction in the number of franchised and independent used vehicle dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum all negatively impacted us. These factors contributed to an over 2% decrease in revenues for KAR Auction Services for the year ended December 31, 2009 compared with the year ended December 31, 2008.

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

Seasonality

The volume of vehicles sold at our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.

Sources of Revenues and Expenses

Our revenue is derived from auction fees and related services at our whole car and salvage auction facilities and dealer financing fees and interest income at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the value of the vehicles sold.

Prior to January 1, 2010, AFC’s net revenue consisted primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income was primarily comprised of the gain on sale of finance receivables sold, but also included servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. As a result of adopting the guidance, our consolidated statement of operations no longer reflects securitization income, but instead reports interest income, provision for credit losses and other income associated with our securitized finance receivables, in the same line items in our statement of operations as non-securitized receivables. Interest expense associated with related obligation is now recorded below operating profit as “Interest expense” in our consolidated statement of operations. Additionally, we no longer record a gain on sale for securitization activity since finance receivables securitized no longer receive gain on sale treatment. The impact of the elimination of gain on sale treatment resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$273.6	$288.3
IAAI	158.8	138.0
AFC	26.0	16.2

Total revenues	458.4	442.5
Cost of services*	256.0	268.9

Gross profit*	202.4	173.6
Selling, general and administrative	95.0	85.8
Depreciation and amortization	43.3	46.0

Operating profit	64.1	41.8
Interest expense	34.9	46.6
Other (income) expense, net	(2.9)	1.7
Loss on extinguishment of debt	25.3	—

Income (loss) before income taxes	6.8	(6.5)
Income taxes	(1.3)	(3.0)

Net income (loss)	$8.1	($3.5)

Net income (loss) per share- basic and diluted	$0.06	($0.03)

*	Exclusive of depreciation and amortization

For the three months ended March 31, 2010, we had revenue of $458.4 million compared with revenue of $442.5 million for the three months ended March 31, 2009, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $2.7 million, or 6%, to $43.3 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The decrease is representative of certain assets becoming fully depreciated as well as a decrease in capital spending compared to recent years.

Interest Expense

Interest expense decreased $11.7 million, or 25%, to $34.9 million for the three months ended March 31, 2010, compared with interest expense of $46.6 million for the three months ended March 31, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the 10% senior subordinated notes in January 2010 and a $28.3 million repayment on Term Loan B in February 2010. In addition, a decrease in interest rates over the past twelve months has reduced interest expense for our variable rate debt instruments. Partially offsetting the decreases was an increase in interest expense at AFC of $1.4 million that resulted from the adoption of Accounting Standards Update 2009-16 on January 1, 2010. Prior to the adoption of this guidance, this expense was recorded as a reduction of revenue.

Other (Income) Expense

Other income was $2.9 million for the three months ended March 31, 2010 compared with other expense of $1.7 million for the three months ended March 31, 2009, representing an increase of $4.6 million. The change in other (income) expense was primarily representative of foreign currency transaction gains for the three months ended March 31, 2010 versus foreign currency transaction losses for the three months ended March 31, 2009.

Loss on Extinguishment of Debt

In connection with our initial public offering, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. In the first quarter of 2010 we recorded a $25.3 million pretax charge representative of the net premiums payable related to the repurchase of the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our 10% senior subordinated notes and certain expenses related to the tender offer.

Income Taxes

Our effective tax rate changed from a benefit of 46.2% for the three months ended March 31, 2009 to a benefit of 19.1% for the three months ended March 31, 2010. The change in the tax rate was primarily attributable to discrete income tax benefits recorded in the first quarter of 2010. Without the effect for the discrete items, our effective rate for the three months ended March 31, 2010 would have been an expense of 42.4%. The change in the tax rate, without the effect for discrete items, was primarily attributable to lower state taxes and taxes on our international operations.

ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
ADESA revenue	$273.6	$288.3
Cost of services*	156.0	169.0

Gross profit*	117.6	119.3
Selling, general and administrative	51.8	52.7
Depreciation and amortization	22.1	24.3

Operating profit	$43.7	$42.3

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $14.7 million, or 5%, to $273.6 million for the three months ended March 31, 2010, compared with $288.3 million for the three months ended March 31, 2009. The decrease in revenue was primarily a result of a 10% decrease in the number of vehicles sold, offset by a 5% increase in revenue per vehicle sold to approximately $560 for the three months ended March 31, 2010, compared with the three months ended March 31, 2009.

The 5% increase in revenue per vehicle sold was primarily attributable to fluctuations in the Canadian exchange rate, which resulted in increased ADESA revenue of approximately $9.6 million. In addition, incremental fee income related to higher used vehicle values and selective fee increases resulted in increased ADESA revenue of approximately $4.7 million. Partially offsetting the impact of the Canadian exchange rate and the incremental fee income was a decrease in ancillary services such as shop services and other services, which resulted in decreased ADESA revenue of approximately $3.0 million.

The total number of used vehicles sold at ADESA decreased 10% for the three months ended March 31, 2010 compared with three months ended March 31, 2009, and resulted in a decrease in ADESA revenue of approximately $26.0 million. The volume sold decrease was attributable to higher supplier inventory levels at the beginning of calendar year 2009 versus supplier inventory levels at the beginning of calendar year 2010 and stronger demand in the first three months of 2009 versus the first three months of 2010.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 68.7% for the three months ended March 31, 2010 compared with 71.5% for the three months ended March 31, 2009. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. At March 31, 2010, dealer consignment vehicles represented more than 30% of used vehicles sold at ADESA representing an increase of approximately 5% as compared with March 31, 2009.

Gross Profit

For the three months ended March 31, 2010, gross profit for ADESA decreased $1.7 million, or 1%, to $117.6 million. Gross profit for ADESA was 43.0% of revenue for the three months ended March 31, 2010 compared with 41.4% of revenue for the three months ended March 31, 2009. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, is representative of the increase in average revenue per vehicle sold for auction services and a decrease in lower margin ancillary services.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $0.9 million, or 2%, to $51.8 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, primarily due to a $2.5 million decrease in compensation and related employee benefit costs, a $1.5 million decrease in professional fees, as well as a net $0.8 million decrease in telecommunications and other expenses. The decreases in selling, general and administrative were partially offset by a $1.7 million increase in stock-based compensation expense, a $1.5 million increase related to fluctuations in the Canadian exchange rate and a $0.7 million increase in marketing costs.

IAAI Results

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
IAAI revenue	$158.8	$138.0
Cost of services*	93.5	91.8

Gross profit*	65.3	46.2
Selling, general and administrative	20.6	15.0
Depreciation and amortization	14.8	15.1

Operating profit	$29.9	$16.1

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $20.8 million, or 15%, to $158.8 million for the three months ended March 31, 2010, compared with $138.0 million for the three months ended March 31, 2009. The increase in revenue was primarily a result of an increase in average selling price for vehicles sold at auction.

Gross Profit

For the three months ended March 31, 2010, gross profit at IAAI increased to $65.3 million, or 41% of revenue, compared with $46.2 million, or 33% of revenue for the three months ended March 31, 2009. The gross profit increase was primarily the result of the increase in revenue. Cost of services increased primarily as a result of increases in incentive compensation based on the performance of IAAI and slight increases in yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $5.6 million, or 37%, to $20.6 million for the three months ended March 31, 2010, compared with $15.0 million for the three months ended March 31, 2009. The increase in selling, general and administrative expenses was attributable to increases in incentive compensation based on the performance of IAAI as well as stock-based compensation expense.

AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$4.9
Interest and fee income	29.5	11.8
Other revenue	—	0.1
Provision for credit losses	(3.5)	(0.6)

Total AFC revenue	26.0	16.2
Cost of services*	6.5	8.1

Gross profit*	19.5	8.1
Selling, general and administrative	3.8	2.7
Depreciation and amortization	6.2	6.2

Operating profit (loss)	$9.5	($0.8)

Loan transactions	231,495	204,076
Revenue per loan transaction	$113	$80

*	Exclusive of depreciation and amortization

Revenue

For the three months ended March 31, 2010, AFC revenue increased $9.8 million, or 60%, to $26.0 million, compared with $16.2 million for the three months ended March 31, 2009. The increase in revenue was the result of a 41% increase in revenue per loan transaction for the three months ended March 31, 2010, compared with the same period in 2009 and a 13% increase in loan transactions to 231,495 for the three months ended March 31, 2010. In addition, managed receivables increased to $649.0 million at March 31, 2010 from $437.6 million at March 31, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $33, or 41% primarily as a result of a decrease in credit losses for both loans held and sold and an increase in the average loan value, partially offset by a decrease in the average portfolio duration and the effect of adopting new accounting guidance related to finance receivable transactions.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the revolving sale agreement for the three months ended March 31, 2010 was $1.4 million and is included below operating profit as “Interest expense” on the consolidated statement of operations. Interest expense related to the revolving sale agreement for the three months ended March 31, 2009 totaled $1.2 million and was reflected as a component of securitization income.

Gross Profit

For the three months ended March 31, 2010, gross profit for the AFC segment increased $11.4 million, or 141%, to $19.5 million primarily as a result of a 60% increase in revenue and a 20% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in collection expenses, compensation and related employee benefit costs and lot audit expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $1.1 million, or 41%, for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. The increase was primarily the result of increases in incentive compensation as well as stock-based compensation expense.

Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
Selling, general and administrative	$18.8	$15.4
Depreciation and amortization	0.2	0.4

Operating loss	($19.0)	($15.8)

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, selling, general and administrative expenses at the holding company increased $3.4 million, or 22%, to $18.8 million, primarily as a result of an increase in stock-based compensation expense and health insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Cash and cash equivalents	$228.0	$363.9	196.5
Restricted cash	10.1	9.3	12.8
Working capital	319.9	299.5	335.9
Amounts available under credit facility*	250.0	250.0	300.0
Cash flow from operations	232.2		44.8

*	There were related outstanding letters of credit totaling approximately $32.7 million, $31.7 million and $29.3 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, which reduce the amount available for borrowings under our credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $161.1 million at March 31, 2010.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16.”

Credit Facilities

In 2007 we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan, pursuant to the terms and conditions of the Credit Agreement. The revolving credit facility was entered into for working capital and general corporate purposes. In 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, availability of borrowings under the revolving credit facility were reduced to $250 million and the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%. On March 31, 2010, $1,219.6 million was outstanding on the term loan and there were no borrowings on the revolving credit facility, although we did have related outstanding letters of credit in the aggregate amount of $32.7 million at March 31, 2010, which reduce the amount available for borrowings under our credit facility. In addition, our Canadian operations have a C$4 million line of credit which was undrawn as of March 31, 2010; however, there were related letters of credit outstanding totaling approximately $1.8 million at March 31, 2010, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing our notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the credit facility at March 31, 2010.

As part of the amendment to the Credit Agreement, we prepaid $250 million of the term loan in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. In addition, in accordance with terms of the Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables were used to repay $28.3 million of our term loan in February 2010. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no further scheduled quarterly installments due on the term loan and the remaining balance is due at maturity (October 19, 2013).

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

EBITDA and Adjusted EBITDA per the Credit Agreement

EBITDA and Adjusted EBITDA per the Credit Agreement, as presented herein, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. They are not measurements of our financial performance under GAAP and should not be considered substitutes for net income (loss) or any other performance measures derived in accordance with GAAP or as substitutes for cash flow from operating activities as measures of our liquidity.

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. We calculate Adjusted EBTIDA per the Credit Agreement by adjusting EBITDA for the items of income and expense and expected incremental revenue and cost savings as described above in the discussion of certain restrictive loan covenants under “Credit Facilities.”

Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA per the Credit Agreement is appropriate to provide additional information to investors about one of the principal internal measures of performance used by them. Management uses the Adjusted EBITDA per the Credit Agreement measure, excluding any pro forma adjustments, to evaluate our performance and to evaluate results relative to incentive compensation targets. This measure is also used by our creditors in assessing debt covenant compliance and management believes its inclusion is appropriate to provide additional information to investors about certain covenants required pursuant to our senior secured credit facility and the notes. EBITDA and Adjusted EBITDA per the Credit Agreement have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

The following tables reconcile EBITDA and Adjusted EBITDA per the Credit Agreement to net income (loss) for the periods presented:

	Three Months Ended March 31, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$22.8	$11.8	$5.8	($32.3)	$8.1
Add back:
Income taxes	9.8	8.5	4.5	(24.1)	(1.3)
Interest expense, net of interest income	0.2	0.5	1.4	32.8	34.9
Depreciation and amortization	22.1	14.8	6.2	0.2	43.3
Intercompany	10.9	9.5	(2.2)	(18.2)	—

EBITDA	65.8	45.1	15.7	(41.6)	85.0
Adjustments	4.0	3.7	2.0	25.4	35.1

Adjusted EBITDA per the Credit Agreement	$69.8	$48.8	$17.7	($16.2)	$120.1

	Three Months Ended March 31, 2009
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$20.7	$3.1	$0.6	($27.9)	($3.5)
Add back:
Income taxes	13.8	2.3	0.4	(19.5)	(3.0)
Interest expense, net of interest income	—	0.3	—	46.1	46.4
Depreciation and amortization	24.3	15.1	6.2	0.4	46.0
Intercompany	8.3	10.3	(1.8)	(16.8)	—

EBITDA	67.1	31.1	5.4	(17.7)	85.9
Adjustments	6.5	1.5	0.2	3.0	11.2

Adjusted EBITDA per the Credit Agreement	$73.6	$32.6	$5.6	($14.7)	$97.1

Certain of our loan covenant calculations require financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA per the Credit Agreement to net income for the periods presented:

	Three Months Ended				Twelve Months Ended March 31, 2010
(Dollars in millions)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Net income	$12.8	$8.6	$5.3	$8.1	$34.8
Add back:
Income taxes	9.6	4.4	0.1	(1.3)	12.8
Interest expense, net of interest income	46.8	39.3	39.7	34.9	160.7
Depreciation and amortization	42.3	41.6	42.5	43.3	169.7

EBITDA	111.5	93.9	87.6	85.0	378.0
Nonrecurring charges	4.4	5.0	2.0	21.1	32.5
Noncash charges	(1.8)	14.2	(1.3)	12.6	23.7
Advisory services	1.0	0.9	11.4	—	13.3
AFC interest expense	—	—	—	(1.4)	(1.4)
Accounting change	—	—	—	2.8	2.8

Adjusted EBITDA per the Credit Agreement	$115.1	$114.0	$99.7	$120.1	$448.9

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
Net cash provided by (used for):
Operating activities	$232.2	$44.8
Investing activities	(549.6)	(8.1)
Financing activities	181.1	1.7
Effect of exchange rate on cash	0.4	(0.3)

Net increase (decrease) in cash and cash equivalents	($135.9)	$38.1

Cash flow from operating activities was $232.2 million for the three months ended March 31, 2010, compared with $44.8 million for the three months ended March 31, 2009. The increase in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale.

Net cash used for investing activities was $549.6 million for the three months ended March 31, 2010, compared with $8.1 million for the three months ended March 31, 2009. The increase in net cash used for investing activities was primarily the result of the net increase in finance receivables held for investment which resulted from the adoption of Accounting Standards Update (“ASU”) 2009-16. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. In addition, we spent $3.5 million less for capital items in the first three months of 2010 compared with the first three months of 2009. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $181.1 million for the three months ended March 31, 2010, compared with $1.7 million for the three months ended March 31, 2009. The increase in cash provided by financing activities was primarily attributable to the $433.9 million increase in obligations collateralized by finance receivables which resulted from the adoption of ASU 2009-16 as discussed above. The increase in obligations collateralized by finance receivables was partially offset by an increase in payments on long-term debt, including a payment for the early extinguishment of debt and a related prepayment penalty totaling $271.9 million.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2010 and the year ended December 31, 2009 approximated $8.6 million and $65.6 million. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2010 with approximately $50 million of this amount related to maintenance capital expenditures and the remainder attributable to growth initiatives. Anticipated expenditures are primarily attributable to ongoing information system maintenance, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of up to a maximum of $750 million in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million for U.S. finance receivables at March 31, 2010.

We completed an agreement for the securitization of Automotive Finance Canada, Inc.’s (“AFCI”) receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million and the recording of the related obligations. The agreement expires on April 20, 2012.

ASU 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations of approximately $430 million at March 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter.

At March 31, 2010, AFC managed total finance receivables of $649.0 million. At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million at December 31, 2009. Finance receivables include $24.6 million classified as held for sale, which are recorded at lower of cost or fair value, and $131.6 million classified as held for investment at December 31, 2009. Finance receivables classified as held for investment include $25.7 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009. The face amount of these receivables was $27.5 million at December 31, 2009.

AFC’s allowance for losses of $10.9 million and $5.9 million at March 31, 2010 and December 31, 2009 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair market value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 or 3 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of March 31, 2010, $639.4 million of finance receivables and a cash reserve of 1 or 3 percent of finance receivables securitized serve as security for the $433.9 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At March 31, 2010, we were in compliance with the covenants in the securitization agreement.

Critical Accounting Estimates

In preparing the financial statements in accordance with U.S. GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: uncollectible receivables and allowance for credit losses and doubtful accounts, goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies and income taxes.

In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our financial statements.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. Our critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. In addition, our most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which includes audited financial statements.

New Accounting Standards

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations of approximately $430 million at March 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

In February 2010, the FASB issued new guidance (Accounting Standards Update 2010-06) on fair value measurements. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, requires details of significant transfers in and out of Level 1 and Level 2 measurements and reasons for the transfers. In addition, a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements is required. The new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, with the exception for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In February 2010, the FASB issued new guidance (Accounting Standards Update 2010-09) on subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The new guidance was immediately effective upon issuance of the final update. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $2.3 million for the three months ended March 31, 2010. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2010 or 2009.

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

The fair values of the interest rate derivatives are estimated using pricing models widely used in financial markets and represent the estimated amounts we would receive or pay to terminate the agreements at the reporting date. At March 31, 2010 and December 31, 2009, respectively, the fair value of the interest rate swap was a $14.0 million unrealized loss and an $8.7 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at March 31, 2010 and December 31, 2009, respectively, the fair value of the interest rate cap was a $0.1 million asset and a $0.6 million asset recorded in “Other assets” on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in “Other comprehensive income.” Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At March 31, 2010, there was a net unrealized loss totaling $9.1 million, net of tax benefits of $5.6 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three months ended March 31, 2010 would have resulted in an increase in interest expense of approximately $1.8 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a–15(e) and 15d–15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which the Company is involved are discussed in Note 20 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part I, Item 3 of the same Annual Report. The following discussion is limited to certain recent developments concerning our legal and regulatory proceedings and should be read in conjunction with the earlier Report. Unless otherwise indicated, all proceedings discussed in the earlier Report remain outstanding.

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2010, IAAI will implement a stormwater sampling plan to comply with Ecology source control requirements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a) Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date: May 6, 2010	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the “Floating Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Indenture, dated April 20, 2007 (the “Fixed Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/2008

4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/2008

4.4	Form of Common Stock Certificate	S-1/A	333-161907	4.15	12/10/2009

10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	7/2/2009

10.2^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as codocumentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and	S-1/A	333-158666	10.2	7/2/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
	Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent

10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/2008

10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/2008

10.5	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.6*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	7/2/2009

10.7*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.8*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.9*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008

10.10*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	7/2/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.11*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.12*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.13*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008

10.14*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008

10.15*	Letter Agreement dated as of December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), AFC and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.16*	2007 Incentive Plan Executive Management of Insurance Auto Auctions, Inc.	S-4	333-148847	10.21	1/25/2008

10.17*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.18^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.19	Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009

10.20	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	7/2/2009

10.21	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.22	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007.	S-4	333-148847	10.26	1/25/2008

10.23*	2007 Annual Incentive Program for KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-4	333-148847	10.27	1/25/2008

10.24	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.25*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.26*	Amendment to Thomas C. O’Brien Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.27*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

10.28^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.29	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.33	1/25/2008

10.30	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.34	1/25/2008

10.31^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.35	1/25/2008

10.32^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	7/2/2009

10.33*	2008 Annual Incentive Program for KAR Auction Services, Inc.	POS AM	333-149137	10.37	8/1/2008

10.34*	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008

10.35^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.36	First Amendment to Credit Agreement, dated as of June 10, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, and the lenders and other parties signatory thereto	8-K	333-148847	10.1	6/11/2009

10.37	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.38	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.39	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.40	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.41	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.42	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.43	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008

10.44	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.45	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.46	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.47	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.48	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.49	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.50	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.51	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008

10.52	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.53	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.54	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.55^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009

10.56	Second Amendment, dated October 23, 2009, to Credit Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, KAR Holdings II, LLC, as guarantor, the several lenders from time to time parties thereto, and the other parties named therein	8-K	333-148847	10.1	10/28/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.57	Form of Director Designation Agreement	S-1/A	333-161907	10.61	11/30/2009

10.58*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.59*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.60*	Form of KAR Auction Services, Inc. Non-Employee Director Deferred Compensation Plan	S-1/A	333-161907	10.64	12/4/2009

10.61*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.62*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^

Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.