Form 10-Q
period 2010-06-30
KAR Auction Services, Inc.
filed 2010-08-04
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 134,745,535 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues
ADESA Auction Services	$280.1	$279.5	$553.7	$567.8
IAAI Salvage Services	157.3	139.0	316.1	277.0
AFC	32.6	20.6	58.6	36.8

Total operating revenues	470.0	439.1	928.4	881.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	251.7	246.6	507.7	515.5
Selling, general and administrative	90.8	87.1	185.8	172.9
Depreciation and amortization	41.8	42.3	85.1	88.3

Total operating expenses	384.3	376.0	778.6	776.7

Operating profit	85.7	63.1	149.8	104.9
Interest expense	35.9	46.9	70.8	93.5
Other (income) expense, net	1.3	(6.2)	(1.6)	(4.5)
Loss on extinguishment of debt	—	—	25.3	—

Income before income taxes	48.5	22.4	55.3	15.9
Income taxes	19.9	9.6	18.6	6.6

Net income	$28.6	$12.8	$36.7	$9.3

Net income per share – basic and diluted	$0.21	$0.12	$0.27	$0.09

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$289.4	$363.9
Restricted cash	8.3	9.3
Trade receivables, net of allowances of $6.3 and $6.9	346.1	250.4
Finance receivables, net of allowances	112.9	150.3
Finance receivables securitized, net of allowances	571.2	—
Retained interests in finance receivables sold	—	89.8
Deferred income tax assets	42.6	37.3
Other current assets	46.4	40.9

Total current assets	1,416.9	941.9

Other assets
Goodwill	1,528.3	1,528.1
Customer relationships, net of accumulated amortization of $217.1 and $182.7	717.2	753.3
Other intangible assets, net of accumulated amortization of $78.0 and $62.9	263.8	266.8
Unamortized debt issuance costs	48.3	61.6
Other assets	12.9	16.4

Total other assets	2,570.5	2,626.2
Property and equipment, net of accumulated depreciation of $266.9 and $233.4	666.3	683.2

Total assets	$4,653.7	$4,251.3

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$408.3	$262.7
Accrued employee benefits and compensation expenses	51.4	56.4
Accrued interest	11.6	14.8
Other accrued expenses	77.6	80.2
Income taxes payable	3.1	2.7
Obligations collateralized by finance receivables	473.4	—
Current maturities of long-term debt	—	225.6

Total current liabilities	1,025.4	642.4

Non-current liabilities
Long-term debt	2,019.0	2,047.3
Deferred income tax liabilities	323.6	328.2
Other liabilities	109.7	91.9

Total non-current liabilities	2,452.3	2,467.4
Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000 Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2010: 134,672,003
December 31, 2009: 134,509,710	1.4	1.4
Additional paid-in capital	1,363.7	1,355.2
Retained deficit	(197.8)	(234.5)
Accumulated other comprehensive income	8.7	19.4

Total stockholders’ equity	1,176.0	1,141.5

Total liabilities and stockholders’ equity	$4,653.7	$4,251.3

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	134.5	$1.4	$1,355.2	($234.5)	$19.4	$1,141.5
Comprehensive income:
Net income		—	—	36.7	—	36.7
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate derivatives		—	—	—	(5.8)	(5.8)
Foreign currency translation		—	—	—	(4.9)	(4.9)

Comprehensive income		—	—	36.7	(10.7)	26.0
Issuance of common stock under stock plans	0.2	—	1.3	—	—	1.3
Stock-based compensation expense		—	7.2	—	—	7.2

Balance at June 30, 2010	134.7	$1.4	$1,363.7	($197.8)	$8.7	$1,176.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$36.7	$9.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.1	88.3
Provision for credit losses	6.3	1.4
Deferred income taxes	(3.7)	(7.0)
Amortization of debt issuance costs	6.9	6.8
Stock-based compensation	7.2	0.9
Loss (gain) on disposal of fixed assets	0.4	(0.2)
Loss on extinguishment of debt	25.3	—
Other non-cash, net	6.9	3.9
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	50.2	26.5
Retained interests in finance receivables sold	89.8	(22.5)
Trade receivables and other assets	(103.8)	(28.4)
Accounts payable and accrued expenses	120.6	62.9

Net cash provided by operating activities	327.9	141.9

Investing activities
Net increase in finance receivables held for investment	(589.9)	(1.8)
Acquisition of businesses, net of cash acquired	(2.6)	(3.4)
Purchases of property, equipment and computer software	(22.0)	(27.4)
Proceeds from the sale of property and equipment	1.8	0.2
Decrease in restricted cash	1.0	2.1

Net cash used by investing activities	(611.7)	(30.3)

Financing activities
Net increase in book overdrafts	8.7	1.4
Net decrease in borrowings from lines of credit	—	(4.5)
Payments for debt issuance costs	—	(0.3)
Net increase in obligations collateralized by finance receivables	473.4	—
Payments on long-term debt	(28.3)	—
Payment for early extinguishment of debt	(243.6)	—
Payments on capital leases	(2.3)	(1.4)
Initial net investment for interest rate cap	—	(1.3)
Issuance of common stock under stock plans	1.5	—

Net cash provided by (used by) financing activities	209.4	(6.1)
Effect of exchange rate changes on cash	(0.1)	0.2

Net increase (decrease) in cash and cash equivalents	(74.5)	105.7
Cash and cash equivalents at beginning of period	363.9	158.4

Cash and cash equivalents at end of period	$289.4	$264.1

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

June 30, 2010 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, generally consisting of normal recurring accruals, for a fair statement of our financial results for the periods presented. In preparing the accompanying financial statements, management has evaluated subsequent events through the date the financial statements were issued. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A listing of our critical accounting estimates is described in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2010 (File No: 001-34568), which includes audited financial statements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009. The 2009 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP.

Nature of operations

As of June 30, 2010, we have a network of 62 ADESA whole car auctions and 157 IAAI salvage vehicle auctions which facilitates the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the companies generally do not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

Note 2—Accounting Change as a Result of the Adoption of Accounting Standards Update 2009-16

In December 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

receivables were $473.4 million at June 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010. See Note 6 for additional information.

Note 3—New Accounting Standards

In February 2010, the FASB issued new guidance (Accounting Standards Update 2010-06) on fair value measurements. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of details of significant transfers in and out of Level 1 and Level 2 measurements and reasons for the transfers. In addition, a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements is required. The new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, with the exception for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

June 30, 2010 (Unaudited)

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

The compensation cost that was charged against income for all stock-based compensation plans was $0.4 million and $7.2 million for the three and six months ended June 30, 2010, respectively, and the total income tax benefit recognized in the Consolidated Statement of Income for options was approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively. The compensation cost that was charged against income for all stock-based compensation plans was $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, and the total income tax benefit recognized in the Consolidated Statement of Income for options was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively. We did not capitalize any stock-based compensation cost in the six months ended June 30, 2010 or 2009.

KAR Auction Services, Inc. Employee Stock Purchase Plan

Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan (“ESPP”) in December 2009 and the ESPP was implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at June 30, 2010, 981,103 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant’s combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.

Note 5—Net Income Per Share

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$28.6	$12.8	$36.7	$9.3

Weighted average common shares outstanding	134.6	106.9	134.6	106.9
Effect of dilutive stock options	1.5	—	1.4	—

Weighted average common shares outstanding and potential common shares	136.1	106.9	136.0	106.9

Net income per share – basic and diluted	$0.21	$0.12	$0.27	$0.09

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 0.6 million options were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2010. Total options outstanding at June 30, 2010 and 2009 were 10.0 million and 9.2 million.

Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million for U.S. finance receivables at June 30, 2010.

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

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $473.4 million at June 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

The following illustration presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2010		Net Credit Losses Three Months Ended June 30, 2010	Net Credit Losses Six Months Ended June 30, 2010
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$685.6	$1.7	$1.8	$4.5
Special purpose loans	9.0	2.9	—	—

Total receivables managed	$694.6	$4.6	$1.8	$4.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

	December 31, 2009		Net Credit Losses Three Months Ended June 30, 2009	Net Credit Losses Six Months Ended June 30, 2009
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$145.9	$1.6	$0.8	$1.0
Special purpose loans	10.3	3.4	—	—

Finance receivables held	$156.2	$5.0	$0.8	$1.0

Receivables sold	367.0

Retained interests in finance receivables sold	89.8

Total receivables managed	$613.0

The net credit losses for receivables sold approximated $6.3 million and $18.1 million for the three and six months ended June 30, 2009.

At June 30, 2010, AFC managed total finance receivables of $694.6 million. At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million at December 31, 2009. Finance receivables include $24.6 million classified as held for sale, which are recorded at lower of cost or fair value, and $131.6 million classified as held for investment at December 31, 2009. Finance receivables classified as held for investment include $25.7 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009. The face amount of these receivables was $27.5 million at December 31, 2009.

AFC’s allowance for losses of $10.5 million and $5.9 million at June 30, 2010 and December 31, 2009 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair market value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 or 3 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of June 30, 2010, $685.0 million of finance receivables and a cash reserve of 1 or 3 percent of finance receivables securitized serve as security for the $473.4 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At June 30, 2010, we were in compliance with the covenants in the securitization agreements.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Six Months Ended June 30,
	2010	2009
Proceeds from sales of finance receivables	N/A	$1,440.2
Servicing fees received	N/A	$4.9
Proceeds received on retained interests in finance receivables sold	$89.8	$35.9

Our retained interests in finance receivables sold, including a nominal interest only strip, amounted to $89.8 million at December 31, 2009. Sensitivities associated with our retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Note 7—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	June 30, 2010	December 31, 2009
Term Loan B	LIBOR + 2.75%	October 19, 2013	$1,219.6	$1,247.9
$250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	199.4	425.0
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			2,019.0	2,272.9
Less current portion of long-term debt			—	225.6

Long-term debt			$2,019.0	$2,047.3

Credit Facilities

In 2007, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. In 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, available borrowings under the revolving credit facility were reduced to $250 million and the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%. There were no borrowings under the revolving credit facility at June 30, 2010 or December 31, 2009, although we had related outstanding letters of credit in the aggregate amount of $32.7 million and $31.7 million at June 30, 2010 and December 31, 2009, respectively, which reduce the amount available for borrowings under our credit facility.

As part of the amendment to the Credit Agreement, we prepaid $250 million of the term loan in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. In addition, in accordance with terms of the Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

as discussed in Note 6, were used to repay $28.3 million of the Company’s term loan in February 2010. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no further scheduled quarterly installments due on the term loan and the remaining balance is due at maturity (October 19, 2013). If there is any excess cash flow, as defined in the loan documents for our senior secured credit facility, we are required to prepay the term loan in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. There were no excess cash flow payments, as defined, due for the year ended December 31, 2009.

The senior secured credit facilities are guaranteed by KAR Auction Services and each of our direct and indirect present and future material domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and our capital stock and that of each of our direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The terms of the Credit Agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement also includes covenants that, among other things, limit or restrict us and our subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at June 30, 2010. We were in compliance with the covenants in the credit facility at June 30, 2010.

Senior Notes

In 2007, we issued $450.0 million of 8.75% senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. In connection with our initial public offering, we conducted a cash tender offer for certain of the notes described above. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. This amount was included in “Current maturities of long-term debt” on the consolidated balance sheet at December 31, 2009. We incurred a loss on the extinguishment of the notes of $25.3 million in the first quarter of 2010.

Fair Value of Debt

As of June 30, 2010, the estimated fair value of our long-term debt amounted to $1,951.5 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of June 30, 2010. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Note 8— Derivatives

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

In May 2009, we also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 2.5%. The interest rate cap relates to a portion of the variable rate debt that is not covered by our interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matures on June 30, 2011. The unamortized portion of the $1.3 million investment is recorded in “Other current assets” on the consolidated balance sheet and is being amortized over the remaining life of the interest rate cap to interest expense. We are exposed to credit loss in the event of non-performance by the counterparty; however, non-performance is not anticipated.

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, we have designated our interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank and represent the estimated amounts we would receive or pay to terminate the agreements at the reporting date. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$650 million notional interest rate swap	Other assets	$—	Other assets	$—	Other accrued expenses	$17.9	Other accrued expenses	$8.7
$250 million notional interest rate cap	Other current assets	$—	Other assets	$0.6	Other accrued expenses	$—	Other accrued expenses	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first six months of 2010 or 2009. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At June 30, 2010, there was a net unrealized loss totaling $11.5 million, net of tax benefits of $7.0 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009
$800 million notional interest rate swap	N/A	$8.3	Interest expense	N/A	($8.3)
$650 million notional interest rate swap	($3.9)	($3.7)	Interest expense	($3.1)	$—
$250 million notional interest rate cap	$0.1	$—	N/A	$—	$—

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
$800 million notional interest rate swap	N/A	$16.3	Interest expense	N/A	($16.1)
$650 million notional interest rate swap	($9.2)	($3.7)	Interest expense	($6.3)	$—
$250 million notional interest rate cap	($0.2)	$—	N/A	$—	$—

Note 9—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$28.6	$12.8	$36.7	$9.3
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(11.3)	17.8	(4.9)	10.2
Unrealized gain (loss) on interest rate deriviatives	(2.4)	2.9	(5.8)	8.0

Comprehensive income	$14.9	$33.5	$26.0	$27.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

The composition of “Accumulated other comprehensive income” at June 30, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $11.5 million, a $0.3 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $19.9 million. The composition of “Accumulated other comprehensive income” at December 31, 2009, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $5.7 million, a $0.3 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $24.8 million.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$17.9	$—	$17.9	$—

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$89.8	$—	$—	$89.8
Interest rate cap	0.6	—	0.6	—
Liabilities:
Interest rate swap	$8.7	$—	$8.7	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and incremental insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$280.1	$157.3	$32.6	$—	$470.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	152.8	91.8	7.1	—	251.7
Selling, general and administrative	54.0	20.0	4.7	12.1	90.8
Depreciation and amortization	20.9	14.6	6.2	0.1	41.8

Total operating expenses	227.7	126.4	18.0	12.2	384.3

Operating profit (loss)	52.4	30.9	14.6	(12.2)	85.7
Interest expense	0.3	0.6	1.8	33.2	35.9
Other (income) expense, net	(0.2)	(0.2)	—	1.7	1.3
Intercompany expense (income)	10.5	9.6	(3.3)	(16.8)	—

Income (loss) before income taxes	41.8	20.9	16.1	(30.3)	48.5
Income taxes	15.2	7.9	6.2	(9.4)	19.9

Net income (loss)	$26.6	$13.0	$9.9	($20.9)	$28.6

Assets	$2,264.0	$1,195.7	$1,117.3	$76.7	$4,653.7

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$279.5	$139.0	$20.6	$—	$439.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	153.0	86.3	7.3	—	246.6
Selling, general and administrative	52.3	15.7	2.8	16.3	87.1
Depreciation and amortization	21.5	14.5	6.1	0.2	42.3

Total operating expenses	226.8	116.5	16.2	16.5	376.0

Operating profit (loss)	52.7	22.5	4.4	(16.5)	63.1
Interest expense	0.2	0.3	—	46.4	46.9
Other (income) expense, net	(1.2)	(1.0)	1.2	(5.2)	(6.2)
Intercompany expense (income)	9.7	10.6	(2.0)	(18.3)	—

Income (loss) before income taxes	44.0	12.6	5.2	(39.4)	22.4
Income taxes	17.2	5.1	1.6	(14.3)	9.6

Net income (loss)	$26.8	$7.5	$3.6	($25.1)	$12.8

Assets	$2,195.9	$1,150.6	$637.1	$255.7	$4,239.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$553.7	$316.1	$58.6	$—	$928.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	308.8	185.3	13.6	—	507.7
Selling, general and administrative	105.8	40.6	8.5	30.9	185.8
Depreciation and amortization	43.0	29.4	12.4	0.3	85.1

Total operating expenses	457.6	255.3	34.5	31.2	778.6

Operating profit (loss)	96.1	60.8	24.1	(31.2)	149.8
Interest expense	0.5	1.1	3.2	66.0	70.8
Other income, net	(0.2)	(0.6)	—	(0.8)	(1.6)
Loss on extinguishment of debt	—	—	—	25.3	25.3
Intercompany expense (income)	21.4	19.1	(5.5)	(35.0)	—

Income (loss) before income taxes	74.4	41.2	26.4	(86.7)	55.3
Income taxes	25.0	16.4	10.7	(33.5)	18.6

Net income (loss)	$49.4	$24.8	$15.7	($53.2)	$36.7

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$567.8	$277.0	$36.8	$—	$881.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	322.0	178.1	15.4	—	515.5
Selling, general and administrative	105.0	30.7	5.5	31.7	172.9
Depreciation and amortization	45.8	29.6	12.3	0.6	88.3

Total operating expenses	472.8	238.4	33.2	32.3	776.7

Operating profit (loss)	95.0	38.6	3.6	(32.3)	104.9
Interest expense (income)	0.3	0.6	—	92.6	93.5
Other (income) expense, net	(1.8)	(0.9)	1.2	(3.0)	(4.5)
Intercompany expense (income)	18.0	20.9	(3.8)	(35.1)	—

Income (loss) before income taxes	78.5	18.0	6.2	(86.8)	15.9
Income taxes	31.0	7.4	2.0	(33.8)	6.6

Net income (loss)	$47.5	$10.6	$4.2	($53.0)	$9.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $1.0 million and $1.1 million at June 30, 2010 and December 31, 2009. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology, or “Ecology” is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2010, IAAI began implementing a stormwater sampling plan to comply with Ecology source control requirements.

Note 13—Supplemental Guarantor Information

Our obligations related to our term loan, revolving credit facility, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$352.7	$117.3	$—	$470.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	209.4	42.3	—	251.7
Selling, general and administrative	(2.7)	81.3	12.2	—	90.8
Depreciation and amortization	—	36.0	5.8	—	41.8

Total operating expenses	(2.7)	326.7	60.3	—	384.3

Operating profit (loss)	2.7	26.0	57.0	—	85.7
Interest expense	18.4	14.3	3.2	—	35.9
Other (income) expense, net	—	1.6	(0.3)	—	1.3
Intercompany expense (income)	—	(4.9)	4.9	—	—

Income (loss) before income taxes	(15.7)	15.0	49.2	—	48.5
Income taxes	(7.0)	9.5	17.4	—	19.9

Net income (loss)	($8.7)	$5.5	$31.8	$—	$28.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$709.5	$218.9	$—	$928.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	424.9	82.8	—	507.7
Selling, general and administrative	0.5	160.8	24.5	—	185.8
Depreciation and amortization	—	73.4	11.7	—	85.1

Total operating expenses	0.5	659.1	119.0	—	778.6

Operating profit (loss)	(0.5)	50.4	99.9	—	149.8
Interest expense	35.9	28.2	6.7	—	70.8
Other income, net	—	(1.1)	(0.5)	—	(1.6)
Loss on extinguishment of debt	25.3	—	—	—	25.3
Intercompany expense (income)	—	(9.1)	9.1	—	—

Income (loss) before income taxes	(61.7)	32.4	84.6	—	55.3
Income taxes	(22.3)	10.7	30.2	—	18.6

Net income (loss)	($39.4)	$21.7	$54.4	$—	$36.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$255.8	$33.6	$—	$289.4
Restricted cash	—	3.6	4.7	—	8.3
Trade receivables, net of allowances	—	280.6	79.2	(13.7)	346.1
Finance receivables, net of allowances	—	9.1	103.8	—	112.9
Finance receivables securitized, net of allowances	—	—	571.2	—	571.2
Deferred income tax assets	1.6	41.0	—	—	42.6
Other current assets	1.0	41.3	4.1	—	46.4

Total current assets	2.6	631.4	796.6	(13.7)	1,416.9

Other assets
Investments in and advances to affiliates, net	2,648.9	172.8	68.0	(2,889.7)	—
Goodwill	—	1,524.5	3.8	—	1,528.3
Customer relationships, net of accumulated amortization	—	612.0	105.2	—	717.2
Other intangible assets, net of accumulated amortization	—	254.6	9.2	—	263.8
Unamortized debt issuance costs	48.3	—	—	—	48.3
Other assets	—	11.8	1.1	—	12.9

Total other assets	2,697.2	2,575.7	187.3	(2,889.7)	2,570.5
Property and equipment, net of accumulated depreciation	—	531.0	135.3	—	666.3

Total assets	$2,699.8	$3,738.1	$1,119.2	($2,903.4)	$4,653.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$376.0	$46.0	($13.7)	$408.3
Accrued employee benefits and compensation expenses	—	47.6	3.8	—	51.4
Accrued interest	11.4	—	0.2	—	11.6
Other accrued expenses	4.2	62.3	11.1	—	77.6
Income taxes payable	—	1.8	1.3	—	3.1
Obligations collateralized by finance receivables	—	—	473.4	—	473.4

Total current liabilities	15.6	487.7	535.8	(13.7)	1,025.4

Non-current liabilities
Investments by and advances from affiliates, net	117.8	—	—	(117.8)	—
Long-term debt	1,197.5	793.0	28.5	—	2,019.0
Deferred income tax liabilities	(5.4)	304.0	25.0	—	323.6
Other liabilities	17.9	86.0	5.8	—	109.7

Total non-current liabilities	1,327.8	1,183.0	59.3	(117.8)	2,452.3
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,356.4	2,067.4	524.1	(2,771.9)	1,176.0

Total liabilities and stockholders’ equity	$2,699.8	$3,738.1	$1,119.2	($2,903.4)	$4,653.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

June 30, 2010 (Unaudited)

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

June 30, 2010 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$270.4	($72.3)	$129.8	$—	$327.9

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.7	(593.6)	—	(589.9)
Acquisition of businesses, net of cash acquired	—	(2.6)	—	—	(2.6)
Purchases of property, equipment and computer software	—	(21.3)	(0.7)	—	(22.0)
Proceeds from sale of property, equipment and computer software	—	1.8	—	—	1.8
(Increase) decrease in restricted cash	—	0.1	0.9	—	1.0

Net cash (used by) provided by investing activities	—	(18.3)	(593.4)	—	(611.7)
Financing activities
Net increase (decrease) in book overdrafts	—	8.7	—	—	8.7
Net increase in obligations collateralized by finance receivables	—	—	473.4	—	473.4
Payments on long-term debt	(28.3)	—	—	—	(28.3)
Payment for early extinguishment of debt	(243.6)	—	—	—	(243.6)
Payments on capital leases	—	(2.1)	(0.2)	—	(2.3)
Issuance of common stock under stock plans	1.5	—	—	—	1.5

Net cash provided by (used by) financing activities	(270.4)	6.6	473.2	—	209.4
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	—	(84.0)	9.5	—	(74.5)
Cash and cash equivalents at beginning of period	—	339.8	24.1	—	363.9

Cash and cash equivalents at end of period	$—	$255.8	$33.6	$—	$289.4

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

•

The ADESA Auctions segment consisted primarily of a 62 whole car auction network in North America at June 30, 2010. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 157 sites in North America at June 30, 2010. The salvage auctions facilitate the redistribution of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2010, AFC conducted business through 88 branches in North America.

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for our management team, certain human resources, information technology and accounting costs, and incremental insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

Industry Trends

Whole Car

During the period from 1999 to 2009, despite fluctuations in economic conditions, new vehicle sales and “churn” (i.e., the rate of ownership transfer of vehicles in the used vehicle market), used vehicles sold in North America through whole car auctions per year have remained within the relatively narrow range of approximately 9 million to 10 million used vehicles per year. We estimate that the vehicle population in the United States has increased from 209.5 million units in 1999 to in excess of 248 million units in 2009 and therefore the used vehicle market, and hence the used vehicle auction industry, have an even larger “inventory” of potential transactions to draw from. A larger vehicle population may partially offset any short-term decreases in new vehicle sales, which we believe has resulted in vehicle auction volumes remaining fairly consistent over the last several years. However, according to the National Auto Auction Association (“NAAA”), whole car auction volume was down just over 8 percent for the six months ended June 30, 2010 compared with the same period in 2009. If this trend continues, we believe the number of used vehicles sold throughout the whole car auction industry will drop below 9 million units for the full year 2010. We believe that, despite challenging conditions in the overall economy and the automotive industry in 2008, 2009 and 2010 and the attendant fluctuations in new vehicle sales and “churn,” used vehicle auction volumes in North America in the foreseeable future will be within the range of approximately 8.5 million to 9.5 million used vehicles per year.

Salvage

During the period from 2006 through 2009, the North American salvage vehicle auction industry volumes have increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses steadily increased to over 14% in 2009 and remained near 14% at June 30, 2010. This trend, along with the historical level of miles driven and vehicles per household, has contributed to growth in salvage vehicle volumes over the last several years. For the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, we believe the salvage industry auction volumes were down slightly. To the extent this trend continues, it could have an impact on IAAI’s results of operations.

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

Despite the negative factors and trends impacting the automotive finance industry, AFC’s financial results improved in the second half of 2009 and in the first half of 2010. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the delinquency of the managed portfolio which was over 99 percent current at June 30, 2010. In addition, AFC’s managed portfolio of finance receivables grew approximately 45 percent from June 30, 2009 to $694.6 million at June 30, 2010. The average value of a vehicle on floorplan at AFC has increased over 15% from June 30, 2009 to June 30, 2010.

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

Sources of Revenues and Expenses

Our revenue is derived from auction fees and related services at our whole car and salvage auction facilities and dealer financing fees and interest income at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.

Prior to January 1, 2010, AFC’s net revenue consisted primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income was primarily comprised of the gain on sale of finance receivables sold, but also included servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. As a result of adopting the guidance, our consolidated statement of income no longer reflects securitization income, but instead reports interest and fee income, provision for credit losses and other income associated with our securitized finance receivables, in the same line items in our statement of income as non-securitized receivables. Interest expense associated with the related obligation is now recorded below operating profit as “Interest expense” in our consolidated statement of income. Additionally, we no longer record a gain on sale for securitization activity since finance receivables securitized no longer receive gain on sale treatment. The impact of the elimination of gain on sale treatment resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$280.1	$279.5
IAAI	157.3	139.0
AFC	32.6	20.6

Total revenues	470.0	439.1
Cost of services*	251.7	246.6

Gross profit*	218.3	192.5
Selling, general and administrative	90.8	87.1
Depreciation and amortization	41.8	42.3

Operating profit	85.7	63.1
Interest expense	35.9	46.9
Other (income) expense, net	1.3	(6.2)

Income before income taxes	48.5	22.4
Income taxes	19.9	9.6

Net income	$28.6	$12.8

Net income per share – basic and diluted	$0.21	$0.12

*	Exclusive of depreciation and amortization

For the three months ended June 30, 2010, we had revenue of $470.0 million, compared with revenue of $439.1 million for the three months ended June 30, 2009, an increase of 7%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $0.5 million, or 1%, to $41.8 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The decrease is representative of certain assets becoming fully depreciated as well as a decrease in capital spending compared to recent years.

Interest Expense

Interest expense decreased $11.0 million, or 23%, to $35.9 million for the three months ended June 30, 2010, compared with interest expense of $46.9 million for the three months ended June 30, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the 10% senior subordinated notes in January 2010 and a $28.3 million repayment on Term Loan B in February 2010. In addition, a lower interest rate environment has reduced interest expense for our non-hedged variable rate debt instruments. Partially offsetting the decreases was an increase in interest expense at AFC of $1.8 million that has resulted from the adoption of Accounting Standards Update 2009-16 in 2010. Prior to the adoption of this guidance, this expense was recorded as a reduction of AFC revenue.

Other (Income) Expense

Other expense was $1.3 million for the three months ended June 30, 2010, compared with other income of $6.2 million for the three months ended June 30, 2009, representing a change of $7.5 million. The change in other (income) expense was primarily representative of foreign currency transaction losses for the three months ended June 30, 2010 versus foreign currency transaction gains for the three months ended June 30, 2009.

Income Taxes

Our effective tax rate changed from 42.9% for the three months ended June 30, 2009 to 41.0% for the three months ended June 30, 2010. Without the effect of discrete items, our effective rates for the three months ended June 30, 2009 and June 30, 2010 would have been 45.0% and 42.6%, respectively. The change in the tax rate, without the effect of discrete items, was primarily attributable to the mix in pre-tax profits and losses of the Company’s business segments, lower state taxes and taxes on our international operations.

ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2010	2009
ADESA revenue	$280.1	$279.5
Cost of services*	152.8	153.0

Gross profit*	127.3	126.5
Selling, general and administrative	54.0	52.3
Depreciation and amortization	20.9	21.5

Operating profit	$52.4	$52.7

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA increased $0.6 million, or less than 1%, to $280.1 million for the three months ended June 30, 2010, compared with $279.5 million for the three months ended June 30, 2009. The increase in revenue was primarily a result of a 4% increase in revenue per vehicle sold to over $560 for the three months ended June 30, 2010, partially offset by a 3% decrease in the number of vehicles sold for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

The 4% increase in revenue per vehicle sold was primarily attributable to fluctuations in the Canadian exchange rate, which resulted in increased ADESA revenue of approximately $8.2 million. In addition, incremental fee income related to higher used vehicle values and selective fee increases resulted in increased ADESA revenue of approximately $2.0 million. Partially offsetting the impact of the Canadian exchange rate and the incremental fee income was a decrease in ancillary services such as shop services and other services, which resulted in decreased ADESA revenue of approximately $1.0 million.

The total number of used vehicles sold at ADESA decreased 3% for the three months ended June 30, 2010, compared with the three months ended June 30, 2009 and resulted in a decrease in ADESA revenue of approximately $8.6 million. The decrease in volume sold was attributable to same store volume decreases. For the second quarter of 2010, the NAAA reported that industry volumes declined just under 7% as compared with the second quarter of 2009.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 64.9% for the three months ended June 30, 2010 as compared with 67.4% for the three months ended June 30, 2009. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the three months ended June 30, 2010, dealer consignment vehicles represented more than 32% of used vehicles sold at ADESA, an increase from 29% for the three months ended June 30, 2009.

Gross Profit

For the three months ended June 30, 2010, gross profit for ADESA increased $0.8 million, or 1%, to $127.3 million. Gross profit for ADESA was 45.4% of revenue for the three months ended June 30, 2010 as compared with 45.3% of revenue for the three months ended June 30, 2009. The increase in gross profit as a percentage of revenue for the three months ended June 30, 2010, compared with the three months ended June 30, 2009 is representative of the increase in average revenue per vehicle sold for auction services and a decrease in lower margin ancillary services revenue as a result of the shift in mix toward more dealer consignment vehicles.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $1.7 million, or 3%, to $54.0 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009, primarily due to a $1.8 million increase in stock-based compensation expense, a $1.7 million increase in marketing costs, a $1.1 million increase related to fluctuations in the Canadian exchange rate and a $1.4 million increase in travel, supplies and other expenses. The increases in selling, general and administrative were partially offset by a $2.6 million decrease in incentive compensation expense and a $1.7 million decrease in professional fees.

IAAI Results

	Three Months Ended June 30,
(Dollars in millions)	2010	2009
IAAI revenue	$157.3	$139.0
Cost of services*	91.8	86.3

Gross profit*	65.5	52.7
Selling, general and administrative	20.0	15.7
Depreciation and amortization	14.6	14.5

Operating profit	$30.9	$22.5

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $18.3 million, or 13%, to $157.3 million for the three months ended June 30, 2010, compared with $139.0 million for the three months ended June 30, 2009. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction. For the three months ended June 30, 2010, total salvage vehicles sold declined less than 1%.

Gross Profit

For the three months ended June 30, 2010, gross profit at IAAI increased to $65.5 million, or 41.6% of revenue, compared with $52.7 million, or 37.9% of revenue for the three months ended June 30, 2009. The gross profit increase was primarily the result of the increase in revenue. Cost of services increased primarily as a result of increases in incentive compensation based on the performance of IAAI and increases in yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $4.3 million, or 27%, to $20.0 million for the three months ended June 30, 2010, compared with $15.7 million for the three months ended June 30, 2009. The increase in selling, general and administrative expenses was attributable to increases in incentive compensation based on the performance of IAAI and stock-based compensation expense, as well as increased spending on professional fees, travel and severance related to our process improvement initiative.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$9.4
Interest and fee income	33.6	11.2
Other revenue	0.4	0.1
Provision for credit losses	(1.4)	(0.1)

Total AFC revenue	32.6	20.6
Cost of services*	7.1	7.3

Gross profit*	25.5	13.3
Selling, general and administrative	4.7	2.8
Depreciation and amortization	6.2	6.1

Operating profit	$14.6	$4.4

Loan transactions	219,758	185,174
Revenue per loan transaction	$148	$111

*	Exclusive of depreciation and amortization

Revenue

For the three months ended June 30, 2010, AFC revenue increased $12.0 million, or 58%, to $32.6 million, compared with $20.6 million for the three months ended June 30, 2009. The increase in revenue was the result of a 33% increase in revenue per loan transaction for the three months ended June 30, 2010, compared with the same period in 2009 and a 19% increase in loan transactions to 219,758 for the three months ended June 30, 2010. In addition, managed receivables increased to $694.6 million at June 30, 2010 from $477.4 million at June 30, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $37, or 33%, primarily as a result of an increase in the average loan value, a decrease in credit losses for both loans held and sold and an increase related to the effect of a change in accounting which resulted in interest expense no longer being recorded as a reduction in revenue.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the revolving sale agreement for the three months ended June 30, 2010 was $1.8 million and is included as “Interest expense” on the consolidated statement of income. Interest expense related to the revolving sale agreement for the three months ended June 30, 2009 totaled $1.2 million and was reflected as a component of securitization income.

Gross Profit

For the three months ended June 30, 2010, gross profit for the AFC segment increased $12.2 million, or 92%, to $25.5 million, primarily as a result of a 58% increase in revenue and a 3% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in collection expenses and decreases in compensation and related employee benefit costs partially offset by an increase in incentive compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $1.9 million, or 68%, for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The increase was primarily the result of an increase in compensation and related employee benefit costs, an increase in incentive compensation expense and an increase in stock-based compensation expense.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2010	2009
Selling, general and administrative	$12.1	$16.3
Depreciation and amortization	0.1	0.2

Operating loss	($12.2)	($16.5)

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, selling, general and administrative expenses at the holding company decreased $4.2 million, or 26%, to $12.1 million, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value, a decrease in compensation and related employee benefits and a decrease in professional fees. These decreases were partially offset by increases in travel, telecom and other expenses.

Overview of Results of KAR Auction Services for the Six Months Ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$553.7	$567.8
IAAI	316.1	277.0
AFC	58.6	36.8

Total revenues	928.4	881.6
Cost of services*	507.7	515.5

Gross profit*	420.7	366.1
Selling, general and administrative	185.8	172.9
Depreciation and amortization	85.1	88.3

Operating profit	149.8	104.9
Interest expense	70.8	93.5
Other income, net	(1.6)	(4.5)
Loss on extinguishment of debt	25.3	—

Income before income taxes	55.3	15.9
Income taxes	18.6	6.6

Net income	$36.7	$9.3

Net income per share – basic and diluted	$0.27	$0.09

*	Exclusive of depreciation and amortization

For the six months ended June 30, 2010, we had revenue of $928.4 million, compared with revenue of $881.6 million for the six months ended June 30, 2009, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $3.2 million, or 4%, to $85.1 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The decrease is representative of certain assets becoming fully depreciated, as well as a decrease in capital spending compared to recent years.

Interest Expense

Interest expense decreased $22.7 million, or 24%, to $70.8 million for the six months ended June 30, 2010, compared with interest expense of $93.5 million for the six months ended June 30, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the 10% senior subordinated notes in January 2010 and a $28.3 million repayment on Term Loan B in February 2010. In addition, a lower interest rate environment has reduced interest expense for our non-hedged variable rate debt instruments. Partially offsetting the decreases was an increase in interest expense at AFC of $3.2 million that has resulted from the adoption of Accounting Standards Update 2009-16 in 2010. Prior to the adoption of this guidance, this expense was recorded as a reduction of AFC revenue.

Other (Income) Expense

Other income was $1.6 million for the six months ended June 30, 2010, compared with $4.5 million for the six months ended June 30, 2009, representing a decrease of $2.9 million. The change in other income was primarily representative of smaller foreign currency transaction gains for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Loss on Extinguishment of Debt

In connection with our initial public offering, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes tendered were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. In the first quarter of 2010 we recorded a $25.3 million pretax charge representative of the net premiums payable related to the repurchase of the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our 10% senior subordinated notes and certain expenses related to the tender offer.

Income Taxes

Our effective tax rate changed from 41.5% for the six months ended June 30, 2009 to 33.6% for the six months ended June 30, 2010. Without the effect of the discrete items, our effective rates for the six months ended June 30, 2009 and June 30, 2010 would have been 44.3% and 42.6%, respectively. The change in the tax rate, without the effect of discrete items, was primarily attributable to the mix in pre-tax profits and losses of the Company’s business segments, lower state taxes and taxes on our international operations.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
ADESA revenue	$553.7	$567.8
Cost of services*	308.8	322.0

Gross profit*	244.9	245.8
Selling, general and administrative	105.8	105.0
Depreciation and amortization	43.0	45.8

Operating profit	$96.1	$95.0

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $14.1 million, or 2%, to $553.7 million for the six months ended June 30, 2010, compared with $567.8 million for the six months ended June 30, 2009. The decrease in revenue was primarily a result of a 7% decrease in the number of vehicles sold, partially offset by a 4% increase in revenue per vehicle sold to over $560 for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

The 4% increase in revenue per vehicle sold was primarily attributable to fluctuations in the Canadian exchange rate, which resulted in increased ADESA revenue of approximately $17.9 million. In addition, incremental fee income related to higher used vehicle values and selective fee increases resulted in increased ADESA revenue of approximately $10.7 million. Partially offsetting the impact of the Canadian exchange rate and the incremental fee income was a decrease in ancillary services such as shop services and other services, which resulted in decreased ADESA revenue of approximately $7.9 million.

The total number of used vehicles sold at ADESA decreased 7% for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, and resulted in a decrease in ADESA revenue of approximately $34.8 million. The volume sold decrease was attributable to higher supplier inventory levels during the first six months of 2009 versus supplier inventory levels during the first six months of 2010. For the six months ended June 30, 2010, the NAAA reported that industry volumes declined just over 8% as compared with the six months ended June 30, 2009.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 66.7% for the six months ended June 30, 2010 as compared with 69.4% for the six months ended June 30, 2009. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the six months ended June 30, 2010, dealer consignment vehicles represented more than 31% of used vehicles sold at ADESA, an increase from 28% for the six months ended June 30, 2009.

Gross Profit

For the six months ended June 30, 2010, gross profit for ADESA decreased $0.9 million, or less than 1%, to $244.9 million. Gross profit for ADESA was 44.2% of revenue for the six months ended June 30, 2010, compared with 43.3% of revenue for the six months ended June 30, 2009. The increase in gross profit as a percentage of revenue for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, is representative of the increase in average revenue per vehicle sold for auction services and a decrease in lower margin ancillary services revenue as a result of the shift in mix toward more dealer consignment vehicles.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $0.8 million, or 1%, to $105.8 million for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, primarily due to a $3.5 million increase in stock-based compensation expense, a $2.6 million increase related to fluctuations in the Canadian exchange rate, a $2.4 million increase in marketing costs and a net $0.3 million in other costs. The increases in selling, general and administrative were partially offset by a $3.2 million decrease in professional fees, a $3.2 million decrease in incentive compensation expense and a $1.6 million decrease in salary and related benefits costs.

IAAI Results

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
IAAI revenue	$316.1	$277.0
Cost of services*	185.3	178.1

Gross profit*	130.8	98.9
Selling, general and administrative	40.6	30.7
Depreciation and amortization	29.4	29.6

Operating profit	$60.8	$38.6

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $39.1 million, or 14%, to $316.1 million for the six months ended June 30, 2010, compared with $277.0 million for the six months ended June 30, 2009. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction. For the six months ended June 30, 2010, total salvage vehicles sold were nearly flat.

Gross Profit

For the six months ended June 30, 2010, gross profit at IAAI increased to $130.8 million, or 41.4% of revenue, compared with $98.9 million, or 35.7% of revenue for the six months ended June 30, 2009. The gross profit increase was primarily the result of the increase in revenue. Cost of services increased primarily as a result of increases in incentive compensation based on the performance of IAAI and increases in wages, yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $9.9 million, or 32%, to $40.6 million for the six months ended June 30, 2010, compared with $30.7 million for the six months ended June 30, 2009. The increase in selling, general and administrative expenses was attributable to increases in incentive compensation based on the performance of IAAI and stock-based compensation expense, as well as increased spending on professional fees, travel and severance related to our process improvement initiative.

AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$14.3
Interest and fee income	63.2	23.0
Other revenue	0.3	0.1
Provision for credit losses	(4.9)	(0.6)

Total AFC revenue	58.6	36.8
Cost of services*	13.6	15.4

Gross profit*	45.0	21.4
Selling, general and administrative	8.5	5.5
Depreciation and amortization	12.4	12.3

Operating profit	$24.1	$3.6

Loan transactions	451,253	389,250
Revenue per loan transaction	$130	$95

*	Exclusive of depreciation and amortization

Revenue

For the six months ended June 30, 2010, AFC revenue increased $21.8 million, or 59%, to $58.6 million, compared with $36.8 million for the six months ended June 30, 2009. The increase in revenue was the result of a 37% increase in revenue per loan transaction for the six months ended June 30, 2010, compared with the same period in 2009 and a 16% increase in loan transactions to 451,253 for the six months ended June 30, 2010. In addition, managed receivables increased to $694.6 million at June 30, 2010 from $477.4 million at June 30, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $35, or 37%, primarily as a result of a decrease in credit losses for both loans held and sold, an increase in the average loan value and an increase in floorplan fee income, partially offset by a decrease in the average portfolio duration.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the revolving sale agreement for the six months ended June 30, 2010 was $3.2 million and is included as “Interest expense” on the consolidated statement of income. Interest expense related to the revolving sale agreement for the six months ended June 30, 2009 totaled $2.4 million and was reflected as a component of securitization income.

Gross Profit

For the six months ended June 30, 2010, gross profit for the AFC segment increased $23.6 million, or 110%, to $45.0 million primarily as a result of a 59% increase in revenue and a 12% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in collection expenses, compensation and related employee benefit costs and lot audit expenses, partially offset by an increase in incentive compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $3.0 million, or 55%, for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The increase was primarily the result of an increase in incentive compensation expense, an increase in compensation and related employee benefit costs, as well as an increase in stock-based compensation expense.

Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
Selling, general and administrative	$30.9	$31.7
Depreciation and amortization	0.3	0.6

Operating loss	($31.2)	($32.3)

Selling, General and Administrative Expenses

For the six months ended June 30, 2010, selling, general and administrative expenses at the holding company decreased $0.8 million, or 3%, to $30.9 million, primarily as a result of a decrease in professional fees, a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value and a decrease in compensation and related employee benefit costs. These decreases were partially offset by an increase in incentive compensation expense and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Cash and cash equivalents	$289.4	$363.9	264.1
Restricted cash	8.3	9.3	13.8
Working capital	391.5	299.5	388.0
Amounts available under credit facility*	250.0	250.0	300.0
Cash flow from operations	327.9		141.9

*	There were related outstanding letters of credit totaling approximately $32.7 million, $31.7 million and $31.3 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, which reduce the amount available for borrowings under our credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $245.5 million at June 30, 2010.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16.”

Credit Facilities

In 2007 we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan, pursuant to the terms and conditions of the Credit Agreement. The revolving credit facility was entered into for working capital and general corporate purposes. In 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, available borrowings under the revolving credit facility were reduced to $250 million and the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%. On June 30, 2010, $1,219.6 million was outstanding on the term loan and there were no borrowings on the revolving credit facility, although we did have related outstanding letters of credit in the aggregate amount of $32.7 million at June 30, 2010, which reduce the amount available for borrowings under our credit facility. In addition, our Canadian operations have a C$8 million line of credit which was undrawn as of June 30, 2010; however, there were related letters of credit outstanding totaling approximately C$1.8 million at June 30, 2010, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing our notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the credit facility at June 30, 2010.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA, as presented herein, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. They are not measurements of our financial performance under GAAP and should not be considered substitutes for net income (loss) or any other performance measures derived in accordance with GAAP or as substitutes for cash flow from operating activities as measures of our liquidity.

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBTIDA is EBITDA adjusted for the items of income and expense and expected incremental revenue and cost savings as described above in the discussion of certain restrictive loan covenants under “Credit Facilities.”

Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal internal measures of performance used by our creditors. In addition, management uses Adjusted EBITDA to evaluate our performance and to evaluate results relative to incentive compensation targets. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$26.6	$13.0	$9.9	($20.9)	$28.6
Add back:
Income taxes	15.2	7.9	6.2	(9.4)	19.9
Interest expense, net of interest income	0.3	0.6	1.8	33.2	35.9
Depreciation and amortization	20.9	14.6	6.2	0.1	41.8
Intercompany	10.5	9.6	(3.3)	(16.8)	—

EBITDA	73.5	45.7	20.8	(13.8)	126.2
Adjustments	3.3	4.6	(1.3)	(1.8)	4.8

Adjusted EBITDA	$76.8	$50.3	$19.5	($15.6)	$131.0

	Three Months Ended June 30, 2009
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$26.8	$7.5	$3.6	($25.1)	$12.8
Add back:
Income taxes	17.2	5.1	1.6	(14.3)	9.6
Interest expense, net of interest income	0.2	0.3	—	46.3	46.8
Depreciation and amortization	21.5	14.5	6.1	0.2	42.3
Intercompany	9.7	10.6	(2.0)	(18.3)	—

EBITDA	75.4	38.0	9.3	(11.2)	111.5
Adjustments	3.9	1.3	1.4	(3.0)	3.6

Adjusted EBITDA	$79.3	$39.3	$10.7	($14.2)	$115.1

	Six Months Ended June 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$49.4	$24.8	$15.7	($53.2)	$36.7
Add back:
Income taxes	25.0	16.4	10.7	(33.5)	18.6
Interest expense, net of interest income	0.5	1.1	3.2	66.0	70.8
Depreciation and amortization	43.0	29.4	12.4	0.3	85.1
Intercompany	21.4	19.1	(5.5)	(35.0)	—

EBITDA	139.3	90.8	36.5	(55.4)	211.2
Adjustments	7.3	8.3	0.7	23.6	39.9

Adjusted EBITDA	$146.6	$99.1	$37.2	($31.8)	$251.1

	Six Months Ended June 30, 2009
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$47.5	$10.6	$4.2	($53.0)	$9.3
Add back:
Income taxes	31.0	7.4	2.0	(33.8)	6.6
Interest expense, net of interest income	0.2	0.6	—	92.4	93.2
Depreciation and amortization	45.8	29.6	12.3	0.6	88.3
Intercompany	18.0	20.9	(3.8)	(35.1)	—

EBITDA	142.5	69.1	14.7	(28.9)	197.4
Adjustments	10.4	2.8	1.6	—	14.8

Adjusted EBITDA	$152.9	$71.9	$16.3	($28.9)	$212.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2010
(Dollars in millions)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net income	$8.6	$5.3	$8.1	$28.6	$50.6
Add back:
Income taxes	4.4	0.1	(1.3)	19.9	23.1
Interest expense, net of interest income	39.3	39.7	34.9	35.9	149.8
Depreciation and amortization	41.6	42.5	43.3	41.8	169.2

EBITDA	93.9	87.6	85.0	126.2	392.7
Nonrecurring charges	5.0	2.0	21.1	3.0	31.1
Noncash charges	14.2	(1.3)	12.6	3.6	29.1
Advisory services	0.9	11.4	—	—	12.3
AFC interest expense	—	—	(1.4)	(1.8)	(3.2)
Accounting change	—	—	2.8	—	2.8

Adjusted EBITDA	$114.0	$99.7	$120.1	$131.0	$464.8

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
Net cash provided by (used for):
Operating activities	$327.9	$141.9
Investing activities	(611.7)	(30.3)
Financing activities	209.4	(6.1)
Effect of exchange rate on cash	(0.1)	0.2

Net increase (decrease) in cash and cash equivalents	($74.5)	$105.7

Cash flow from operating activities was $327.9 million for the six months ended June 30, 2010, compared with $141.9 million for the six months ended June 30, 2009. The increase in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale, which resulted from the adoption of Accounting Standards Update (“ASU”) 2009-16. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet.

Net cash used for investing activities was $611.7 million for the six months ended June 30, 2010, compared with $30.3 million for the six months ended June 30, 2009. The increase in net cash used for investing activities was primarily the result of the net increase in finance receivables held for investment which resulted from the adoption of ASU 2009-16 as discussed above. In addition, we spent $5.4 million less for capital items in the first six months of 2010 compared with the first six months of 2009. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $209.4 million for the six months ended June 30, 2010, compared with net cash used by financing activities of $6.1 million for the six months ended June 30, 2009. The increase in cash provided by financing activities was primarily attributable to the $473.4 million increase in obligations collateralized by finance receivables which resulted from the application of ASU 2009-16 as discussed above. The increase in obligations collateralized by finance receivables was partially offset by an increase in payments on long-term debt, including a payment for the early extinguishment of debt and a related prepayment penalty totaling $271.9 million.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2010 and the year ended December 31, 2009 approximated $22.0 million and $65.6 million. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2010 with approximately $50 million of this amount related to maintenance capital expenditures and the remainder attributable to growth initiatives. Anticipated expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility in undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million for U.S. finance receivables at June 30, 2010.

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

ASU 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $473.4 million at June 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

At June 30, 2010, AFC managed total finance receivables of $694.6 million. At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million at December 31, 2009. Finance receivables include $24.6 million classified as held for sale, which are recorded at lower of cost or fair value, and $131.6 million classified as held for investment at December 31, 2009. Finance receivables classified as held for investment include $25.7 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009. The face amount of these receivables was $27.5 million at December 31, 2009.

AFC’s allowance for losses of $10.5 million and $5.9 million at June 30, 2010 and December 31, 2009 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair market value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 or 3 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of June 30, 2010, $685.0 million of finance receivables and a cash reserve of 1 or 3 percent of finance receivables securitized serve as security for the $473.4 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At June 30, 2010, we were in compliance with the covenants in the securitization agreement.

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

New Accounting Standards

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $473.4 million at June 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

In February 2010, the FASB issued new guidance (Accounting Standards Update 2010-06) on fair value measurements. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, requires disclosure of details of significant transfers in and out of Level 1 and Level 2 measurements and reasons for the transfers. In addition, a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances and settlements is required. The new guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, with the exception for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.7 million and $3.6 million for the three and six months ended June 30, 2010. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first six months of 2010 or 2009.

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

The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank and represent the estimated amounts we would receive or pay to terminate the agreements at the reporting date. At June 30, 2010 and December 31, 2009, respectively, the fair value of the interest rate swap was a $17.9 million unrealized loss and an $8.7 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at June 30, 2010 and December 31, 2009, respectively, the fair value of the interest rate cap was a less than $0.1 million asset and a $0.6 million asset recorded in “Other assets” on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At June 30, 2010, there was a net unrealized loss totaling $11.5 million, net of tax benefits of $7.0 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and six months ended June 30, 2010 would have resulted in an increase in interest expense of approximately $1.8 million and $3.6 million, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology, or “Ecology” is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI and the owner and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2010, IAAI began implementing a stormwater sampling plan to comply with Ecology source control requirements.

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

KAR Auction Services, Inc.
(Registrant)

Date: August 4, 2010	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the “Floating Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Indenture, dated April 20, 2007 (the “Fixed Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/2008

4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/2008

4.4	Form of Common Stock Certificate	S-1/A	333-161907	4.15	12/10/2009

10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	7/2/2009

10.2^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR	S-1/A	333-158666	10.2	7/2/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
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

10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/2008

10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/2008

10.5	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.6*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	7/2/2009

10.7*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.8*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.9*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008

10.10*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	7/2/2009

10.11*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.12*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.13*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008

10.14*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008

10.15*	Letter Agreement dated as of December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), AFC and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.16*	2007 Incentive Plan Executive Management of Insurance Auto Auctions, Inc.	S-4	333-148847	10.21	1/25/2008

10.17*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.18^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.19	Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009

10.20	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	7/2/2009

10.21	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.22	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007.	S-4	333-148847	10.26	1/25/2008

10.23*	2007 Annual Incentive Program for KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-4	333-148847	10.27	1/25/2008

10.24	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/2008

10.25*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.26*	Amendment to Thomas C. O’Brien Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.27*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

10.28^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.29	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.33	1/25/2008

10.30	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.34	1/25/2008

10.31^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.35	1/25/2008

10.32^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	7/2/2009

10.33*	2008 Annual Incentive Program for KAR Auction Services, Inc.	POS AM	333-149137	10.37	8/1/2008

10.34*	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008

10.35^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010

10.36	First Amendment to Credit Agreement, dated as of June 10, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, and the lenders and other parties signatory thereto	8-K	333-148847	10.1	6/11/2009

10.37	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.38	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008
10.39	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.40	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.41	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.42	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.43	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008

10.44	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.45	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.46	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.47	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.48	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.49	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.50	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.51	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008

10.52	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.53	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.54	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.55^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009

10.56	Second Amendment, dated October 23, 2009, to Credit Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, KAR Holdings II, LLC, as guarantor, the several lenders from time to time parties thereto, and the other parties named therein	8-K	333-148847	10.1	10/28/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.57	Form of Director Designation Agreement	S-1/A	333-161907	10.61	11/30/2009

10.58*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.59*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.60*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated as of March 31, 2010					X

10.61*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated as of April 1, 2010					X

10.62*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009					X

10.63*	Form of Director Restricted Share Agreement					X

10.64*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.65*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.