Form 10-Q
period 2010-09-30
KAR Auction Services, Inc.
filed 2010-11-04
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 135,342,344 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues
ADESA Auction Services	$267.4	$270.8	$821.1	$838.6
IAAI Salvage Services	142.3	135.5	458.4	412.5
AFC	35.6	23.8	94.2	60.6

Total operating revenues	445.3	430.1	1,373.7	1,311.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	241.6	239.6	749.3	755.1
Selling, general and administrative	90.4	101.4	276.2	274.3
Depreciation and amortization	42.2	41.6	127.3	129.9

Total operating expenses	374.2	382.6	1,152.8	1,159.3

Operating profit	71.1	47.5	220.9	152.4
Interest expense	35.5	39.3	106.3	132.8
Other (income) expense, net	(1.1)	(4.8)	(2.7)	(9.3)
Loss on extinguishment of debt	—	—	25.3	—

Income before income taxes	36.7	13.0	92.0	28.9
Income taxes	11.1	4.4	29.7	11.0

Net income	$25.6	$8.6	$62.3	$17.9

Net income per share – basic and diluted	$0.19	$0.08	$0.46	$0.17

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$379.8	$363.9
Restricted cash	6.1	9.3
Trade receivables, net of allowances of $6.5 and $6.9	356.0	250.4
Finance receivables, net of allowances	120.4	150.3
Finance receivables securitized, net of allowances	584.4	—
Retained interests in finance receivables sold	—	89.8
Deferred income tax assets	42.6	37.3
Other current assets	41.0	40.9

Total current assets	1,530.3	941.9

Other assets
Goodwill	1,528.5	1,528.1
Customer relationships, net of accumulated amortization of $235.5 and $182.7	703.5	753.3
Other intangible assets, net of accumulated amortization of $87.7 and $62.9	262.9	266.8
Unamortized debt issuance costs	45.0	61.6
Other assets	12.2	16.4

Total other assets	2,552.1	2,626.2
Property and equipment, net of accumulated depreciation of $282.5 and $233.4	666.7	683.2

Total assets	$4,749.1	$4,251.3

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$434.1	$262.7
Accrued employee benefits and compensation expenses	49.6	56.4
Accrued interest	26.1	14.8
Other accrued expenses	82.7	80.2
Income taxes payable	—	2.7
Obligations collateralized by finance receivables	479.0	—
Current maturities of long-term debt	—	225.6

Total current liabilities	1,071.5	642.4

Non-current liabilities
Long-term debt	2,019.0	2,047.3
Deferred income tax liabilities	327.8	328.2
Other liabilities	112.0	91.9

Total non-current liabilities	2,458.8	2,467.4
Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2010: 135,339,008
December 31, 2009: 134,509,710	1.4	1.4
Additional paid-in capital	1,373.5	1,355.2
Retained deficit	(172.2)	(234.5)
Accumulated other comprehensive income	16.1	19.4

Total stockholders’ equity	1,218.8	1,141.5

Total liabilities and stockholders’ equity	$4,749.1	$4,251.3

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	134.5	$1.4	$1,355.2	($234.5)	$19.4	$1,141.5
Comprehensive income:
Net income		—	—	62.3	—	62.3
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate derivatives		—	—	—	(7.0)	(7.0)
Foreign currency translation		—	—	—	3.7	3.7

Comprehensive income		—	—	62.3	(3.3)	59.0
Issuance of common stock under stock plans	0.8	—	3.7	—	—	3.7
Stock-based compensation expense		—	12.4	—	—	12.4
Excess tax benefits from stock-based compensation		—	2.2	—	—	2.2

Balance at September 30, 2010	135.3	$1.4	$1,373.5	($172.2)	$16.1	$1,218.8

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$62.3	$17.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.3	129.9
Provision for credit losses	8.3	2.3
Deferred income taxes	2.7	(8.5)
Amortization of debt issuance costs	10.3	10.0
Stock-based compensation	12.4	15.7
Loss on disposal of fixed assets	0.2	1.1
Loss on extinguishment of debt	25.3	—
Other non-cash, net	9.8	8.3
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	50.2	23.0
Retained interests in finance receivables sold	89.8	(34.5)
Trade receivables and other assets	(109.4)	(33.0)
Accounts payable and accrued expenses	128.8	106.9

Net cash provided by operating activities	418.0	239.1

Investing activities
Net increase in finance receivables held for investment	(609.4)	(2.8)
Acquisition of businesses and related contingent payments, net of cash acquired	(2.7)	(4.1)
Purchases of property, equipment and computer software	(41.9)	(40.8)
Purchases of other intangibles	(0.5)	—
Proceeds from the sale of property and equipment	2.0	0.3
Decrease in restricted cash	3.2	7.1

Net cash used by investing activities	(649.3)	(40.3)

Financing activities
Net increase in book overdrafts	37.3	30.8
Net decrease in borrowings from lines of credit	—	(4.5)
Payments for debt issuance costs	—	(0.3)
Net increase in obligations collateralized by finance receivables	479.0	—
Payments on long-term debt	(28.3)	—
Payment for early extinguishment of debt	(243.6)	—
Payments on capital leases	(3.4)	(2.2)
Initial net investment for interest rate cap	—	(1.3)
Issuance of common stock under stock plans	3.7	—
Excess tax benefits from stock-based compensation	2.2	—

Net cash provided by financing activities	246.9	22.5
Effect of exchange rate changes on cash	0.3	1.1

Net increase in cash and cash equivalents	15.9	222.4
Cash and cash equivalents at beginning of period	363.9	158.4

Cash and cash equivalents at end of period	$379.8	$380.8

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

September 30, 2010 (Unaudited)

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

•

“Axle LLC” refers to Axle Holdings II, LLC, which is owned by affiliates of certain of the Equity Sponsors (Kelso & Company and Parthenon), certain members or former members of IAAI management and certain co-investors in connection with the acquisition of IAAI in 2005. Axle LLC is the former ultimate parent company of IAAI and is a holder of common equity interests in KAR LLC;

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

Nature of operations

As of November 4, 2010, we have a network of 70 ADESA whole car auctions and 158 IAAI salvage vehicle auctions which facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle redistribution services for the automotive industry in North America. Redistribution services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

Note 2—Accounting Change as a Result of the Adoption of Accounting Standards Update 2009-16

In December 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance, which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $479.0 million at September 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010. See Note 6 for additional information.

Note 3—New Accounting Standards

In July 2010, the FASB issued new guidance (Accounting Standards Update 2010-20) on the credit quality of financing receivables and the allowance for credit losses. The new guidance, which amends ASC 310, Receivables, requires further disaggregated disclosures that improve financial statement users understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new guidance is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the guidance pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As ASU 2010-20 only applies to financial statement disclosures, it will not have a material impact on the consolidated financial statements.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Note 4—Stock-Based Compensation Plans

We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (“Omnibus Plan”) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On March 1, 2010, we granted approximately 0.3 million service options and 0.7 million exit options with an exercise price of $13.46 per share under the Omnibus Plan. In addition, approximately 0.1 million service options have been granted since March 1, 2010 with exercise prices ranging from $12.10 to $14.86. The options have a ten year life. The service options vest in four equal annual installments, commencing on the first anniversary of the grant date. The exit options vest as follows:

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

Our stock-based compensation expense includes expenses associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC operating unit awards and Axle LLC operating unit awards. We have classified the KAR LLC and Axle LLC operating units as liability awards. We have classified the KAR Auction Services, Inc. service and exit options as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.

The compensation cost that was charged against income for all stock-based compensation plans was $5.1 million and $12.4 million for the three and nine months ended September 30, 2010, respectively, and the total income tax benefit recognized in the Consolidated Statement of Income for options was approximately $1.6 million and $4.8 million for the three and nine months ended September 30, 2010, respectively. The compensation cost that was charged against income for all stock-based compensation plans was $14.8 million and $15.7 million for the three and nine months ended September 30, 2009, respectively, and the total income tax benefit recognized in the Consolidated Statement of Income for options was approximately $2.4 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. We did not capitalize any stock-based compensation cost in the nine months ended September 30, 2010 or 2009.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

KAR Auction Services, Inc. Employee Stock Purchase Plan

Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan (“ESPP”) in December 2009 and the ESPP was implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at September 30, 2010, 964,720 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant’s combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.

Note 5—Net Income Per Share

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$25.6	$8.6	$62.3	$17.9

Weighted average common shares outstanding	135.0	106.9	134.7	106.9
Effect of dilutive stock options	1.0	—	1.0	—

Weighted average common shares outstanding and potential common shares	136.0	106.9	135.7	106.9

Net income per share—basic and diluted	$0.19	$0.08	$0.46	$0.17

Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 1.6 million and 0.6 million options were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2010. Total options outstanding at September 30, 2010 and 2009 were 9.3 million and 9.2 million.

Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million for U.S. finance receivables at September 30, 2010.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $479.0 million at September 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

The following tables present quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2010		Net Credit Losses Three Months Ended September 30, 2010	Net Credit Losses Nine Months Ended September 30, 2010
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$706.2	$2.5	$1.5	$6.0
Special purpose loans	8.8	2.8	—	—

Total receivables managed	$715.0	$5.3	$1.5	$6.0

	December 31, 2009		Net Credit Losses Three Months Ended September 30, 2009	Net Credit Losses Nine Months Ended September 30, 2009
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$145.9	$1.6	$1.1	$2.1
Special purpose loans	10.3	3.4	—	—

Finance receivables held	$156.2	$5.0	$1.1	$2.1

Receivables sold	367.0
Retained interests in finance receivables sold	89.8

Total receivables managed	$613.0

The net credit losses for receivables sold approximated $3.4 million and $21.5 million for the three and nine months ended September 30, 2009.

At September 30, 2010, AFC managed total finance receivables of $715.0 million. At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million at December 31, 2009. Finance

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

receivables include $24.6 million classified as held for sale, which are recorded at lower of cost or fair value, and $131.6 million classified as held for investment at December 31, 2009. Finance receivables classified as held for investment include $25.7 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009. The face amount of these receivables was $27.5 million at December 31, 2009.

AFC’s allowance for losses of $10.2 million and $5.9 million at September 30, 2010 and December 31, 2009 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair market value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of September 30, 2010, $705.4 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $479.0 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At September 30, 2010, we were in compliance with the covenants in the securitization agreements.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Nine Months Ended September 30,
	2010	2009
Proceeds from sales of finance receivables	N/A	$2,313.6
Servicing fees received	N/A	$7.5
Proceeds received on retained interests in finance receivables sold	$89.8	$59.1

Our retained interests in finance receivables sold, including a nominal interest only strip, amounted to $89.8 million at December 31, 2009. Sensitivities associated with our retained interests were insignificant at all periods presented due to the short-term nature of the asset.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Note 7—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	September 30, 2010	December 31, 2009
Term Loan B	LIBOR + 2.75%	October 19, 2013	$1,219.6	$1,247.9
$250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 1, 2014	150.0	150.0
Senior notes	8.75%	May 1, 2014	450.0	450.0
Senior subordinated notes	10%	May 1, 2015	199.4	425.0
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			2,019.0	2,272.9
Less current portion of long-term debt			—	225.6

Long-term debt			$2,019.0	$2,047.3

Credit Facilities

In 2007, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. In 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, available borrowings under the revolving credit facility were reduced to $250 million and the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%. There were no borrowings under the revolving credit facility at September 30, 2010 or December 31, 2009, although we had related outstanding letters of credit in the aggregate amount of $33.7 million and $31.7 million at September 30, 2010 and December 31, 2009, respectively, which reduce the amount available for borrowings under our credit facility.

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

The terms of the Credit Agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement also includes covenants that, among other things, limit or restrict us and our subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at September 30, 2010. We were in compliance with the covenants in the credit facility at September 30, 2010.

Senior Notes

In 2007, we issued $450.0 million of 8.75% senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

Fair Value of Debt

As of September 30, 2010, the estimated fair value of our long-term debt amounted to $2,001.5 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of September 30, 2010. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, we have designated our interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$650 million notional interest rate swap	Other assets	$—	Other assets	$—	Other accrued expenses	$20.0	Other accrued expenses	$8.7

$250 million notional interest rate cap	Other current assets	$—	Other assets	$0.6	Other accrued expenses	$—	Other accrued expenses	$—

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2010 or 2009. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At September 30, 2010, there was a net unrealized loss totaling $12.7 million, net of tax benefits of $7.8 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
$800 million notional interest rate swap	N/A	N/A	Interest expense	N/A	N/A
$650 million notional interest rate swap	($2.1)	($5.9)	Interest expense	($3.1)	($3.2)
$250 million notional interest rate cap	$0.1	($0.3)	N/A	$—	$—

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
$800 million notional interest rate swap	N/A	$16.3	Interest expense	N/A	($16.1)
$650 million notional interest rate swap	($11.2)	($9.7)	Interest expense	($9.4)	($3.2)
$250 million notional interest rate cap	($0.1)	($0.3)	N/A	$—	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Note 9—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$25.6	$8.6	$62.3	$17.9
Other comprehensive income (loss), net of tax
Foreign currency translation gain	8.6	21.2	3.7	31.4
Unrealized gain (loss) on interest rate derivatives	(1.2)	(3.9)	(7.0)	4.1

Comprehensive income	$33.0	$25.9	$59.0	$53.4

The composition of “Accumulated other comprehensive income” at September 30, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $12.7 million, a $0.3 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $28.5 million. The composition of “Accumulated other comprehensive income” at December 31, 2009, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $5.7 million, a $0.3 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $24.8 million.

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

September 30, 2010 (Unaudited)

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$20.0	$—	$20.0	$—

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$89.8	$—	$—	$89.8
Interest rate cap	0.6	—	0.6	—
Liabilities:
Interest rate swap	$8.7	$—	$8.7	$—

Retained Interest—The fair value of the retained interest in finance receivables sold prior to January 1, 2010 was based upon our estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate. The recorded fair value, however, required significant management judgment or estimation and may not necessarily have represented what we would have received in an actual sale of the receivables.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$267.4	$142.3	$35.6	$—	$445.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	147.7	86.6	7.3	—	241.6
Selling, general and administrative	52.2	17.9	5.0	15.3	90.4
Depreciation and amortization	21.6	14.3	6.2	0.1	42.2

Total operating expenses	221.5	118.8	18.5	15.4	374.2

Operating profit (loss)	45.9	23.5	17.1	(15.4)	71.1
Interest expense	0.3	0.6	1.9	32.7	35.5
Other (income) expense, net	(0.3)	(0.2)	—	(0.6)	(1.1)
Intercompany expense (income)	9.6	9.5	(3.0)	(16.1)	—

Income (loss) before income taxes	36.3	13.6	18.2	(31.4)	36.7
Income taxes	13.7	5.1	6.7	(14.4)	11.1

Net income (loss)	$22.6	$8.5	$11.5	($17.0)	$25.6

Assets	$2,233.9	$1,199.1	$1,168.7	$147.4	$4,749.1

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$270.8	$135.5	$23.8	$—	$430.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	146.1	86.4	7.1	—	239.6
Selling, general and administrative	52.2	21.4	2.6	25.2	101.4
Depreciation and amortization	21.0	14.3	6.1	0.2	41.6

Total operating expenses	219.3	122.1	15.8	25.4	382.6

Operating profit (loss)	51.5	13.4	8.0	(25.4)	47.5
Interest expense	0.2	0.4	—	38.7	39.3
Other (income) expense, net	(0.2)	(0.3)	—	(4.3)	(4.8)
Intercompany expense (income)	9.1	10.9	(1.6)	(18.4)	—

Income (loss) before income taxes	42.4	2.4	9.6	(41.4)	13.0
Income taxes	12.7	1.0	3.7	(13.0)	4.4

Net income (loss)	$29.7	$1.4	$5.9	($28.4)	$8.6

Assets	$2,130.2	$1,170.6	$651.3	$382.4	$4,334.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$821.1	$458.4	$94.2	$—	$1,373.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	456.5	271.9	20.9	—	749.3
Selling, general and administrative	158.0	58.5	13.5	46.2	276.2
Depreciation and amortization	64.6	43.7	18.6	0.4	127.3

Total operating expenses	679.1	374.1	53.0	46.6	1,152.8

Operating profit (loss)	142.0	84.3	41.2	(46.6)	220.9
Interest expense	0.8	1.7	5.1	98.7	106.3
Other income, net	(0.5)	(0.8)	—	(1.4)	(2.7)
Loss on extinguishment of debt	—	—	—	25.3	25.3
Intercompany expense (income)	31.0	28.6	(8.5)	(51.1)	—

Income (loss) before income taxes	110.7	54.8	44.6	(118.1)	92.0
Income taxes	38.7	21.5	17.4	(47.9)	29.7

Net income (loss)	$72.0	$33.3	$27.2	($70.2)	$62.3

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$838.6	$412.5	$60.6	$—	$1,311.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	468.1	264.5	22.5	—	755.1
Selling, general and administrative	157.2	52.1	8.1	56.9	274.3
Depreciation and amortization	66.8	43.9	18.4	0.8	129.9

Total operating expenses	692.1	360.5	49.0	57.7	1,159.3

Operating profit (loss)	146.5	52.0	11.6	(57.7)	152.4
Interest expense (income)	0.5	1.0	—	131.3	132.8
Other (income) expense, net	(2.0)	(1.2)	1.2	(7.3)	(9.3)
Intercompany expense (income)	27.1	31.8	(5.4)	(53.5)	—

Income (loss) before income taxes	120.9	20.4	15.8	(128.2)	28.9
Income taxes	43.7	8.4	5.7	(46.8)	11.0

Net income (loss)	$77.2	$12.0	$10.1	($81.4)	$17.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $0.8 million and $1.1 million at September 30, 2010 and December 31, 2009. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

September 30, 2010 (Unaudited)

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

Note 13—Subsequent Event

In November 2010, ADESA completed the purchase of certain assets of six used vehicle auctions from The Premier Auction Group (“PAG”). The six locations include: Bay City, Michigan; Clare, Michigan; Fall Branch, Tennessee; Montpelier, Ohio; Las Vegas, Nevada; and Lomira, Wisconsin. The acquisition expands our footprint in Michigan, Tennessee, Ohio, Wisconsin and Nevada. Financial results for these site acquisitions will be included in our consolidated financial statements from the date of acquisition. The purchase price allocations for each auction will occur in the fourth quarter ending December 31, 2010.

Note 14—Supplemental Guarantor Information

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

September 30, 2010 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$338.3	$107.0	$—	$445.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	205.2	36.4	—	241.6
Selling, general and administrative	1.5	77.0	11.9	—	90.4
Depreciation and amortization	—	36.4	5.8	—	42.2

Total operating expenses	1.5	318.6	54.1	—	374.2

Operating profit (loss)	(1.5)	19.7	52.9	—	71.1
Interest expense	17.6	15.0	2.9	—	35.5
Other (income) expense, net	—	(1.0)	(0.1)	—	(1.1)
Intercompany expense (income)	—	(4.5)	4.5	—	—

Income (loss) before income taxes	(19.1)	10.2	45.6	—	36.7
Income taxes	(8.8)	3.9	16.0	—	11.1

Net income (loss)	($10.3)	$6.3	$29.6	$—	$25.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

September 30, 2010 (Unaudited)

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,047.8	$325.9	$—	$1,373.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	630.1	119.2	—	749.3
Selling, general and administrative	1.9	237.9	36.4	—	276.2
Depreciation and amortization	—	109.8	17.5	—	127.3

Total operating expenses	1.9	977.8	173.1	—	1,152.8

Operating profit (loss)	(1.9)	70.0	152.8	—	220.9
Interest expense	53.5	43.2	9.6	—	106.3
Other income, net	—	(2.1)	(0.6)	—	(2.7)
Loss on extinguishment of debt	25.3	—	—	—	25.3
Intercompany expense (income)	—	(13.6)	13.6	—	—

Income (loss) before income taxes	(80.7)	42.5	130.2	—	92.0
Income taxes	(31.1)	14.6	46.2	—	29.7

Net income (loss)	($49.6)	$27.9	$84.0	$—	$62.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$345.7	$34.1	$—	$379.8
Restricted cash	—	—	6.1	—	6.1
Trade receivables, net of allowances	—	284.7	85.9	(14.6)	356.0
Finance receivables, net of allowances	—	9.3	111.1	—	120.4
Finance receivables securitized, net of allowances	—	—	584.4	—	584.4
Deferred income tax assets	1.6	41.0	—	—	42.6
Other current assets	0.5	36.6	3.9	—	41.0

Total current assets	2.1	717.3	825.5	(14.6)	1,530.3

Other assets
Investments in and advances to affiliates, net	2,639.8	158.4	68.9	(2,867.1)	—
Goodwill	—	1,524.6	3.9	—	1,528.5
Customer relationships, net of accumulated amortization	—	597.0	106.5	—	703.5
Other intangible assets, net of accumulated amortization	—	254.1	8.8	—	262.9
Unamortized debt issuance costs	45.0	—	—	—	45.0
Other assets	—	11.2	1.0	—	12.2

Total other assets	2,684.8	2,545.3	189.1	(2,867.1)	2,552.1
Property and equipment, net of accumulated depreciation	—	528.7	138.0	—	666.7

Total assets	$2,686.9	$3,791.3	$1,152.6	($2,881.7)	$4,749.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$385.4	$63.3	($14.6)	$434.1
Accrued employee benefits and compensation expenses	—	45.5	4.1	—	49.6
Accrued interest	26.0	—	0.1	—	26.1
Other accrued expenses	5.3	65.4	12.0	—	82.7
Obligations collateralized by finance receivables	—	—	479.0	—	479.0

Total current liabilities	31.3	496.3	558.5	(14.6)	1,071.5

Non-current liabilities
Investments by and advances from affiliates, net	95.2	—	—	(95.2)	—
Long-term debt	1,197.5	821.5	—	—	2,019.0
Deferred income tax liabilities	(6.2)	307.6	26.4	—	327.8
Other liabilities	20.0	85.9	6.1	—	112.0

Total non-current liabilities	1,306.5	1,215.0	32.5	(95.2)	2,458.8
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,349.1	2,080.0	561.6	(2,771.9)	1,218.8

Total liabilities and stockholders’ equity	$2,686.9	$3,791.3	$1,152.6	($2,881.7)	$4,749.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

September 30, 2010 (Unaudited)

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

September 30, 2010 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash provided by operating activities	$268.2	$8.2	$141.6	$—	$418.0

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.6	(613.0)	—	(609.4)
Acquisition of businesses, net of cash acquired	—	(2.7)	—	—	(2.7)
Purchases of property, equipment and computer software	—	(40.7)	(1.2)	—	(41.9)
Purchases of other intangibles	—	(0.5)	—	—	(0.5)
Proceeds from sale of property, equipment and computer software	—	2.0	—	—	2.0
(Increase) decrease in restricted cash	—	3.7	(0.5)	—	3.2

Net cash used by investing activities	—	(34.6)	(614.7)	—	(649.3)
Financing activities
Net increase (decrease) in book overdrafts	—	33.2	4.1	—	37.3
Net increase in obligations collateralized by finance receivables	—	—	479.0	—	479.0
Payments on long-term debt	(28.3)	—	—	—	(28.3)
Payment for early extinguishment of debt	(243.6)	—	—	—	(243.6)
Payments on capital leases	—	(3.1)	(0.3)	—	(3.4)
Issuance of common stock under stock plans	3.7	—	—	—	3.7
Excess tax benefits from stock-based compensation	—	2.2	—	—	2.2

Net cash provided by (used by) financing activities	(268.2)	32.3	482.8	—	246.9
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	5.9	10.0	—	15.9
Cash and cash equivalents at beginning of period	—	339.8	24.1	—	363.9

Cash and cash equivalents at end of period	$—	$345.7	$34.1	$—	$379.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

•

The ADESA Auctions segment consisted primarily of a 70 whole car auction network in North America at November 4, 2010. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 158 sites in North America at November 4, 2010. The salvage auctions facilitate the redistribution of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At November 4, 2010, AFC conducted business through 88 branches in North America.

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

Industry Trends

Whole Car

During the period from 1999 to 2009, despite fluctuations in economic conditions, new vehicle sales and “churn” (i.e., the rate of ownership transfer of vehicles in the used vehicle market), used vehicles sold in North America through whole car auctions per year have remained within the relatively narrow range of approximately 9 million to 10 million used vehicles per year. We estimate that the vehicle population in the United States has increased from 209.5 million units in 1999 to in excess of 248 million units in 2009 and therefore the used vehicle market, and hence the used vehicle auction industry, have an even larger “inventory” of potential transactions to draw from. A larger vehicle population may partially offset any short-term decreases in new vehicle sales, which we believe has resulted in vehicle auction volumes remaining fairly consistent over the last several years. However, it is estimated that whole car auction volume was down approximately 8 percent for the nine months ended September 30, 2010 compared with the same period in 2009. If this trend continues, we believe the number of used vehicles sold throughout the whole car auction industry will drop below 9 million units for the full year 2010. We believe that, despite challenging conditions in the overall economy and the automotive industry in 2008, 2009 and 2010 and the attendant fluctuations in new vehicle sales and “churn,” used vehicle auction volumes in North America in the foreseeable future will be within the range of approximately 8.5 million to 9.5 million used vehicles per year. The decline in industry auction volumes in 2010 as compared to the period from 1999 to 2009 reflects a reduction in units sold by institutional consignors. This decrease has been partially offset by an increase in dealer consignment units sold in 2010 as compared to 2009.

Salvage

During the period from 2006 through 2009, the North American salvage vehicle auction industry volumes have increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses steadily increased to over 14% in 2009 and remained near 14% at September 30, 2010. For the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, we believe the salvage industry auction volumes were down slightly. To the extent this trend continues, it could have an impact on IAAI’s results of operations.

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

Despite the negative factors and trends impacting the automotive finance industry in 2008 and 2009, AFC’s financial results improved in the second half of 2009 and in the first nine months of 2010. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio which was over 99 percent current at September 30, 2010. In addition, AFC’s managed portfolio of finance receivables grew approximately 31 percent from September 30, 2009 to $715.0 million at September 30, 2010. The average value of a vehicle on floorplan at AFC has increased approximately 11% from September 30, 2009 to September 30, 2010.

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

In addition, changes in the business environment for automotive manufacturers have resulted in a number of initiatives to reduce costs in the auto industry. Chrysler LLC, or Chrysler, and General Motors Corporation, or GM, have a longstanding relationship with ADESA and regularly use our auctions to remarket their vehicles. Chrysler and GM have publicly announced that they are in the process of reducing the number of franchised dealerships. The reduced number of franchised dealerships may have an impact on our future financial performance.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$267.4	$270.8
IAAI	142.3	135.5
AFC	35.6	23.8

Total revenues	445.3	430.1
Cost of services*	241.6	239.6

Gross profit*	203.7	190.5
Selling, general and administrative	90.4	101.4
Depreciation and amortization	42.2	41.6

Operating profit	71.1	47.5
Interest expense	35.5	39.3
Other income, net	(1.1)	(4.8)

Income before income taxes	36.7	13.0
Income taxes	11.1	4.4

Net income	$25.6	$8.6

Net income per share—basic and diluted	$0.19	$0.08

*	Exclusive of depreciation and amortization

For the three months ended September 30, 2010, we had revenue of $445.3 million, compared with revenue of $430.1 million for the three months ended September 30, 2009, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million, or 1%, to $42.2 million for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. The increase is representative of increased amortization resulting from certain assets placed in service during the third quarter of 2010, partially offset by a decrease in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $3.8 million, or 10%, to $35.5 million for the three months ended September 30, 2010, compared with interest expense of $39.3 million for the three months ended September 30, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the 10% senior subordinated notes in January 2010 and a $28.3 million prepayment on Term Loan B in February 2010. Partially offsetting the decreases was an increase in interest expense at AFC of $1.9 million that resulted from the adoption of Accounting Standards Update 2009-16 in 2010. Prior to the adoption of this guidance, this expense was recorded as a reduction of AFC revenue.

Other Income

Other income was $1.1 million for the three months ended September 30, 2010, compared with $4.8 million for the three months ended September 30, 2009, representing a change of $3.7 million. The change in other income was primarily representative of smaller foreign currency transaction gains for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Income Taxes

Our effective tax rate changed to 30.2% for the three months ended September 30, 2010 from 33.8% for the three months ended September 30, 2009. Without the effect of discrete items, our effective rates for the three months ended September 30, 2010 and September 30, 2009 would have been 31.8% and 63.3%, respectively. The change in the tax rate, without the effect of discrete items, was primarily attributable to the reduction of expenses permanently nondeductible for tax purposes, the increase in consolidated pre-tax profits, lower state taxes and taxes on our international operations.

ADESA Results

	Three Months Ended September 30,
(Dollars in millions)	2010	2009
ADESA revenue	$267.4	$270.8
Cost of services*	147.7	146.1

Gross profit*	119.7	124.7
Selling, general and administrative	52.2	52.2
Depreciation and amortization	21.6	21.0

Operating profit	$45.9	$51.5

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $3.4 million, or 1%, to $267.4 million for the three months ended September 30, 2010, compared with $270.8 million for the three months ended September 30, 2009. The decrease in revenue was primarily a result of a 7% decrease in the number of vehicles sold, partially offset by a 6% increase in revenue per vehicle sold to approximately $570 for the three months ended September 30, 2010 as compared to approximately $540 for the three months ended September 30, 2009.

The 6% increase in revenue per vehicle sold was attributable to an increase in ancillary services, such as shop services, which resulted in increased ADESA revenue of approximately $5.7 million. In addition, incremental fee income related to higher used vehicle values and selective fee increases resulted in increased ADESA revenue of approximately $4.5 million, and fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $3.1 million.

The total number of used vehicles sold at ADESA decreased 7% for the three months ended September 30, 2010, compared with the three months ended September 30, 2009 and resulted in a decrease in ADESA revenue of approximately $16.7 million. The decrease in volume sold was attributable to same store volume decreases and we believe is consistent with decreases in volumes for our industry.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 64.2% for the three months ended September 30, 2010 as compared with 66.3% for the three months ended September 30, 2009. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the three months ended September 30, 2010, dealer consignment vehicles represented more than 35% of used vehicles sold at ADESA, an increase from approximately 32% for the three months ended September 30, 2009.

Gross Profit

For the three months ended September 30, 2010, gross profit for ADESA decreased $5.0 million, or 4%, to $119.7 million. Gross profit for ADESA was 44.8% of revenue for the three months ended September 30, 2010 as compared with 46.0% of revenue for the three months ended September 30, 2009. The decrease in gross profit as a percentage of revenue for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009, was due to a 1% decrease in revenue as well as a 1% increase in cost of services. The increase in ancillary services revenue, which has a lower gross profit than auction services revenue, is the primary reason for the decline in gross profit as a percent of revenue.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment remained constant at $52.2 million for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009. However, there was an increase in stock-based compensation expense, an increase in compensation and related employee benefit costs, an increase related to fluctuations in the Canadian exchange rate, as well as increases in marketing, bad debt and other expenses. These increases in selling, general and administrative expenses were offset by a decrease in incentive compensation expense, as well as a decrease in professional fees and other expenses.

IAAI Results

	Three Months Ended September 30,
(Dollars in millions)	2010	2009
IAAI revenue	$142.3	$135.5
Cost of services*	86.6	86.4

Gross profit*	55.7	49.1
Selling, general and administrative	17.9	21.4
Depreciation and amortization	14.3	14.3

Operating profit	$23.5	$13.4

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $6.8 million, or 5%, to $142.3 million for the three months ended September 30, 2010, compared with $135.5 million for the three months ended September 30, 2009. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction, partially offset by a decline in salvage vehicles sold. For the three months ended September 30, 2010, total salvage vehicles sold declined approximately 4% as a result of a net reduction in insurance vehicles and a reduction in non-insurance vehicles, as the Cash For Clunkers program did not exist in 2010.

Gross Profit

For the three months ended September 30, 2010, gross profit at IAAI increased to $55.7 million, or 39.1% of revenue, compared with $49.1 million, or 36.2% of revenue for the three months ended September 30, 2009. The gross profit increase was primarily the result of the increase in revenue. Cost of services increased primarily as a result of increases in yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $3.5 million, or 16%, to $17.9 million for the three months ended September 30, 2010, compared with $21.4 million for the three months ended September 30, 2009. The decrease in selling, general and administrative expenses was attributable to decreases in stock-based compensation expense and incentive compensation based on the quarterly performance of IAAI, partially offset by increased spending on professional fees and severance related to our process improvement initiative.

AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$12.5
Interest and fee income	36.1	11.9
Other revenue	0.7	0.1
Provision for credit losses	(1.2)	(0.7)

Total AFC revenue	35.6	23.8
Cost of services*	7.3	7.1

Gross profit*	28.3	16.7
Selling, general and administrative	5.0	2.6
Depreciation and amortization	6.2	6.1

Operating profit	$17.1	$8.0

Loan transactions	238,204	199,843
Revenue per loan transaction	$149	$119

*	Exclusive of depreciation and amortization

Revenue

For the three months ended September 30, 2010, AFC revenue increased $11.8 million, or 50%, to $35.6 million, compared with $23.8 million for the three months ended September 30, 2009. The increase in revenue was the result of a 25% increase in revenue per loan transaction for the three months ended September 30, 2010, compared with the same period in 2009 and a 19% increase in loan transactions to 238,204 for the three months ended September 30, 2010. In addition, managed receivables increased to $715.0 million at September 30, 2010 from $547.5 million at September 30, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $30, or 25%, primarily as a result of a decrease in credit losses for both loans held and sold, an increase in the average loan value and an increase related to the effect of a change in accounting which resulted in interest expense of $1.9 million no longer being recorded as a reduction in revenue.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the revolving sale agreement for the three months ended September 30, 2010 was $1.9 million and is included as “Interest expense” on the consolidated statement of income. Interest expense related to the revolving sale agreement for the three months ended September 30, 2009 totaled $1.1 million and was included in securitization income.

Gross Profit

For the three months ended September 30, 2010, gross profit for the AFC segment increased $11.6 million, or 69%, to $28.3 million, primarily as a result of a 50% increase in revenue offset by a 3% increase in cost of services. The increase in cost of services was primarily the result of an increase in incentive compensation expense and other expenses, partially offset by a decrease in collection expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $2.4 million, or 92%, for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. The increase was primarily the result of increases in compensation and related employee benefit costs, incentive compensation expense, stock-based compensation expense and professional fees.

Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2010	2009
Selling, general and administrative	$15.3	$25.2
Depreciation and amortization	0.1	0.2

Operating loss	($15.4)	($25.4)

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, selling, general and administrative expenses at the holding company decreased $9.9 million, or 39%, to $15.3 million, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value, as well as decreases in professional fees and marketing costs.

Overview of Results of KAR Auction Services for the Nine Months Ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$821.1	$838.6
IAAI	458.4	412.5
AFC	94.2	60.6

Total revenues	1,373.7	1,311.7
Cost of services*	749.3	755.1

Gross profit*	624.4	556.6
Selling, general and administrative	276.2	274.3
Depreciation and amortization	127.3	129.9

Operating profit	220.9	152.4
Interest expense	106.3	132.8
Other income, net	(2.7)	(9.3)
Loss on extinguishment of debt	25.3	—

Income before income taxes	92.0	28.9
Income taxes	29.7	11.0

Net income	$62.3	$17.9

Net income per share—basic and diluted	$0.46	$0.17

*	Exclusive of depreciation and amortization

For the nine months ended September 30, 2010, we had revenue of $1,373.7 million, compared with revenue of $1,311.7 million for the nine months ended September 30, 2009, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $2.6 million, or 2%, to $127.3 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The decrease is representative of certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $26.5 million, or 20%, to $106.3 million for the nine months ended September 30, 2010, compared with interest expense of $132.8 million for the nine months ended September 30, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the 10% senior subordinated notes in January 2010 and a $28.3 million prepayment on Term Loan B in February 2010. Partially offsetting the decreases was an increase in interest expense at AFC of $5.1 million that resulted from the adoption of Accounting Standards Update 2009-16 in 2010. Prior to the adoption of this guidance, this expense was recorded as a reduction of AFC revenue.

Other Income

Other income was $2.7 million for the nine months ended September 30, 2010, as compared with $9.3 million for the nine months ended September 30, 2009. The change in other income was primarily representative of smaller foreign currency transaction gains for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

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

Income Taxes

Our effective tax rate changed to 32.3% for the nine months ended September 30, 2010 from 38.1% for the nine months ended September 30, 2009. Without the effect of the discrete items, our effective rates for the nine months ended September 30, 2010 and September 30, 2009 would have been 38.3% and 52.9%, respectively. The change in the tax rate, without the effect of discrete items, was primarily attributable to the reduction of expenses permanently nondeductible for tax purposes, the increase in consolidated pre-tax profits, lower state taxes and taxes on our international operations.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
ADESA revenue	$821.1	$838.6
Cost of services*	456.5	468.1

Gross profit*	364.6	370.5
Selling, general and administrative	158.0	157.2
Depreciation and amortization	64.6	66.8

Operating profit	$142.0	$146.5

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $17.5 million, or 2%, to $821.1 million for the nine months ended September 30, 2010, compared with $838.6 million for the nine months ended September 30, 2009. The decrease in revenue was primarily a result of a 7% decrease in the number of vehicles sold, partially offset by a 5% increase in revenue per vehicle sold to approximately $565 for the nine months ended September 30, 2010 as compared to approximately $540 for the nine months ended September 30, 2009.

The 5% increase in revenue per vehicle sold was attributable to fluctuations in the Canadian exchange rate, which resulted in increased ADESA revenue of approximately $20.7 million. In addition, incremental fee income related to higher used vehicle values and selective fee increases resulted in increased ADESA revenue of approximately $15.3 million. Partially offsetting these increases was a decrease in ancillary services, such as shop services, which resulted in decreased ADESA revenue of approximately $2.0 million.

The total number of used vehicles sold at ADESA decreased 7% for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, and resulted in a decrease in ADESA revenue of approximately $51.5 million. The volume sold decrease was attributable to higher supplier inventory levels during the first nine months of 2009 versus supplier inventory levels during the first nine months of 2010. For the nine months ended September 30, 2010, it is estimated that industry volumes declined approximately 8% as compared with the nine months ended September 30, 2009.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 65.9% for the nine months ended September 30, 2010 as compared with 68.4% for the nine months ended September 30, 2009. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the nine months ended September 30, 2010, dealer consignment vehicles represented approximately 33% of used vehicles sold at ADESA, an increase from 29% for the nine months ended September 30, 2009.

Gross Profit

For the nine months ended September 30, 2010, gross profit for ADESA decreased $5.9 million, or 2%, to $364.6 million. Gross profit for ADESA was 44.4% of revenue for the nine months ended September 30, 2010, as compared with 44.2% of revenue for the nine months ended September 30, 2009. The increase in gross profit as a percentage of revenue for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, is representative of the increase in average revenue per vehicle sold for auction services and a decrease in lower margin ancillary services revenue as a result of the shift in mix toward more dealer consignment vehicles.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $0.8 million, or 1%, to $158.0 million for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, primarily due to fluctuations in the Canadian exchange rate and a net increase in marketing and other miscellaneous expenses, partially offset by a decrease in professional fees and a net decrease in compensation and related employee benefit costs (including incentive compensation and stock-based compensation).

IAAI Results

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
IAAI revenue	$458.4	$412.5
Cost of services*	271.9	264.5

Gross profit*	186.5	148.0
Selling, general and administrative	58.5	52.1
Depreciation and amortization	43.7	43.9

Operating profit	$84.3	$52.0

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $45.9 million, or 11%, to $458.4 million for the nine months ended September 30, 2010, compared with $412.5 million for the nine months ended September 30, 2009. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction. For the nine months ended September 30, 2010, total salvage vehicles sold declined approximately 1%.

Gross Profit

For the nine months ended September 30, 2010, gross profit at IAAI increased to $186.5 million, or 40.7% of revenue, compared with $148.0 million, or 35.9% of revenue for the nine months ended September 30, 2009.

The gross profit increase was primarily the result of the increase in revenue. Cost of services increased primarily as a result of increases in incentive compensation based on the performance of IAAI and increases in wages, yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $6.4 million, or 12%, to $58.5 million for the nine months ended September 30, 2010, compared with $52.1 million for the nine months ended September 30, 2009. The increase in selling, general and administrative expenses was attributable to increases in incentive compensation based on the performance of IAAI, as well as increased spending on professional fees and severance related to our process improvement initiative.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$26.8
Interest and fee income	99.2	34.9
Other revenue	1.1	0.2
Provision for credit losses	(6.1)	(1.3)

Total AFC revenue	94.2	60.6
Cost of services*	20.9	22.5

Gross profit*	73.3	38.1
Selling, general and administrative	13.5	8.1
Depreciation and amortization	18.6	18.4

Operating profit	$41.2	$11.6

Loan transactions	689,457	589,093
Revenue per loan transaction	$137	$103

*	Exclusive of depreciation and amortization

Revenue

For the nine months ended September 30, 2010, AFC revenue increased $33.6 million, or 55%, to $94.2 million, compared with $60.6 million for the nine months ended September 30, 2009. The increase in revenue was the result of a 33% increase in revenue per loan transaction for the nine months ended September 30, 2010, compared with the same period in 2009 and a 17% increase in loan transactions to 689,457 for the nine months ended September 30, 2010. In addition, managed receivables increased to $715.0 million at September 30, 2010 from $547.5 million at September 30, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $34, or 33%, primarily as a result of a decrease in credit losses for both loans held and sold, an increase in the average loan value and an increase in floorplan fee income, partially offset by a decrease in the average portfolio duration.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the revolving sale agreement for the nine months ended September 30, 2010 was $5.1 million and is included as “Interest expense” on the consolidated statement of income. Interest expense related to the revolving sale agreement for the nine months ended September 30, 2009 totaled $3.5 million and was included in securitization income.

Gross Profit

For the nine months ended September 30, 2010, gross profit for the AFC segment increased $35.2 million, or 92%, to $73.3 million primarily as a result of a 55% increase in revenue and a 7% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in collection and lot audit expenses, partially offset by an increase in incentive compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $5.4 million, or 67%, for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009. The increase was primarily the result of increases in incentive compensation expense, compensation and related employee benefit costs, as well as stock-based compensation expense.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
Selling, general and administrative	$46.2	$56.9
Depreciation and amortization	0.4	0.8

Operating loss	($46.6)	($57.7)

Selling, General and Administrative Expenses

For the nine months ended September 30, 2010, selling, general and administrative expenses at the holding company decreased $10.7 million, or 19%, to $46.2 million, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value as well as a decrease in professional fees. These decreases were partially offset by an increase in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Cash and cash equivalents	$379.8	$363.9	$380.8
Restricted cash	6.1	9.3	8.8
Working capital	458.8	299.5	447.3
Amounts available under credit facility*	250.0	250.0	300.0
Cash flow from operations	418.0		239.1

*	There were related outstanding letters of credit totaling approximately $33.7 million, $31.7 million and $31.3 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, which reduce the amount available for borrowings under our credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $322.2 million at September 30, 2010.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16.”

We continue to have minimal cash U.S. taxes; however, we have seen an increase in our Canadian income taxes. As a result, we expect cash taxes for 2010 to be approximately $40 million.

Credit Facilities

In 2007 we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan, pursuant to the terms and conditions of the Credit Agreement. The revolving credit facility was entered into for working capital and general corporate purposes. In 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, available borrowings under the revolving credit facility were reduced to $250 million and the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%. On September 30, 2010, $1,219.6 million was outstanding on the term loan and there were no borrowings on the revolving credit facility, although we did have related outstanding letters of credit in the aggregate amount of $33.7 million at September 30, 2010, which reduce the amount available for borrowings under our credit facility. In addition, our Canadian operations have a C$8 million line of credit which was undrawn as of September 30, 2010; however, there were related letters of credit outstanding totaling approximately C$1.8 million at September 30, 2010, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The leverage ratio covenant is based on consolidated Adjusted EBITDA which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the equity sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest; (j) expenses associated with the consolidation of salvage operations;

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing our notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the credit facility at September 30, 2010.

As part of the amendment to the Credit Agreement, we prepaid $250 million of the term loan in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. In addition, in accordance with terms of the Credit Agreement, 50% of the net proceeds from the initial sale of AFC’s Canadian receivables were used to prepay $28.3 million of our term loan in February 2010. The prepayments were credited to prepay in direct order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of the term loan, and thereafter to the remaining scheduled quarterly installments of the term loan on a pro rata basis. As such, there are no further scheduled quarterly installments due on the term loan and the remaining balance is due at maturity (October 19, 2013).

We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under our credit facility are sufficient to meet our short and long-term operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the next twelve months. We intend to use approximately $150 million of our available cash to pay down existing debt and related expenses in the fourth quarter of 2010, subject to approval of an amendment to the Credit Agreement by the lenders.

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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$22.6	$8.5	$11.5	($17.0)	$25.6
Add back:
Income taxes	13.7	5.1	6.7	(14.4)	11.1
Interest expense, net of interest income	0.3	0.6	1.9	32.7	35.5
Depreciation and amortization	21.6	14.3	6.2	0.1	42.2
Intercompany	9.6	9.5	(3.0)	(16.1)	—

EBITDA	67.8	38.0	23.3	(14.7)	114.4
Adjustments	4.0	3.5	(1.4)	0.6	6.7

Adjusted EBITDA	$71.8	$41.5	$21.9	($14.1)	$121.1

	Three Months Ended September 30, 2009
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$29.7	$1.4	$5.9	($28.4)	$8.6
Add back:
Income taxes	12.7	1.0	3.7	(13.0)	4.4
Interest expense, net of interest income	0.2	0.4	—	38.7	39.3
Depreciation and amortization	21.0	14.3	6.1	0.2	41.6
Intercompany	9.1	10.9	(1.6)	(18.4)	—

EBITDA	72.7	28.0	14.1	(20.9)	93.9
Adjustments	5.1	8.3	0.3	6.4	20.1

Adjusted EBITDA	$77.8	$36.3	$14.4	($14.5)	$114.0

	Nine Months Ended September 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$72.0	$33.3	$27.2	($70.2)	$62.3
Add back:
Income taxes	38.7	21.5	17.4	(47.9)	29.7
Interest expense, net of interest income	0.8	1.7	5.1	98.7	106.3
Depreciation and amortization	64.6	43.7	18.6	0.4	127.3
Intercompany	31.0	28.6	(8.5)	(51.1)	—

EBITDA	207.1	128.8	59.8	(70.1)	325.6
Adjustments	11.3	11.8	(0.7)	24.2	46.6

Adjusted EBITDA	$218.4	$140.6	$59.1	($45.9)	$372.2

	Nine Months Ended September 30, 2009
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$77.2	$12.0	$10.1	($81.4)	$17.9
Add back:
Income taxes	43.7	8.4	5.7	(46.8)	11.0
Interest expense, net of interest income	0.4	1.0	—	131.1	132.5
Depreciation and amortization	66.8	43.9	18.4	0.8	129.9
Intercompany	27.1	31.8	(5.4)	(53.5)	—

EBITDA	215.2	97.1	28.8	(49.8)	291.3
Adjustments	15.5	11.1	1.9	6.4	34.9

Adjusted EBITDA	$230.7	$108.2	$30.7	($43.4)	$326.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended September 30, 2010
(Dollars in millions)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net income	$5.3	$8.1	$28.6	$25.6	$67.6
Add back:
Income taxes	0.1	(1.3)	19.9	11.1	29.8
Interest expense, net of interest income	39.7	34.9	35.9	35.5	146.0
Depreciation and amortization	42.5	43.3	41.8	42.2	169.8

EBITDA	87.6	85.0	126.2	114.4	413.2
Nonrecurring charges	2.0	21.1	3.0	2.8	28.9
Noncash charges	(1.3)	12.6	3.6	5.8	20.7
Advisory services	11.4	—	—	—	11.4
AFC interest expense	—	(1.4)	(1.8)	(1.9)	(5.1)
Accounting change	—	2.8	—	—	2.8

Adjusted EBITDA	$99.7	$120.1	$131.0	$121.1	$471.9

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
Net cash provided by (used for):
Operating activities	$418.0	$239.1
Investing activities	(649.3)	(40.3)
Financing activities	246.9	22.5
Effect of exchange rate on cash	0.3	1.1

Net increase (decrease) in cash and cash equivalents	$15.9	$222.4

Cash flow from operating activities was $418.0 million for the nine months ended September 30, 2010, compared with $239.1 million for the nine months ended September 30, 2009. The increase in operating cash flow was primarily impacted by changes in operating assets and liabilities and an increase in net income. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale, which resulted from the adoption of Accounting Standards Update (“ASU”) 2009-16. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet.

Net cash used for investing activities was $649.3 million for the nine months ended September 30, 2010, compared with $40.3 million for the nine months ended September 30, 2009. The increase in net cash used for investing activities was primarily the result of the net increase in finance receivables held for investment which resulted from the adoption of ASU 2009-16 as discussed above. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $246.9 million for the nine months ended September 30, 2010, compared with $22.5 million for the nine months ended September 30, 2009. The increase in cash provided by financing activities was primarily attributable to the $479.0 million increase in obligations collateralized by finance receivables which resulted from the application of ASU 2009-16 as discussed above. The increase in obligations collateralized by finance receivables was partially offset by an increase in payments on long-term debt, including a payment for the early extinguishment of debt and a related prepayment penalty totaling $271.9 million.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2010 and the year ended December 31, 2009 approximated $41.9 million and $65.6 million. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $75 million for fiscal year 2010 with approximately $50 million of this amount related to maintenance capital expenditures and the remainder attributable to growth initiatives. Anticipated expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million for U.S. finance receivables at September 30, 2010.

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

ASU 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $479.0 million at September 30, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

At September 30, 2010, AFC managed total finance receivables of $715.0 million. At December 31, 2009, AFC managed total finance receivables of $613.0 million, of which $519.1 million had been sold without recourse to AFC Funding Corporation. Undivided interests in finance receivables were sold by AFC Funding Corporation to the bank conduit facility with recourse totaling $367.0 million at December 31, 2009. Finance receivables include $24.6 million classified as held for sale, which are recorded at lower of cost or fair value, and $131.6 million classified as held for investment at December 31, 2009. Finance receivables classified as held for investment include $25.7 million related to receivables that were sold to the bank conduit facility that were repurchased by AFC at fair value when they became ineligible under the terms of the collateral agreement with the bank conduit facility at December 31, 2009. The face amount of these receivables was $27.5 million at December 31, 2009.

AFC’s allowance for losses of $10.2 million and $5.9 million at September 30, 2010 and December 31, 2009 includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair market value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of September 30, 2010, $705.4 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $479.0 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At September 30, 2010, we were in compliance with the covenants in the securitization agreement.

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

New Accounting Standards

In July 2010, the FASB issued new guidance (Accounting Standards Update 2010-20) on the credit quality of financing receivables and the allowance for credit losses. The new guidance, which amends ASC 310,

Receivables, requires further disaggregated disclosures that improve financial statement users understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new guidance is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the guidance pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As ASU 2010-20 only applies to financial statement disclosures, it will not have a material impact on the consolidated financial statements.

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

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.9 million and $4.7 million for the three and nine months ended September 30, 2010. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2010 or 2009.

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

The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. At September 30, 2010 and December 31, 2009, respectively, the fair value of the interest rate swap was a $20.0 million unrealized loss and an $8.7 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at September 30, 2010 and December 31, 2009, respectively, the fair value of the interest rate cap was a less than $0.1 million asset and a $0.6 million asset recorded in “Other assets” on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At September 30, 2010, there was a net unrealized loss totaling $12.7 million, net of tax benefits of $7.8 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and nine months ended September 30, 2010 would have resulted in an increase in interest expense of approximately $1.8 million and $5.4 million, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KAR Auction Services, Inc.
(Registrant)

Date: November 4, 2010	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the “Floating Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Indenture, dated April 20, 2007 (the “Fixed Rate Senior Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/2008

4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Notes Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the Guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/2008

4.4	Form of Common Stock Certificate	S-1/A	333-161907	4.15	12/10/2009

10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	7/2/2009

10.2^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as codocumentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent	S-1/A	333-158666	10.2	7/2/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/2008

10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/2008

10.5	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.6*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	7/2/2009

10.7*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.8*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.9*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008

10.10*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	7/2/2009

10.11*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.12*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008

10.14*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008

10.15*	Letter Agreement dated as of December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), AFC and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.16*	2007 Incentive Plan Executive Management of Insurance Auto Auctions, Inc.	S-4	333-148847	10.21	1/25/2008

10.17*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.18^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.19	Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009

10.20	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	7/2/2009

10.21	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.22	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007.	S-4	333-148847	10.26	1/25/2008

10.23*	2007 Annual Incentive Program for KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-4	333-148847	10.27	1/25/2008

10.24	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/2008

10.25*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.26*	Amendment to Thomas C. O’Brien Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.27*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

10.28^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.29	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.33	1/25/2008

10.30	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.34	1/25/2008

10.31^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.35	1/25/2008

10.32^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	7/2/2009

10.33*	2008 Annual Incentive Program for KAR Auction Services, Inc.	POS AM	333-149137	10.37	8/1/2008

10.34*	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008

10.35^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010

10.36	First Amendment to Credit Agreement, dated as of June 10, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, and the lenders and other parties signatory thereto	8-K	333-148847	10.1	6/11/2009

10.37	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.38	Ground Lease, dated as of September 4, 2008, by and between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.39	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.40	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.41	Ground Lease, dated as of September 4, 2008, by and between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.42	Ground Lease, dated as of September 4, 2008, by and between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.43	Ground Lease, dated as of September 4, 2008, by and between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008

10.44	Ground Lease, dated as of September 4, 2008, by and between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.45	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.46	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.47	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.48	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.49	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.50	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.51	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008

10.52	Guaranty of Lease, dated as of September 4, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.53	Ground Sublease, dated as of October 3, 2008, by and between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.54	Guaranty of Lease, dated as of October 3, 2008, by and between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.55^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009

10.56	Second Amendment, dated October 23, 2009, to Credit Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, KAR Holdings II, LLC, as guarantor, the several lenders from time to time parties thereto, and the other parties named therein	8-K	333-148847	10.1	10/28/2009

10.57	Form of Director Designation Agreement	S-1/A	333-161907	10.61	11/30/2009

10.58*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.59*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.60*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated as of March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.61*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated as of April 1, 2010	10-Q	001-34568	10.61	8/4/2010

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.62*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.63*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.64*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.65*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^

Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.