Form 10-K
period 2010-12-31
KAR Auction Services, Inc.
filed 2011-02-24
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $316,171,201 at June 30, 2010.

As of February 18, 2011, 135,604,691 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

DEFINED TERMS

Unless otherwise indicated, the following terms used in this Annual Report on Form 10-K have the following meanings:

•	“we,” “us,” “our” and “the Company” refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries unless the context otherwise requires;

•

“2007 Transactions” refers to the following events: On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007. Concurrently with the merger, IAAI, a leading provider of automotive salvage auction and claims processing services in the United States, was contributed by affiliates of Kelso & Company and Parthenon Capital and IAAI’s management to KAR Auction Services. Both ADESA and IAAI became wholly owned subsidiaries of KAR Auction Services, which was wholly-owned by KAR LLC prior to the initial public offering. KAR Auction Services is the accounting acquirer, and the assets and liabilities of both ADESA and IAAI were recorded at fair value as of April 20, 2007;

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

•

“Credit Agreement” refers to the Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended on June 10, 2009, October 23, 2009, November 11, 2010 and from time to time;

•

“Equity Sponsors” refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which collectively own through their respective affiliates a majority of the equity of KAR Auction Services;

•	“fixed senior notes” refers to KAR Auction Services’ 8 3/4% Senior Notes due May 1, 2014 ($450.0 million aggregate principal amount outstanding at December 31, 2010);

•	“floating senior notes” refers to KAR Auction Services’ Floating Rate Senior Notes due May 1, 2014 ($150.0 million aggregate principal amount outstanding at December 31, 2010);

•	“IAAI” refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“KAR Auction Services” refers to KAR Auction Services, Inc., and not to its subsidiaries;

•	“KAR LLC” refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company;

•	“LAI” refers, collectively, to LiveBlock Auctions International, Inc., a wholly owned subsidiary of ADESA and its subsidiaries;

•	“notes” refers, collectively, to our senior notes and senior subordinated notes;

•	“senior notes” refers, collectively, to the fixed senior notes and floating senior notes; and

•	“senior subordinated notes” refers to KAR Auction Services’ 10% Senior Subordinated Notes due May 1, 2015 ($131.1 million aggregate principal amount outstanding at December 31, 2010).

PART I

Item 1.	Business

Overview

We are a leading provider of vehicle auction services in North America. We facilitate an efficient marketplace providing auction services for sellers of used, or “whole car,” vehicles and salvage vehicles through our 229 physical auction locations at December 31, 2010, and multiple proprietary internet venues. In 2010, we facilitated the sale of over 3.1 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers as well as by providing value-added ancillary services, including inspections, storage, transportation, reconditioning, salvage recovery, titling, and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and we do not take title or ownership to substantially all vehicles sold at our auctions.

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

At December 31, 2010, we had a network of 70 whole car auction locations and 159 salvage auction locations. Our auction locations are primarily stand-alone facilities dedicated to either whole car or salvage auctions. However, many of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.

Our Corporate History

KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in April 2007 upon the consummation of the 2007 Transactions. On November 3, 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE purchased a majority of its outstanding equity interests. In June 2004, ALLETE sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders in September 2004. ADESA was acquired by the Company in April 2007. IAAI entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAAI was acquired by affiliates of Kelso & Company and Parthenon Capital in 2005. Affiliates of Kelso & Company and Parthenon Capital and certain members of IAAI management contributed IAAI to KAR Auction Services in connection with the 2007 Transactions. On December 16, 2009, we sold 25,000,000 shares of common stock in an initial public offering. In addition, on December 23, 2009, the underwriters’ of the initial public offering exercised a portion of their option to purchase additional shares, resulting in an additional 2,656,050 shares of common stock being sold.

Our Industry

Auctions are the hub of the remarketing system for used and salvage vehicles, bringing professional sellers and buyers together and creating a marketplace for the sale of these vehicles. Whole car auction vehicles include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other program fleet vehicles that have reached a predetermined age or mileage. The salvage vehicle auction industry provides a venue for sellers, primarily automobile insurance companies, to dispose or liquidate damaged or low value vehicles to dismantlers, rebuilders, scrap dealers or qualified public buyers. The following are key industry highlights:

Whole Car Industry Volumes

During the period from 1999 to 2009, approximately 9 to 10 million used vehicles per year were sold in North America through whole car auctions, declining to what we estimate to be approximately 8.4 million to 8.5 million in 2010. The number of vehicles sold at auction in North America is primarily dependent upon the total population of cars on the road as opposed to the more volatile annual new vehicle sales. Positive trends which should influence future demand for used vehicles include increases in the number of households with more than one vehicle, improvements by manufacturers that have extended vehicle lifespan and the affordability of used vehicles relative to new vehicles.

Growing Salvage Auction Industry Volumes

During the period of 2005 through 2010, we believe that the North American salvage vehicle auction industry volumes grew at an estimated compound annual growth rate of approximately 1.5%. Vehicles deemed a “total loss” by the insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. This trend, along with increases in miles driven and vehicles per household, has contributed to the growth in salvage vehicle volumes.

Consolidated Whole Car and Salvage Auction Markets

The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, and ADESA represent approximately 45% - 50% and approximately 22% of the North American whole car market, respectively, and no other whole car auction represents more than 3%. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAAI and Copart, each representing an estimated 35% to 40% of the market, and no other competitor representing more than 10%.

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

Our Business Strategy

We continue to focus on growing our revenues and profitability through the execution of the following key operating strategies:

Grow Market Share and Unit Volume in Our Whole Car and Salvage Auction Businesses

We are continuing to implement new initiatives to grow our market share in our whole car and salvage businesses. Through the coordinated efforts of ADESA and IAAI, since the 2007 Transactions, we have achieved market share and volume gains in each of these businesses by providing customers with a comprehensive offering of services that we believe increase customer value. In addition to improving market share with our institutional consignors, our other specific major initiatives for continuing to increase our market share include:

•

Grow our dealer consignment business. The dealer consignment business is a highly market-specific business that requires local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of their local market. We have augmented our local auction teams with the addition of corporate-level resources focused on growing the number of dealer vehicles sold at our physical and online auctions. The corporate team assists the local sales representatives in developing and implementing standard best practices for building and maintaining relationships with dealers to increase our market share. Our sales representatives also utilize proprietary technology solutions to maintain and grow the dealer consignment business by strategically matching the supply of vehicles with prospective buyers at auction. We believe this combination of a standard centralized approach with decentralized resources close to large populations of dealers will enhance our relationships with the dealer community and increase dealer volumes at our whole car auctions. On a same store basis, our dealer consignment sales volumes were up approximately 14% and 7% for the quarter and year ended December 31, 2010 compared to the same periods in 2009.

•

Grow our non-insurance salvage auction customer base. More than 12 million vehicles are de-registered annually, but only approximately 3.5 million are sold through salvage auctions, mostly by automobile insurance companies. In order to capture a greater portion of the total unit volume, we are increasingly focused on growing our vehicle supplier base, with a particular focus on non-insurance company customers, which includes charitable organizations, rental car, captive finance and fleet companies. ADESA’s strong customer relationships with used vehicle dealers as well as rental car, captive finance and fleet companies provide an advantage in accessing these segments as these customers already use ADESA’s whole car auction services.

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

Use Excess Cash Flow to Reduce Debt

We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low maintenance capital expenditures and limited working capital requirements. We generated $467.6 million ($318.7 million excluding the impact of the change in accounting for the securitization) and $250.8 million of cash flow from operations for the years ended December 31, 2010 and 2009, respectively. Management plans to utilize a significant portion of excess cash generated by the business for debt reduction for the foreseeable future.

Continue to Grow Revenue per Vehicle

From 2005 through 2010, we grew our whole car and salvage revenue per vehicle at compound annual growth rates of 5.5% and 2.9%, respectively. Increased utilization of ancillary services, selective fee increases and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. Wholecar revenue per vehicle generally consists of auction fees and fees from ancillary services. We plan to grow revenue by increasing customer utilization of these existing products and by enhancing our core auction services through such initiatives as increasing the number of vehicles offered both online and at physical auctions.

Expand Opportunities for Customers to Buy and Sell Online

Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. IAAI is the only national salvage auction company that offers buyers both live and internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling) and also offers vehicles for sale while in transit to auction locations (midstream selling). We are focused on enhancing our internet solutions in all of the key channels (upstream, midstream and at auction) and we will continue to invest in our technology platforms to ensure that we can capitalize on new opportunities and attract new customers.

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

Continue to Improve Operating Efficiency

We continue to focus on reducing costs by optimizing efficiency at each of our auction locations and consolidating certain management functions. We successfully implemented IAAI’s standard processes and technology systems at 28 sites previously operated by ADESA and 14 salvage sites acquired since the 2007 Transactions, streamlining operations and improving operating efficiencies. As a result of these actions, IAAI has achieved gross margin expansion over the last three fiscal years. Subsequent to the 2007 Transactions, ADESA implemented “Project PRIDE,” an initiative to identify best practices at its whole car auction sites, standardize auction operating processes and improve efficiency in the delivery of services. We introduced a management operating system to actively monitor and manage staffing levels in conjunction with Project PRIDE and have begun to realize significant labor efficiency gains.

Similar to Project PRIDE, IAAI launched an initiative in the first quarter of 2010 to identify best practices at its salvage auction sites, standardize auction operating processes and improve efficiency in the delivery of services. We introduced a management operating system to actively monitor and manage staffing levels in conjunction with the initiative and have begun to realize labor efficiency gains.

Our Business Segments

We operate as three reportable business segments: ADESA Auctions, IAAI and AFC. Our revenues for the year ended December 31, 2010 were distributed as follows: ADESA 59%, IAAI 34% and AFC 7%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA,

IAAI and AFC for the years ended December 31, 2010, 2009 and 2008 are presented in the tables in Note 20, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.

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

Vehicles available at our auctions include vehicles from institutional customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other program fleet vehicles that have reached a predetermined age or mileage and have been repurchased by the manufacturers, as well as vehicles from dealers turning their inventory. The number of vehicles offered for sale is the key driver of our costs incurred in the whole car auction process, and the number of vehicles sold is the key driver of the related fees generated by the remarketing process.

Our whole car auctions strive to maximize returns for the sellers of used vehicles by effectively and efficiently providing value-enhancing ancillary services and quickly transferring the vehicles and ownership to the buyer and net funds to the seller. Auctions are typically held at least weekly at most locations and provide real-time wholesale market prices for the used vehicle remarketing industry as large populations of dealers seek to fill their inventory for resale to their retail customers.

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

Customers

Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies; and (ii) franchised and independent used vehicle dealers. For the year ended December 31, 2010, no single supplier accounted for more than 5% of ADESA’s revenues.

Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2010, no single buyer accounted for more than 1% of ADESA’s revenues.

Services

Our whole car auctions also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a “one-stop shop.” Many of these services may be provided or purchased independently from the auction process, including:

Services	Description
Auction Related Services	ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, post-sale inspections, security for consigned inventory, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers.

Transportation	We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers.

Reconditioning Services	Our ADESA auctions provide detailing, body work, paintless dent repair (“PDR”), light mechanical work, glass repair, tire and key replacement and upholstery repair.

Inspection Services Provided By AutoVIN	AutoVIN provides vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. The same technology is utilized at our whole car auction locations and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures will significantly increase the penetration of the internet as a method of sourcing vehicles for buying dealers.

Title and Repossession Administration and Remarketing Services Provided By PAR	PAR provides end-to-end management of the remarketing process including titling, repossession administration, inventory management, auction selection, pricing and representation of the vehicles at auction for those customers seeking to outsource all or just a portion of their remarketing needs.

ADESA Analytical Services	ADESA Analytical Services provides value-added market analysis to our customers and the media. These services include access to publications and custom analysis of wholesale market trends for ADESA’s customers, including peer group and market benchmarking studies, analysis of the benefits of reconditioning, site selection for optimized remarketing of vehicles, portfolio analysis of auction sales and computer-generated mapping and buyer analysis.

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

Due to the increased viability of the internet as a marketing and distribution channel, new competition has arisen from internet-based companies and our own customers who have historically redistributed vehicles through various channels, including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third-party online platforms have largely replaced telephonic and other non-auction methods, becoming a significant portion of overall used vehicle remarketing. The extent of use of direct, online systems varies by customer. In addition, we and some of our competitors offer online auctions in connection with physical auctions, and other online companies now include used vehicles among the products offered at their auctions.

In Canada, we are the largest provider of whole car vehicle auction services. Our competitors include Manheim, independent vehicle auctions, brokers, online companies and vehicle recyclers and dismantlers.

IAAI

Overview

We are one of the two leading providers of salvage vehicle auctions and related services in North America. We operate as Insurance Auto Auctions in the U.S. and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the remarketing of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. Our auctions provide buyers with the salvage vehicles they need to fulfill their scrap needs, replacement part or vehicle rebuild requirements. We earn fees for our services from both suppliers and buyers of salvage vehicles.

We process salvage vehicles primarily under two consignment methods: fixed fee and percentage of sale. Under these methods, in return for agreed upon fees, we sell vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. In addition to auction fees, we generally charge fees to vehicle suppliers for various services, including towing, title processing and other administrative services. Under all methods of sale, we also charge the buyer of each vehicle fees based on a tiered structure that increase with the sale price of the vehicle as well as fixed fees for other services.

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

We have developed online tools to assist customers in redistributing their vehicles and establishing salvage vehicle values, in addition to offering an alternative to physically attending an auction. Through our hybrid auction model, vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe our hybrid auction capabilities maximize auction proceeds and returns to our customers. First, our physical auctions allow buyers to inspect and compare the vehicles, thus enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, our internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and e-mail-based inventory alerts reduce the time required to acquire vehicles.

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

Services	Description
Hybrid Auction Model	Through our hybrid auction model vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe this exposes the vehicles to the maximum number of potential buyers.

Titling Services	After a totaled vehicle is received at one of our facilities, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by us. We provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. We utilize our title services to expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative expenses. We then process the title documents in order to comply with Department of Motor Vehicles (“DMV”) requirements for these vehicles. Wherever possible, we interface electronically with the DMV. In addition, we customarily offer the insurance companies’ staff training for each state’s DMV document processing procedures.

Vehicle Inspection Centers	We maintain vehicle inspection centers, or “VICs,” at many of our facilities. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Some of these VIC sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. VICs minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and also improve service time for the policyholder.

Transportation and Towing	Inbound and outbound logistics administration with actual services typically provided by third party carriers.

Vehicle Remarketing Division	Focuses on vehicles, rental sellers, fleet and leasing companies, banks and dealer trade-in inventory.

Charity Processing	Processes vehicle donations to charities across the United States to help turn vehicles into money for a variety of charitable organizations.

Settlement Package Express	IAAI utilizes a proprietary, in-house salvage title administration product, “Settlement Package Express.” By providing our customers with this product, we are able to streamline the title procurement process for their vehicles, thereby reducing processing cycle times while potentially eliminating salvage pool storage fees.

Customers

We obtain IAAI’s supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies. We have long-term relationships with substantially all of the major automobile insurance companies. For the year ended December 31, 2010, no single supplier accounted for more than 4% of IAAI’s revenues.

Buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers. For the year ended December 31, 2010, no single buyer accounted for more than 3% of IAAI’s revenues.

Sales and Marketing

We solicit prospective vehicle providers at the national, regional and local levels through our IAAI sales force. Branch managers execute customer service requests and address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.

In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing of salvage vehicles, we offer a comprehensive suite of services which aim to maximize salvage returns and shorten the claims processing time. We seek to become integrated within our suppliers’ salvage processes, and we view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.

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

Proprietary IAAI Technology	Description
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

Competition

In the salvage sector, we compete with Copart, Total Resource Auctions (Manheim), independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships, and a limited number of used vehicle auctions that regularly redistribute salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greanleaf and LKQ Corporation and internet-based companies have entered the market, thus providing alternate avenues for sellers to redistribute salvage vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their salvage vehicles directly to end users.

In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC

Overview

We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2010, AFC serviced over 900,000 loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a bank conduit facility on a revolving basis. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.

Customers and Locations

Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2010, over 80% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. We service auctions through our 88 branches which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

As of December 31, 2010, AFC had over 7,000 active dealers with an average line of credit of approximately $160,000 and no one dealer representing greater than 1.5% of our portfolio. An average of approximately 13 vehicles per active dealer was floorplanned with an approximate average value of $8,100 per vehicle at the end of 2010.

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

The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $300,000 are extended using a proprietary scoring model developed internally by AFC with no requirement for financial statements. Credit lines in excess of $300,000 may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in case of credit lines in excess of $300,000, final review by a credit committee.

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

Securitization

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC’s securitization facility has been in place since 1996. AFC Funding Corporation had committed liquidity of $450 million from a third party conduit for U.S. finance receivables at December 31, 2010. The agreement expires on April 20, 2012.

We completed an agreement for the securitization of Automotive Finance Canada, Inc.’s (“AFCI”) receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables through another third party conduit. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million. In accordance with terms of the Company’s Credit Agreement, 50% of the net proceeds from the initial securitization of AFC’s Canadian receivables were used to repay $28.3 million of the Company’s Term Loan B. The agreement expires on April 20, 2012.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16.”

Competition

AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC’s competition includes Manheim Automotive Financial Services (“MAFS”), Dealer Services Corporation, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks and credit unions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.

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

In the used vehicle remarketing industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. In certain instances, contamination has migrated to nearby properties, resulting in claims from private parties. We have incurred and may in the future incur expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.

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

Employees

At December 31, 2010, we had a total of 12,558 employees, of which 9,663 were located in the U.S. and 2,895 were located in Canada and Mexico. Approximately 67% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.

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

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. As manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry declines. In total, off-lease vehicles available at auction for the industry rose over 15% from 2006 to 2008, remained constant for 2009 and declined slightly in 2010, based on our estimates. During 2009 and 2008, total new vehicle sales declined year over year and a number of automobile lenders announced the modification of or discontinuance of their leasing programs, leading to a decline in new vehicle lease originations. This will reduce the number of off-lease vehicles at auction as the leases mature. The typical lease maturity is two to four years. We believe the declines in lease originations in 2009 and 2008 will negatively impact the number of off-lease vehicles sold at auction in 2011 and 2012. If the supply of off-lease vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected. Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders and therefore we may not be able to accurately predict the volume of vehicles coming to auction. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

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

•

Volatility in the asset-backed securities market. Volatility and disruption in the asset-backed commercial paper market could lead to a narrowing of interest rate spreads at AFC in certain periods. In addition, any volatility and disruption has affected, and could affect, AFC’s cost of financing related to its securitization facility.

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

Our information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunications failures, infiltration by unauthorized persons and security breaches, usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If these systems were compromised, not operable for extended periods of time or ceased to function properly, we may have to make a significant investment to fix or replace them and our ability to provide many of our electronic and online solutions to our customers may be impaired. If that were to occur, it could have a material adverse effect on our operating results and financial condition.

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

We currently compete with online wholesale and retail vehicle selling platforms, including SmartAuction, OpenLane, eBay Motors and others. These online selling platforms generally do not have any meaningful physical presence; however, they may decrease the quantity of vehicles sold through our online and physical auctions. If the number of vehicles sold at our auctions decreases due to these competitors or other remarketing methods, our revenue and profitability may be negatively impacted.

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2010, our total debt was approximately $1.9 billion, exclusive of liabilities related to our securitization facilities, and we had $250.0 million of borrowing capacity under our senior secured credit facilities.

Our substantial indebtedness could have important consequences including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, acquisitions and other purposes;

•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on debt, which would reduce the funds available for other purposes, including funding future expansion;

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

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through internet initiatives, using excess cash flow to reduce debt, leveraging AFC’s products and services at ADESA and IAAI and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash flows from operations (we generated $467.6 million and $250.8 million of cash flow from operations for the years ended December 31, 2010 and 2009, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the year ended December 31, 2010, approximately 17% of our revenues were attributable to our Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

Our financial performance depends, in part, on conditions in the automotive industry. Prior to 2010, original equipment manufacturers had experienced declining new vehicle sales in North America. Resulting capacity reductions may lead to reduced program vehicles and rental fleet sales, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

Changes in interest rates or market conditions could adversely impact the profitability and business of AFC.

Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC securitizes a majority of its finance receivables on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the U.S. or Canada can impact AFC’s cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization facility, which could negatively affect AFC’s business and our financial condition and operations.

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

In the used vehicle remarketing industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. In certain instances, contamination has migrated to nearby properties, resulting in claims from private parties. We have incurred and may in the future incur expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.

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

We are also subject from time to time to a variety of legal actions relating to our current and past business operations, including litigation relating to employment-related issues, the environment and insurance claims. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under various laws. In addition we could incur substantial costs in defending ourselves or in asserting our rights in such actions. The costs and other effects of pending litigation and administrative actions against us cannot be determined with certainty. Although we currently believe that no such proceedings will have a material adverse effect, there can be no assurance that the outcome of such proceedings will be as expected.

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

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers’ compensation claims. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual trends, including the severity of claims and medical cost inflation above expectations were to occur, our self-insured costs would increase, which could have an adverse impact on the operating results in that period.

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

At February 18, 2011, there were 135,604,691 shares of common stock outstanding. Of our issued and outstanding shares, all of the common stock sold in the December 2009 initial public offering is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Approximately 79% of our outstanding common stock is held by affiliates of the Equity Sponsors and other equity co-investors (indirectly through their investment in KAR LLC) and members of our management and employees.

In addition, pursuant to a registration rights agreement entered into in connection with the 2007 Transactions, we have granted KAR LLC the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of all shares of our common stock held by KAR LLC. These shares represent approximately 79% of our outstanding common stock. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if KAR LLC exercises its registration rights, the market price of our stock could decline if KAR LLC sells the shares or is perceived by the market as intending to sell them. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

We have entered into a director designation agreement that provides for the rights of KAR LLC directly, and the Equity Sponsors indirectly, to nominate designees to our board of directors. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Our corporate headquarters are located in Carmel, Indiana. Our corporate headquarters for ADESA and AFC also are located in Carmel, Indiana. Our corporate headquarters are leased properties, with office space being leased in each case through 2019. At December 31, 2010, properties utilized by the ADESA business segment include 70 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 6 lanes per location.

IAAI is headquartered in Westchester, Illinois, with office space being leased through 2016. At December 31, 2010, properties utilized by the IAAI business segment include 159 salvage vehicle auction facilities in the U.S. and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAAI properties are used primarily for auction and storage purposes consisting on average of approximately 27 acres of land per site.

Of AFC’s 88 branches in North America at December 31, 2010, 57 are physically located at auction facilities (including 48 at ADESA). Each of the remaining 31 AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI, the owner, and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2010, IAAI began implementing a stormwater sampling plan to comply with the Washington State Department of Ecology source control requirements.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

KAR Auction Services’ common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KAR” and has been traded on the NYSE since December 11, 2009. As of February 18, 2011, there were 2 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

The following table sets forth the range of high and low sales prices per share of common stock for each quarter during fiscal year 2010 and the period December 11 through December 31, 2009:

	2010
	High	Low
4th Quarter (October 1 – December 31)	$14.37	$11.74
3rd Quarter (July 1 – September 30)	$13.73	$11.03
2nd Quarter (April 1 – June 30)	$15.84	$11.52
1st Quarter (January 1 – March 31)	$15.56	$13.10

	2009
	High	Low
4th Quarter (December 11 – December 31)	$13.92	$11.09

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

Stock Price Performance Graph

The graph below shows the cumulative total stockholder return, assuming the investment of $100, for the period beginning on December 11, 2009, the first trading day of KAR Auction Services’ common stock, and ending on December 31, 2010, on each of KAR Auction Services’ common stock, the Standard & Poor’s 400 Midcap Index and the Standard and Poor’s Smallcap 600 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/11/2009	12/31/2009	6/30/2010	12/31/2010
KAR Auction Services, Inc.	$100	$114.63	$102.83	$114.71
S&P 400 Midcap Index	$100	$102.94	$100.82	$128.52
S&P Smallcap 600 Index	$100	$104.86	$103.39	$131.05

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and related notes thereto of KAR Auction Services, Inc. and other financial information included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data of KAR Auction Services

For the Years Ended December 31, 2010, 2009, 2008 and 2007

The following consolidated financial data for the years ended December 31, 2010, 2009, 2008 and 2007 is based on our audited financial statements. We were incorporated on November 9, 2006, but had no operations in 2006 or for the period of January 1 through April 19, 2007. On April 20, 2007, we consummated a merger agreement with ADESA, Inc. and as part of the related transactions, ADESA and IAAI became, directly or indirectly, our wholly owned subsidiaries.

(Amounts in millions except per share amounts)	Year Ended December 31,
	2010	2009	2008	2007 (1)
Operations:
Operating revenues
ADESA	$1,075.9	$1,088.5	$1,123.4	$677.7
IAAI	610.4	553.1	550.3	330.1
AFC	128.7	88.0	97.7	95.0

Total operating revenues	$1,815.0	$1,729.6	$1,771.4	$1,102.8
Operating expenses (exclusive of depreciation and amortization and impairment charges)	1,374.9	1,361.9	1,436.7	869.8
Goodwill and other intangibles impairment	—	—	164.4	—
Operating profit (loss)	268.8	195.3	(12.5)	106.4
Interest expense	141.4	172.6	215.2	162.3
Income (loss) from continuing operations	69.6	23.2	(216.2)	(38.3)
Net income (loss)	69.6	23.2	(216.2)	(38.3)
Net income (loss) per share
Basic	0.52	0.21	(2.02)	(0.36)
Diluted	0.51	0.21	(2.02)	(0.36)
Weighted average shares outstanding
Basic	134.9	108.0	106.9	106.7
Diluted	135.9	108.1	106.9	106.7

	At December 31,
	2010	2009	2008	2007
Financial Position:
Working capital (2)	$287.9	$299.5	$304.3	$442.1
Total assets	4,525.0	4,251.3	4,157.6	4,530.8
Total debt	1,875.7	2,272.9	2,527.4	2,616.7
Total stockholders’ equity	1,244.6	1,141.5	750.7	1,013.6

	Year Ended December 31,
	2010	2009	2008	2007 (1)
Other Financial Data:
Net cash provided by operating activities	$467.6	$250.8	$224.9	$96.8
Capital expenditures	78.9	65.6	129.6	62.7
Depreciation and amortization	171.3	172.4	182.8	126.6

(1)	We had no operations prior to the merger transactions on April 20, 2007; as such, this data represents the period from April 20, 2007 through December 31, 2007.
(2)	Working capital is defined as current assets less current liabilities.

Selected Financial Data of Predecessor ADESA

For the Period January 1 through April 19, 2007 and the Year Ended December 31, 2006

The selected financial data of ADESA for the period January 1 through April 19, 2007, and for the year ended December 31, 2006, and as of April 19, 2007 and December 31, 2006, presented below has been derived from audited financial statements that are not included in this Annual Report on Form 10-K. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

(Dollars in millions except per share amounts)	January 1 – April 19, 2007	Year Ended December 31, 2006
Operations:
Operating revenues
Auction services group	$325.4	$959.9
Dealer services group	45.9	144.0

Total operating revenues	$371.3	$1,103.9
Operating expenses (exclusive of depreciation and amortization)	297.6	832.5
Operating profit	57.8	224.9
Interest expense	7.8	27.4
Income from continuing operations	27.0	126.8
Net income	26.9	126.3
Basic earnings per share from continuing operations	$0.30	$1.41
Diluted earnings per share from continuing operations	$0.29	$1.41
Cash dividends declared per share	$—	$0.30

	At April 19, 2007	At December 31, 2006
Financial Position:
Working capital (1)	$381.3	$325.2
Total assets	2,219.5	1,975.3
Total debt	345.0	352.5
Total stockholders’ equity	1,238.7	1,203.5

	January 1 – April 19, 2007	For the Year Ended December 31, 2006
Other Financial Data:
Net cash provided by operating activities	$14.9	$190.9
Capital expenditures	11.3	37.1
Depreciation and amortization	15.9	46.5

(1)	Working capital is defined as current assets less current liabilities.

Selected Financial Data of Predecessor IAAI

For the Period January 1 through April 19, 2007 and the Year Ended December 31, 2006

The statement of operations data of IAAI for the period January 1 through April 19, 2007, and for the year ended December 31, 2006, as well as the balance sheet data for April 19, 2007 and December 31, 2006, has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

IAAI’s fiscal year 2006 consisted of 53 weeks and ended on December 31, 2006.

(Dollars in thousands)	January 1 – April 19, 2007	Year Ended December 31, 2006
Operations:
Revenues	$114,788	$331,950
Earnings from operations	10,985	22,581
Net earnings (loss)	($370)	($7,179)

(Dollars in thousands)	April 19, 2007	2006
Financial Position (at period end):
Working capital (1)	$53,798	$49,973
Total assets	582,751	588,021
Total debt (2)	344,242	344,842
Current debt (2)	2,167	2,247
Long-term debt (2)	342,075	342,595
Total shareholders’ equity	139,927	137,576

(1)	Working capital is defined as current assets less current liabilities.
(2)	Includes capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as “should,” “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2011.

Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Our future growth depends on a variety of factors, including our ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion, relocate and integrate acquisitions, control costs in our operations, introduce fee increases, expand our product and service offerings including information systems development and retain our executive officers and key employees. Certain initiatives that management considers important to our long-term success include substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, we cannot predict whether our growth strategy will be successful. In addition, we cannot predict what portion of overall sales will be conducted through online auctions or other remarketing methods in the future and what impact this may have on our auction business.

Overview

We provide whole car and salvage auction services in North America. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAAI and AFC.

•

The ADESA Auctions segment consisted primarily of a 70 whole car auction network in North America at December 31, 2010. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 159 sites in North America at December 31, 2010. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2010, AFC conducted business through 88 branches in North America.

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

Industry Outlook and Trends

Whole Car

During the period from 1999 to 2009, despite fluctuations in economic conditions, new vehicle sales and “churn” (i.e., the rate of ownership transfer of vehicles in the used vehicle market), used vehicles sold in North America through whole car auctions remained within the relatively narrow range of approximately 9 million to 10 million used vehicles per year. We estimate that the vehicle population in the United States has increased from 209.5 million units in 1999 to in excess of 248 million units in 2010 and therefore the used vehicle market, and hence the used vehicle auction industry, have an even larger “inventory” of potential transactions to draw from. A larger vehicle population may partially offset any short-term decreases in new vehicle sales, which we believe has resulted in vehicle auction volumes remaining fairly consistent over the last several years. However, we estimate that whole car auction volume was approximately 8.4 million to 8.5 million units for the year ended December 31, 2010. We believe that, despite challenging conditions in the overall economy and the automotive industry in 2008, 2009 and 2010 and the attendant fluctuations in new vehicle sales and “churn,” used vehicle auction volumes in North America in the foreseeable future will be within the range of approximately 8 million to 9 million used vehicles per year. The decline in industry auction volumes in 2010 as compared to the period from 1999 to 2009 reflects a reduction in units sold by institutional consignors. This decrease has been partially offset by an increase in dealer consignment units sold in 2010 as compared to 2009.

Salvage

During the period from 2006 through 2009, the North American salvage vehicle auction industry volumes increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses steadily increased to over 14% in 2009 and was slightly below 14% in 2010. For the year ended December 31, 2010 as compared with the year ended December 31, 2009, we believe the salvage industry auction volumes were down slightly. To the extent this trend continues or a decline in the salvage vehicle auction industry volumes occurs, it could have an adverse impact on IAAI’s results of operations.

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

Despite the negative factors and trends impacting the automotive finance industry in 2008 and 2009, AFC’s financial results improved in the second half of 2009 and throughout 2010. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio, which was just under 99 percent current at December 31, 2010. In addition, AFC’s managed portfolio of finance receivables grew approximately 26 percent from December 31, 2009 to $771.6 million at December 31, 2010. The average value of a vehicle on floorplan at AFC has increased approximately 5% from December 31, 2009 to December 31, 2010.

General

In 2008 and 2009, significant changes occurred in the economy which impacted our business. A lack of availability of consumer credit for retail used vehicle buyers, a decline in consumer spending, a reduction in the number of franchised and independent used vehicle dealers in the United States, reduced miles driven and decreases in commodity prices such as steel and platinum all negatively impacted us. Additionally, factors that influenced our business in 2010 included increases in used vehicle prices, supply constraints resulting from the decline in new vehicle sales during the recession, a decrease in the number of repossessions, lower loan default rates and fewer vehicles being classified as total loss vehicles by the insurance industry.

The availability of financing to franchised dealerships and consumers from the vehicle manufacturers’ captive finance companies and their respective remarketing programs may also impact the supply of vehicles to the wholesale auction industry in the future. A change in the supply of used vehicles could impact the value of used vehicles sold, conversion rates (calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale) and ADESA’s profitability on the sale of vehicles. In addition, we believe the reduced number of lease originations in 2008 and 2009 will negatively impact the supply of off-lease vehicles available at auction in 2011 and 2012.

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

Results of Operations

Overview of Results of KAR Auction Services for the Years Ended December 31, 2010 and 2009:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$1,075.9	$1,088.5
IAAI	610.4	553.1
AFC	128.7	88.0

Total revenues	1,815.0	1,729.6
Cost of services*	1,001.7	997.3

Gross profit*	813.3	732.3
Selling, general and administrative	373.2	364.6
Depreciation and amortization	171.3	172.4

Operating profit	268.8	195.3
Interest expense	141.4	172.6
Other income, net	(2.1)	(11.6)
Loss on extinguishment of debt	32.7	—

Income before income taxes	96.8	34.3
Income taxes	27.2	11.1

Net income	$69.6	$23.2

Net income per share
Basic	$0.52	$0.21

Diluted	$0.51	$0.21

*	Exclusive of depreciation and amortization

For the year ended December 31, 2010, we had revenue of $1,815.0 million compared with revenue of $1,729.6 million for the year ended December 31, 2009, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization decreased $1.1 million, or 1%, to $171.3 million for the year ended December 31, 2010, compared with $172.4 million for the year ended December 31, 2009. The decrease is representative of certain assets becoming fully depreciated, partially offset by an increase in 2010 capital spending compared to 2009, as well as an increase in depreciation related to acquired sites.

Interest Expense

Interest expense decreased $31.2 million, or 18%, to $141.4 million for the year ended December 31, 2010, compared with $172.6 million for the year ended December 31, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the senior subordinated notes in January 2010, a $28.3 million prepayment on Term Loan B in February 2010, a $75.0 million prepayment on Term Loan B in November 2010 and a $68.3 million prepayment on the principal amount of the senior subordinated notes in December 2010. Partially offsetting the decrease was an increase in interest expense that resulted from the adoption of Accounting Standards Update 2009-16 in 2010. Included in interest expense in 2010 is $7.2 million in AFC interest related to the securitized finance receivables. Prior to 2010, AFC interest expense was recorded as a reduction of AFC net revenue.

Other Income

Other income was $2.1 million for the year ended December 31, 2010, compared with other income of $11.6 million for the year ended December 31, 2009. The change in other income was primarily representative of smaller foreign currency transaction gains for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Loss on Extinguishment of Debt

In connection with our initial public offering, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the senior subordinated notes tendered were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. In the first quarter of 2010, we recorded a $25.3 million pretax charge representative of the net premiums payable related to the repurchase of the senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our senior subordinated notes and certain expenses related to the tender offer.

In addition, in the fourth quarter of 2010, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the senior subordinated notes tendered were accepted for prepayment. In December 2010, we prepaid $68.3 million principal amount of the senior subordinated notes with available cash and recorded a $7.4 million pretax charge representative of the net premiums payable related to the repurchase of the senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our senior subordinated notes and certain expenses related to the tender offer.

Income Taxes

Our effective tax rate was 28.1% for the year ended December 31, 2010 compared with 32.4% for the year ended December 31, 2009. Excluding the effect of the discrete items, our effective tax rates for the years ended December 31, 2010 and December 31, 2009 would have been 38.3% and 51.8%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the reduction of expenses permanently nondeductible for tax purposes, the increase in consolidated pre-tax profits and lower tax rates in state and foreign jurisdictions. We expect our effective tax rate to be approximately 30% in 2011, which reflects the recognition of the impact of certain tax deductions which will not impact future periods. As such, we expect our effective tax rate to be approximately the statutory income tax rate in 2012, not taking into consideration unknown future events.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2010	2009
ADESA revenue	$1,075.9	$1,088.5
Cost of services*	611.2	615.4

Gross profit*	464.7	473.1
Selling, general and administrative	211.9	207.1
Depreciation and amortization	86.9	88.4

Operating profit	$165.9	$177.6

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $12.6 million, or 1%, to $1,075.9 million for the year ended December 31, 2010, compared with $1,088.5 million for the year ended December 31, 2009. The decrease in revenue was primarily a result of a 7% decrease in the number of vehicles sold, partially offset by a 6% increase in revenue per vehicle sold to over $570 for the year ended December 31, 2010, compared to approximately $540 for the year ended December 31, 2009.

The 6% increase in revenue per vehicle sold was attributable to incremental fee income related to higher used vehicle values and selective fee increases which resulted in increased ADESA revenue of approximately $27.4 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $22.9 million, and increases in ancillary services, such as transportation and other services, resulted in increased ADESA revenue of approximately $8.3 million.

The total number of used vehicles sold at ADESA decreased 7% for the year ended December 31, 2010, compared with the year ended December 31, 2009 and resulted in a decrease in ADESA revenue of approximately $71.2 million. The decrease in volume sold was attributable to a decline in supplier inventory levels in 2010 compared to 2009. For the year ended December 31, 2010, as compared with the year ended December 31, 2009, we estimate that the decline in industry volumes was consistent with the decline experienced at ADESA. Online sales volumes for ADESA in 2010 represented over 20% of the total vehicles sold by ADESA.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 65.0% for the year ended December 31, 2010, compared with 66.9% for the year ended December 31, 2009. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the year ended December 31, 2010, dealer consignment vehicles represented approximately 33% of used vehicles sold at ADESA, an increase from 29% for the year ended December 31, 2009.

Gross Profit

For the year ended December 31, 2010, gross profit for ADESA decreased $8.4 million, or 2%, to $464.7 million, compared with $473.1 million for the year ended December 31, 2009. Gross profit for ADESA was 43.2% of revenue for the year ended December 31, 2010, compared with 43.5% of revenue for the year ended December 31, 2009. The decrease in gross profit as a percentage of revenue for the year ended December 31, 2010, compared with the year ended December 31, 2009 was the result of an increase in ancillary services revenue, which has a lower gross profit than auction services revenue.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $4.8 million, or 2%, to $211.9 million for the year ended December 31, 2010, compared with $207.1 million for the year ended December 31, 2009, primarily due to an increase in stock-based compensation, fluctuations in the Canadian exchange rate, an increase in marketing costs, an increase for costs at acquired sites and a net increase in other miscellaneous expenses. These increases were partially offset by a decrease in incentive compensation and a decrease in professional fees.

IAAI Results

	Year Ended December 31,
(Dollars in millions)	2010	2009
IAAI revenue	$610.4	$553.1
Cost of services*	362.0	352.1

Gross profit*	248.4	201.0
Selling, general and administrative	78.9	65.5
Depreciation and amortization	58.9	58.3

Operating profit	$110.6	$77.2

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $57.3 million, or 10%, to $610.4 million for the year ended December 31, 2010, compared with $553.1 million for the year ended December 31, 2009. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction, and to a lesser extent, revenues associated with acquired sites. For the year ended December 31, 2010, total salvage vehicles sold declined approximately 2%. Online sales volumes for IAAI in 2010 represented approximately half of the total vehicles sold by IAAI.

Gross Profit

For the year ended December 31, 2010, gross profit at IAAI increased to $248.4 million, or 40.7% of revenue, compared with $201.0 million, or 36.3% of revenue, for the year ended December 31, 2009. The gross profit increase was primarily the result of the increase in fee revenue due to an increase in average selling price for vehicles sold at auction. Cost of services increased primarily as a result of increases in incentive compensation based on the performance of IAAI, expenses associated with costs at acquired sites and increases in yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $13.4 million, or 20%, to $78.9 million for the year ended December 31, 2010, compared with $65.5 million for the year ended December 31, 2009. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation and incentive compensation, as well as increased spending on professional fees and severance, both related to our process improvement initiatives which were launched in the first quarter of 2010.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$41.7
Interest and fee income	137.9	48.1
Other revenue	2.0	0.3
Provision for credit losses	(11.2)	(2.1)

Total AFC revenue	128.7	88.0
Cost of services*	28.5	29.8

Gross profit*	100.2	58.2
Selling, general and administrative	18.6	11.6
Depreciation and amortization	25.0	24.7

Operating profit	$56.6	$21.9

Loan transactions	935,578	799,421
Revenue per loan transaction	$138	$110

*	Exclusive of depreciation and amortization

Revenue

For the year ended December 31, 2010, AFC revenue increased $40.7 million, or 46%, to $128.7 million, compared with $88.0 million for the year ended December 31, 2009. The increase in revenue was the result of a 25% increase in revenue per loan transaction for the year ended December 31, 2010, compared with the same period in 2009 and a 17% increase in loan transactions to 935,578 for the year ended December 31, 2010. In addition, managed receivables increased to $771.6 million at December 31, 2010 from $613.0 million at December 31, 2009.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $28, or 25%, primarily as a result of a decrease in credit losses for both loans held and sold, an increase in the average loan value, an increase in floorplan fee income, an increase in interest income and an increase in other income.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the securitized finance receivables for the year ended December 31, 2010 was $7.2 million and is included as “Interest expense” on the consolidated statement of income. Interest expense related to the securitized finance receivables for the year ended December 31, 2009 totaled $4.7 million and was included in securitization income.

Gross Profit

For the year ended December 31, 2010, gross profit for the AFC segment increased $42.0 million, or 72%, to $100.2 million, compared with $58.2 million for the year ended December 31, 2009, primarily as a result of a 46% increase in revenue and a 4% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in collection and lot audit expenses, partially offset by an increase in incentive compensation and other expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $7.0 million, or 60%, for the year ended December 31, 2010, compared with the year ended December 31, 2009. The increase was primarily the result of increases in incentive compensation expense, salaries and related employee benefit costs, professional fees and stock-based compensation expense.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2010	2009
Selling, general and administrative	$63.8	$80.4
Depreciation and amortization	0.5	1.0

Operating loss	($64.3)	($81.4)

Selling, General and Administrative Expenses

For the year ended December 31, 2010, selling, general and administrative expenses at the holding company decreased $16.6 million, or 21%, to $63.8 million, compared with $80.4 million for the year ended December 31, 2009, primarily as a result of the termination of our financial advisory fees paid to the Equity Sponsors. We paid the Equity Sponsors a total of $14.0 million in 2009, including $10.5 million of termination fees in connection with the termination of our ongoing financial advisory fees with each of them. Selling, general and administrative expenses also decreased as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units which are remeasured each reporting period to fair value. These decreases were partially offset by an increase in professional fees and other expenses.

Overview of Results of KAR Auction Services for the Years Ended December 31, 2009 and 2008:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2009	2008
Revenues
ADESA	$1,088.5	$1,123.4
IAAI	553.1	550.3
AFC	88.0	97.7

Total revenues	1,729.6	1,771.4
Cost of services*	997.3	1,053.0

Gross profit*	732.3	718.4
Selling, general and administrative	364.6	383.7
Depreciation and amortization	172.4	182.8
Goodwill and other intangibles impairment	—	164.4

Operating profit (loss)	195.3	(12.5)
Interest expense	172.6	215.2
Other (income) expense, net	(11.6)	19.9

Income (loss) before income taxes	34.3	(247.6)
Income taxes	11.1	(31.4)

Net income (loss)	$23.2	($216.2)

Net income (loss) per share – basic and diluted	$0.21	($2.02)

*	Exclusive of depreciation and amortization

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

The decrease in revenue per vehicle sold was attributable to a decrease in ancillary services such as shop services and other services, which resulted in decreased ADESA revenue of approximately $25.2 million. In addition, fluctuations in the Canadian exchange rate decreased revenue by approximately $16.8 million for the year ended December 31, 2009 compared with the year ended December 31, 2008. Partially offsetting the decrease in ancillary services and the impact of the Canadian exchange rate was incremental fee income related to higher used vehicle values and selective fee increases which aggregated $17.1 million.

The total number of used vehicles sold at ADESA decreased less than 1% for the year ended December 31, 2009 compared with the year ended December 31, 2008, and resulted in a decrease in ADESA revenue of approximately $10.0 million.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, increased to 66.9% for the year ended December 31, 2009 compared with 60.7% for the year ended December 31, 2008. The increase in conversion rates was representative of a reduced supply of vehicles at auction in 2009 as compared with 2008, combined with relatively consistent demand over that same period.

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

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2009	2008
AFC revenue
Securitization income	$41.7	$32.4
Interest and fee income	48.1	64.8
Other revenue	0.3	1.8
Provision for credit losses	(2.1)	(1.3)

Total AFC revenue	88.0	97.7
Cost of services*	29.8	35.2

Gross profit*	58.2	62.5
Selling, general and administrative	11.6	14.6
Depreciation and amortization	24.7	25.3
Goodwill and other intangibles impairment	—	164.4

Operating profit (loss)	$21.9	($141.8)

Loan transactions	799,421	1,147,116
Revenue per loan transaction	$110	$85

*	Exclusive of depreciation and amortization

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

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2009	2008
Selling, general and administrative	$80.4	$54.8
Depreciation and amortization	1.0	2.7

Operating loss	($81.4)	($57.5)

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

	December 31,
(Dollars in millions)	2010	2009
Cash and cash equivalents	$119.1	$363.9
Restricted cash	8.6	9.3
Working capital	287.9	299.5
Amounts available under credit facility*	250.0	250.0
Cash flow from operations	467.6	250.8

*	There were related outstanding letters of credit totaling approximately $29.4 million and $31.7 million at December 31, 2010 and 2009, respectively, which reduce the amount available for borrowings under our credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $106.7 million at December 31, 2010.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16.”

Credit Facilities

On April 20, 2007, we entered into a $1,865 million senior credit facility, pursuant to the terms and conditions of the Credit Agreement. The Credit Agreement provides for a six and one-half year $1,565 million senior term loan, or Term Loan B, and a six year $300 million revolving senior credit facility, or the revolving credit facility. Term Loan B will be repaid in quarterly installments at an amount of 0.25% of the initial Term Loan B amount, with the remaining principal balance due on October 19, 2013. The revolving credit facility may be used for loans, and up to $75 million may be used for letters of credit. The revolving loans may be borrowed, repaid and reborrowed until April 19, 2013, at which time all revolving amounts borrowed must be repaid. Under the terms of the Credit Agreement, the lenders committed to provide advances and letters of credit in an aggregate amount of up to $1,865 million, subject to certain conditions. Borrowings under the Credit Agreement may be used to finance working capital and acquisitions permitted under the Credit Agreement and for other corporate purposes.

On October 23, 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, we paid an amendment fee of 25 basis points to approving lenders, based on commitments outstanding as of October 23, 2009, on the effective date of the amendment. The amendment became effective with the satisfaction of certain conditions precedent, including the consummation of our initial public offering and the prepayment of $250 million or more of Term Loan B. The amendment (i) allowed KAR LLC to own less than 100% of our outstanding capital stock, (ii) permitted us to use proceeds from the initial public offering and any future offering of common stock plus unrestricted cash on hand at the time of the initial public offering to repay, redeem, repurchase or defease, or segregate funds with respect to, one or more of our senior subordinated notes, fixed senior notes and floating senior notes and (iii) permitted us to pay accelerated management fees to our Equity Sponsors in connection with the termination of our ongoing financial advisory fees with them. In addition, the following revisions, among others, occurred:

•	availability of borrowings under the revolving credit facility were reduced by $50 million to $250 million;

•	the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%; and

•	the pricing grid of both facilities was eliminated.

On November 11, 2010, we entered into another amendment to the Credit Agreement which allowed us, on or after the effective date of the amendment, to redeem, repurchase, defease or otherwise prepay a portion of our outstanding unsecured senior notes in an aggregate principal amount, together with all accrued and unpaid interest and all fees, premiums, disbursements or expenses, not to exceed $75 million. The amendment became effective with the satisfaction of certain conditions precedent, including the prepayment of at least $75 million of Term Loan B.

The revolving credit facility bears interest for Eurodollar revolving loans at a rate equal to LIBOR plus a margin of 275 basis points. The revolving credit facility also provides for both base rate revolving borrowings and swingline borrowings at a rate of prime plus a margin of 175 basis points. Term Loan B bears interest at a rate equal to LIBOR plus a margin of 275 basis points.

Our $250 million revolving line of credit was undrawn as of December 31, 2010. There were related outstanding letters of credit in the aggregate amount of $29.4 million at December 31, 2010, which reduce the amount available for borrowings under our credit facility. In addition, our Canadian operations have a C$8 million line of credit, which was undrawn as of December 31, 2010; however, there were related letters of credit outstanding totaling approximately C$1.8 million at December 31, 2010, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

In accordance with terms of the Credit Agreement, 50% of the net proceeds from the initial securitization of AFC’s Canadian receivables were used to prepay $28.3 million of Term Loan B in February 2010. In addition, as part of the November 2010 amendment to the Credit Agreement, we prepaid $75 million of Term Loan B in the fourth quarter of 2010 using cash on hand. There are no further scheduled quarterly installments due on Term Loan B and the remaining balance is due at maturity (October 19, 2013). On December 31, 2010, $1,144.6 million was outstanding on Term Loan B.

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing our notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the credit facility at December 31, 2010.

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

EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for the items of income and expense and expected incremental revenue and cost savings, as described above in the discussion of certain restrictive loan covenants under “Credit Facilities.”

Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal measures of performance used by our creditors. In addition, management uses Adjusted EBITDA to evaluate our performance and to evaluate results relative to incentive compensation targets. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Year Ended December 31, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$80.1	$44.7	$38.4	($93.6)	$69.6
Add back:
Income taxes	43.6	26.7	21.1	(64.2)	27.2
Interest expense, net of interest income	0.9	2.3	7.2	130.9	141.3
Depreciation and amortization	86.9	58.9	25.0	0.5	171.3
Intercompany	42.3	38.2	(11.7)	(68.8)	—

EBITDA	253.8	170.8	80.0	(95.2)	409.4
Adjustments	16.0	15.2	(0.4)	35.0	65.8

Adjusted EBITDA	$269.8	$186.0	$79.6	($60.2)	$475.2

	Year Ended December 31, 2009
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated

Net income (loss)	$94.4	$25.8	$19.1	($116.1)	$23.2
Add back:
Income taxes	56.0	16.2	8.4	(69.5)	11.1
Interest expense, net of interest income	0.5	1.4	—	170.3	172.2
Depreciation and amortization	88.4	58.3	24.7	1.0	172.4
Intercompany	28.9	36.2	(6.8)	(58.3)	—

EBITDA	268.2	137.9	45.4	(72.6)	378.9
Adjustments	18.1	8.7	3.8	16.4	47.0

Adjusted EBITDA	$286.3	$146.6	$49.2	($56.2)	$425.9

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended December 31, 2010
(Dollars in millions)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net income	$8.1	$28.6	$25.6	$7.3	69.6
Add back:
Income taxes	(1.3)	19.9	11.1	(2.5)	27.2
Interest expense, net of interest income	34.9	35.9	35.5	35.0	141.3
Depreciation and amortization	43.3	41.8	42.2	44.0	171.3

EBITDA	85.0	126.2	114.4	83.8	409.4
Nonrecurring charges	21.1	3.0	2.8	8.4	35.3
Noncash charges	12.6	3.6	5.8	12.9	34.9
AFC interest expense	(1.4)	(1.8)	(1.9)	(2.1)	(7.2)
Accounting change	2.8	—	—	—	2.8

Adjusted EBITDA	$120.1	$131.0	$121.1	$103.0	$475.2

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2010	2009
Net cash provided by (used for):
Operating activities	$467.6	$250.8
Investing activities	(795.9)	(68.8)
Financing activities	83.0	22.8
Effect of exchange rate on cash	0.5	0.7

Net increase (decrease) in cash and cash equivalents	($244.8)	$205.5

Cash flow from operating activities was $467.6 million for the year ended December 31, 2010, compared with $250.8 million for the year ended December 31, 2009. The increase in operating cash flow was primarily impacted by changes in operating assets and liabilities and an increase in net income. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale, which resulted from the adoption of Accounting Standards Update (“ASU”) 2009-16. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet.

Net cash used for investing activities was $795.9 million for the year ended December 31, 2010, compared with $68.8 million for the year ended December 31, 2009. The increase in net cash used for investing activities was primarily the result of the net increase in finance receivables held for investment which resulted from the adoption of ASU 2009-16 as discussed above. In addition, there was an increase in cash spent on acquisitions and on capital expenditures in 2010. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $83.0 million for the year ended December 31, 2010, compared with $22.8 million for the year ended December 31, 2009. The increase in cash provided by financing activities was primarily attributable to the $520.1 million increase in obligations collateralized by finance receivables which resulted from the application of ASU 2009-16 as discussed above. The increase in obligations collateralized by finance receivables was partially offset by an increase in payments on long-term debt, including payments for the early extinguishment of debt and related prepayment penalties totaling $420.7 million. In addition, in 2009, we received net proceeds from our initial public offering of $310.3 million.

Capital Expenditures

Capital expenditures for the years ended December 31, 2010 and 2009 approximated $78.9 million and $65.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $80 million for fiscal year 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Contractual Obligations

The table below sets forth a summary of our contractual debt and operating lease obligations as of December 31, 2010. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2010 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt
Term loan B (a)	$1,144.6	$—	$1,144.6	$—	$—
Floating rate senior notes due 2014 (a)	150.0	—	—	150.0	—
8 3/4% senior notes due 2014 (a)	450.0	—	—	450.0	—
10% senior subordinated notes due 2015 (a)	131.1	—	—	131.1	—
Capital lease obligations (b)	17.7	6.2	9.4	2.1	—
Interest payments relating to long-term debt (c)	323.9	105.6	185.6	32.7	—
Interest rate derivatives (d)	16.6	—	16.6	—	—
Postretirement benefit payments (e)	0.5	0.1	0.1	0.1	0.2
Operating leases (f)	873.5	75.6	140.6	121.3	536.0

Total contractual cash obligations	$3,107.9	$187.5	$1,496.9	$887.3	$536.2

(a)	The table assumes the long-term debt is held to maturity.
(b)	We have entered into capital leases for furniture, fixtures and equipment. Future capital lease obligations would change if we entered into additional capital lease agreements.
(c)	Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate debt instruments were held constant at the December 31, 2010 rates due to their unpredictable nature.
(d)	The fair value of the interest rate swap and cap agreements are based on quoted market prices for similar instruments from a commercial bank.
(e)	Estimated future benefit payments for certain health care and death benefits for the retired employees of Underwriters Salvage Company, or USC. IAAI assumed the obligation in connection with the acquisition of the capital stock of USC in 1994.
(f)	Operating leases are entered into in the normal course of business. We lease some of our auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.

Off-Balance Sheet Arrangements and Adoption of Accounting Standards Update 2009-16

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had fully utilized its committed liquidity of $450 million from a third party conduit for U.S. finance receivables at December 31, 2010. AFC believes the current aggregate maximum commitment totaling $450 million and available cash will be adequate to fund additional growth in its U.S. finance receivables. Prior to the expiration of the securitization agreement, the Company expects to pursue an amendment or new agreement to increase committed liquidity available under the securitization agreement.

We completed an agreement for the securitization of Automotive Finance Canada, Inc.’s (“AFCI”) receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables through another third party conduit. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million and the recording of the related obligations. The agreement expires on April 20, 2012.

ASU 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $520.1 million at December 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

At December 31, 2010, AFC managed total finance receivables of $771.6 million.

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

AFC’s allowance for losses of $9.7 million and $5.9 million at December 31, 2010 and December 31, 2009, respectively, includes an estimate of losses for finance receivables held for investment as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of December 31, 2010, $763.9 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $520.1 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At December 31, 2010, we were in compliance with the covenants in the securitization agreement.

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

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2010, which are included in this Annual Report on Form 10-K.

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

AFC’s allowance for credit losses includes an estimate of losses for finance receivables held for investment, as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, prior to 2010, an accrued liability was recorded for the estimated losses for loans sold by AFC’s subsidiary, AFC Funding Corporation. These loans were sold to a bank conduit facility with recourse to AFC Funding Corporation and came back on the balance sheet of AFC Funding Corporation at fair value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility. AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, which includes holding vehicle titles where permitted.

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

Self-Insurance Programs

We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers’ compensation claims. We have insurance coverage that limits the exposure on individual claims. We also have insurance coverage that limits the total exposure to overall automobile, general liability and workers’ compensation claims. The cost of the insurance is expensed over the contract periods.

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

New Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update 2010-20) on the credit quality of financing receivables and the allowance for credit losses. The new guidance, which amends ASC 310, Receivables, requires further disaggregated disclosures that improve financial statement users understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new guidance is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the guidance pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As ASU 2010-20 only applies to financial statement disclosures, the adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance, which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $520.1 million at December 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

In October 2009, the FASB issued new guidance (Accounting Standards Update 2009-13) on multiple-deliverable revenue arrangements. The new guidance which amends ASC 605, Revenue Recognition, addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. In addition, ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The new guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company is currently evaluating the impact of ASU 2009-13 on the consolidated financial statements; however, the Company does not expect the adoption will have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $5.0 million for the year ended December 31, 2010. Canadian currency translation negatively affected net income by approximately $0.1 million for the year ended December 31, 2009. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the years ended December 31, 2010 or 2009.

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

The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. At December 31, 2010 and December 31, 2009, respectively, the fair value of the interest rate swap was a $16.6 million unrealized loss and an $8.7 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at December 31, 2010 and December 31, 2009, respectively, the fair value of the interest rate cap was a less than $0.1 million asset and a $0.6 million asset recorded in “Other assets” on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the years ended December 31, 2010 and 2009 would have resulted in an increase in interest expense of approximately $7.1 million and $9.1 million, respectively.

Item 8.	Financial Statements and Supplementary Data

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2010. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2010, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

KAR Auction Services, Inc.:

We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Indianapolis, Indiana

February 24, 2011

KAR Auction Services, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Operating revenues
ADESA Auction Services	$1,075.9	$1,088.5	$1,123.4
IAAI Salvage Services	610.4	553.1	550.3
AFC	128.7	88.0	97.7

Total operating revenues	1,815.0	1,729.6	1,771.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,001.7	997.3	1,053.0
Selling, general and administrative	373.2	364.6	383.7
Depreciation and amortization	171.3	172.4	182.8
Goodwill and other intangibles impairment	—	—	164.4

Total operating expenses	1,546.2	1,534.3	1,783.9

Operating profit (loss)	268.8	195.3	(12.5)
Interest expense	141.4	172.6	215.2
Other (income) expense, net	(2.1)	(11.6)	19.9
Loss on extinguishment of debt	32.7	—	—

Income (loss) before income taxes	96.8	34.3	(247.6)
Income taxes	27.2	11.1	(31.4)

Net income (loss)	$69.6	$23.2	($216.2)

Net income (loss) per share
Basic	$0.52	$0.21	($2.02)

Diluted	$0.51	$0.21	($2.02)

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$119.1	$363.9
Restricted cash	8.6	9.3
Trade receivables, net of allowances of $6.3 and $6.9	271.9	250.4
Finance receivables, net of allowances	126.2	150.3
Finance receivables securitized, net of allowances	635.7	—
Retained interests in finance receivables sold	—	89.8
Deferred income tax assets	40.8	37.3
Other current assets	52.4	40.9

Total current assets	1,254.7	941.9
Other assets
Goodwill	1,554.1	1,528.1
Customer relationships, net of accumulated amortization of $254.3 and $182.7	712.6	753.3
Other intangible assets, net of accumulated amortization of $98.0 and $62.9	269.8	266.8
Unamortized debt issuance costs	41.4	61.6
Other assets	11.9	16.4

Total other assets	2,589.8	2,626.2
Property and equipment, net of accumulated depreciation of $299.8 and $233.4	680.5	683.2

Total assets	$4,525.0	$4,251.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,
	2010	2009
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$287.7	$262.7
Accrued employee benefits and compensation expenses	57.2	56.4
Accrued interest	10.1	14.8
Other accrued expenses	88.8	80.2
Income taxes payable	2.9	2.7
Obligations collateralized by finance receivables	520.1	—
Current maturities of long-term debt	—	225.6

Total current liabilities	966.8	642.4
Non-current liabilities
Long-term debt	1,875.7	2,047.3
Deferred income tax liabilities	326.3	328.2
Other liabilities	111.6	91.9

Total non-current liabilities	2,313.6	2,467.4

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000 Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000 Issued shares: 135,493,537 (2010) 134,509,710 (2009)	1.4	1.4
Additional paid-in capital	1,381.6	1,355.2
Retained deficit	(164.9)	(234.5)
Accumulated other comprehensive income	26.5	19.4

Total stockholders’ equity	1,244.6	1,141.5

Total liabilities and stockholders’ equity	$4,525.0	$4,251.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	106.9	$1.1	$1,026.9	($41.5)	$27.1	$1,013.6

Comprehensive loss:
Net loss		—	—	(216.2)	—	(216.2)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap		—	—	—	1.0	1.0
Unrealized gain on postretirement benefit obligation		—	—	—	0.2	0.2
Foreign currency translation		—	—	—	(49.8)	(49.8)

Comprehensive loss		—	—	(216.2)	(48.6)	(264.8)
Stock-based compensation expense		—	2.0	—	—	2.0
Repurchase of common stock		—	(0.1)	—	—	(0.1)

Balance at December 31, 2008	106.9	$1.1	$1,028.8	($257.7)	($21.5)	$750.7

Comprehensive income:
Net income		—	—	23.2	—	23.2
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives		—	—	—	4.6	4.6
Foreign currency translation		—	—	—	36.4	36.4
Unrealized loss on postretirement benefit obligation		—	—	—	(0.1)	(0.1)

Comprehensive income		—	—	23.2	40.9	64.1
Issuance of common stock	27.6	0.3	310.0	—	—	310.3
Stock-based compensation expense		—	16.4	—	—	16.4

Balance at December 31, 2009	134.5	$1.4	$1,355.2	($234.5)	$19.4	$1,141.5

Comprehensive income:
Net income		—	—	69.6	—	69.6
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate derivatives		—	—	—	(4.8)	(4.8)
Foreign currency translation		—	—	—	12.0	12.0
Unrealized loss on postretirement benefit obligation		—	—	—	(0.1)	(0.1)

Comprehensive income		—	—	69.6	7.1	76.7
Issuance of common stock under stock plans	1.0	—	4.9	—	—	4.9
Stock-based compensation expense		—	19.8	—	—	19.8
Excess tax benefits from stock-based compensation		—	1.7	—	—	1.7

Balance at December 31, 2010	135.5	$1.4	$1,381.6	($164.9)	$26.5	$1,244.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$69.6	$23.2	($216.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171.3	172.4	182.8
Provision for credit losses	13.8	3.2	9.4
Deferred income taxes	(2.3)	(8.8)	(55.6)
Amortization of debt issuance costs	13.7	13.5	13.6
Stock-based compensation	19.8	16.4	(3.8)
(Gain) loss on disposal of fixed assets	1.3	(0.3)	11.1
Goodwill and other intangibles impairment	—	—	164.4
Loss on extinguishment of debt	32.7	—	—
Other non-cash, net	11.1	15.7	10.5
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	50.2	26.1	44.0
Retained interests in finance receivables sold	89.8	(46.4)	28.1
Trade receivables and other assets	(33.6)	38.5	32.4
Accounts payable and accrued expenses	30.2	(2.7)	4.2

Net cash provided by operating activities	467.6	250.8	224.9
Investing activities
Net (increase) decrease in finance receivables held for investment	(669.0)	(10.6)	30.9
Acquisition of businesses and related contingent payments, net of cash acquired	(50.7)	(7.1)	(155.3)
Purchases of property, equipment and computer software	(78.9)	(65.6)	(129.6)
Proceeds from the sale of property and equipment	2.0	7.9	80.9
Decrease in restricted cash	0.7	6.6	1.0

Net cash used by investing activities	(795.9)	(68.8)	(172.1)
Financing activities
Net decrease in book overdrafts	(16.7)	(23.0)	(37.5)
Net (decrease) increase in borrowings from lines of credit	—	(4.5)	4.5
Payments for debt issuance costs/amendments	(1.3)	(5.7)	(1.4)
Net increase in obligations collateralized by finance receivables	520.1	—	—
Payments on long-term debt	(103.3)	(250.0)	(59.3)
Payment for early extinguishment of debt	(317.4)	—	—
Payments on capital leases	(5.0)	(3.0)	(0.9)
Initial net investment for interest rate cap	—	(1.3)	—
Proceeds from issuance of common stock, net of costs	—	310.3	—
Issuance of common stock under stock plans	4.9	—	—
Excess tax benefits from stock-based compensation	1.7	—	—
Repurchase of common stock	—	—	(0.1)

Net cash provided by (used by) financing activities	83.0	22.8	(94.7)
Effect of exchange rate changes on cash	0.5	0.7	(3.8)

Net increase (decrease) in cash and cash equivalents	(244.8)	205.5	(45.7)
Cash and cash equivalents at beginning of period	363.9	158.4	204.1

Cash and cash equivalents at end of period	$119.1	$363.9	$158.4

Cash paid for interest	$131.8	$159.3	$202.0
Cash paid for taxes, net of refunds	$36.3	$18.8	$21.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

•

“Credit Agreement” refers to the Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended on June 10, 2009, October 23, 2009, November 11, 2010 and from time to time;

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

Stock Split

On October 27, 2009, our Board of Directors declared a ten-for-one stock split of our outstanding common stock, which became effective upon the filing of the Amended Charter on December 9, 2009. This stock split resulted in the issuance of approximately 96,168,294 additional shares of common stock and affected the amount of stock options outstanding and exercisable and earnings per share information. The information presented in the accompanying consolidated financial statements and related notes has been adjusted to reflect the ten-for-one stock split.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

Business and Nature of Operations

As of December 31, 2010, we have a network of 70 ADESA whole car auctions and 159 IAAI salvage vehicle auctions which facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

IAAI is one of the two largest providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 88 loan production offices located throughout North America at December 31, 2010. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAAI, independent auctions and auctions affiliated with other auction networks.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

Foreign Currency Translation

Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of operations within “Other (income) expense, net” and resulted in a gain of $1.1 million for the year ended December 31, 2010, a gain of $9.2 million for the year ended December 31, 2009, and a loss

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

of $21.8 million for the year ended December 31, 2008. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of “Accumulated other comprehensive income (loss)”.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

Restricted Cash

AFC Funding Corporation, a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve of 1 percent of total sold receivables to the bank conduit facility as security for the receivables sold. Automotive Finance Canada, Inc. (“AFCI”) is also required to maintain a cash reserve of 1 percent of total receivables sold to its securitization facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. AFC also maintains other cash reserves from time to time associated with its banking relationships. In addition, ADESA has cash reserves with a bank related to vendor purchases.

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

Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 60 days). Prior to January 1, 2010, floorplan receivables included (1) eligible receivables that were not yet sold to the bank conduit facility (see Note 7), (2) Canadian floorplan receivables, (3) U.S. floorplan receivables not eligible for the bank conduit facility, and (4) receivables that were sold to the bank conduit facility that came back on our balance sheet at fair value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility. Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

Trade receivables and finance receivables are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. Prior to January 1, 2010, finance receivables held for sale were carried at lower of cost or fair value. Fair value was based upon estimates of future cash flows including estimates of anticipated credit losses. Estimated losses for receivables sold by AFC Funding Corporation to the bank conduit facility with recourse to AFC Funding Corporation (see Note 6) were recorded as an accrued expense.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Classification of finance receivables in the consolidated statement of cash flows was dependent on the initial balance sheet classification of the finance receivable. Finance receivables initially classified as held for investment were included as an investing activity in the consolidated statement of cash flows and finance receivables initially classified as held for sale were included as an operating cash flow activity.

Retained Interests in Finance Receivables Sold

Prior to January 1, 2010, retained interests in finance receivables sold were classified as trading securities pursuant to ASC 320, Investments-Debt and Equity Securities, and carried at estimated fair value with gains and losses recognized in the consolidated statement of operations. Fair value was based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate.

Other Current Assets

Other current assets consist of inventories, prepaid expenses, taxes receivable and notes receivable. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market. Bad debt expense associated with notes receivable was $0 million, $0.3 million and $0 million for the years ended December 31, 2010, 2009 and 2008.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

Unamortized Debt Issuance Costs

Debt issuance costs reflect the expenditures incurred in conjunction with Term Loan B, the senior notes, the senior subordinated notes and the bank credit facility. The debt issuance costs are being amortized under the effective interest method over their respective lives to interest expense and had a carrying amount of $41.4 million and $61.6 million at December 31, 2010 and 2009.

Other Assets

Other assets consist of below market leases, deposits and other long-term assets.

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

Accounts Payable

Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in “Accounts payable” and amounted to $104.0 million and $120.7 million at December 31, 2010 and 2009.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

AFC

AFC’s revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables. Prior to January 1, 2010, AFC’s net revenue was comprised primarily of securitization income and interest and fee income less provisions for credit losses. The following table summarizes the primary components of AFC’s revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2010	2009	2008
Securitization income	$—	$41.7	$32.4
Interest and fee income	137.9	48.1	64.8
Other revenue	2.0	0.3	1.8
Provision for credit losses	(11.2)	(2.1)	(1.3)

	$128.7	$88.0	$97.7

Securitization income

AFC generally sells its U.S. dollar denominated finance receivables through a revolving private securitization structure. As of January 1, 2010, our consolidated statement of operations no longer reflects securitization income as a result of adopting Accounting Standards Update 2009-16. Additionally, we no longer record a gain on sale for securitization activity since finance receivables securitized no longer receive gain on sale treatment. Prior to January 1, 2010, securitization income was primarily comprised of the gain on sale of finance receivables sold, but also included servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Gains and losses on the sale of receivables were recognized upon transfer to the bank conduit facility. Interest expense related to the revolving sale agreement which was included in securitization income prior to January 1, 2010, is now included in “Interest expense” on the consolidated statement of operations.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

Loan origination costs

Loan origination costs incurred by AFC in originating floorplan receivables are capitalized at the origination of the customer contract. Such costs for receivables retained are amortized over the estimated life of the customer contract. Costs associated with receivables sold are included as a reduction in revenue.

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

Net Income (Loss) per Share

Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the year. Diluted net income per share represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, Compensation-Stock Compensation. We recognize all stock-based compensation as expense in the financial statements and that cost is measured at the fair value of the award at the grant date. We also consider estimated forfeitures in determining compensation expense. Additionally, in accordance with ASC 718, cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) are classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2009 or 2008, as no options were exercised.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

New Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update 2010-20) on the credit quality of financing receivables and the allowance for credit losses. The new guidance, which amends ASC 310, Receivables, requires further disaggregated disclosures that improve financial statement users understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new guidance is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the guidance pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As ASU 2010-20 only applies to financial statement disclosures, the adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance, which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009. This new guidance requires inclusion of loans sold to a bank conduit facility as well as the related obligation originated after December 31, 2009, in our financial statements. We adopted the guidance on January 1, 2010. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $520.1 million at December 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010. See Note 7 for additional information.

In October 2009, the FASB issued new guidance (Accounting Standards Update 2009-13) on multiple-deliverable revenue arrangements. The new guidance which amends ASC 605, Revenue Recognition, addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. In addition, ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The new guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company is currently evaluating the impact of ASU 2009-13 on the consolidated financial statements; however, the Company does not expect the adoption will have a material impact on the consolidated financial statements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Note 3 – Acquisitions

2010 Acquisitions

During the fourth quarter of 2010 the Company completed the acquisition of six used vehicle auctions, two processors of charity donation vehicles which are primarily sold through salvage operations, a loan servicing company focused on servicing loans made by automobile lenders and a company focused on remarketing repossessed vehicles for credit unions. The various purchase agreements included contingent payments related to revenues or unit volumes subsequent to the purchase dates. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships and other intangible assets. In addition, we entered into operating lease obligations related to certain facilities with initial annual lease payments aggregating approximately $0.8 million. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in 2010 was approximately $59.4 million, which includes estimated contingent payments with a present value of $10.7 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $11.1 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $27.9 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and noncompete agreements which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $26.2 million. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s balance sheet and statement of operations.

Some of our acquisitions from prior years included contingent payments typically related to the volume of certain vehicles sold subsequent to the purchase dates. We made contingent payments in 2010, 2009 and 2008 totaling approximately $2.0 million, $1.6 million and $1.5 million, respectively, pursuant to these agreements which resulted in additional goodwill.

2008 Acquisitions

During 2008 the Company completed the acquisition of three used vehicle auctions, 14 salvage auctions and a leading provider of internet-based auction software and services. The various purchase agreements included contingent payments related to revenues or unit volumes subsequent to the purchase dates. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships and other intangible assets. In addition, we entered into operating lease obligations related to certain facilities with initial annual lease payments aggregating approximately $5.9 million. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

The compensation cost that was charged against income for all stock-based compensation plans was $19.8 million and $16.4 million for the years ended December 31, 2010 and 2009, and the total income tax benefit recognized in the consolidated statement of operations for options was approximately $6.6 million and $3.0 million for the years ended December 31, 2010 and 2009. We did not capitalize any stock-based compensation cost in the years ended December 31, 2010 and 2009.

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

Axle Holdings, Inc. Stock Incentive Plan

Prior to the merger transactions, IAAI was a subsidiary of Axle Holdings, Inc. (“Axle Holdings”), which in turn was a subsidiary of Axle LLC. Axle Holdings maintained the Axle Holdings, Inc. Stock Incentive Plan to provide equity incentive benefits to the IAAI employees. Under the Axle Holdings plan, service options and exit options were awarded. The service options vested in three equal annual installments from the grant date based upon service with Axle Holdings and its subsidiaries. The exit options vested upon a change in equity control of Axle LLC. In connection with the completion of the merger transactions, approximately 5.8 million options (service and exit) to purchase shares of Axle Holdings, Inc. stock were converted into approximately 2.3 million options (service and exit) to purchase shares of KAR Auction Services; these converted options have the same terms and conditions as were applicable to the options to purchase shares of Axle Holdings, Inc. The fair value of the exchanged options for which service had been provided approximated $8.9 million and was included as part of the merger price. The converted options are included in the KAR Auction Services, Inc. service option table and exit option table below.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Prior to December 10, 2009, compensation cost was recognized using the straight-line attribution method over the requisite service period for the unvested service options exchanged at the date of the merger. As the ultimate exercisability of the exit options exchanged was contingent upon an event (specifically, a change of control), the compensation expense related to the exchanged exit options was not expected to be recognized until such an event was consummated. However, on December 10, 2009, in conjunction with the initial public offering, all outstanding service options became fully vested and exercisable. In addition, the vesting criteria and exercisability of the exit options were modified. Our board amended the terms of all exit options to substitute the existing criteria governing the exercisability of the exit options with criteria governing exercisability based on the price per share of our common stock. Accordingly, rather than vest upon the achievement of certain specified performance goals at the time of an exit event, the exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan vest as follows:

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

Axle LLC Profit Interests

Axle LLC also maintained two types of profit interests, operating units and value units, which are held by certain designated employees of IAAI. Upon an exit event as defined by the Axle LLC operating agreement, holders of the profit interests will receive a cash distribution from Axle LLC. The service requirement for the operating units was fulfilled during 2008 and as such the operating units are fully vested. The value units vest upon a change in equity control of Axle LLC. The number of value units eligible for distribution will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors’ achievement of certain multiples on their original indirect equity investment in Axle Holdings subject to a minimum internal rate of return at the time of distribution. A total of 191,152 operating units and 382,304 value units are maintained by Axle LLC and there were no changes to the terms and conditions of the units as a result of the merger transactions.

The operating units are accounted for as liability awards and as such, compensation expense related to the operating units is recognized using the graded-vesting attribution method. For the year ended December 31, 2010, less than $0.1 million of compensation expense was reversed as the fair value of the operating units

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

declined slightly. Compensation expense for the year ended December 31, 2009 was $ 4.2 million, and for the year ended December 31, 2008, $4.8 million of compensation expense was reversed as the fair value of the operating units declined. As of December 31, 2010, there was no unrecognized compensation expense and the Axle LLC operating units were fully vested.

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

In 2010, we granted approximately 0.5 million service options with a weighted average exercise price of $12.90 per share under the Omnibus Plan. In addition, in 2010 we granted approximately 0.7 million exit options with an exercise price per share of $13.46 under the Omnibus Plan. The service and exit options have a ten year life and the service options vest in four equal annual installments, commencing on the first anniversary of the respective grant dates. The exit options contain the same vesting criteria as those noted below under the KAR Auctions Services, Inc. Stock Incentive Plan.

KAR Auction Services, Inc. Stock Incentive Plan

The Company adopted the KAR Auction Services, Inc. Stock Incentive Plan (“the Plan”) in May 2007. The Plan was intended to provide equity incentive benefits to the Company employees. The maximum number of shares that were to be issued pursuant to awards under the Plan was approximately 7.9 million. The Plan provided for the grant of incentive stock options and non-qualified stock options and restricted stock. Awards granted since the adoption of the Plan were non-qualified stock options, and no further grants will be awarded under the Plan.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2010:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	3,223,580	$7.70
Granted	532,062	12.90
Exercised	(968,693)	4.92
Forfeited	(36,612)	12.73
Cancelled	(13,864)	11.45

Outstanding at December 31, 2010	2,736,473	$9.61	6.5 years	$11.8

Exercisable at December 31, 2010	2,241,443	$8.92	5.9 years	$11.4

The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2010. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services’ closing

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

stock price of $13.80 on December 31, 2010. The total intrinsic value of options exercised during the year ended December 31, 2010 was $7.4 million. The fair value of all vested and exercisable service options at December 31, 2010, 2009 and 2008 was $30.9 million, $44.5 million and $18.2 million, respectively.

We recognized compensation expense for the service options of approximately $0.3 million for the year ended December 31, 2010. In accordance with ASC 718, we determined the fair value of all outstanding service options at the date of the modification (December 10, 2009) using the Black-Scholes option pricing model. The fair value of the modified service options was approximately $19.6 million. We recognized compensation expense for the service options of approximately $7.8 million for the year ended December 31, 2009. Since the service options became fully vested in December 2009, we recorded the difference between the modified fair value of the awards and the cumulative compensation expense previously recognized. The Company recorded compensation expense of $2.0 million for the service options for the year ended December 31, 2008. As of December 31, 2010, there was approximately $1.7 million of unrecognized compensation expense related to nonvested service options.

With the exception of the period of time between February 2009 and December 10, 2009, service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service period, using the straight-line attribution method. The weighted average fair value of the service options granted was $4.07 per share, $3.22 per share and $4.66 per share for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average fair value of all service options modified on December 10, 2009 was $6.09 per share. The fair value of service options granted, as well as service options modified on December 10, 2009, was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2010	2009	2008
Risk-free interest rate	0.805% -1.81%	0.32% -2.205%	1.735% -2.935%
Expected life	4 years	1 – 5 years	4 years
Expected volatility	38.0%	38.0%	38.0%
Dividend yield	0%	0%	0%

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

Expected volatility – Actual changes in the market value of stock are used to calculate the volatility assumption. Based on the Company’s limited time as a publicly traded company, the expected volatility used was determined based on a combination of historical volatility, the volatility of selected comparable companies and other relevant factors. An increase in the expected volatility will increase compensation expense.

Dividend yield – This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2010:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	5,985,745	$10.12
Granted	746,452	13.46
Exercised	—	N/A
Forfeited	(241,990)	10.20
Cancelled	—	N/A

Outstanding at December 31, 2010	6,490,207	$10.50	7.0 years	$22.5

The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2010. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services’ closing stock price of $13.80 on December 31, 2010.

The requisite service period and the fair value of the exit options granted in 2010 and at the date of the modification were developed in consultation with independent valuation specialists. The weighted average fair value of exit options granted in 2010 was $7.89 per share. The weighted average fair value of all exit options modified on December 10, 2009 was $6.96 per share, and the fair value of the modified exit options was approximately $10.4 million. The time horizons over which our stock price is projected to achieve the market conditions noted in the above tables ranges from 1.2 years to 3.9 years. As a result, compensation expense will be recognized over the derived service periods ranging from 1.2 years to 3.9 years. We recognized compensation expense for these exit options of approximately $18.0 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively. As the ultimate exercisability of the exit options was contingent upon an event (specifically, a change in control) prior to modification on December 10, 2009, there was no compensation expense recognized in 2008. As of December 31, 2010, there was approximately $27.6 million of total unrecognized compensation expense related to the nonvested exit options.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

There were approximately 0.1 million operating units awarded and 0.4 million value units awarded to employees of the Company in June 2007 with a strike price equal to $100 for the override units. The following table summarizes the KAR LLC override unit activity for the year ended December 31, 2009:

Override Units:	Operating Units	Value Units
Outstanding at January 1, 2010	121,046	363,139
Granted	—	—
Forfeited	—	—

Outstanding at December 31, 2010	121,046	363,139

The grant date fair value of the operating units and value units was $36.90 and $45.21, respectively. The fair value of each operating unit was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each value unit was estimated on the date of grant using a lattice-based valuation model.

The compensation expense of KAR LLC, which is for the benefit of Company employees, will result in a capital contribution from KAR LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the straight-line attribution method and resulted in $1.6 million and $4.2 million for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, $1.0 million of compensation expense was reversed as the fair value of the operating units declined. As of December 31, 2010, there was approximately $0.7 million of unrecognized compensation expense related to nonvested operating units which is expected to be recognized over a term of 0.5 years.

The Company has not recorded compensation expense related to the value units and none will be recognized until it becomes probable that the performance conditions associated with the value units will be achieved.

KAR Auction Services, Inc. Employee Stock Purchase Plan

Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan (“ESPP”) in December 2009 and the ESPP was implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at December 31, 2010, 949,243 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation – Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant’s combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 5 – Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share (in millions except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$69.6	$23.2	($216.2)

Weighted average common shares outstanding	134.9	108.0	106.9
Effect of dilutive stock options	1.0	0.1	—

Weighted average common shares outstanding and potential common shares	135.9	108.1	106.9

Net income (loss) per share
Basic	$0.52	$0.21	($2.02)

Diluted	$0.51	$0.21	($2.02)

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted net income (loss) per share was calculated consistent with basic net income (loss) per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income (loss) per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 0.6 million options were excluded from the calculation of diluted net income per share for the years ended December 31, 2010 and 2009. Total options outstanding at December 31, 2010, 2009 and 2008 were 9.2 million, 9.2 million and 8.8 million, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net income per share for the year ended December 31, 2008 because to do so would have been antidilutive based on the year-to-date losses.

Note 6 – Allowance for Credit Losses and Doubtful Accounts

The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2010	2009	2008
Allowance for Credit Losses
Balance at beginning of period	$5.9	$6.3	$7.5
Provision for credit losses	11.2	1.8	1.3
Recoveries	4.0	0.4	0.3
Less charge-offs	(11.4)	(2.8)	(2.4)
Other	—	0.2	(0.4)

Balance at end of period	$9.7	$5.9	$6.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

AFC’s allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries as well as an allowance for any further deterioration in the finance receivables after they were repurchased from the bank conduit facility in 2008 and 2009. Additionally, an accrued liability of $2.4 million for the estimated losses for loans sold by AFC Funding was recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to AFC Funding and came back on the balance sheet of AFC Funding at fair value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility. The allowance for credit loss activity for 2009 and 2008 does not include the losses incurred when receivables repurchased from the bank conduit facility were recorded at fair value as they came back on our balance sheet, which is discussed further in Note 7.

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2010	2009	2008
Allowance for Doubtful Accounts
Balance at beginning of period	$6.9	$10.8	$6.3
Provision for credit losses	2.6	1.1	8.1
Less net charge-offs	(3.2)	(5.0)	(3.6)

Balance at end of period	$6.3	$6.9	$10.8

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 7 – Finance Receivables and Obligations Collateralized by Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million from a third party conduit for U.S. finance receivables at December 31, 2010 and 2009.

We completed an agreement for the securitization of AFCI receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables through another third party conduit. The initial funding for securitization of Canadian finance receivables resulted in net proceeds of $56.6 million and the recording of the related obligations. The agreement expires on April 20, 2012.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The following tables present quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2010		Net Credit Losses During 2010
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$765.0	$4.8	$7.4
Special purpose loans	6.6	0.8	—

Total receivables managed	$771.6	$5.6	$7.4

	December 31, 2009		Net Credit Losses During 2009
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$145.9	$1.6	$2.5
Special purpose loans	10.3	3.4	—

Finance receivables held	$156.2	$5.0	$2.5

Receivables sold	367.0

Retained interests in finance receivables sold	89.8

Total receivables managed	$613.0

The net credit losses for receivables sold approximated $22.9 million and $44.0 million for the years ended December 31, 2009 and 2008.

At December 31, 2010, AFC managed total finance receivables of $771.6 million.

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

AFC’s allowance for losses of $9.7 million and $5.9 million at December 31, 2010 and December 31, 2009, respectively, includes an estimate of losses for finance receivables as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility. Additionally, accrued liabilities of $2.4 million for the estimated losses for loans sold by the special purpose subsidiary were recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to the special purpose subsidiary and came back on the balance sheet of the special purpose subsidiary at fair value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

As of December 31, 2009, the outstanding receivables sold, the retained interests in finance receivables sold and a cash reserve of 1 percent of total sold receivables serve as security for the receivables that have been sold to the bank conduit facility. As of December 31, 2010, $763.9 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $520.1 million of obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At December 31, 2010, we were in compliance with the covenants in the securitization agreements.

The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Year Ended December 31,
	2010	2009	2008
Proceeds from sales of finance receivables	N/A	$3,215.1	$4,169.0
Servicing fees received	N/A	10.4	17.0
Proceeds received on retained interests in finance receivables sold	$89.8	84.5	104.3

Prior to January 1, 2010, our retained interests in finance receivables sold included a nominal interest only strip and amounted to $89.8 million and $43.4 million at December 31, 2009 and 2008. Sensitivities associated with our retained interests were insignificant at all periods presented due to the short-term nature of the asset.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. Obligations collateralized by finance receivables were $520.1 million at December 31, 2010. In addition, the new guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 8 – Goodwill and Other Intangible Assets

Goodwill consisted of the following (in millions):

	ADESA Auctions	IAAI	AFC	Total
Balance at December 31, 2008	$824.8	$503.6	$196.3	$1,524.7
Increase for acquisition activity	1.3	1.6	—	2.9
Other	0.5	—	—	0.5

Balance at December 31, 2009	$826.6	$505.2	$196.3	$1,528.1
Increase for acquisition activity	8.8	16.4	0.6	25.8
Other	0.2	—	—	0.2

Balance at December 31, 2010	$835.6	$521.6	$196.9	$1,554.1

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. At December 31, 2009, there was $1,528.1 million of goodwill recorded on our consolidated balance sheet that was recorded as a result of the merger transactions, post merger acquisitions and contingent consideration related to prior year acquisitions. Goodwill increased in 2009 primarily as a result of contingent consideration related to prior year acquisitions. Goodwill increased in 2010 primarily as a result of current year acquisitions and contingent consideration related to prior year acquisitions. The goodwill resulting from the businesses acquired in 2010 is expected to be deductible for tax purposes.

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

A summary of customer relationships is as follows (in millions):

	Useful Lives (in years)	December 31, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	11-19	$966.9	($254.3)	$712.6	$936.0	($182.7)	$753.3

The decrease in customer relationships in 2010 was primarily related to the amortization of existing customer relationships, partially offset by an increase in customer relationships recorded in conjunction with 2010 acquisitions and an increase in customer relationships as a result of changes in the Canadian exchange rate.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

A summary of other intangibles is as follows (in millions):

	Useful Lives (in years)	December 31, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	Indefinite	$189.6	—	$189.6	$187.5	—	$187.5
Computer software	3 – 7	159.9	(81.7)	78.2	126.3	(47.3)	79.0
Covenants not to compete	1 – 5	18.3	(16.3)	2.0	15.9	(15.6)	0.3

Total		$367.8	($98.0)	$269.8	$329.7	($62.9)	$266.8

Other intangibles increased in 2010 primarily as a result of computer software additions and acquisitions.

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

Amortization expense for customer relationships and other intangibles was $100.3 million, $90.1 million and $90.0 million for the years ended December 31, 2010, 2009 and 2008. Estimated amortization expense for the next five years is $94.3 million for 2011, $81.4 million for 2012, $76.7 million for 2013, $74.4 million for 2014 and $74.4 million for 2015.

Note 9 – Property and Equipment

Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2010	2009
Land		$262.3	$260.0
Buildings	3 – 40	220.3	215.7
Land improvements	1 – 20	126.2	118.9
Building and leasehold improvements	1 – 33	171.0	139.2
Furniture, fixtures and equipment	1 – 10	169.7	148.1
Vehicles	1 – 6	7.5	7.8
Construction in progress		23.3	26.9

		980.3	916.6
Accumulated depreciation		(299.8)	(233.4)

Property and equipment, net		$680.5	$683.2

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $71.0 million, $82.3 million and $92.8 million, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

In 2010 and 2009, IAAI acquired furniture, fixtures and equipment by undertaking capital lease obligations. The assets included above under the capital leases are summarized below (in millions):

	December 31,
Classes of Property	2010	2009
Furniture, fixtures and equipment	$23.3	$14.3
Accumulated depreciation	(8.6)	(3.4)

Capital lease assets	$14.7	$10.9

Assets held under the capital leases were depreciated in a manner consistent with our depreciation policy for owned assets.

Note 10 – Self Insurance and Retained Loss Reserves

We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers’ compensation claims. We have insurance coverage that limits the exposure on individual claims. We also have insurance coverage that limits the total exposure to overall automobile, general liability and workers’ compensation claims. The cost of the insurance is expensed over the contract periods. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. Accrued medical benefits and workers’ compensation expenses are included in “Accrued employee benefits and compensation expenses” while accrued automobile and general liability expenses are included in “Other accrued expenses.”

The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2010	2009
Balance at beginning of period	$26.1	$23.8
Net payments	(46.9)	(46.9)
Expense	47.9	49.2

Balance at end of period	$27.1	$26.1

Individual stop-loss coverage for medical benefits was $0.2 million for both 2010 and 2009. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile, general liability and workers’ compensation claims was $0.5 million for both the 2010 and 2009 policy years. The aggregate policy limits for the combined automobile, general liability and workers’ compensation program was $20.0 million for both the 2010 and 2009 policy years.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 11 – Long-Term Debt

Long-term debt consisted of the following (in millions):

			December 31,
	Interest Rate	Maturity	2010	2009
Term Loan B	LIBOR + 2.75%(1)	October 19, 2013	$1,144.6	$1,247.9
$250 million revolving credit facility	LIBOR + 2.75%(1)	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	131.1	425.0
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			1,875.7	2,272.9
Less current portion of long-term debt			—	225.6

Long-term debt			$1,875.7	$2,047.3

(1)	Effective December 10, 2009, the interest rate increased from LIBOR + 2.25% to LIBOR + 2.75%.

The weighted average interest rate on our variable rate debt was 3.2% and 3.1% at December 31, 2010 and 2009, respectively, and the weighted average interest rate on all borrowings was 5.0% and 5.5% at December 31, 2010 and 2009, respectively.

Credit Facilities

In 2007, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. There were no borrowings under the revolver at December 31, 2010 or 2009, although we did have related outstanding letters of credit in the aggregate amount of $29.4 million and $31.7 million at December 31, 2010 and 2009, respectively, which reduce the amount available for borrowings under our credit facility.

On October 23, 2009, we entered into an amendment to the Credit Agreement. As part of the amendment, we paid an amendment fee of 25 basis points to approving lenders, based on commitments outstanding as of October 23, 2009, on the effective date of the amendment. The amendment became effective with the satisfaction of certain conditions precedent, including the consummation of our initial public offering and the prepayment of $250 million or more of Term Loan B. The amendment (i) allowed KAR LLC to own less than 100% of our outstanding capital stock, (ii) permitted us to use proceeds from the initial public offering and any future offering of common stock plus unrestricted cash on hand at the time of the initial public offering to repay, redeem, repurchase or defease, or segregate funds with respect to, one or more of our senior subordinated notes, fixed senior notes and floating senior notes and (iii) permitted us to pay accelerated management fees to our Equity Sponsors in connection with the termination of our ongoing financial advisory fees with them. In addition, the following revisions, among others, occurred:

•	availability of borrowings under the revolving credit facility were reduced by $50 million to $250 million;

•	the revolving credit facility and Term Loan B interest rate were increased to LIBOR plus a margin of 2.75% from LIBOR plus a margin of 2.25%; and

•	the pricing grid of both facilities was eliminated.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

On November 11, 2010, we entered into another amendment to the Credit Agreement which allowed us, on or after the effective date of the amendment, to redeem, repurchase, defease or otherwise prepay a portion of our outstanding unsecured senior notes in an aggregate principal amount, together with all accrued and unpaid interest and all fees, premiums, disbursements or expenses, not to exceed $75 million. The amendment became effective with the satisfaction of certain conditions precedent, including the prepayment of at least $75 million of Term Loan B.

As part of the October 2009 amendment to the Credit Agreement, we prepaid $250 million of Term Loan B in the fourth quarter of 2009 using proceeds from the initial public offering as well as cash on hand. In accordance with terms of the Credit Agreement, 50% of the net proceeds from the initial securitization of AFC’s Canadian receivables were used to prepay $28.3 million of Term Loan B in February 2010. In addition, as part of the November 2010 amendment to the Credit Agreement, we prepaid $75 million of Term Loan B in the fourth quarter of 2010 using cash on hand. There are no further scheduled quarterly installments due on Term Loan B and the remaining balance is due at maturity (October 19, 2013). However, the senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and, (ii) for any fiscal year ending on or after December 31, 2008, any excess cash flow as defined, subject to reduction based on our achievement of specified consolidated senior leverage ratios as defined in the Credit Agreement. If there is any excess cash flow, as defined in the loan documents for our senior secured credit facility, we shall prepay Term Loan B in an amount equal to 50% of the excess cash flow on or before the 105th day following the end of the fiscal year. There were no excess cash flow payments, as defined, due for the years ended December 31, 2010 or 2009.

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

The terms of the Credit Agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement also includes covenants that, among other things, limit or restrict us and our subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at December 31, 2010 or 2009. We were in compliance with the covenants in the credit facility at December 31, 2010.

Senior Notes

In 2007 we issued $450.0 million of 8 3/4% senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. The floating rate notes were non-callable for two years, after which they became callable at a premium declining ratably to par at the end of year four. Interest on the floating rate notes is payable quarterly in arrears and commenced on August 1, 2007. The fixed rate notes are non-callable for three years, after which they are callable at a premium declining ratably to par at the end of year six. Interest on both the fixed rate notes and the senior subordinated notes is payable semi-annually in arrears, and commenced on November 1, 2007.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

In the fourth quarter of 2010, we conducted another cash tender offer for certain of the notes described above. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes were accepted for prepayment. In December 2010, we prepaid $68.3 million principal amount of the 10% senior subordinated notes with available cash. We incurred a loss on the extinguishment of the notes of $7.4 million in the fourth quarter of 2010.

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

Canadian Line of Credit

In 2010, we increased the line of credit available to ADESA Canada from C$4 million to C$8 million. The line of credit bears interest at a rate equal to the Canadian prime rate plus 150 basis points. There were no borrowings under the Canadian line of credit at December 31, 2010 or 2009. There were related letters of credit outstanding totaling approximately C$1.8 million at December 31, 2010 and December 31, 2009, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.

Future Principal Payments

At December 31, 2010 aggregate future principal payments on long-term debt are as follows (in millions):

2011	$—
2012	—
2013	1,144.6
2014	600.0
2015	131.1
Thereafter	—

$1,875.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$650 million notional interest rate swap	Other assets	$—	Other assets	$—	Other accrued expenses	$16.6	Other accrued expenses	$8.7
$250 million notional interest rate cap	Other current assets	$—	Other assets	$0.6	Other accrued expenses	$—	Other accrued expenses	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The earnings impact of the interest rate derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in 2010, 2009 or 2008. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. At December 31, 2009, there was a net unrealized loss totaling $5.7 million, net of tax benefits of $3.5 million The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of operations for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Year Ended December 31,			Year Ended December 31,
	2010	2009		2010	2009
$800 million notional interest rate swap	N/A	$16.3	Interest expense	N/A	($16.1)
$650 million notional interest rate swap	($7.9)	($8.7)	Interest expense	($12.6)	($6.4)
$250 million notional interest rate cap	$0.1	($0.4)	N/A	$—	$—

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

The fair value of our notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to us for notes of similar maturities. As of December 31, 2010, the fair value of our notes receivable approximated the carrying value.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

As of December 31, 2010 and 2009, the estimated fair value of our long-term debt amounted to $1,885.4 million and $2,226.0 million, respectively. The estimates of fair value are based on the market prices for our publicly-traded debt as of December 31, 2010 and 2009. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

	Operating Leases	Capital Leases
2011	$75.6	$6.2
2012	72.7	5.4
2013	67.9	4.0
2014	63.6	1.8
2015	57.7	0.3
Thereafter	536.0	—

	$873.5	$17.7

Less: interest portion of capital leases		3.0

Total		$14.7

Total lease expense for the years ended December 31, 2010, 2009 and 2008 was $88.0 million, $86.5 million and $73.7 million.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The aggregate sales price for the ADESA Entities’ interest in the subject properties was $81.9 million. We received net cash proceeds of approximately $73.1 million from the closing of the sale-leaseback of the first seven locations on September 4, 2008. In addition, we received net cash proceeds of approximately $7.4 million from the closing of the separate transaction in Fairburn, Georgia on October 3, 2008. The transactions resulted in a net loss of $10.7 million which has been recorded in “Selling, general and administrative” expenses on the consolidated statement of operations for the year ended December 31, 2008. We utilized 50% of the net proceeds to prepay Term Loan B in accordance with the terms of our Credit Agreement.

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

Note 14 – Income Taxes

The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
Domestic	$31.8	($11.7)	($274.7)
Foreign	65.0	46.0	27.1

Total	$96.8	$34.3	($247.6)

Income tax expense (benefit):
Current:
Federal	($0.3)	($2.8)	$7.3
Foreign	24.6	20.0	15.3
State	5.2	2.7	1.6

Total current provision	29.5	19.9	24.2

Deferred:
Federal	7.8	(2.2)	(46.1)
Foreign	(4.5)	(6.3)	(5.6)
State	(5.6)	(0.3)	(3.9)

Total deferred provision	(2.3)	(8.8)	(55.6)

Income tax expense (benefit)	$27.2	$11.1	($31.4)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory rate	35.0%	35.0%	(35.0%)
State and local income taxes, net	2.6%	6.9%	(0.3%)
Reserves for tax exposures	(0.7%)	(13.8%)	0.8%
State NOL valuation allowance reversal	(3.9%)	—	—
International operations	(5.1%)	(5.6%)	0.5%
Stock-based compensation	0.5%	8.6%	(0.8%)
Intangible impairment charge	—	—	22.8%
Other, net	(0.3%)	1.3%	(0.7%)

Effective rate	28.1%	32.4%	(12.7%)

During 2010, the effective rate benefited from lower tax rates in state and foreign jurisdictions, the release of tax reserves for uncertain tax positions due to the expiration of certain statute of limitations and the recognition of previously unrecognized deferred tax assets. During 2009, the effective tax rate benefited from lower tax rates in foreign jurisdictions and the release of tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. The benefit was partially offset by the impact of nondeductible stock compensation expense. During 2008, the effective rate was adversely impacted by the non-deductible impairment charge for various intangible assets at AFC as discussed in Note 8.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2010	2009
Gross deferred tax assets:
Allowances for trade and finance receivables	$6.0	$6.9
Accruals and liabilities	31.8	24.1
Employee benefits and compensation	26.4	19.8
Interest rate swap	6.4	3.5
Net operating loss carryforwards	18.7	36.7
Investment basis difference	3.0	4.0
Foreign tax credit	2.7	—
Other	3.6	3.1

Total deferred tax assets	98.6	98.1

Deferred tax asset valuation allowance	(9.1)	(8.7)

Total	89.5	89.4

Gross deferred tax liabilities:
Property and equipment	(21.3)	(12.4)
Goodwill and intangible assets	(353.7)	(367.2)
Other	—	(0.7)

Total	(375.0)	(380.3)

Net deferred tax liabilities	($285.5)	($290.9)

The gross tax benefit from state and federal net operating loss carryforwards expire as follows (in millions):

2011	$—
2012	0.4
2013	0.4
2014	0.5
2015	0.2
2016 to 2030	17.2

$18.7

Undistributed earnings of our foreign subsidiaries were approximately $170.0 million, $107.6 million and $55.6 million in 2010, 2009 and 2008. Because these amounts have been or will be reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings.

We made federal income tax payments, net of federal income tax refunds, of $5.3 million in 2010. We received federal income tax refunds, net of federal income tax payments, of $2.8 million in 2009. We made federal income tax payments, net of federal income tax refunds, of $3.2 million in 2008. State and foreign income taxes paid by us, net of refunds, totaled $31.0 million, $21.6 million and $18.2 million in 2010, 2009 and 2008.

We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2010	2009
Balance at beginning of period	$26.4	$31.1
Increase in tax positions related to acquisitions	—	—
Increase in prior year tax positions	1.4	—
Decrease in prior year tax positions	(0.7)	(0.1)
Increase in current year tax positions	1.3	0.8
Settlements	(0.2)	(0.6)
Lapse in statute of limitations	(2.3)	(4.8)

Balance at end of period	$25.9	$26.4

There are no unrecognized tax benefits at the end of 2010 and 2009 that, if recognized, would be recorded as an adjustment to goodwill.

We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $3.4 million, $3.4 million and $4.0 million in 2010, 2009 and 2008 associated with interest and penalties, net of tax.

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

Based on the potential outcome of the Company’s tax examinations and the expiration of the statute of limitations for specific jurisdictions it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0 to $16 million decrease.

Note 15 – Employee Benefit Plans

401(k) Plan

We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. Throughout 2008 and 2009 we matched 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant’s compensation. Effective January 1, 2010, the matching policy was amended, and as a result the Company matches 50 percent of participant contributions up to 4%. Participants are 100 percent vested in the Company’s contributions. For the years ended December 31, 2010, 2009 and 2008 we contributed $3.2 million, $6.6 million and $6.9 million.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

The net liability recognized in the balance sheet at December 31, 2010 and 2009 was $0.5 million. The amounts recognized as a charge against accumulated other comprehensive income in 2010 and 2009 were $0.4 million and $0.5 million, respectively.

Effective January 20, 1994, the date of the USC acquisition, IAAI discontinued future participation for active employees. The contribution for 2011 is not expected to exceed $0.1 million.

Note 16 – Commitments and Contingencies

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

We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in “Other accrued expenses” were $0.8 million and $1.1 million at December 31, 2010 and December 31, 2009. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

December 31, 2010, 2009 and 2008

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI, the owner, and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2010, IAAI began implementing a stormwater sampling plan to comply with the Washington State Department of Ecology source control requirements.

Note 17 – Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$69.6	$23.2	($216.2)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	12.0	36.4	(49.8)
Unrealized gain (loss) on interest rate derivatives	(4.8)	4.6	1.0
Unrealized gain (loss) on postretirement benefit obligation	(0.1)	(0.1)	0.2

Comprehensive income (loss)	$76.7	$64.1	($264.8)

The composition of “Accumulated other comprehensive income” at December 31, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $10.5 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $36.8 million.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

The composition of “Accumulated other comprehensive income” at December 31, 2009, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $5.7 million, a $0.3 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $24.8 million.

Note 18 – Fair Value Measurements

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$16.6	$—	$16.6	$—

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Retained interest	$89.8	$—	$—	$89.8
Interest rate cap	0.6	—	0.6	—
Liabilities:
Interest rate swap	$8.7	$—	$8.7	$—

Retained Interest –The fair value of the retained interest in finance receivables sold prior to January 1, 2010 was based upon our estimates of future cash flows, using assumptions that market participants would use to value

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate. The recorded fair value, however, required significant management judgment or estimation and may not necessarily have represented what we would have received in an actual sale of the receivables.

Interest Rate Swap – Under the interest rate swap agreement, we pay a fixed LIBOR rate on a notional amount and receive a variable LIBOR rate which effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate swap is based on quoted market prices for similar instruments from a commercial bank.

Interest Rate Cap – Under the interest rate cap agreement, we will receive interest on a notional amount when one-month LIBOR exceeds 2.5%. This agreement effectively hedges a portion of the Term Loan B credit facility. The fair value of the interest rate cap is based on quoted market prices for similar instruments from a commercial bank.

Note 19 – Related Party Transactions

Financial Advisory Agreements

The Equity Sponsors own the controlling interest in KAR LLC. Under the terms of the financial advisory agreements between the Equity Sponsors and KAR Auction Services, upon completion of the merger and contribution, we (1) paid the Equity Sponsors a total fee of $34.7 million and (2) commenced paying an annual financial advisory fee of $3.5 million, payable quarterly in advance to the Equity Sponsors (with the first such fee, prorated for the remainder of the then current quarter, paid at the closing of the merger), for services to be provided by each of the Equity Sponsors to us. In addition, we pay the Equity Sponsors travel expenses related to KAR Auction Services, pursuant to the terms contained in the financial advisory agreements. In connection with our initial public offering, we entered into a termination letter agreement with each of our Equity Sponsors (or their affiliates) pursuant to which the parties agreed to terminate the ongoing financial advisory fees described above. Pursuant to the terms of each such termination agreement, we paid the Equity Sponsors (or their affiliates) an aggregate fee of $10.5 million at the consummation of the initial public offering in December 2009. We paid the Equity Sponsors approximately $0.2 million for travel expenses for the year ended December 31, 2010, and $14.2 million and $3.7 million related to the financial advisory fee and travel expenses for the years ended December 31, 2009 and 2008.

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

Towing and Transportation Services

In the ordinary course of business, we have received towing, transportation and recovery services from companies which are controlled by our chairman. Amounts paid to these companies were approximately $1.1 million, $1.6 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008. The transportation services were provided at terms consistent with those of other providers of similar services.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 20 – Segment Information

ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. We have three reportable business segments: ADESA Auctions, IAAI and AFC. These reportable segments offer different services and are managed separately based on the fundamental differences in their operations.

ADESA Auctions encompasses all wholesale auctions throughout North America (U.S., Canada and Mexico). ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$1,075.9	$610.4	$128.7	$—	$1,815.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	611.2	362.0	28.5	—	1,001.7
Selling, general and administrative	211.9	78.9	18.6	63.8	373.2
Depreciation and amortization	86.9	58.9	25.0	0.5	171.3

Total operating expenses	910.0	499.8	72.1	64.3	1,546.2

Operating profit (loss)	165.9	110.6	56.6	(64.3)	268.8

Interest expense	0.9	2.3	7.2	131.0	141.4
Other (income) expense, net	(1.0)	(1.3)	1.6	(1.4)	(2.1)
Loss on extinguishment of debt	—	—	—	32.7	32.7
Intercompany expense (income)	42.3	38.2	(11.7)	(68.8)	—

Income (loss) before income taxes	123.7	71.4	59.5	(157.8)	96.8

Income taxes	43.6	26.7	21.1	(64.2)	27.2

Net income (loss)	$80.1	$44.7	$38.4	($93.6)	$69.6

Assets	$2,036.4	$1,188.9	$1,171.7	$128.0	$4,525.0

Capital expenditures	$44.3	$34.3	$0.3	$—	$78.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2009 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$1,088.5	$553.1	$88.0	$—	$1,729.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	615.4	352.1	29.8	—	997.3
Selling, general and administrative	207.1	65.5	11.6	80.4	364.6
Depreciation and amortization	88.4	58.3	24.7	1.0	172.4

Total operating expenses	910.9	475.9	66.1	81.4	1,534.3

Operating profit (loss)	177.6	77.2	21.9	(81.4)	195.3

Interest expense	0.7	1.4	—	170.5	172.6
Other (income) expense, net	(2.4)	(2.4)	1.2	(8.0)	(11.6)
Intercompany expense (income)	28.9	36.2	(6.8)	(58.3)	—

Income (loss) before income taxes	150.4	42.0	27.5	(185.6)	34.3

Income taxes	56.0	16.2	8.4	(69.5)	11.1

Net income (loss)	$94.4	$25.8	$19.1	($116.1)	$23.2

Assets	$1,989.6	$1,170.7	$654.1	$436.9	$4,251.3

Capital expenditures	$43.4	$20.6	$1.6	$—	$65.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Geographic Information

Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2010	2009	2008
Operating revenues
U.S.	$1,494.3	$1,443.6	$1,468.5
Foreign	320.7	286.0	302.9

	$1,815.0	$1,729.6	$1,771.4

	December 31,
	2010	2009
Long-lived assets
U.S.	$3,008.3	$3,041.3
Foreign	262.0	268.1

	$3,270.3	$3,309.4

No single customer accounted for more than ten percent of our total revenues.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 21 – Quarterly Financial Data (Unaudited)

Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2010 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$458.4	$470.0	$445.3	$441.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	256.0	251.7	241.6	252.4
Selling, general, and administrative expenses	95.0	90.8	90.4	97.0
Depreciation and amortization	43.3	41.8	42.2	44.0

Total operating expenses	394.3	384.3	374.2	393.4

Operating profit	64.1	85.7	71.1	47.9

Interest expense	34.9	35.9	35.5	35.1
Other (income) expense, net	(2.9)	1.3	(1.1)	0.6
Loss on extinguishment of debt	25.3	—	—	7.4

Income before income taxes	6.8	48.5	36.7	4.8
Income taxes	(1.3)	19.9	11.1	(2.5)

Net income	$8.1	$28.6	$25.6	$7.3

Basic and diluted net income per share of common stock	$0.06	$0.21	$0.19	$0.05

2009 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$442.5	$439.1	$430.1	$417.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	268.9	246.6	239.6	242.2
Selling, general, and administrative expenses	85.8	87.1	101.4	90.3
Depreciation and amortization	46.0	42.3	41.6	42.5

Total operating expenses	400.7	376.0	382.6	375.0

Operating profit	41.8	63.1	47.5	42.9

Interest expense	46.6	46.9	39.3	39.8
Other (income) expense, net	1.7	(6.2)	(4.8)	(2.3)

Income (loss) before income taxes	(6.5)	22.4	13.0	5.4
Income taxes	(3.0)	9.6	4.4	0.1

Net income (loss)	($3.5)	$12.8	$8.6	$5.3

Basic and diluted net income (loss) per share of common stock	($0.03)	$0.12	$0.08	$0.05

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Note 22 – Supplemental Guarantor Information

Our obligations related to Term Loan B, the revolving credit facility, 10% senior subordinated notes, 8 3/4% senior notes and floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,382.2	$432.8	$—	$1,815.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	841.4	160.3	—	1,001.7
Selling, general and administrative	5.1	319.9	48.2	—	373.2
Depreciation and amortization	—	147.7	23.6	—	171.3

Total operating expenses	5.1	1,309.0	232.1	—	1,546.2

Operating profit (loss)	(5.1)	73.2	200.7	—	268.8

Interest expense	70.7	58.6	12.1	—	141.4
Other (income) expense, net	—	(1.2)	(0.9)	—	(2.1)
Loss on extinguishment of debt	32.7	—	—	—	32.7
Intercompany expense (income)	—	(17.9)	17.9	—	—

Income (loss) before income taxes	(108.5)	33.7	171.6	—	96.8

Income taxes	(44.1)	10.5	60.8	—	27.2

Net income (loss)	($64.4)	$23.2	$110.8	$—	$69.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,378.7	$350.9	$—	$1,729.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	848.1	149.2	—	997.3
Selling, general and administrative	26.5	292.3	45.8	—	364.6
Depreciation and amortization	—	149.9	22.5	—	172.4

Total operating expenses	26.5	1,290.3	217.5	—	1,534.3

Operating profit (loss)	(26.5)	88.4	133.4	—	195.3

Interest expense	113.1	55.0	4.5	—	172.6
Other (income) expense, net	—	(10.5)	(1.1)	—	(11.6)
Intercompany expense (income)	—	(16.0)	16.0	—	—

Income (loss) before income taxes	(139.6)	59.9	114.0	—	34.3

Income taxes	(49.6)	22.3	38.4	—	11.1

Net income (loss)	($90.0)	$37.6	$75.6	$—	$23.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$99.3	$19.8	$—	$119.1
Restricted cash	—	—	8.6	—	8.6
Trade receivables, net of allowances	—	233.6	51.6	(13.3)	271.9
Finance receivables, net of allowances	—	7.6	118.6	—	126.2
Finance receivables securitized, net of allowances	—	—	635.7	—	635.7
Deferred income tax assets	1.5	39.3	—	—	40.8
Other current assets	1.2	47.5	3.7	—	52.4

Total current assets	2.7	427.3	838.0	(13.3)	1,254.7

Other assets
Investments in and advances to affiliates, net	2,472.6	292.2	82.3	(2,847.1)	—
Goodwill	—	1,550.1	4.0	—	1,554.1
Customer relationships, net of accumulated amortization	—	605.2	107.4	—	712.6
Other intangible assets, net of accumulated amortization	—	261.6	8.2	—	269.8
Unamortized debt issuance costs	41.4	—	—	—	41.4
Other assets	—	10.9	1.0	—	11.9

Total other assets	2,514.0	2,720.0	202.9	(2,847.1)	2,589.8

Property and equipment, net of accumulated depreciation	—	539.1	141.4	—	680.5

Total assets	$2,516.7	$3,686.4	$1,182.3	($2,860.4)	$4,525.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$283.3	$17.7	($13.3)	$287.7
Accrued employee benefits and compensation expenses	—	52.5	4.7	—	57.2
Accrued interest	9.9	—	0.2	—	10.1
Other accrued expenses	3.2	76.4	9.2	—	88.8
Income taxes payable	—	0.9	2.0	—	2.9
Obligations collateralized by finance receivables	—	—	520.1	—	520.1

Total current liabilities	13.1	413.1	553.9	(13.3)	966.8

Non-current liabilities
Investments by and advances from affiliates, net	75.2	—	—	(75.2)	—
Long-term debt	1,054.2	821.5	—	—	1,875.7
Deferred income tax liabilities	(4.9)	304.2	27.0	—	326.3
Other liabilities	16.6	88.4	6.6	—	111.6

Total non-current liabilities	1,141.1	1,214.1	33.6	(75.2)	2,313.6

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,362.5	2,059.2	594.8	(2,771.9)	1,244.6

Total liabilities and stockholders’ equity	$2,516.7	$3,686.4	$1,182.3	($2,860.4)	$4,525.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

December 31, 2010, 2009 and 2008

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$417.1	($105.5)	$156.0	$—	$467.6

Investing activities
Net decrease (increase) in finance receivables held for investment	—	5.6	(674.6)	—	(669.0)
Acquisition of businesses and related contingent payments, net of cash acquired	—	(50.7)	—	—	(50.7)
Purchases of property, equipment and computer software	—	(75.6)	(3.3)	—	(78.9)
Proceeds from the sale of property, equipment and computer software	—	2.0	—	—	2.0
Decrease (increase) in restricted cash	—	3.7	(3.0)	—	0.7

Net cash (used by) provided by investing activities	—	(115.0)	(680.9)	—	(795.9)
Financing activities
Net (decrease) increase in book overdrafts	—	(17.1)	0.4	—	(16.7)
Net increase in obligations collateralized by finance receivables	—	—	520.1	—	520.1
Payments for debt issuance costs/amendments	(1.3)	—	—	—	(1.3)
Payments on long-term debt	(103.3)	—	—	—	(103.3)
Payments for early extinguishment of debt	(317.4)	—	—	—	(317.4)
Payments on capital leases	—	(4.6)	(0.4)	—	(5.0)
Issuance of common stock under stock plans	4.9	—	—	—	4.9
Excess tax benefits from stock-based compensation	—	1.7	—	—	1.7

Net cash (used by) provided by financing activities	(417.1)	(20.0)	520.1	—	83.0
Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	—	(240.5)	(4.3)	—	(244.8)
Cash and cash equivalents at beginning of period	—	339.8	24.1	—	363.9

Cash and cash equivalents at end of period	$—	$99.3	$19.8	$—	$119.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$(53.3)	$286.4	$17.7	$—	$250.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	8.0	(18.6)	—	(10.6)
Acquisition of businesses, net of cash acquired	—	(7.1)	—	—	(7.1)
Purchases of property, equipment and computer software	—	(62.6)	(3.0)	—	(65.6)
Proceeds from the sale of property and equipment	—	7.9	—	—	7.9
(Increase) decrease in restricted cash	—	(0.1)	6.7	—	6.6

Net cash (used by) provided by investing activities	—	(53.9)	(14.9)	—	(68.8)
Financing activities
Net increase (decrease) in book overdrafts	—	(19.7)	(3.3)	—	(23.0)
Net increase (decrease) in borrowings from lines of credit	—	—	(4.5)	—	(4.5)
Payments for debt issuance costs/amendments	(5.7)	—	—	—	(5.7)
Payments on long-term debt	(250.0)	—	—	—	(250.0)
Payments on capital leases	—	(2.5)	(0.5)	—	(3.0)
Initial net investment for interest rate cap	(1.3)	—	—	—	(1.3)
Net proceeds from issuance of common stock	310.3	—	—	—	310.3

Net cash provided by (used by) financing activities	53.3	(22.2)	(8.3)	—	22.8
Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	210.3	(4.8)	—	205.5
Cash and cash equivalents at beginning of period	—	129.5	28.9	—	158.4

Cash and cash equivalents at end of period	$—	$339.8	$24.1	$—	$363.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010, 2009 and 2008

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 16, 2011, John Nordin, Executive Vice President and Chief Information Officer of the Company, notified the Company that he would be leaving the Company on February 18, 2011 for personal, family reasons. Mr. Nordin advised that he will be moving back to Chicago, Illinois to be closer to his family.

In connection with Mr. Nordin’s departure, the Company and Mr. Nordin entered into a Severance, Release and Waiver Agreement dated February 18, 2011. Under that agreement, which may be revoked by Mr. Nordin within seven days as provided by law, in return for a release of claims against the Company and in settlement of amounts due to Mr. Nordin under the terms of an Employment Agreement dated July 13, 2007, as amended, between the Company and Mr. Nordin, Mr. Nordin will receive as follows, subject to the terms and conditions set forth in the agreement:

(i)	A lump sum payment of $574,633 payable on September 1, 2011;

(ii)	A series of 52 bi-weekly payments each equal to $12,364.77 (aggregate amount equal to $642,968.04);

(iii)	A payment equal to one week of vacation pay payable on the next and usual payday; and

(iv)	Mr. Nordin will be permitted to retain his override units in KAR Holdings II, LLC and Axle Holdings II, LLC and KAR LLC accelerated the vesting of 909.375 of the KAR LLC Operating Units that were set to vest on June 15, 2011.

The agreement also provides for certain rights, including a health care subsidy, and contains various restrictive covenants, including covenants relating to non-competition, non-solicitation of customers and employees, confidentiality and cooperation.

A copy of the Severance, Release and Waiver Agreement is attached hereto as Exhibit 10.12c and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of such exhibit.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 21, 2011, are as follows:

Brian T. Clingen, 51, Chairman of the Board. Mr. Clingen has been our Chairman of the Board since April 2007. Mr. Clingen also served as our Chief Executive Officer between April 2007 and September 2009. Mr. Clingen has served as a managing partner of BP Capital Management since 1998. Established in 1998, BP Capital Management manages private equity investments principally in the service and finance sectors. Prior to founding BP Capital Management, Mr. Clingen was Chief Financial Officer of Universal Outdoor between 1988 and 1996. Kelso invested in Universal Outdoor in 1993. Mr. Clingen is qualified to serve on the board because he has significant operational and investment experience, including in the automotive services industry.

James P. Hallett, 57, Chief Executive Officer and Director. Mr. Hallett has been our Chief Executive Officer since September 2009. Mr. Hallett was President and Chief Executive Officer of ADESA between April 2007 and September 2009. Mr. Hallett previously served in the following positions between August 1996 and May 2005: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation’s Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction. Mr. Hallett is qualified to serve on the board due to his business leadership experience and extensive knowledge regarding the automotive auction industry.

Thomas J. Caruso, 51, President and Chief Executive Officer of ADESA. Mr. Caruso has been President and Chief Executive Officer of ADESA since September 2009. Mr. Caruso was Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.

Thomas C. O’Brien, 57, President and Chief Executive Officer of IAAI and Director. Mr. O’Brien became President and Chief Executive Officer of IAAI in November 2000. Prior to joining IAAI, Mr. O’Brien served as President of Thomas O’Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996. Mr. O’Brien is also a director of the Core Logic Corporation. Mr. O’Brien is qualified to serve on the board due to his significant business leadership experience, including experience in businesses that provide services to the automotive insurance industry.

Donald S. Gottwald, 44, President and Chief Executive Officer of AFC. Mr. Gottwald has been President and Chief Executive Officer of AFC since January 2009. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and has served on the association’s board of directors.

Eric M. Loughmiller, 51, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

Rebecca C. Polak, 40, Executive Vice President, General Counsel and Secretary. Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

Benjamin Skuy, 48, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

David Vignes, 48, Executive Vice President of Enterprise Optimization. Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line.

Warren Byrd, 48, Executive Vice President of Corporate Development and Real Estate. Mr. Byrd has been Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption “Documents Incorporated by Reference.”

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, we have adopted the Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company’s principal executive officer, principal financial and accounting officer and such other persons who are designated by our board of directors. Both codes are available on our Web site at www.karauctionservices.com and available in print to any stockholder who requests it. Information on, or accessible through, our Web site is not part of this Form 10-K. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.

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

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption “Documents Incorporated by Reference.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2011 Annual Meeting and such information will be incorporated by reference herein.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holder(s)	9,226,680	$10.25	5,290,291
Equity compensation plans not approved by security holders	—	—	—

Total	9,226,680	$10.25	5,290,291

(1)	Includes (a) service and exit options issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan and (c) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the time of the merger on April 20, 2007.
(2)	Awards issued post-merger by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $16.68. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $3.14 to $8.52.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption “Documents Incorporated by Reference.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption “Documents Incorporated by Reference.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

1)	Financial Statements—the consolidated financial statements of KAR Auction Services, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.

2)	Financial Statement Schedules—all schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the consolidated financial statements and related notes thereto.

3)	Exhibits—the exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

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
February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT James P. Hallett	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2011

/s/ DAVID J. AMENT David J. Ament	Director	February 24, 2011

/s/ THOMAS J. CARELLA Thomas J. Carella	Director	February 24, 2011

/s/ BRIAN T. CLINGEN Brian T. Clingen	Chairman of the Board and Director	February 24, 2011

/s/ ROBERT M. FINLAYSON Robert M. Finlayson	Director	February 24, 2011

/s/ PETER R. FORMANEK Peter R. Formanek	Director	February 24, 2011

/s/ MICHAEL B. GOLDBERG Michael B. Goldberg	Director	February 24, 2011

/s/ PETER H. KAMIN Peter H. Kamin	Director	February 24, 2011

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	February 24, 2011

/s/ CHURCH M. MOORE Church M. Moore	Director	February 24, 2011

/s/ THOMAS C. O’BRIEN Thomas C. O’Brien	Director	February 24, 2011

/s/ GREGORY P. SPIVY Gregory P. Spivy	Director	February 24, 2011

/s/ JONATHAN P. WARD Jonathan P. Ward	Director	February 24, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009
3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009
4.1a	Indenture, dated April 20, 2007 (the “Floating Senior Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008
4.1b	Supplemental Indenture, dated December 26, 2007, to the Floating Senior Indenture	S-4	333-148847	4.4	1/25/2008
4.1c	Second Supplemental Indenture, dated January 22, 2008, to the Floating Senior Indenture	S-4	333-148847	4.9	1/25/2008
4.1d	Third Supplemental Indenture, dated May 6, 2008, to the Floating Senior Indenture	S-1/A	333-158666	4.12a	6/17/2009
4.1e	Fourth Supplemental Indenture, dated September 30, 2008, to the Floating Senior Indenture	S-1/A	333-158666	4.13a	6/17/2009
4.1f	Fifth Supplemental Indenture, dated March 26, 2009, to the Floating Senior Indenture	S-1/A	333-158666	4.14a	6/17/2009
4.1g	Sixth Supplemental Indenture, dated February 23, 2010, to the Floating Senior Indenture	S-1	333-166047	4.9a	4/13/2010
4.1h	Seventh Supplemental Indenture, dated July 27, 2010, to the Floating Senior Indenture					X
4.1i	Eighth Supplemental Indenture, dated November 23, 2010, to the Floating Senior Indenture					X
4.2a	Indenture, dated April 20, 2007 (the “Fixed Senior Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8- 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.2b	Supplemental Indenture, dated December 26, 2007, to the Fixed Senior Indenture	S-4	333-148847	4.5	1/25/2008
4.2c	Second Supplemental Indenture, dated January 22, 2008, to the Fixed Senior Indenture	S-4	333-148847	4.10	1/25/2008
4.2d	Third Supplemental Indenture, dated May 6, 2008, to the Fixed Senior Indenture	S-1/A	333-158666	4.12b	6/17/2009
4.2e	Fourth Supplemental Indenture, dated September 30, 2008, to the Fixed Senior Indenture	S-1/A	333-158666	4.13b	6/17/2009
4.2f	Fifth Supplemental Indenture, dated March 26, 2009, to the Fixed Senior Indenture	S-1/A	333-158666	4.14b	6/17/2009
4.2g	Sixth Supplemental Indenture, dated February 23, 2010, to the Fixed Senior Indenture	S-1	333-166047	4.9b	4/13/2010
4.2h	Seventh Supplemental Indenture, dated July 27, 2010, to the Fixed Senior Indenture					X
4.2i	Eighth Supplemental Indenture, dated November 23, 2010, to the Fixed Senior Indenture					X
4.3a	Indenture, dated April 20, 2007 (the “Senior Subordinated Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/2008
4.3b	Supplemental Indenture, dated December 26, 2007, to the Senior Subordinated Indenture	S-4	333-148847	4.6	1/25/2008
4.3c	Second Supplemental Indenture, dated January 22, 2008, to the Senior Subordinated Indenture	S-4	333-148847	4.11	1/25/2008
4.3d	Third Supplemental Indenture, dated May 6, 2008, to the Senior Subordinated Indenture	S-1/A	333-158666	4.12c	6/17/2009
4.3e	Fourth Supplemental Indenture, dated September 30, 2008, to the Senior Subordinated Indenture	S-1/A	333-158666	4.13c	6/17/2009
4.3f	Fifth Supplemental Indenture, dated March 26, 2009, to the Senior Subordinated Notes Indenture	S-1/A	333-158666	4.14c	6/17/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.3g	Sixth Supplemental Indenture, dated February 23, 2010, to the Senior Subordinated Indenture	S-1	333-166047	4.9c	4/13/2010
4.3h	Seventh Supplemental Indenture, dated July 27, 2010, to the Senior Subordinated Indenture					X
4.3i	Eighth Supplemental Indenture, dated November 23, 2010, to the Senior Subordinated Indenture					X
4.4	Exchange and Registration Rights Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors as named in the respective Floating Senior Indenture, the Fixed Senior Indenture and Senior Subordinated Indenture, and Goldman, Sachs & Co., Bear Stearns & Co. Inc., UBS Securities LLC, and Deutsche Bank Securities Inc., as representatives of the several initial purchasers, for $150,000,000 Floating Rate Senior Notes due 2014, $450,000,000 8 3/4% Senior Notes due 2014 and $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.7	1/25/2008
4.5	Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008
4.6	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009
10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	6/17/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.2a^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as co-documentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent	S-1/A	333-158666	10.2	7/2/2009
10.2b	First Amendment, dated June 10, 2009, to the Credit Agreement	8-K	333-148847	10.1	6/11/2009
10.2c	Second Amendment, dated October 23, 2009, to the Credit Agreement	8-K	333-148847	10.1	10/28/2009
10.2d	Third Amendment, dated November 11, 2010, to the Credit Agreement	8-K	001-34568	10.1	11/12/2010
10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/2008
10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/2008
10.5	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010
10.6*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7a*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008
10.7b*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008
10.7c*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009
10.8*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008
10.9*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	6/17/2009
10.10*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.11*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008
10.12a*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008
10.12b*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008
10.12c*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin					X

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010
10.14a*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008
10.14b*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009
10.15a^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009
10.15b	First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009
10.16a	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009
10.16b	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008
10.16c	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008
10.17	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/2008
10.18*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009
10.19a^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008
10.19b	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008
10.19c	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.19d^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008
10.20^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	6/17/2009
10.21^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009
10.22^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010
10.23*	2008 Annual Incentive Program for KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	POS AM	333-149137	10.37	8/1/2008
10.24*	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008
10.25a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008
10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008
10.26a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008
10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.27a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008
10.28a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008
10.28b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008
10.29a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008
10.29b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008
10.30a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008
10.30b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008
10.31a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.9	9/9/2008
10.31b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Mira Loma, California)	8-K	333-148847	10.17	9/9/2008
10.32a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.32b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008
10.33a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008
10.33b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008
10.34	Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC					X
10.35*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009
10.36a*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009
10.36b*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010
10.36c*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010
10.37*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010
10.38*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010
10.39*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009
10.40*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of KAR Auction Services, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.
*	Denotes management contract or compensation plan, contract or arrangement.