Form 10-Q
period 2011-03-31
KAR Auction Services, Inc.
filed 2011-05-04
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 135,897,929 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenues
ADESA Auction Services	$268.3	$273.6
IAAI Salvage Services	175.9	158.8
AFC	38.5	26.0

Total operating revenues	482.7	458.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	263.1	256.0
Selling, general and administrative	102.1	95.0
Depreciation and amortization	44.1	43.3

Total operating expenses	409.3	394.3

Operating profit	73.4	64.1
Interest expense	33.2	34.9
Other income, net	(0.6)	(2.9)
Loss on extinguishment of debt	—	25.3

Income before income taxes	40.8	6.8
Income taxes	1.0	(1.3)

Net income	$39.8	$8.1

Net income per share – basic and diluted	$0.29	$0.06

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$242.3	$119.1
Restricted cash	5.8	8.6
Trade receivables, net of allowances of $6.6 and $6.3	405.0	271.9
Finance receivables, net of allowances	132.6	126.2
Finance receivables securitized, net of allowances	604.6	635.7
Deferred income tax assets	40.8	40.8
Other current assets	48.6	52.4

Total current assets	1,479.7	1,254.7

Other assets
Goodwill	1,556.1	1,554.1
Customer relationships, net of accumulated amortization of $273.7 and $254.3	697.4	712.6
Other intangible assets, net of accumulated amortization of $106.7 and $98.0	273.0	269.8
Unamortized debt issuance costs	37.9	41.4
Other assets	11.3	11.9

Total other assets	2,575.7	2,589.8
Property and equipment, net of accumulated depreciation of $318.1 and $299.8	679.2	680.5

Total assets	$4,734.6	$4,525.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$485.8	$287.7
Accrued employee benefits and compensation expenses	40.7	57.2
Accrued interest	23.1	10.1
Other accrued expenses	91.2	88.8
Income taxes payable	0.9	2.9
Obligations collateralized by finance receivables	492.1	520.1

Total current liabilities	1,133.8	966.8

Non-current liabilities
Long-term debt	1,875.7	1,875.7
Deferred income tax liabilities	325.1	326.3
Other liabilities	97.1	111.6

Total non-current liabilities	2,297.9	2,313.6
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2011: 135,697,894
December 31, 2010: 135,493,537	1.4	1.4
Additional paid-in capital	1,390.4	1,381.6
Retained deficit	(125.1)	(164.9)
Accumulated other comprehensive income	36.2	26.5

Total stockholders’ equity	1,302.9	1,244.6

Total liabilities and stockholders’ equity	$4,734.6	$4,525.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	135.5	$1.4	$1,381.6	($164.9)	$26.5	$1,244.6
Comprehensive income:
Net income		—	—	39.8	—	39.8
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives		—	—	—	1.6	1.6
Foreign currency translation		—	—	—	8.1	8.1

Comprehensive income		—	—	39.8	9.7	49.5
Issuance of common stock under stock plans	0.2	—	1.1	—	—	1.1
Stock-based compensation expense		—	7.7	—	—	7.7

Balance at March 31, 2011	135.7	$1.4	$1,390.4	($125.1)	$36.2	$1,302.9

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$39.8	$8.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.1	43.3
Provision for credit losses	3.2	4.1
Deferred income taxes	(2.9)	(7.6)
Amortization of debt issuance costs	3.4	3.5
Stock-based compensation	7.7	6.8
Loss on disposal of fixed assets	—	0.3
Loss on extinguishment of debt	—	25.3
Other non-cash, net	2.9	3.6
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	—	50.2
Retained interests in finance receivables sold	—	89.8
Trade receivables and other assets	(130.4)	(145.1)
Accounts payable and accrued expenses	113.5	149.9

Net cash provided by operating activities	81.3	232.2

Investing activities
Net decrease (increase) in finance receivables held for investment	24.6	(539.2)
Acquisition of businesses and related contingent payments, net of cash acquired	(6.3)	(2.7)
Purchases of property, equipment and computer software	(16.1)	(8.6)
Proceeds from the sale of property and equipment	—	1.7
Decrease (increase) in restricted cash	2.8	(0.8)

Net cash provided by (used by) investing activities	5.0	(549.6)

Financing activities
Net increase in book overdrafts	64.1	20.0
Net (decrease) increase in obligations collateralized by finance receivables	(28.0)	433.9
Payments on long-term debt	—	(28.3)
Payment for early extinguishment of debt	—	(243.6)
Payments on capital leases	(1.1)	(1.1)
Issuance of common stock under stock plans	1.1	0.2

Net cash provided by financing activities	36.1	181.1
Effect of exchange rate changes on cash	0.8	0.4

Net increase (decrease) in cash and cash equivalents	123.2	(135.9)
Cash and cash equivalents at beginning of period	119.1	363.9

Cash and cash equivalents at end of period	$242.3	$228.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

March 31, 2011 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations

Defined Terms

Unless otherwise indicated, the following terms used herein shall have the following meanings:

•

“we,” “us,” “our,” “KAR Auction Services” and “the Company” refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries unless the context otherwise requires;

•	“ADESA” refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

•	“AFC” refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA and its related subsidiaries;

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

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010. The 2010 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP.

Business and Nature of Operations

As of March 31, 2011, we have a network of 70 ADESA whole car auctions and 159 IAAI salvage vehicle auctions which facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 88 loan production offices located throughout North America at March 31, 2011. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAAI, independent auctions and auctions affiliated with other auction networks.

Note 2—Acquisition

During the first quarter of 2011, we completed the acquisition of a company that develops satellite-based, GPS technology for advanced vehicle tracking. The purchase agreement included contingent payments related to business deployments subsequent to the purchase date. The purchased assets included fixed assets, software, accounts receivable and other intangible assets. Financial results for the acquisition have been included in our consolidated financial statements from the date of acquisition. The financial impact of this acquisition, including pro forma financial results, was immaterial to our balance sheet and statement of income.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Note 3—Stock-Based Compensation Plans

We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (“Omnibus Plan”) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On February 25, 2011, we granted approximately 0.2 million service options with an exercise price of $14.44 per share under the Omnibus Plan. The service options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the grant date.

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

The compensation cost that was charged against income for all stock-based compensation plans was $7.7 million and $6.8 million for the three months ended March 31, 2011 and 2010, and the total income tax benefit recognized in the consolidated statements of income for options was approximately $1.6 million for the three months ended March 31, 2011 and 2010. There is no income tax benefit associated with the KAR LLC and Axle LLC operating unit awards. We recognized compensation expense for the service and exit options of approximately $4.4 million and $4.5 million for the three months ended March 31, 2011 and 2010. We recognized compensation expense for the KAR LLC and Axle LLC operating unit awards of approximately $3.3 million and $2.3 million for the three months ended March 31, 2011 and 2010. We did not capitalize any stock-based compensation cost in the three months ended March 31, 2011 or 2010.

Note 4—Net Income Per Share

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income	$39.8	$8.1

Weighted average common shares outstanding	135.6	134.5
Effect of dilutive stock options	1.5	1.5

Weighted average common shares outstanding and potential common shares	137.1	136.0

Net income per share—basic and diluted	$0.29	$0.06

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Approximately 0.6 million options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2011 and 2010. Total options outstanding at March 31, 2011 and 2010 were 9.2 million and 10.1 million.

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement was set to expire on April 20, 2012. AFC Funding Corporation had committed liquidity of $450 million from a third party conduit for U.S. finance receivables at March 31, 2011.

On April 26, 2011, AFC and AFC Funding Corporation entered into the Fourth Amended and Restated Receivables Purchase Agreement (“the Receivables Purchase Agreement”). The Receivables Purchase Agreement increases AFC Funding’s U.S. committed liquidity to $650 million and extends the facility’s maturity date to June 30, 2014. In addition, the interest costs for amounts borrowed increased approximately 0.5% and certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified.

We completed an agreement for the securitization of Automotive Finance Canada, Inc.’s (“AFCI”) receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables through another third party conduit. The agreement expires on April 20, 2012.

The following table presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2011		Net Credit Losses Three Months Ended March 31, 2011	Net Credit Losses Three Months Ended March 31, 2010	December 31, 2010
	Principal Amount of:				Principal Amount of:
(in millions)	Receivables	Receivables Delinquent			Receivables	Receivables Delinquent
Floorplan receivables	$740.4	$2.9	$2.7	$2.7	$765.0	$4.8
Special purpose loans	6.4	0.8	—	—	6.6	0.8

Total receivables managed	$746.8	$3.7	$2.7	$2.7	$771.6	$5.6

AFC’s allowance for losses of $9.6 million and $9.7 million at March 31, 2011 and December 31, 2010, respectively, includes an estimate of losses for finance receivables, as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility.

As of March 31, 2011 and December 31, 2010, $741.8 million and $763.9 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized served as security for the $492.1 million and $520.1 million of obligations collateralized by finance receivables at March 31, 2011 and December 31, 2010. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At March 31, 2011, we were in compliance with the covenants in the securitization agreements.

Note 6—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	March 31, 2011	December 31, 2010
Term Loan B	LIBOR + 2.75%	October 19, 2013	$1,144.6	$1,144.6
$250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	450.0	450.0
Senior subordinated notes	10%	May 01, 2015	131.1	131.1
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			1,875.7	1,875.7
Less current portion of long-term debt			—	—

Long-term debt			$1,875.7	$1,875.7

Credit Facilities

In 2007, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan (Term Loan B in the table above). The revolver was entered into for working capital and general corporate purposes. As part of an amendment to the Credit Agreement in 2009, among other items, available borrowings under the revolving credit facility were reduced to $250 million. There were no borrowings under the revolver at March 31, 2011 and December 31, 2010, although we did have related outstanding letters of credit in the aggregate amount of $29.6 million and $29.4 million at March 31, 2011 and December 31, 2010, respectively, which reduce the amount available for borrowings under our credit facility.

The senior secured credit facilities are guaranteed by KAR Auction Services and each of our direct and indirect present and future domestic subsidiaries, subject to certain exceptions (excluding among others, AFC Funding Corporation). The senior secured credit facilities are secured by a perfected first priority security interest in, and mortgages on, all present and future tangible and intangible assets of the Company and the guarantors, and our capital stock and that of each of our direct and indirect material domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

The terms of the Credit Agreement include a 0.5% commitment fee based on unutilized amounts, letter of credit fees and agency fees. The Credit Agreement also includes covenants that, among other things, limit or restrict us and our subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain transactions with affiliates. In addition, the senior secured credit facilities are

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

subject to a senior secured leverage ratio test, provided there are revolving loans outstanding. There were no revolving loans outstanding at March 31, 2011. We were in compliance with the covenants in the credit facility at March 31, 2011.

Senior Notes

In 2007, we issued $450.0 million of 8  3/4% senior notes and $150.0 million of floating rate senior notes both of which are due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. We incurred a loss on the extinguishment of the notes of $25.3 million in the first quarter of 2010.

Fair Value of Debt

As of March 31, 2011, the estimated fair value of our long-term debt amounted to $1,882.7 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of March 31, 2011. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

March 31, 2011 (Unaudited)

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

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$650 million notional interest rate swap	Other assets	$—	Other assets	$—	Other accrued expenses	$14.1	Other accrued expenses	$16.6

$250 million notional interest rate cap	Other current assets	$—	Other current assets	$—	Other accrued expenses	$—	Other accrued expenses	$—

The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2011 or 2010. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At March 31, 2011, there was a net unrealized loss totaling $8.9 million, net of tax benefits of $5.4 million. At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010
$650 million notional interest rate swap	$2.5	($5.3)	Interest expense	($3.1)	($3.2)
$250 million notional interest rate cap	$0.2	($0.3)	N/A	$—	$—

Note 8—Income Taxes

During the first quarter of 2011, our effective tax rate of 2.5% benefited from the reversal of $14.4 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. Excluding the effect of the release of the tax reserves, our effective tax rate for the three months ended March 31, 2011 would have been 37.9%.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	March 31, 2011	December 31, 2010
Balance at beginning of period	$25.9	$26.4
Increase in tax positions related to acquisitions	—	—
Increase in prior year tax positions	0.1	1.4
Decrease in prior year tax positions	—	(0.7)
Increase in current year tax positions	0.1	1.3
Settlements	(0.5)	(0.2)
Lapse in statute of limitations	(14.4)	(2.3)

Balance at end of period	$11.2	$25.9

Note 9—Commitments and Contingencies

We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in “Other accrued expenses” at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Also reference Part II, Item I (“Legal Proceedings”) of this report.

Note 10—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Net income	$39.8	$8.1
Other comprehensive income, net of tax
Foreign currency translation gain	8.1	6.4
Unrealized gain (loss) on interest rate derivatives	1.6	(3.4)

Comprehensive income	$49.5	$11.1

The composition of “Accumulated other comprehensive income” at March 31, 2011, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $8.9 million, a $0.2 million

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $44.9 million. The composition of “Accumulated other comprehensive income” at December 31, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $10.5 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $36.8 million.

Note 11—Fair Value Measurements

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$14.1	$—	$14.1	$—

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$16.6	$—	$16.6	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

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

Note 12—Segment Information

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

Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2011 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$268.3	$175.9	$38.5	$—	$482.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	155.0	100.4	7.7	—	263.1
Selling, general and administrative	55.1	20.6	4.5	21.9	102.1
Depreciation and amortization	21.4	16.4	6.2	0.1	44.1

Total operating expenses	231.5	137.4	18.4	22.0	409.3

Operating profit (loss)	36.8	38.5	20.1	(22.0)	73.4
Interest expense	0.2	0.6	2.1	30.3	33.2
Other (income) expense, net	(0.3)	(0.3)	—	—	(0.6)
Intercompany expense (income)	13.2	9.6	(3.2)	(19.6)	—

Income (loss) before income taxes	23.7	28.6	21.2	(32.7)	40.8
Income taxes	(2.1)	9.4	6.2	(12.5)	1.0

Net income (loss)	$25.8	$19.2	$15.0	($20.2)	$39.8

Assets	$2,428.9	$1,243.9	$1,194.0	($132.2)	$4,734.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

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

Note 13—Supplemental Guarantor Information

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$373.3	$109.4	$—	$482.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	223.6	39.5	—	263.1
Selling, general and administrative	4.2	83.8	14.1	—	102.1
Depreciation and amortization	—	38.0	6.1	—	44.1

Total operating expenses	4.2	345.4	59.7	—	409.3

Operating profit (loss)	(4.2)	27.9	49.7	—	73.4
Interest expense	15.4	15.3	2.5	—	33.2
Other income, net	—	(0.2)	(0.4)	—	(0.6)
Intercompany expense (income)	—	(4.0)	4.0	—	—

Income (loss) before income taxes	(19.6)	16.8	43.6	—	40.8
Income taxes	(7.4)	(7.1)	15.5	—	1.0

Net income (loss)	($12.2)	$23.9	$28.1	$—	$39.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Condensed Consolidating Statement of Income

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$215.0	$27.3	$—	$242.3
Restricted cash	—	—	5.8	—	5.8
Trade receivables, net of allowances	—	326.9	95.2	(17.1)	405.0
Finance receivables, net of allowances	—	4.9	127.7	—	132.6
Finance receivables securitized, net of allowances	—	—	604.6	—	604.6
Deferred income tax assets	1.5	39.3	—	—	40.8
Other current assets	0.8	41.6	6.2	—	48.6

Total current assets	2.3	627.7	866.8	(17.1)	1,479.7

Other assets
Investments in and advances to affiliates, net	2,524.1	266.5	94.6	(2,885.2)	—
Goodwill	—	1,551.9	4.2	—	1,556.1
Customer relationships, net of accumulated amortization	—	589.5	107.9	—	697.4
Other intangible assets, net of accumulated amortization	—	265.5	7.5	—	273.0
Unamortized debt issuance costs	37.9	—	—	—	37.9
Other assets	—	10.2	1.1	—	11.3

Total other assets	2,562.0	2,683.6	215.3	(2,885.2)	2,575.7
Property and equipment, net of accumulated depreciation	—	536.3	142.9	—	679.2

Total assets	$2,564.3	$3,847.6	$1,225.0	($2,902.3)	$4,734.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$444.5	$58.4	($17.1)	$485.8
Accrued employee benefits and compensation expenses	—	37.1	3.6	—	40.7
Accrued interest	23.0	—	0.1	—	23.1
Other accrued expenses	10.6	71.0	9.6	—	91.2
Income taxes payable	—	2.2	(1.3)	—	0.9
Obligations collateralized by finance receivables	—	—	492.1	—	492.1

Total current liabilities	33.6	554.8	562.5	(17.1)	1,133.8

Non-current liabilities
Investments by and advances from affiliates, net	113.3	—	—	(113.3)	—
Long-term debt	1,054.2	821.5	—	—	1,875.7
Deferred income tax liabilities	(4.0)	302.8	26.3	—	325.1
Other liabilities	14.1	76.1	6.9	—	97.1

Total non-current liabilities	1,177.6	1,200.4	33.2	(113.3)	2,297.9
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity
Total stockholders’ equity	1,353.1	2,092.4	629.3	(2,771.9)	1,302.9

Total liabilities and stockholders’ equity	$2,564.3	$3,847.6	$1,225.0	($2,902.3)	$4,734.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

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

March 31, 2011 (Unaudited)

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

March 31, 2011 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$(1.1)	$71.5	$10.9	$—	$81.3

Investing activities
Net decrease (increase) in finance receivables held for investment	—	2.8	21.8	—	24.6
Acquisition of businesses and related contingent payments, net of cash acquired	—	(6.3)	—	—	(6.3)
Purchases of property, equipment and computer software	—	(15.9)	(0.2)	—	(16.1)
(Increase) decrease in restricted cash	—	—	2.8	—	2.8

Net cash (used by) provided by investing activities	—	(19.4)	24.4	—	5.0
Financing activities
Net increase (decrease) in book overdrafts	—	64.5	(0.4)	—	64.1
Net decrease in obligations collateralized by finance receivables	—	—	(28.0)	—	(28.0)
Payments on capital leases	—	(0.9)	(0.2)	—	(1.1)
Issuance of common stock under stock plans	1.1	—	—	—	1.1

Net cash provided by (used by) financing activities	1.1	63.6	(28.6)	—	36.1
Effect of exchange rate changes on cash	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	115.7	7.5	—	123.2
Cash and cash equivalents at beginning of period	—	99.3	19.8	—	119.1

Cash and cash equivalents at end of period	$—	$215.0	$27.3	$—	$242.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2011 (Unaudited)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, potential refinancings and anticipated cash requirements) may be forward-looking statements. Words such as “should,” “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011. Some of these factors include:

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

•

The ADESA Auctions segment consisted primarily of a 70 whole car auction network in North America at March 31, 2011. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 159 sites in North America at March 31, 2011. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2011, AFC conducted business through 88 branches in North America.

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

Industry Trends

Whole Car

During the period from 1999 to 2009, despite fluctuations in economic conditions, new vehicle sales and “churn” (i.e., the rate of ownership transfer of vehicles in the used vehicle market), used vehicles sold in North America through whole car auctions remained within the relatively narrow range of approximately 9 million to 10 million used vehicles per year. We estimate that the vehicle population in the United States has increased from 209.5 million units in 1999 to in excess of 248 million units in 2010 and therefore the used vehicle market, and hence the used vehicle auction industry, have an even larger “inventory” of potential transactions to draw from. A larger vehicle population may partially offset any short-term decreases in new vehicle sales, which we believe has resulted in vehicle auction volumes remaining fairly consistent over the last several years. However, according to the National Auto Auction Association, whole car auction volume was approximately 8.4 million units for the year ended December 31, 2010. We believe that, despite challenging conditions in the overall economy and the automotive industry and the attendant fluctuations in new vehicle sales and “churn,” used vehicle auction volumes in North America in the foreseeable future will be within the range of approximately 8 million to 9 million used vehicles per year. The decline in industry auction volumes in 2010 as compared to the period from 1999 to 2009 reflects a reduction in units sold by institutional consignors. This decrease was partially offset by an increase in dealer consignment units sold in 2010 as compared to 2009.

Salvage

During the period from 2006 through 2009, the North American salvage vehicle auction industry volumes increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses steadily increased to over 14% in 2009 and was slightly below 14% in 2010. For the year ended December 31, 2010 as compared with the year ended December 31, 2009, we believe the salvage industry auction volumes were down slightly. To the extent this trend continues, it could have an adverse impact on IAAI’s results of operations.

Automotive Finance

In 2008 and 2009, the overall economy and in particular the automotive finance industries faced pressures, which negatively affected the used vehicle dealer base. More than 6,300 independent dealers went out of business during 2008 and 2009, representing almost a 15% reduction in the independent dealer base. Used vehicle dealers experienced a significant decline in sales which resulted in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans, which increased credit losses. In addition, the value of recovered collateral on defaulted loans was impacted to some degree by the volatility in the vehicle pricing market. To the extent these negative trends recur, they could have a material adverse impact on AFC’s results of operations.

Despite the negative factors and trends impacting the automotive finance industry in 2008 and 2009, AFC’s financial results improved in the second half of 2009 and throughout 2010. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio, which was over 99 percent current at March 31, 2011. In addition, AFC’s managed portfolio of finance receivables grew approximately 15 percent from March 31, 2010 to $746.8 million at March 31, 2011.

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

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the guidance on January 1, 2010. The guidance eliminated securitization income accounting and resulted in the recording of interest and fee income, provision for credit losses and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million in the first quarter of 2010.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2011	2010
Revenues
ADESA	$268.3	$273.6
IAAI	175.9	158.8
AFC	38.5	26.0

Total revenues	482.7	458.4
Cost of services*	263.1	256.0

Gross profit*	219.6	202.4
Selling, general and administrative	102.1	95.0
Depreciation and amortization	44.1	43.3

Operating profit	73.4	64.1
Interest expense	33.2	34.9
Other income, net	(0.6)	(2.9)
Loss on extinguishment of debt	—	25.3

Income before income taxes	40.8	6.8
Income taxes	1.0	(1.3)

Net income	$39.8	$8.1

Net income per share—basic and diluted	$0.29	$0.06

*	Exclusive of depreciation and amortization

For the three months ended March 31, 2011, we had revenue of $482.7 million compared with revenue of $458.4 million for the three months ended March 31, 2010, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 2%, to $44.1 million for the three months ended March 31, 2011, compared with $43.3 million for the three months ended March 31, 2010. The increase is representative of increased amortization resulting from certain assets placed in service during 2010 and the first quarter of 2011, partially offset by a decrease in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $1.7 million, or 5%, to $33.2 million for the three months ended March 31, 2011, compared with interest expense of $34.9 million for the three months ended March 31, 2010. The decrease in interest expense was primarily the result of $143.3 million in prepayments on long-term debt in the fourth quarter of 2010. Partially offsetting the decrease was an increase in interest expense of $0.7 million at AFC related to the increase in securitized finance receivables for three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Other Income

Other income was $0.6 million for the three months ended March 31, 2011, compared with $2.9 million for the three months ended March 31, 2010. The change in other income was primarily representative of a decrease in foreign currency transaction gains.

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

Income Taxes

Our effective tax rate was 2.5% for the three months ended March 31, 2011, compared with a benefit of 19.1% for the three months ended March 31, 2010. During the first quarter of 2011, our effective tax rate of 2.5% benefited from the reversal of $14.4 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. Excluding the effect of discrete items, our effective tax rates for the three months ended March 31, 2011 and March 31, 2010 would have been 37.9% and 42.4%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the reduction of expenses permanently nondeductible for tax purposes, the increase in consolidated pre-tax profits and lower tax rates in certain state jurisdictions.

ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
ADESA revenue	$268.3	$273.6
Cost of services*	155.0	156.0

Gross profit*	113.3	117.6
Selling, general and administrative	55.1	51.8
Depreciation and amortization	21.4	22.1

Operating profit	$36.8	$43.7

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $5.3 million, or 2%, to $268.3 million for the three months ended March 31, 2011, compared with $273.6 million for the three months ended March 31, 2010. The decrease in revenue was primarily a result of a 6% decrease in the number of vehicles sold, partially offset by a 4% increase in revenue per vehicle sold to over $580 for the three months ended March 31, 2011, compared to approximately $560 for the three months ended March 31, 2010.

The 4% increase in revenue per vehicle sold was attributable to incremental fee income related to higher used vehicle values, increased auction fee revenue per vehicle resulting from the 18% increase in dealer consignment units sold and selective fee increases, which resulted in increased ADESA revenue of approximately $4.8 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $2.9 million, and increases in ancillary services resulted in increased ADESA revenue of approximately $0.5 million.

The total number of used vehicles sold at ADESA decreased 6% for the three months ended March 31, 2011, compared with the three months ended March 31, 2010, and resulted in a decrease in ADESA revenue of approximately $13.5 million. The decrease in volume sold was attributable to a decline in supplier inventory levels in the first three months of 2011 compared to the first three months of 2010. Online sales volumes for ADESA in the first three months of 2011 represented approximately 24% of the total vehicles sold by ADESA.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 66.7% for the three months ended March 31, 2011, compared with 68.7% for the three months ended March 31, 2010. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the three months ended March 31, 2011, dealer consignment vehicles represented more than 38% of used vehicles sold at ADESA, an increase from approximately 31% for the three months ended March 31, 2010.

Gross Profit

For the three months ended March 31, 2011, gross profit for ADESA decreased $4.3 million, or 4%, to $113.3 million, compared to $117.6 million for the three months ended March 31, 2010. Gross profit for ADESA was 42.2% of revenue for the three months ended March 31, 2011, compared with 43.0% of revenue for the three months ended March 31, 2010. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2011, compared with the three months ended March 31, 2010 was primarily the result of the 6% decrease in the number of vehicles sold and the related decrease in revenue.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $3.3 million, or 6%, to $55.1 million for the three months ended March 31, 2011, compared with $51.8 million for the three months ended March 31, 2010, primarily due to increases for costs at acquired sites, fluctuations in the Canadian exchange rate and travel costs.

IAAI Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
IAAI revenue	$175.9	$158.8
Cost of services*	100.4	93.5

Gross profit*	75.5	65.3
Selling, general and administrative	20.6	20.6
Depreciation and amortization	16.4	14.8

Operating profit	$38.5	$29.9

* Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $17.1 million, or 11%, to $175.9 million for the three months ended March 31, 2011, compared with $158.8 million for the three months ended March 31, 2010. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction and the incremental revenue attributable to non-insurance vehicles sold in the three months ended March 31, 2011. For the three months ended March 31, 2011, total salvage vehicles sold increased approximately 4%. Online sales volumes for IAAI for the first three months of 2011 represented approximately half of the total vehicles sold by IAAI.

Gross Profit

For the three months ended March 31, 2011, gross profit at IAAI increased to $75.5 million, or 42.9% of revenue, compared with $65.3 million, or 41.1% of revenue, for the three months ended March 31, 2010. The gross profit increase was primarily the result of the increase in revenue. Cost of services increased primarily as a result of expenses associated with costs at acquired sites, increases in yard and auction expenses and an increase in purchased vehicles, which represent less than 5% of total salvage vehicles sold.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI were $20.6 million for each of the three months ended March 31, 2011 and 2010.

AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2011	2010
AFC revenue
Interest and fee income	$40.1	$29.5
Other revenue	0.9	—
Provision for credit losses	(2.5)	(3.5)

Total AFC revenue	38.5	26.0
Cost of services*	7.7	6.5

Gross profit*	30.8	19.5
Selling, general and administrative	4.5	3.8
Depreciation and amortization	6.2	6.2

Operating profit	$20.1	$9.5

Loan transactions	272,013	231,495
Revenue per loan transaction	$142	$113

*	Exclusive of depreciation and amortization

Revenue

For the three months ended March 31, 2011, AFC revenue increased $12.5 million, or 48%, to $38.5 million, compared with $26.0 million for the three months ended March 31, 2010. The increase in revenue was the result of a 26% increase in revenue per loan transaction for the three months ended March 31, 2011, compared with the same period in 2010 and an 18% increase in loan transactions to 272,013 for the three months ended March 31, 2011. In addition, managed receivables increased to $746.8 million at March 31, 2011 from $649.0 million at March 31, 2010.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased 26% to $142, primarily as a result of the adoption of Accounting Standards Update 2009-16 in 2010 (see below), a decrease in credit losses, and increases in the average portfolio duration, floorplan fee income, the average loan value and other revenue.

Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the guidance on January 1, 2010. The guidance eliminated securitization income accounting and resulted in the recording of interest and fee income, provision for credit losses and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million in the first quarter of 2010.

Gross Profit

For the three months ended March 31, 2011, gross profit for the AFC segment increased $11.3 million, or 58%, to $30.8 million compared with $19.5 million for the three months ended March 31, 2010, primarily as a result of a 48% increase in revenue partially offset by an 18% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees, as well as an increase in lot audit expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.7 million, or 18%, for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. The increase was primarily the result of increases in professional fees and other miscellaneous expenses.

Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Selling, general and administrative	$21.9	$18.8
Depreciation and amortization	0.1	0.2

Operating loss	($22.0)	($19.0)

Selling, General and Administrative Expenses

For the three months ended March 31, 2011, selling, general and administrative expenses at the holding company increased $3.1 million, or 16%, to $21.9 million, compared with $18.8 million for the three months ended March 31, 2010, primarily as a result of an increase in compensation and related employee benefit costs, partially offset by a net decrease in other miscellaneous expenses. The increase in compensation and related employee benefit costs included a $1.0 million increase in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests) which are remeasured each reporting period to fair value, as well as $1.2 million of severance expense.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Cash and cash equivalents	$242.3	$119.1	$228.0
Restricted cash	5.8	8.6	10.1
Working capital	345.9	287.9	319.9
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	81.3		232.2

*	There were related outstanding letters of credit totaling approximately $29.6 million, $29.4 million and $32.7 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, which reduce the amount available for borrowings under our credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $186.2 million at March 31, 2011.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Securitization Facilities.”

Credit Facilities

In 2007, we entered into senior secured credit facilities, comprised of a $300.0 million revolving credit facility and a $1,565.0 million term loan, or Term Loan B, pursuant to the terms and conditions of the Credit Agreement. The revolving credit facility was entered into for working capital and general corporate purposes. As part of an amendment to the Credit Agreement in 2009, among other items, available borrowings under the revolving credit facility were reduced to $250 million. On March 31, 2011, $1,144.6 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, our Canadian operations have a C$8 million line of credit which was undrawn as of March 31, 2011; however, there were related letters of credit outstanding totaling approximately C$1.8 million at March 31, 2011, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

The covenants contained within the senior credit facility are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indentures governing our notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the credit facility at March 31, 2011.

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

Securitization Facilities

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC believes the current aggregate maximum commitment totaling $650 million as of April 26, 2011 and available cash will be adequate to fund additional growth in its U.S. finance receivables.

We completed an agreement for the securitization of Automotive Finance Canada, Inc.’s (“AFCI”) receivables in February 2010. This securitization facility provides up to C$75 million in financing for eligible finance receivables through another third party conduit. Consistent with the U.S. securitization facility, we expect the Canadian facility to be extended through June 30, 2014 prior to its expiration on April 20, 2012.

ASU 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the guidance on January 1, 2010. The guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. This resulted in an increase in assets and related obligations in 2010. In addition, the guidance eliminated securitization income accounting and resulted in the recording of fee and interest income and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of securitization income accounting resulted in a reduction of pre-tax income of approximately $2.8 million in the first quarter of 2010.

AFC managed total finance receivables of $746.8 million and $771.6 million at March 31, 2011 and December 31, 2010.

AFC’s allowance for losses of $9.6 million and $9.7 million at March 31, 2011 and December 31, 2010, respectively, includes an estimate of losses for finance receivables as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility.

As of March 31, 2011 and December 31, 2010, $741.8 million and $763.9 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $492.1 million and $520.1 million of obligations collateralized by finance receivables at March 31, 2011 and December 31, 2010. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At March 31, 2011, we were in compliance with the covenants in the securitization agreements.

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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2011
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$25.8	$19.2	$15.0	($20.2)	$39.8
Add back:
Income taxes	(2.1)	9.4	6.2	(12.5)	1.0
Interest expense, net of interest income	0.2	0.6	2.1	30.3	33.2
Depreciation and amortization	21.4	16.4	6.2	0.1	44.1
Intercompany	13.2	9.6	(3.2)	(19.6)	—

EBITDA	58.5	55.2	26.3	(21.9)	118.1
Adjustments	3.2	2.4	(1.4)	5.0	9.2

Adjusted EBITDA	$61.7	$57.6	$24.9	($16.9)	$127.3

	Three Months Ended March 31, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$22.8	$11.8	$5.8	($32.3)	$8.1
Add back:
Income taxes	9.8	8.5	4.5	(24.1)	(1.3)
Interest expense, net of interest income	0.2	0.5	1.4	32.8	34.9
Depreciation and amortization	22.1	14.8	6.2	0.2	43.3
Intercompany	10.9	9.5	(2.2)	(18.2)	—

EBITDA	65.8	45.1	15.7	(41.6)	85.0
Adjustments	4.0	3.7	2.0	25.4	35.1

Adjusted EBITDA	$69.8	$48.8	$17.7	($16.2)	$120.1

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended March 31, 2011
(Dollars in millions)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net income	$28.6	$25.6	$7.3	$39.8	$101.3
Add back:
Income taxes	19.9	11.1	(2.5)	1.0	29.5
Interest expense, net of interest income	35.9	35.5	35.0	33.2	139.6
Depreciation and amortization	41.8	42.2	44.0	44.1	172.1

EBITDA	126.2	114.4	83.8	118.1	442.5
Nonrecurring charges	3.0	2.8	8.4	2.8	17.0
Noncash charges	3.6	5.8	12.9	8.5	30.8
AFC interest expense	(1.8)	(1.9)	(2.1)	(2.1)	(7.9)

Adjusted EBITDA	$131.0	$121.1	$103.0	$127.3	$482.4

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Net cash provided by (used for):
Operating activities	$81.3	$232.2
Investing activities	5.0	(549.6)
Financing activities	36.1	181.1
Effect of exchange rate on cash	0.8	0.4

Net increase (decrease) in cash and cash equivalents	$123.2	($135.9)

Cash flow from operating activities was $81.3 million for the three months ended March 31, 2011, compared with $232.2 million for the three months ended March 31, 2010. The decrease in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale in 2010, which resulted from the adoption of ASU 2009-16.

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2011, compared with net cash used for investing activities of $549.6 million for the three months ended March 31, 2010. The change in net cash provided by investing activities was primarily the result of the 2010 net increase in finance receivables held for investment, which resulted from the adoption of ASU 2009-16. The guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. In addition, we spent $7.5 million more for capital items in the first three months of 2011 compared with the first three months of 2010. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash provided by financing activities was $36.1 million for the three months ended March 31, 2011, compared with $181.1 million for the three months ended March 31, 2010. The decrease in cash provided by financing activities was primarily attributable to the $433.9 million increase in obligations collateralized by finance receivables in 2010, which resulted from the adoption of ASU 2009-16 as discussed above. The change in obligations collateralized by finance receivables was partially offset by a decrease in payments on long-term debt, as the Company made no payments on long-term debt in the first three months of 2011 compared with a payment for the early extinguishment of debt and a related prepayment penalty totaling $271.9 million in the first three months of 2010.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2011 and the year ended December 31, 2010 approximated $16.1 million and $78.9 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $80 million for fiscal year 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

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

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. Our critical accounting estimates are discussed in the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. In addition, our most significant accounting polices are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, which includes audited financial statements.

New Accounting Standards

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

Recent Developments

In April 2011, we announced that we intend to refinance a portion of our existing indebtedness to extend the maturities of our existing debt and to provide greater flexibility to prepay debt by taking advantage of current market conditions. We intend to complete the planned refinancing only if these purposes can be achieved. As part of the refinancing we anticipate utilizing $20 million to $25 million of our available cash to cover a portion of fees, expenses and redemption premiums incurred in the refinancing transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.4 million for the three months ended March 31, 2011. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2011 or 2010.

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

The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. At March 31, 2011 and December 31, 2010, respectively, the fair value of the interest rate swap was a $14.1 million unrealized loss and a $16.6 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet. In addition, at March 31, 2011 and December 31, 2010, respectively, the fair value of the interest rate cap was $0 and a less than $0.1 million asset recorded in “Other current assets” on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At March 31, 2011, there was a net unrealized loss totaling $8.9 million, net of tax benefits of $5.4 million. At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three months ended March 31, 2011 would have resulted in an increase in interest expense of approximately $1.6 million.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part I, Item 3 of the same Annual Report. The following discussion is limited to certain recent developments concerning our legal and regulatory proceedings and should be read in conjunction with the Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.

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

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	Removed and Reserved

Item 6.	Exhibits

(a) Exhibits. The Exhibit Index is incorporated herein by reference.

The agreements incorporated by reference as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading. Additional information about KAR Auction Services may be found elsewhere in this Quarterly Report on Form 10-Q and KAR Auction Services’ other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date: May 4, 2011	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the “Floating Senior Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Indenture, dated April 20, 2007 (the “Fixed Senior Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $450,000,000 8 3/4% Senior Notes due 2014	S-4	333-148847	4.2	1/25/2008

4.3	Indenture, dated April 20, 2007 (the “Senior Subordinated Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.3	1/25/2008

4.4	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1^	Guarantee and Collateral Agreement, dated April 20, 2007, made by KAR Holdings II, LLC, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and the subsidiary guarantors party thereto and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement	S-1/A	333-158666	10.1	6/17/2009

10.2a^	Credit Agreement, dated April 20, 2007 (the “Credit Agreement”), among KAR Holdings II, LLC, as guarantor, KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), as borrower, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and UBS Securities LLC, as joint lead arrangers, UBS Securities LLC, as syndication agent, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as co-documentation agents, Bear, Stearns & Co. Inc., UBS Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Bear Stearns Corporate Lending Inc., as administrative agent	S-1/A	333-158666	10.2	7/2/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.2b	First Amendment, dated June 10, 2009, to the Credit Agreement	8-K	333-148847	10.1	6/11/2009

10.2c	Second Amendment, dated October 23, 2009, to the Credit Agreement	8-K	333-148847	10.1	10/28/2009

10.2d	Third Amendment, dated November 11, 2010, to the Credit Agreement	8-K	001-34568	10.1	11/12/2010

10.3	Assumption Agreement, dated December 26, 2007, among ADESA Dealer Services, LLC, Automotive Finance Consumer Division, LLC, ADESA Pennsylvania, LLC, Dent Demon, LLC, Zabel & Associates, Inc., Sioux Falls Auto Auction, Inc., and Tri-State Auction Co., Inc. in favor of Bear Stearns Corporate Lending, Inc., as administrative agent	S-4	333-148847	10.3	1/25/2008

10.4	Intellectual Property Security Agreement, dated April 20, 2007, made by KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement)	S-4	333-148847	10.4	1/25/2008

10.5	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.6*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.7a*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.7b*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.7c*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.8*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008

10.9*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	6/17/2009

10.10*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.11*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.12a*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008

10.12b*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008

10.12c*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011

10.13*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.14a*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.14b*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.15a^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.15b	First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.16a	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.16b	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.16c	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.17	Tax Sharing Agreement between ALLETE, Inc. and ADESA, Inc., dated June 4, 2004	S-4	333-148847	10.28	1/25/2008

10.18*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.19a^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.19b	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.19c	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.19d^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.20^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	6/17/2009

10.21^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009

10.22^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.23*	2008 Annual Incentive Program for KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	POS AM	333-149137	10.37	8/1/2008

10.24*	2008 Incentive Plan Corporate Management of Insurance Auto Auctions, Inc.	POS AM	333-149137	10.38	8/1/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.26a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.27a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.28a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.28b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.29a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.29b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.30a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
10.30b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.31a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.31b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.32a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.32b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.33	Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.34*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.35a*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.35b*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.35c*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.36*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.37*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.38*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.39*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.