Form 10-Q
period 2011-06-30
KAR Auction Services, Inc.
filed 2011-08-09
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 136,259,767 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues
ADESA Auction Services	$257.5	$280.1	$525.8	$553.7
IAAI Salvage Services	173.2	157.3	349.1	316.1
AFC	39.9	32.6	78.4	58.6

Total operating revenues	470.6	470.0	953.3	928.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	252.8	251.7	515.9	507.7
Selling, general and administrative	98.9	90.8	201.0	185.8
Depreciation and amortization	43.6	41.8	87.7	85.1

Total operating expenses	395.3	384.3	804.6	778.6

Operating profit	75.3	85.7	148.7	149.8
Interest expense	49.7	35.9	82.9	70.8
Other (income) expense, net	(6.7)	1.3	(7.3)	(1.6)
Loss on extinguishment of debt	53.5	0	53.5	25.3

Income (loss) before income taxes	(21.2)	48.5	19.6	55.3
Income taxes	(6.9)	19.9	(5.9)	18.6

Net income (loss)	($14.3)	$28.6	$25.5	$36.7

Net income (loss) per share—basic and diluted	($0.11)	$0.21	$0.19	$0.27

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$200.3	$119.1
Restricted cash	6.8	8.6
Trade receivables, net of allowances of $6.4 and $6.3	339.3	271.9
Finance receivables, net of allowances	124.3	126.2
Finance receivables securitized, net of allowances	656.4	635.7
Deferred income tax assets	39.3	40.8
Other current assets	46.3	52.4

Total current assets	1,412.7	1,254.7

Other assets
Goodwill	1,556.1	1,554.1
Customer relationships, net of accumulated amortization of $292.1 and $254.3	679.9	712.6
Other intangible assets, net of accumulated amortization of $116.3 and $98.0	275.2	269.8
Unamortized debt issuance costs	31.7	41.4
Other assets	11.7	11.9

Total other assets	2,554.6	2,589.8
Property and equipment, net of accumulated depreciation of $334.2 and $299.8	681.8	680.5

Total assets	$4,649.1	$4,525.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$420.1	$287.7
Accrued employee benefits and compensation expenses	46.5	57.2
Accrued interest	1.7	10.1
Other accrued expenses	90.6	88.8
Income taxes payable	13.8	2.9
Obligations collateralized by finance receivables	536.4	520.1
Current maturities of long-term debt	17.0	0

Total current liabilities	1,126.1	966.8

Non-current liabilities
Long-term debt	1,824.7	1,875.7
Deferred income tax liabilities	311.2	326.3
Other liabilities	71.7	111.6

Total non-current liabilities	2,207.6	2,313.6
Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2011: 136,215,601
December 31, 2010: 135,493,537	1.4	1.4
Additional paid-in capital	1,406.3	1,381.6
Retained deficit	(139.4)	(164.9)
Accumulated other comprehensive income	47.1	26.5

Total stockholders’ equity	1,315.4	1,244.6

Total liabilities and stockholders’ equity	$4,649.1	$4,525.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	135.5	$1.4	$1,381.6	($164.9)	$26.5	$1,244.6
Comprehensive income:
Net income				25.5		25.5
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives					1.5	1.5
Early termination of swap agreement					9.0	9.0
Foreign currency translation					10.1	10.1

Comprehensive income				25.5	20.6	46.1
Issuance of common stock under stock plans	0.7		5.5			5.5
Stock-based compensation expense			19.2			19.2

Balance at June 30, 2011	136.2	$1.4	$1,406.3	($139.4)	$47.1	$1,315.4

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$25.5	$36.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.7	85.1
Provision for credit losses	3.5	6.3
Deferred income taxes	(4.9)	(3.7)
Amortization of debt issuance costs	6.3	6.9
Stock-based compensation	19.2	7.2
Contingent consideration adjustment	(5.9)	0
(Gain) loss on disposal of fixed assets	(0.1)	0.4
Loss on extinguishment of debt	53.5	25.3
Other non-cash, net	4.1	6.9
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	0	50.2
Retained interests in finance receivables sold	0	89.8
Trade receivables and other assets	(63.8)	(103.8)
Accounts payable and accrued expenses	32.4	120.6

Net cash provided by operating activities	157.5	327.9

Investing activities
Net increase in finance receivables held for investment	(18.4)	(589.9)
Acquisition of businesses and related contingent payments, net of cash acquired	(6.5)	(2.6)
Purchases of property, equipment and computer software	(39.3)	(22.0)
Proceeds from the sale of property and equipment	0	1.8
Decrease in restricted cash	1.8	1.0

Net cash used by investing activities	(62.4)	(611.7)

Financing activities
Net increase in book overdrafts	49.5	8.7
Net increase in obligations collateralized by finance receivables	16.3	473.4
Proceeds from long-term debt	1,691.5	0
Payments for debt issuance costs	(30.4)	0
Payments on long-term debt	(1,144.6)	(28.3)
Payment for early extinguishment of debt	(600.7)	(243.6)
Payments on capital leases	(2.3)	(2.3)
Issuance of common stock under stock plans	5.5	1.5

Net cash provided by (used by) financing activities	(15.2)	209.4
Effect of exchange rate changes on cash	1.3	(0.1)

Net increase (decrease) in cash and cash equivalents	81.2	(74.5)
Cash and cash equivalents at beginning of period	119.1	363.9

Cash and cash equivalents at end of period	$200.3	$289.4

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

June 30, 2011 (Unaudited)

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

•

“Credit Agreement” refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

•

“2007 Credit Agreement” refers to the previous Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended on June 10, 2009, October 23, 2009 and November 11, 2010. The 2007 Credit Agreement was terminated concurrently with our entry into the Credit Agreement described above;

•

“Credit Facility” refers to the $1.7 billion, six-year senior secured term loan facility and the $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement;

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

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

These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010. The 2010 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP.

Business and Nature of Operations

As of June 30, 2011, we have a network of 70 ADESA whole car auctions and 159 IAAI salvage vehicle auctions which facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 89 loan production offices located throughout North America at June 30, 2011. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAAI, independent auctions and auctions affiliated with other auction networks.

Note 2—New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. We do not expect the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Note 3—Acquisition

During the first quarter of 2011, we completed the acquisition of a company that develops satellite-based, GPS technology for advanced vehicle tracking. The purchase agreement included contingent payments related to business deployments subsequent to the purchase date. The purchased assets included fixed assets, software, accounts receivable and other intangible assets. Financial results for the acquisition have been included in our consolidated financial statements from the date of acquisition. The financial impact of this acquisition, including pro forma financial results, was immaterial to our balance sheet and statement of operations.

Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. In the second quarter of 2011, we reversed contingent consideration of approximately $5.9 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met. The reversal of contingent consideration was recorded to “Other (income) expense, net” in the consolidated statement of operations.

Note 4—Stock-Based Compensation Plans

We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (“Omnibus Plan”) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On February 25, 2011, we granted approximately 0.2 million service options with an exercise price of $14.44 per share under the Omnibus Plan, and on May 5, 2011, we granted approximately 0.4 million service options with an exercise price of $18.80 per share under the Omnibus Plan. The service options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the grant date.

Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC operating unit awards and Axle LLC operating unit awards. We have classified the KAR LLC and Axle LLC operating units as liability awards. We have classified the KAR Auction Services, Inc. service and exit options as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value. We did not capitalize any stock-based compensation cost in the six months ended June 30, 2011 or 2010.

The compensation cost that was charged against income for all stock-based compensation plans was $11.5 million and $19.2 million for the three and six months ended June 30, 2011, respectively, and the total income tax benefit recognized in the consolidated statements of operations for options was approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2011, respectively.

The compensation cost that was charged against income for all stock-based compensation plans was $0.4 million and $7.2 million for the three and six months ended June 30, 2010, respectively, and the total income tax benefit recognized in the consolidated statements of operations for options was approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

There is no income tax benefit associated with the KAR LLC and Axle LLC operating unit awards. We recognized compensation expense for the service and exit options of approximately $8.8 million and $8.9 million for the six months ended June 30, 2011 and 2010, respectively. We recognized compensation expense for the KAR LLC and Axle LLC operating unit awards of approximately $10.4 million for the six months ended June 30, 2011, and we recognized a reduction in compensation expense of $1.7 million for the six months ended June 30, 2010. The reduction in KAR LLC and Axle LLC operating unit compensation expense for the six months ended June 30, 2010 resulted from marking the operating units to fair value.

Note 5—Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	($14.3)	$28.6	$25.5	$36.7

Weighted average common shares outstanding	136.0	134.6	135.8	134.6
Effect of dilutive stock options	—	1.5	1.8	1.4

Weighted average common shares outstanding and potential common shares	136.0	136.1	137.6	136.0

Net income (loss) per share—basic and diluted	($0.11)	$0.21	$0.19	$0.27

Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted net income (loss) per share was calculated consistent with basic net income (loss) per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income (loss) per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 0.6 million options were excluded from the calculation of diluted net income per share for the three months ended June 30, 2010 and approximately 0.7 million and 0.6 million options were excluded from the calculation of diluted net income per share for the six months ended June 30, 2011 and 2010, respectively. Total options outstanding at June 30, 2011 and 2010 were 9.0 million and 10.0 million, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net loss per share for the three months ended June 30, 2011 because to do so would have been anti-dilutive based on the quarter-to-date loss.

Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $650 million from a third party conduit for U.S. finance receivables at June 30, 2011.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

On April 26, 2011, AFC and AFC Funding Corporation entered into the Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding’s U.S. committed liquidity from $450 million to $650 million and extended the facility’s maturity date from April 20, 2012 to June 30, 2014. In addition, the interest costs for amounts borrowed increased approximately 0.5% and certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified.

On May 24, 2011, Automotive Finance Canada, Inc. (“AFCI”) entered into an Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI’s Canadian committed liquidity from C$75 million to C$100 million and extended the facility’s maturity date from April 20, 2012 to June 30, 2014. AFCI’s committed liquidity is provided through a third party conduit (separate from the U.S. conduit).

The following table presents quantitative information about delinquencies, credit losses less recoveries (“net credit losses”) and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2011		Net Credit Losses Three Months Ended June 30, 2011	Net Credit Losses Six Months Ended June 30, 2011

	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$783.2	$1.5	$0.8	$3.5
Special purpose loans	6.3	0.8	—	—

Total receivables managed	$789.5	$2.3	$0.8	$3.5

	December 31, 2010		Net Credit Losses Three Months Ended June 30, 2010	Net Credit Losses Six Months Ended June 30, 2010

	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$765.0	$4.8	$1.8	$4.5
Special purpose loans	6.6	0.8	—	—

Total receivables managed	$771.6	$5.6	$1.8	$4.5

AFC’s allowance for losses of $8.8 million and $9.7 million at June 30, 2011 and December 31, 2010, respectively, includes an estimate of losses for finance receivables.

As of June 30, 2011 and December 31, 2010, $784.9 million and $763.9 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized served as security for the $536.4 million and $520.1 million of obligations collateralized by finance receivables at June 30, 2011 and December 31, 2010. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At June 30, 2011, we were in compliance with the covenants in the securitization agreements.

Note 7—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	June 30, 2011	December 31, 2010
Old Term Loan B	LIBOR + 2.75%	October 19, 2013	$—	$1,144.6
New Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	1,700.0	—
Old $250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
New $250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	—	450.0
Senior subordinated notes	10%	May 01, 2015	—	131.1
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			1,850.0	1,875.7

Unamortized debt discount			(8.3)	—
Current portion of long-term debt			(17.0)	—

Long-term debt			$1,824.7	$1,875.7

Credit Facilities

On May 19, 2011, we established a new $1.7 billion, six-year senior secured term loan facility (New Term Loan B in the table above) and a new $250 million, five-year senior secured revolving credit facility (New $250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011. Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the “2007 Credit Agreement”). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement; however, we incurred a loss on the extinguishment of the term loan under the 2007 Credit Agreement (Old Term Loan B in the table above) of $24.5 million representative of the write-off of certain unamortized debt issuance costs.

The new Credit Facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Credit Agreement provides that with respect to the new revolving Credit Facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans. The Credit Agreement also permits up to $300 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders (with the consent of the administrative agent).

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

New Term Loan B was issued at a discount of $8.5 million. The $8.5 million discount is being amortized to interest expense over the six-year term of the loan. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with such payments commencing on September 30, 2011 and the balance payable at maturity. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and, (ii) for any fiscal year ending on or after December 31, 2011, any excess cash flow, as defined in the Credit Agreement.

The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company’s and the Subsidiary Guarantors’ domestic subsidiaries and 65% of the equity interests of certain of the Company’s and the Subsidiary Guarantors’ first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. There were no revolving loans outstanding at June 30, 2011. We were in compliance with the covenants in the Credit Agreement at June 30, 2011.

New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on New Term Loan B was 5.0% at June 30, 2011. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company will also pay a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The fee may step down to 37.5 basis points based on the Company’s Consolidated Senior Secured Leverage Ratio as described above.

There were no borrowings under the new revolving credit facility at June 30, 2011 or the old revolving credit facility at December 31, 2010, although we did have related outstanding letters of credit in the aggregate amount of $29.6 million and $29.4 million at June 30, 2011 and December 31, 2010, respectively, which reduced the amount available for borrowings under the respective credit facility.

Senior Notes

In 2007, we issued $450.0 million of 8 3/4% senior notes and $150.0 million of floating rate senior notes, both of which were due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. We incurred a loss on the extinguishment of the notes of $25.3 million in the first quarter of 2010.

In June 2011, we prepaid $450.0 million principal amount of the 8  3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from New Term

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Loan B and cash on hand. We incurred a loss on the extinguishment of the notes of $29.0 million in the second quarter of 2011 representative of the net premiums payable related to the repurchase of the notes and the write-off of certain unamortized debt issuance costs.

Fair Value of Debt

As of June 30, 2011, the estimated fair value of our long-term debt amounted to $1,851.6 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of June 30, 2011. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 8—Derivatives

We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. In May 2009, we entered into an interest rate swap agreement with a notional amount of $650 million to manage our exposure to interest rate movements on our variable rate Old Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, was scheduled to mature on June 30, 2012 and effectively resulted in a fixed LIBOR interest rate of 2.19% on $650 million of the Old Term Loan B credit facility. In connection with the extinguishment of Old Term Loan B in May 2011, we de-designated our interest rate swap and entered into a swap termination agreement. We paid $14.5 million to settle and terminate the swap. As a result, the $14.5 million was reclassified from other comprehensive income to interest expense.

In May 2009, we also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage our exposure to interest rate movements on our variable rate Old Term Loan B credit facility when one-month LIBOR exceeded 2.5%. The interest rate cap related to a portion of the old variable rate debt that was not covered by our interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matured on June 30, 2011. The $1.3 million investment was amortized over the life of the interest rate cap to interest expense.

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, we designated our interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheet for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
$650 million notional interest rate swap	Other assets	N/A	Other assets	$—	Other accrued expenses	N/A	Other accrued expenses	$16.6

$250 million notional interest rate cap	Other current assets	N/A	Other current assets	$—	Other accrued expenses	N/A	Other accrued expenses	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first six months of 2011 or 2010. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of operations for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010
$650 million notional interest rate swap	($0.4)	($3.9)	Interest expense	($15.5)	($3.1)
$250 million notional interest rate cap	$0.1	$0.1	N/A	$—	$—

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
$650 million notional interest rate swap	$2.1	($9.2)	Interest expense	($18.6)	($6.3)
$250 million notional interest rate cap	$0.3	($0.2)	N/A	$—	$—

Note 9—Income Taxes

During the first six months of 2011, we had a tax benefit of 30.1% resulting in large part from the reversal of $14.4 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. Excluding the effect of the release of the tax reserves, our effective tax rate for the six months ended June 30, 2011 would have been 43.9%.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	June 30, 2011	December 31, 2010
Balance at beginning of period	$25.9	$26.4
Increase in tax positions related to acquisitions	—	—
Increase in prior year tax positions	0.3	1.4
Decrease in prior year tax positions	—	(0.7)
Increase in current year tax positions	0.1	1.3
Settlements	(0.5)	(0.2)
Lapse in statute of limitations	(14.4)	(2.3)

Balance at end of period	$11.4	$25.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Note 10—Commitments and Contingencies

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

Note 11—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	($14.3)	$28.6	$25.5	$36.7
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	2.0	(11.3)	10.1	(4.9)
Unrealized gain (loss) on interest rate deriviatives	(0.1)	(2.4)	1.5	(5.8)
Early termination of swap agreement	9.0	—	9.0	—

Comprehensive income (loss)	($3.4)	$14.9	$46.1	$26.0

The composition of “Accumulated other comprehensive income” at June 30, 2011, net of related tax effects, consisted of a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $46.9 million. The composition of “Accumulated other comprehensive income” at December 31, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $10.5 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $36.8 million.

Note 12—Fair Value Measurements

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	N/A	N/A	N/A	N/A
Liabilities:
Interest rate swap	N/A	N/A	N/A	N/A

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$16.6	$—	$16.6	$—

Interest Rate Swap—Under the interest rate swap agreement, we paid a fixed LIBOR rate on a notional amount and received a variable LIBOR rate which effectively hedged a portion of the Old Term Loan B credit facility. The fair value of the interest rate swap was based on quoted market prices for similar instruments from a commercial bank.

Interest Rate Cap—Under the interest rate cap agreement, we received interest on a notional amount when one-month LIBOR exceeded 2.5%. This agreement effectively hedged a portion of the Old Term Loan B credit facility. The fair value of the interest rate cap was based on quoted market prices for similar instruments from a commercial bank.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

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

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2011 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$257.5	$173.2	$39.9	$—	$470.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	143.7	101.0	8.1	—	252.8
Selling, general and administrative	52.4	19.0	5.0	22.5	98.9
Depreciation and amortization	21.0	16.1	6.2	0.3	43.6

Total operating expenses	217.1	136.1	19.3	22.8	395.3

Operating profit (loss)	40.4	37.1	20.6	(22.8)	75.3
Interest expense	0.3	0.5	3.0	45.9	49.7
Other (income) expense, net	(0.4)	(6.3)	—	—	(6.7)
Loss on extinguishment of debt	—	—	—	53.5	53.5
Intercompany expense (income)	9.5	9.6	(3.6)	(15.5)	—

Income (loss) before income taxes	31.0	33.3	21.2	(106.7)	(21.2)
Income taxes	13.1	12.6	8.1	(40.7)	(6.9)

Net income (loss)	$17.9	$20.7	$13.1	($66.0)	($14.3)

Assets	$2,232.9	$1,170.3	$1,204.7	$41.2	$4,649.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$280.1	$157.3	$32.6	$—	$470.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	152.8	91.8	7.1	—	251.7
Selling, general and administrative	54.0	20.0	4.7	12.1	90.8
Depreciation and amortization	20.9	14.6	6.2	0.1	41.8

Total operating expenses	227.7	126.4	18.0	12.2	384.3

Operating profit (loss)	52.4	30.9	14.6	(12.2)	85.7
Interest expense	0.3	0.6	1.8	33.2	35.9
Other (income) expense, net	(0.2)	(0.2)	—	1.7	1.3
Intercompany expense (income)	10.5	9.6	(3.3)	(16.8)	—

Income (loss) before income taxes	41.8	20.9	16.1	(30.3)	48.5
Income taxes	15.2	7.9	6.2	(9.4)	19.9

Net income (loss)	$26.6	$13.0	$9.9	($20.9)	$28.6

Assets	$2,264.0	$1,195.7	$1,117.3	$76.7	$4,653.7

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2011 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$525.8	$349.1	$78.4	$—	$953.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	298.7	201.4	15.8	—	515.9
Selling, general and administrative	107.5	39.6	9.5	44.4	201.0
Depreciation and amortization	42.4	32.5	12.4	0.4	87.7

Total operating expenses	448.6	273.5	37.7	44.8	804.6

Operating profit (loss)	77.2	75.6	40.7	(44.8)	148.7
Interest expense	0.5	1.1	5.1	76.2	82.9
Other (income) expense, net	(0.7)	(6.6)	—	—	(7.3)
Loss on extinguishment of debt	—	—	—	53.5	53.5
Intercompany expense (income)	22.7	19.2	(6.8)	(35.1)	—

Income (loss) before income taxes	54.7	61.9	42.4	(139.4)	19.6
Income taxes	11.0	22.0	14.3	(53.2)	(5.9)

Net income (loss)	$43.7	$39.9	$28.1	($86.2)	$25.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

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

Note 14—Supplemental Guarantor Information

Our obligations related to the floating rate senior notes, as well as the 10% senior subordinated notes and the 8 3/4% senior notes are or were guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the “Guarantor Subsidiaries”). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the “Non-Guarantor Subsidiaries”). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$346.2	$124.4	$—	$470.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	211.0	41.8	—	252.8
Selling, general and administrative	8.4	77.5	13.0	—	98.9
Depreciation and amortization	—	37.3	6.3	—	43.6

Total operating expenses	8.4	325.8	61.1	—	395.3

Operating profit (loss)	(8.4)	20.4	63.3	—	75.3
Interest expense	31.2	15.0	3.5	—	49.7
Other income, net	—	(6.3)	(0.4)	—	(6.7)
Loss on extinguishment of debt	53.5	—	—	—	53.5
Intercompany expense (income)	—	(4.7)	4.7	—	—

Income (loss) before income taxes	(93.1)	16.4	55.5	—	(21.2)
Income taxes	(33.7)	8.1	18.7	—	(6.9)

Net income (loss)	($59.4)	$8.3	$36.8	$—	($14.3)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Condensed Consolidating Statement of Operations

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$719.5	$233.8	$—	$953.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	434.6	81.3	—	515.9
Selling, general and administrative	12.6	161.3	27.1	—	201.0
Depreciation and amortization	—	75.3	12.4	—	87.7

Total operating expenses	12.6	671.2	120.8	—	804.6

Operating profit (loss)	(12.6)	48.3	113.0	—	148.7
Interest expense	46.6	30.3	6.0	—	82.9
Other income, net	—	(6.5)	(0.8)	—	(7.3)
Loss on extinguishment of debt	53.5	—	—	—	53.5
Intercompany expense (income)	—	(8.7)	8.7	—	—

Income (loss) before income taxes	(112.7)	33.2	99.1	—	19.6
Income taxes	(41.1)	1.0	34.2	—	(5.9)

Net income (loss)	($71.6)	$32.2	$64.9	$—	$25.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Condensed Consolidating Statement of Operations

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$135.8	$64.5	$—	$200.3
Restricted cash	—	—	6.8	—	6.8
Trade receivables, net of allowances	—	274.7	82.8	(18.2)	339.3
Finance receivables, net of allowances	—	4.4	119.9	—	124.3
Finance receivables securitized, net of allowances	—	—	656.4	—	656.4
Deferred income tax assets	—	39.3	—	—	39.3
Other current assets	1.2	40.6	4.5	—	46.3

Total current assets	1.2	494.8	934.9	(18.2)	1,412.7

Other assets
Investments in and advances to affiliates, net	2,423.7	358.4	101.0	(2,883.1)	—
Goodwill	—	1,551.9	4.2	—	1,556.1
Customer relationships, net of accumulated amortization	—	573.8	106.1	—	679.9
Other intangible assets, net of accumulated amortization	—	268.6	6.6	—	275.2
Unamortized debt issuance costs	26.0	—	5.7	—	31.7
Other assets	—	10.4	1.3	—	11.7

Total other assets	2,449.7	2,763.1	224.9	(2,883.1)	2,554.6
Property and equipment, net of accumulated depreciation	—	540.1	141.7	—	681.8

Total assets	$2,450.9	$3,798.0	$1,301.5	($2,901.3)	$4,649.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

Condensed Consolidating Balance Sheet

As of June 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$390.1	$48.2	($18.2)	$420.1
Accrued employee benefits and compensation expenses	—	42.3	4.2	—	46.5
Accrued interest	1.6	—	0.1	—	1.7
Other accrued expenses	9.2	68.4	13.0	—	90.6
Income taxes payable	—	13.3	0.5	—	13.8
Obligations collateralized by finance receivables	—	—	536.4	—	536.4
Current maturities of long-term debt	17.0	—	—	—	17.0

Total current liabilities	27.8	514.1	602.4	(18.2)	1,126.1

Non-current liabilities
Investments by and advances from affiliates, net	111.2	—	—	(111.2)	—
Long-term debt	1,003.2	821.5	—	—	1,824.7
Deferred income tax liabilities	—	282.2	29.0	—	311.2
Other liabilities	—	68.0	3.7	—	71.7

Total non-current liabilities	1,114.4	1,171.7	32.7	(111.2)	2,207.6
Commitments and contingencies

Stockholders’ equity
Total stockholders’ equity	1,308.7	2,112.2	666.4	(2,771.9)	1,315.4

Total liabilities and stockholders’ equity	$2,450.9	$3,798.0	$1,301.5	($2,901.3)	$4,649.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

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

June 30, 2011 (Unaudited)

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

June 30, 2011 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$72.6	$35.7	$49.2	$—	$157.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.2	(21.6)	—	(18.4)
Acquisition of businesses and related contingent payments, net of cash acquired	—	(6.5)	—	—	(6.5)
Purchases of property, equipment and computer software	—	(38.7)	(0.6)	—	(39.3)
(Increase) decrease in restricted cash	—	—	1.8	—	1.8

Net cash (used by) provided by investing activities	—	(42.0)	(20.4)	—	(62.4)
Financing activities
Net increase (decrease) in book overdrafts	—	49.9	(0.4)	—	49.5
Net decrease in obligations collateralized by finance receivables	—	—	16.3	—	16.3
Proceeds from long-term debt	1,691.5	—	—	—	1,691.5
Payments for debt issuance costs	(24.3)	(5.1)	(1.0)	—	(30.4)
Payments on long-term debt	(1,144.6)	—	—	—	(1,144.6)
Payments for early extinguishment of debt	(600.7)	—	—	—	(600.7)
Payments on capital leases	—	(2.1)	(0.2)	—	(2.3)
Issuance of common stock under stock plans	5.5	—	—	—	5.5

Net cash provided by (used by) financing activities	(72.6)	42.7	14.7	—	(15.2)
Effect of exchange rate changes on cash	—	—	1.3	—	1.3

Net increase (decrease) in cash and cash equivalents	—	36.4	44.8	—	81.2
Cash and cash equivalents at beginning of period	—	99.3	19.8	—	119.1

Cash and cash equivalents at end of period	$—	$135.7	$64.6	$—	$200.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2011 (Unaudited)

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

Our future growth depends on a variety of factors, including our ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions, manage expansion, relocate and integrate acquisitions, control costs in our operations, introduce fee increases, expand our product and service offerings including information systems development and retain our executive officers and key employees. Certain initiatives that management considers important to our long-term success include projects involving substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, all of which have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, we cannot predict whether our growth strategy will be successful. In addition, we cannot predict what portion of overall sales will be conducted through online auctions or other remarketing methods in the future and what impact this may have on our auction business.

Overview

We provide whole car and salvage auction services in North America. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAAI and AFC.

•

The ADESA Auctions segment consisted primarily of a 70 whole car auction network in North America at June 30, 2011. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 159 sites in North America at June 30, 2011. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2011, AFC conducted business through 89 branches in North America.

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

We believe that, despite challenging conditions in the overall economy and the automotive industry and the attendant fluctuations in new vehicle sales and “churn,” used vehicle auction volumes in North America in the future will be within the range of approximately 8 million to 9 million used vehicles per year. However, through the first six months of 2011, the whole car auction industry has experienced continued supply shortages as a result of the impacts felt by the automotive industry over the last three years, including volatility in new vehicle sales, lease originations and repossessions. We believe that used vehicle auction volumes in North America will be below 8 million units in 2011. The supply shortage experienced in 2011 is expected to continue into 2012.

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

Despite the negative factors and trends impacting the automotive finance industry in 2008 and 2009, AFC’s financial results improved in the second half of 2009 and throughout 2010. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio, which was over 99 percent current at June 30, 2011. In addition, AFC’s managed portfolio of finance receivables grew approximately 14 percent from June 30, 2010 to $789.5 million at June 30, 2011.

General

In 2008 and 2009, significant changes occurred in the economy which impacted our business. A lack of availability of consumer credit for retail used vehicle buyers, a decline in consumer spending, a reduction in the number of franchised and independent used vehicle dealers in the United States, a decline in new vehicle sales, reduced miles driven and decreases in commodity prices such as steel and platinum all negatively impacted us. Additionally, factors that influenced our business in 2010 included increases in used vehicle prices, supply constraints resulting from the decline in new vehicle sales during the recession, a decrease in the number of repossessions, lower loan default rates and fewer vehicles being classified as total loss vehicles by the insurance industry.

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

Accounting Standards Update (“ASU”) 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the guidance on January 1, 2010. The guidance eliminated securitization income accounting and resulted in the recording of interest and fee income, provision for credit losses and interest expense for the finance receivable transactions under the revolving sale agreement. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million in the first quarter of 2010.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2011	2010
Revenues
ADESA	$257.5	$280.1
IAAI	173.2	157.3
AFC	39.9	32.6

Total revenues	470.6	470.0
Cost of services*	252.8	251.7

Gross profit*	217.8	218.3
Selling, general and administrative	98.9	90.8
Depreciation and amortization	43.6	41.8

Operating profit	75.3	85.7
Interest expense	49.7	35.9
Other (income) expense, net	(6.7)	1.3
Loss on extinguishment of debt	53.5	—

Income (loss) before income taxes	(21.2)	48.5
Income taxes	(6.9)	19.9

Net income (loss)	($14.3)	$28.6

Net income (loss) per share—basic and diluted	($0.11)	$0.21

*	Exclusive of depreciation and amortization

For the three months ended June 30, 2011, we had revenue of $470.6 million compared with revenue of $470.0 million for the three months ended June 30, 2010. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 4%, to $43.6 million for the three months ended June 30, 2011, compared with $41.8 million for the three months ended June 30, 2010. The increase is representative of increased amortization resulting from certain assets placed in service during 2010 and the first half of 2011, partially offset by a decrease in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $13.8 million, or 38%, to $49.7 million for the three months ended June 30, 2011, compared with interest expense of $35.9 million for the three months ended June 30, 2010. The increase in interest expense was primarily the result of the recognition of $14.5 million in additional interest expense in connection with the settlement and termination of our $650 million notional swap agreement that was used to hedge interest payments on Old Term Loan B. Partially offsetting the increase was a decrease in interest expense as a result of $143.3 million in prepayments on long-term debt in the fourth quarter of 2010.

Other (Income) Expense

Other income was $6.7 million for the three months ended June 30, 2011, compared with other expense of $1.3 million for the three months ended June 30, 2010. The change in other (income) expense was primarily representative of the reversal of contingent consideration. In the second quarter of 2011, we reversed accrued contingent consideration of approximately $5.9 million related to certain prior year acquisitions based on revised forecasts, which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met.

Loss on Extinguishment of Debt

In May 2011, we terminated our previous credit facility, dated as of April 20, 2007. In addition, in June 2011, we prepaid $450.0 million principal amount of the 8 3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from New Term Loan B and cash on hand. In the second quarter of 2011, we recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our Old Term Loan B. In the second quarter of 2011, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of the 8 3/4% senior notes and the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

Income Taxes

We had a tax benefit of 32.5% for the three months ended June 30, 2011, compared with an effective tax rate of 41.0% for the three months ended June 30, 2010. Excluding the effect of discrete items and changes in the estimates of our effective tax rates, our effective tax rates for the three months ended June 30, 2011 and June 30, 2010 would have been 43.9% and 42.6%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the differences in permanently nondeductible expenses, including certain stock-based compensation expense related to the KAR LLC and Axle LLC operating units, as well as pre-tax profits. We expect our effective tax rate to be approximately 25% in 2011, which reflects the recognition of the impact of certain tax deductions which will not impact future periods.

ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2011	2010
ADESA revenue	$257.5	$280.1
Cost of services*	143.7	152.8

Gross profit*	113.8	127.3
Selling, general and administrative	52.4	54.0
Depreciation and amortization	21.0	20.9

Operating profit	$40.4	$52.4

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $22.6 million, or 8%, to $257.5 million for the three months ended June 30, 2011, compared with $280.1 million for the three months ended June 30, 2010. The decrease in revenue was primarily a result of a 14% decrease in the number of vehicles sold, partially offset by a 7% increase in revenue per vehicle sold to over $600 for the three months ended June 30, 2011, compared to over $560 for the three months ended June 30, 2010.

The 7% increase in revenue per vehicle sold was attributable to incremental fee income related to higher used vehicle values and selective fee increases, which resulted in increased ADESA revenue of approximately $9.2 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $3.9 million, partially offset by decreases in ancillary services, which resulted in decreased ADESA revenue of approximately $0.2 million.

The total number of used vehicles sold at ADESA decreased 14% for the three months ended June 30, 2011, compared with the three months ended June 30, 2010, and resulted in a decrease in ADESA revenue of approximately $35.5 million. The decrease in volume sold was attributable to a decline in supplier inventory levels, partially offset by a 13% increase in dealer consignment units sold for the three months ended June 30, 2011 compared to the same period in 2010. Online sales volumes for ADESA in the second quarter of 2011 represented approximately 22% of the total vehicles sold by ADESA.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 60.8% for the three months ended June 30, 2011, compared with 64.9% for the three months ended June 30, 2010. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the three months ended June 30, 2011, dealer consignment vehicles represented more than 42% of used vehicles sold at ADESA, an increase from more than 32% for the three months ended June 30, 2010.

Gross Profit

For the three months ended June 30, 2011, gross profit for ADESA decreased $13.5 million, or 11%, to $113.8 million, compared to $127.3 million for the three months ended June 30, 2010. Gross profit for ADESA was 44.2% of revenue for the three months ended June 30, 2011, compared with 45.4% of revenue for the three months ended June 30, 2010. The decrease in gross profit as a percentage of revenue for the three months ended June 30, 2011, compared with the three months ended June 30, 2010 was primarily the result of the 14% decrease in the number of vehicles sold and the related decrease in revenue, partially offset by a reduction in cost of services.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $1.6 million, or 3%, to $52.4 million for the three months ended June 30, 2011, compared with $54.0 million for the three months ended June 30, 2010, primarily due to decreases in marketing costs, incentive compensation and other miscellaneous expenses, partially offset by increases for costs at acquired sites and fluctuations in the Canadian exchange rate.

IAAI Results

	Three Months Ended June 30,
(Dollars in millions)	2011	2010
IAAI revenue	$173.2	$157.3
Cost of services*	101.0	91.8

Gross profit*	72.2	65.5
Selling, general and administrative	19.0	20.0
Depreciation and amortization	16.1	14.6

Operating profit	$37.1	$30.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $15.9 million, or 10%, to $173.2 million for the three months ended June 30, 2011, compared with $157.3 million for the three months ended June 30, 2010. The increase in revenue was primarily a result of an increase in vehicles sold, an increase in fee revenue per unit due to an increase in average selling price for vehicles sold at auction and the incremental revenue attributable to non-insurance vehicles sold for the three months ended June 30, 2011. For the three months ended June 30, 2011, total salvage vehicles sold increased approximately 5%. Online sales volumes for IAAI in the second quarter of 2011 represented approximately half of the total vehicles sold by IAAI.

Gross Profit

For the three months ended June 30, 2011, gross profit at IAAI increased to $72.2 million, or 41.7% of revenue, compared with $65.5 million, or 41.6% of revenue, for the three months ended June 30, 2010. The gross profit increase was primarily the result of the increase in revenue. The increase in cost of services was attributable to expenses associated with sites acquired in the fourth quarter of 2010, increases in yard and auction expenses and an increase in purchased vehicles, which represented less than 5% of total salvage vehicles sold.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $1.0 million, or 5%, to $19.0 million for the three months ended June 30, 2011, compared with $20.0 million for the three months ended June 30, 2010. The decrease in selling, general and administrative expenses was attributable to a decrease in incentive-based compensation and stock-based compensation expense, a decrease in severance related to the process improvement initiative, partially offset by increased spending on professional fees and travel costs.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2011	2010
AFC revenue
Interest and fee income	$39.2	$33.6
Other revenue	0.8	0.4
Provision for credit losses	(0.1)	(1.4)

Total AFC revenue	39.9	32.6
Cost of services*	8.1	7.1

Gross profit*	31.8	25.5
Selling, general and administrative	5.0	4.7
Depreciation and amortization	6.2	6.2

Operating profit	$20.6	$14.6

Loan transactions	251,730	219,758
Revenue per loan transaction	$159	$148

*	Exclusive of depreciation and amortization

Revenue

For the three months ended June 30, 2011, AFC revenue increased $7.3 million, or 22%, to $39.9 million, compared with $32.6 million for the three months ended June 30, 2010. The increase in revenue was the result of a 7% increase in revenue per loan transaction for the three months ended June 30, 2011, compared with the same period in 2010, and a 15% increase in loan transactions to 251,730 for the three months ended June 30, 2011. In addition, managed receivables increased to $789.5 million at June 30, 2011 from $694.6 million at June 30, 2010.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased 7% to $159, primarily as a result of a decrease in credit losses and an increase in the average portfolio duration.

Gross Profit

For the three months ended June 30, 2011, gross profit for the AFC segment increased $6.3 million, or 25%, to $31.8 million compared with $25.5 million for the three months ended June 30, 2010, primarily as a result of a 22% increase in revenue, partially offset by a 14% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees, as well as an increase in lot audit expenses, partially offset by a decrease in collection expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.3 million, or 6%, for the three months ended June 30, 2011, compared with the three months ended June 30, 2010. The increase was primarily the result of an increase in compensation expense, partially offset by a decrease in incentive compensation.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2011	2010
Selling, general and administrative	$22.5	$12.1
Depreciation and amortization	0.3	0.1

Operating loss	($22.8)	($12.2)

Selling, General and Administrative Expenses

For the three months ended June 30, 2011, selling, general and administrative expenses at the holding company increased $10.4 million, or 86%, to $22.5 million, compared with $12.1 million for the three months ended June 30, 2010, primarily as a result of an increase in compensation and related employee benefit costs, partially offset by a decrease in professional fees. The increase in compensation and related employee benefit costs included an $11.1 million increase in non-cash stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value.

Overview of Results of KAR Auction Services for the Six Months Ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2011	2010
Revenues
ADESA	$525.8	$553.7
IAAI	349.1	316.1
AFC	78.4	58.6

Total revenues	953.3	928.4
Cost of services*	515.9	507.7

Gross profit*	437.4	420.7
Selling, general and administrative	201.0	185.8
Depreciation and amortization	87.7	85.1

Operating profit	148.7	149.8
Interest expense	82.9	70.8
Other income, net	(7.3)	(1.6)
Loss on extinguishment of debt	53.5	25.3

Income before income taxes	19.6	55.3
Income taxes	(5.9)	18.6

Net income	$25.5	$36.7

Net income per share—basic and diluted	$0.19	$0.27

*	Exclusive of depreciation and amortization

For the six months ended June 30, 2011, we had revenue of $953.3 million compared with revenue of $928.4 million for the six months ended June 30, 2010, an increase of 3%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization increased $2.6 million, or 3%, to $87.7 million for the six months ended June 30, 2011, compared with $85.1 million for the six months ended June 30, 2010. The increase is representative of increased amortization resulting from certain assets placed in service during 2010 and the first half of 2011, partially offset by a decrease in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $12.1 million, or 17%, to $82.9 million for the six months ended June 30, 2011, compared with interest expense of $70.8 million for the six months ended June 30, 2010. The increase in interest expense was primarily the result of the recognition of $14.5 million in additional interest expense related to the settlement and termination of our $650 million notional swap agreement, which was used to hedge interest payments on Old Term Loan B. Partially offsetting the increase was a decrease in interest expense as a result of $143.3 million in prepayments on long-term debt in the fourth quarter of 2010.

Other Income

Other income was $7.3 million for the six months ended June 30, 2011, compared with other income of $1.6 million for the six months ended June 30, 2010. The change in other income was primarily representative of the reversal of contingent consideration. In the second quarter of 2011, we reversed accrued contingent consideration of approximately $5.9 million related to certain prior year acquisitions based on revised forecasts, which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met.

Loss on Extinguishment of Debt

In May 2011, we terminated our previous credit facility, dated as of April 20, 2007. In addition, in June 2011, we prepaid $450.0 million principal amount of the 8 3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from New Term Loan B and cash on hand. In the second quarter of 2011, we recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our Old Term Loan B. In the second quarter of 2011, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of the 8 3/4% senior notes and the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

In connection with our initial public offering in 2009, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes tendered were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from the initial public offering and the underwriters option to purchase additional shares. In the first quarter of 2010 we recorded a $25.3 million pretax charge representative of the net premiums payable related to the repurchase of the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our 10% senior subordinated notes and certain expenses related to the tender offer.

Income Taxes

We had a tax benefit of 30.1% for the six months ended June 30, 2011, compared with an effective tax rate of 33.6% for the six months ended June 30, 2010. During the first six months of 2011, our effective tax rate of

30.1% benefited from the reversal of $14.4 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. During the first six months of 2010 our effective tax rate benefited from the recognition of $5.2 million of tax benefits that had not been previously recorded. Excluding the effect of these items, our effective tax rates for the six months ended June 30, 2011 and June 30, 2010 would have been 43.9% and 42.6%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the differences in permanently nondeductible expenses, including certain stock-based compensation expense related to the KAR LLC and Axle LLC operating units, as well as pre-tax profits. We expect our effective tax rate to be approximately 25% in 2011, which reflects the recognition of the impact of certain tax deductions which will not impact future periods.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
ADESA revenue	$525.8	$553.7
Cost of services*	298.7	308.8

Gross profit*	227.1	244.9
Selling, general and administrative	107.5	105.8
Depreciation and amortization	42.4	43.0

Operating profit	$77.2	$96.1

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $27.9 million, or 5%, to $525.8 million for the six months ended June 30, 2011, compared with $553.7 million for the six months ended June 30, 2010. The decrease in revenue was primarily a result of a 10% decrease in the number of vehicles sold, partially offset by a 5% increase in revenue per vehicle sold to over $590 for the six months ended June 30, 2011, compared to over $560 for the six months ended June 30, 2010.

The 5% increase in revenue per vehicle sold was attributable to incremental fee income related to higher used vehicle values and selective fee increases, which resulted in increased ADESA revenue of approximately $14.1 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $6.8 million, and increases in ancillary services resulted in increased ADESA revenue of approximately $0.2 million.

The total number of used vehicles sold at ADESA decreased 10% for the six months ended June 30, 2011, compared with the six months ended June 30, 2010, and resulted in a decrease in ADESA revenue of approximately $49.0 million. The decrease in volume sold was attributable to a decline in supplier inventory levels, partially offset by a 15% increase in dealer consignment units sold in the first six months of 2011 compared to the first six months of 2010. Online sales volumes for ADESA in the first six months of 2011 represented approximately 23% of the total vehicles sold by ADESA.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 63.7% for the six months ended June 30, 2011, compared with 66.7% for the six months ended June 30, 2010. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate. For the six months ended June 30, 2011, dealer consignment vehicles represented more than 40% of used vehicles sold at ADESA, an increase from more than 31% for the six months ended June 30, 2010.

Gross Profit

For the six months ended June 30, 2011, gross profit for ADESA decreased $17.8 million, or 7%, to $227.1 million, compared to $244.9 million for the six months ended June 30, 2010. Gross profit for ADESA was 43.2% of revenue for the six months ended June 30, 2011, compared with 44.2% of revenue for the six months ended June 30, 2010. The decrease in gross profit as a percentage of revenue for the six months ended June 30, 2011, compared with the six months ended June 30, 2010 was primarily the result of the 10% decrease in the number of vehicles sold and the related decrease in revenue, partially offset by a reduction in cost of services.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment increased $1.7 million, or 2%, to $107.5 million for the six months ended June 30, 2011, compared with $105.8 million for the six months ended June 30, 2010, primarily due to increases for costs at acquired sites, fluctuations in the Canadian exchange rate, travel costs and telecom expenses, partially offset by decreases in marketing costs as well as compensation and incentive compensation costs.

IAAI Results

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
IAAI revenue	$349.1	$316.1
Cost of services*	201.4	185.3

Gross profit*	147.7	130.8
Selling, general and administrative	39.6	40.6
Depreciation and amortization	32.5	29.4

Operating profit	$75.6	$60.8

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $33.0 million, or 10%, to $349.1 million for the six months ended June 30, 2011, compared with $316.1 million for the six months ended June 30, 2010. The increase in revenue was primarily a result of an increase in vehicles sold, an increase in fee revenue per unit due to an increase in average selling price for vehicles sold at auction and the incremental revenue attributable to non-insurance vehicles sold for the six months ended June 30, 2011. For the six months ended June 30, 2011, total salvage vehicles sold increased approximately 4%. Online sales volumes for IAAI for the first six months of 2011 represented approximately half of the total vehicles sold by IAAI.

Gross Profit

For the six months ended June 30, 2011, gross profit at IAAI increased to $147.7 million, or 42.3% of revenue, compared with $130.8 million, or 41.4% of revenue, for the six months ended June 30, 2010. The gross profit increase was primarily the result of the increase in revenue. The increase in cost of services was attributable to expenses associated with sites acquired in the fourth quarter of 2010, increases in yard and auction expenses and an increase in purchased vehicles, which represented less than 5% of total salvage vehicles sold.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI decreased $1.0 million to $39.6 million for the six months ended June 30, 2011, compared with $40.6 million for the six months ended June 30, 2010. The decrease in selling, general and administrative expenses was attributable to a decrease in incentive-based compensation and stock-based compensation expense, a decrease in severance related to the tail end of our process improvement initiative, partially offset by increased spending on professional fees and travel costs.

AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2011	2010
AFC revenue
Interest and fee income	$79.2	$63.2
Other revenue	1.7	0.3
Provision for credit losses	(2.5)	(4.9)

Total AFC revenue	78.4	58.6
Cost of services*	15.8	13.6

Gross profit*	62.6	45.0
Selling, general and administrative	9.5	8.5
Depreciation and amortization	12.4	12.4

Operating profit	$40.7	$24.1

Loan transactions	523,743	451,253
Revenue per loan transaction	$150	$130

*	Exclusive of depreciation and amortization

Revenue

For the six months ended June 30, 2011, AFC revenue increased $19.8 million, or 34%, to $78.4 million, compared with $58.6 million for the six months ended June 30, 2010. The increase in revenue was the result of a 15% increase in revenue per loan transaction for the six months ended June 30, 2011, compared with the same period in 2010, and a 16% increase in loan transactions to 523,743 for the six months ended June 30, 2011. In addition, managed receivables increased to $789.5 million at June 30, 2011 from $694.6 million at June 30, 2010.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased 15% to $150, primarily as a result of the adoption of Accounting Standards Update 2009-16 in 2010 (see below), a decrease in credit losses and related provision, and increases in the average portfolio duration, floorplan fee income and other revenue.

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

Gross Profit

For the six months ended June 30, 2011, gross profit for the AFC segment increased $17.6 million, or 39%, to $62.6 million compared with $45.0 million for the six months ended June 30, 2010, primarily as a result of a 34% increase in revenue, partially offset by a 16% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees, as well as an increase in lot audit expenses, partially offset by a decrease in collection expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $1.0 million, or 12%, for the six months ended June 30, 2011, compared with the six months ended June 30, 2010. The increase was primarily the result of an increase in legal and professional fees as well as an increase in compensation expense, partially offset by a decrease in incentive compensation.

Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Selling, general and administrative	$44.4	$30.9
Depreciation and amortization	0.4	0.3

Operating loss	($44.8)	($31.2)

Selling, General and Administrative Expenses

For the six months ended June 30, 2011, selling, general and administrative expenses at the holding company increased $13.5 million, or 44%, to $44.4 million, compared with $30.9 million for the six months ended June 30, 2010, primarily as a result of an increase in compensation and related employee benefit costs, partially offset by a decrease in professional fees. The increase in compensation and related employee benefit costs included a $12.1 million increase in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests) which are remeasured each reporting period to fair value, as well as $1.2 million of severance expense.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Cash and cash equivalents	$200.3	$119.1	$289.4
Restricted cash	6.8	8.6	8.3
Working capital	286.6	287.9	391.5
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	157.5		327.9

*	There were related outstanding letters of credit totaling approximately $29.6 million, $29.4 million and $32.7 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, which reduced the amount available for borrowings under the respective credit facility.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $162.4 million at June 30, 2011.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Securitization Facilities.”

Credit Facilities

On May 19, 2011, we established a new $1.7 billion, six-year senior secured term loan facility (“New Term Loan B”) and a new $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011 (the “Credit Agreement”). Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the “2007 Credit Agreement”). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement; however, we incurred a loss on the extinguishment of Old Term Loan B of $24.5 million representative of the write-off of certain unamortized debt issuance costs.

The new credit facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Credit Agreement provides that with respect to the new revolving credit facility up to $75 million is available for letters of credit and up to $75 million is available for swing line loans. The Credit Agreement also permits up to $300 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders (with the consent of the administrative agent).

New Term Loan B was issued at a discount of $8.5 million. The $8.5 million discount is being amortized to interest expense over the six-year term of the loan. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with such payments commencing on September 30, 2011 and the balance payable at maturity. The new credit facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and, (ii) for any fiscal year ending on or after December 31, 2011, any excess cash flow, as defined in the Credit Agreement.

New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on New Term Loan B was 5.0% at June 30, 2011. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company will also pay a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The fee may step down to 37.5 basis points based on the Company’s Consolidated Senior Secured Leverage Ratio as described above.

On June 30, 2011, $1,700.0 million was outstanding on New Term Loan B and there were no borrowings under the new revolving credit facility at June 30, 2011 or the old revolving credit facility at December 31, 2010. There were related outstanding letters of credit in the aggregate amount of $29.6 million and $29.4 million at June 30, 2011 and December 31, 2010, respectively, which reduced the amount available for borrowings under the respective credit facility.

In addition, our Canadian operations have a C$8 million line of credit which was undrawn as of June 30, 2011; however, there were related letters of credit outstanding totaling approximately C$1.8 million at June 30, 2011, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our new revolving credit facility.

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

The covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indenture governing our floating rate senior notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2011.

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

Securitization Facilities

AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC’s finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC believes the current aggregate maximum commitment totaling $650 million as of June 30, 2011 and available cash will be adequate to fund additional growth in its U.S. finance receivables.

On April 26, 2011, AFC and AFC Funding Corporation entered into the Fourth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding’s U.S. committed liquidity from $450 million to $650 million and extended the facility’s maturity date from April 20, 2012 to June 30, 2014. In addition, the interest costs for amounts borrowed increased approximately 0.5% and certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified.

On May 24, 2011, Automotive Finance Canada, Inc. (“AFCI”) entered into an Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI’s Canadian committed liquidity from C$75 million to C$100 million and extended the facility’s maturity date from April 20, 2012 to June 30, 2014. AFCI’s committed liquidity is provided through a third party conduit (separate from the U.S. conduit).

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

AFC managed total finance receivables of $789.5 million and $771.6 million at June 30, 2011 and December 31, 2010, respectively.

AFC’s allowance for losses of $8.8 million and $9.7 million at June 30, 2011 and December 31, 2010, respectively, includes an estimate of losses for finance receivables as well as an allowance for any further deterioration in the finance receivables after they are repurchased from the bank conduit facility.

As of June 30, 2011 and December 31, 2010, $784.9 million and $763.9 million of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $536.4 million and $520.1 million of obligations collateralized by finance receivables at June 30, 2011 and December 31, 2010. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At June 30, 2011, we were in compliance with the covenants in the securitization agreements.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA, as presented herein, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. They are not measurements of our financial performance under GAAP and should not be considered substitutes for net income (loss) or any other performance measures derived in accordance with GAAP.

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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2011
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$17.9	$20.7	$13.1	($66.0)	($14.3)
Add back:
Income taxes	13.1	12.6	8.1	(40.7)	(6.9)
Interest expense, net of interest income	0.2	0.5	3.0	45.9	49.6
Depreciation and amortization	21.0	16.1	6.2	0.3	43.6
Intercompany	9.5	9.6	(3.6)	(15.5)	—

EBITDA	61.7	59.5	26.8	(76.0)	72.0
Adjustments	3.7	(3.6)	(1.6)	61.6	60.1

Adjusted EBITDA	$65.4	$55.9	$25.2	($14.4)	$132.1

	Three Months Ended June 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$26.6	$13.0	$9.9	($20.9)	$28.6
Add back:
Income taxes	15.2	7.9	6.2	(9.4)	19.9
Interest expense, net of interest income	0.3	0.6	1.8	33.2	35.9
Depreciation and amortization	20.9	14.6	6.2	0.1	41.8
Intercompany	10.5	9.6	(3.3)	(16.8)	—

EBITDA	73.5	45.7	20.8	(13.8)	126.2
Adjustments	3.3	4.6	(1.3)	(1.8)	4.8

Adjusted EBITDA	$76.8	$50.3	$19.5	($15.6)	$131.0

	Six Months Ended June 30, 2011
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$43.7	$39.9	$28.1	($86.2)	$25.5
Add back:
Income taxes	11.0	22.0	14.3	(53.2)	(5.9)
Interest expense, net of interest income	0.4	1.1	5.1	76.2	82.8
Depreciation and amortization	42.4	32.5	12.4	0.4	87.7
Intercompany	22.7	19.2	(6.8)	(35.1)	—

EBITDA	120.2	114.7	53.1	(97.9)	190.1
Adjustments	6.9	(1.2)	(3.0)	66.6	69.3

Adjusted EBITDA	$127.1	$113.5	$50.1	($31.3)	$259.4

	Six Months Ended June 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$49.4	$24.8	$15.7	($53.2)	$36.7
Add back:
Income taxes	25.0	16.4	10.7	(33.5)	18.6
Interest expense, net of interest income	0.5	1.1	3.2	66.0	70.8
Depreciation and amortization	43.0	29.4	12.4	0.3	85.1
Intercompany	21.4	19.1	(5.5)	(35.0)	—

EBITDA	139.3	90.8	36.5	(55.4)	211.2
Adjustments	7.3	8.3	0.7	23.6	39.9

Adjusted EBITDA	$146.6	$99.1	$37.2	($31.8)	$251.1

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2011
(Dollars in millions)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net income (loss)	$25.6	$7.3	$39.8	($14.3)	$58.4
Add back:
Income taxes	11.1	(2.5)	1.0	(6.9)	2.7
Interest expense, net of interest income	35.5	35.0	33.2	49.6	153.3
Depreciation and amortization	42.2	44.0	44.1	43.6	173.9

EBITDA	114.4	83.8	118.1	72.0	388.3
Nonrecurring charges	2.8	8.4	2.8	16.2	30.2
Noncash charges	5.8	12.9	8.5	46.2	73.4
AFC interest expense	(1.9)	(2.1)	(2.1)	(2.3)	(8.4)

Adjusted EBITDA	$121.1	$103.0	$127.3	$132.1	$483.5

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Net cash provided by (used for):
Operating activities	$157.5	$327.9
Investing activities	(62.4)	(611.7)
Financing activities	(15.2)	209.4
Effect of exchange rate on cash	1.3	(0.1)

Net increase (decrease) in cash and cash equivalents	$81.2	($74.5)

Cash flow from operating activities was $157.5 million for the six months ended June 30, 2011, compared with $327.9 million for the six months ended June 30, 2010. The decrease in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale in 2010, which resulted from the adoption of ASU 2009-16.

Net cash used for investing activities was $62.4 million for the six months ended June 30, 2011, compared with $611.7 million for the six months ended June 30, 2010. The change in net cash used for investing activities was primarily the result of the 2010 net increase in finance receivables held for investment, which resulted from the adoption of ASU 2009-16. The guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. In addition, we spent $17.3 million more for capital items in the first six months of 2011 compared with the first six months of 2010. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash used for financing activities was $15.2 million for the six months ended June 30, 2011, compared with net cash provided by financing activities of $209.4 million for the six months ended June 30, 2010. The change in net cash provided by (used for) financing activities was attributable to the $473.4 million increase in obligations collateralized by finance receivables in 2010, which resulted from the adoption of ASU 2009-16 as discussed above partially offset by payments on debt in 2010. In addition, the change in net cash provided by (used for) financing activities was impacted by the 2011 extinguishment of the Company’s senior secured credit facility, as the proceeds from New Term Loan B, as well as cash on hand, were used to pay all principal outstanding and interest due under the 2007 Credit Agreement and pay the principal and net premiums related to the repurchase of the 8 3/4% senior notes and the 10% senior subordinated notes.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2011 and the year ended December 31, 2010 approximated $39.3 million and $78.9 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $85 million for fiscal year 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Contractual Obligations

The Company’s contractual cash obligations for long-term debt, interest payments related to long-term debt, interest rate derivatives, capital lease obligations, operating leases and postretirement benefit payments were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Since December 31, 2010, there have been no material changes to the contractual obligations of the Company, outside the ordinary course of the Company’s business, except as follows:

•

On May 19, 2011, we established a $1.7 billion, six-year senior secured New Term Loan B facility, with a maturity date of May 18, 2017. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with such payments commencing on September 30, 2011. New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum). The rate on New Term Loan B was 5.0% at June 30, 2011.

•	On May 19, 2011, we repaid the remaining $1,144.6 million principal balance of Old Term Loan B with proceeds received from New Term Loan B.

•	On May 23, 2011, we settled and terminated our interest rate swap agreement with a notional amount of $650 million.

•

On June 15, 2011, we prepaid $450.0 million principal amount of the 8 3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from New Term Loan B and cash on hand.

See Note 7 and Note 8 to the Consolidated Financial Statements, included elsewhere in this Interim Report on Form 10-Q, for additional information about the items described above. For additional information regarding our contractual cash obligations as of December 31, 2010, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011.

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. We do not expect the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $1.0 million and $1.4 million for the three and six months ended June 30, 2011. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We generally use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings.

In May 2009, we entered into an interest rate swap agreement with a notional amount of $650 million to manage our exposure to interest rate movements on our variable rate Old Term Loan B credit facility. The interest rate swap agreement had an effective date of June 30, 2009, was scheduled to mature on June 30, 2012 and effectively resulted in a fixed LIBOR interest rate of 2.19% on $650 million of the Old Term Loan B credit facility. In connection with the extinguishment of Old Term Loan B in May 2011, we de-designated our interest rate swap and entered into a swap termination agreement. We paid $14.5 million to settle and terminate the swap agreement.

In May 2009, we also purchased an interest rate cap for $1.3 million with a notional amount of $250 million to manage our exposure to interest rate movements on our variable rate Old Term Loan B credit facility when one-month LIBOR exceeded 2.5%. The interest rate cap related to a portion of the old variable rate debt that was not covered by our interest rate swap agreement. The interest rate cap agreement had an effective date of June 30, 2009 and matured on June 30, 2011.

The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. As noted above, our interest rate swap agreement was terminated in May 2011 and our interest rate cap agreement matured on June 30, 2011. At December 31, 2010, the fair value of the interest rate swap was a $16.6 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet, and the fair value of the interest rate cap was a less than $0.1 million asset recorded in “Other current assets” on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives were included as a component of “Accumulated other comprehensive income.” At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. We were exposed to credit loss in the event of non-performance by the counterparties; however, non-performance was not anticipated. We only partially hedged our exposure to interest rate fluctuations on our old variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and six months ended June 30, 2011 would have resulted in an increase in interest expense of approximately $1.1 million and $2.7 million, respectively.

In May 2011, we established a variable rate $1.7 billion New Term Loan B credit facility which contains an adjusted LIBOR rate floor of 1.25%. Based on rates at June 30, 2011, LIBOR would have to increase approximately 100 basis points before our interest payments would increase on the New Term Loan B credit facility.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway Superfund Site in Seattle, Washington, or “LDW.” At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI, the owner, and predecessor at their Tukwila location, which is adjacent to the LDW, are currently in discussion with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAAI submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements.

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

KAR Auction Services, Inc.
(Registrant)

Date: August 9, 2011	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the “Floating Senior Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents					X

10.2	Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement					X

10.3	Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)					X

10.4	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.6a*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.6b*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.6c*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

10.7*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008

10.8*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	6/17/2009

10.9*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.10*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.11a*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008

10.11b*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11c*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011

10.12*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.13a*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.13b*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.14a^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.14b	First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009

10.15a	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.15b	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.15c	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.16*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.17a^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.17b	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.17c	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17d^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.18^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	6/17/2009

10.19^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009

10.20^

Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.

						X

10.21^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010

10.22^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada					X

10.23a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.24a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.26a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.27a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.28a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.28b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.29a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.29b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.30a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.30b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008
10.31	Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.32*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.33a*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.33b*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.33c*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.34*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.35*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.36*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.37*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.