Form 10-Q
period 2011-09-30
KAR Auction Services, Inc.
filed 2011-11-03
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 136,267,897 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues
ADESA Auction Services	$241.3	$267.4	$767.1	$821.1
IAAI Salvage Services	164.7	142.3	513.8	458.4
AFC	41.0	35.6	119.4	94.2

Total operating revenues	447.0	445.3	1,400.3	1,373.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	245.7	241.6	761.6	749.3
Selling, general and administrative	79.9	90.4	280.9	276.2
Depreciation and amortization	43.8	42.2	131.5	127.3

Total operating expenses	369.4	374.2	1,174.0	1,152.8

Operating profit	77.6	71.1	226.3	220.9
Interest expense	29.4	35.5	112.3	106.3
Other (income) expense, net	1.3	(1.1)	(6.0)	(2.7)
Loss on extinguishment of debt	0	0	53.5	25.3

Income before income taxes	46.9	36.7	66.5	92.0
Income taxes	14.7	11.1	8.8	29.7

Net income	$32.2	$25.6	$57.7	$62.3

Net income per share
Basic	$0.24	$0.19	$0.42	$0.46

Diluted	$0.23	$0.19	$0.42	$0.46

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$203.6	$119.1
Restricted cash	6.7	8.6
Trade receivables, net of allowances of $6.0 and $6.3	318.0	271.9
Finance receivables, net of allowances	124.6	126.2
Finance receivables securitized, net of allowances	669.5	635.7
Deferred income tax assets	39.3	40.8
Other current assets	48.4	52.4

Total current assets	1,410.1	1,254.7

Other assets
Goodwill	1,555.8	1,554.1
Customer relationships, net of accumulated amortization of $306.5 and $254.3	653.1	712.6
Other intangible assets, net of accumulated amortization of $125.4 and $98.0	274.2	269.8
Unamortized debt issuance costs	30.5	41.4
Other assets	11.6	11.9

Total other assets	2,525.2	2,589.8
Property and equipment, net of accumulated depreciation of $344.7 and $299.8	676.3	680.5

Total assets	$4,611.6	$4,525.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$384.7	$287.7
Accrued employee benefits and compensation expenses	50.1	57.2
Accrued interest	1.5	10.1
Other accrued expenses	75.1	88.8
Income taxes payable	8.4	2.9
Obligations collateralized by finance receivables	542.7	520.1
Current maturities of long-term debt	17.0	0

Total current liabilities	1,079.5	966.8

Non-current liabilities
Long-term debt	1,820.8	1,875.7
Deferred income tax liabilities	318.3	326.3
Other liabilities	80.1	111.6

Total non-current liabilities	2,219.2	2,313.6
Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2011: 136,265,435
December 31, 2010: 135,493,537	1.4	1.4
Additional paid-in capital	1,398.3	1,381.6
Retained deficit	(107.2)	(164.9)
Accumulated other comprehensive income	20.4	26.5

Total stockholders’ equity	1,312.9	1,244.6

Total liabilities and stockholders’ equity	$4,611.6	$4,525.0

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	135.5	$1.4	$1,381.6	($164.9)	$26.5	$1,244.6
Comprehensive income:
Net income				57.7		57.7
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives					1.6	1.6
Early termination of swap agreement					9.0	9.0
Foreign currency translation					(16.7)	(16.7)

Comprehensive income						51.6
Issuance of common stock under stock plans	0.8		6.0			6.0
Stock-based compensation expense			10.7			10.7

Balance at September 30, 2011	136.3	$1.4	$1,398.3	($107.2)	$20.4	$1,312.9

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$57.7	$62.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131.5	127.3
Provision for credit losses	5.1	8.3
Deferred income taxes	(11.8)	2.7
Amortization of debt issuance costs	8.3	10.3
Stock-based compensation	10.7	12.4
Contingent consideration adjustment	(4.6)	0
(Gain) loss on disposal of fixed assets	(0.2)	0.2
Loss on extinguishment of debt	53.5	25.3
Other non-cash, net	6.4	9.8
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	0	50.2
Retained interests in finance receivables sold	0	89.8
Trade receivables and other assets	(44.9)	(109.4)
Accounts payable and accrued expenses	(6.2)	128.8

Net cash provided by operating activities	205.5	418.0

Investing activities
Net increase in finance receivables held for investment	(40.1)	(609.4)
Acquisition of businesses and related contingent payments, net of cash acquired	(6.9)	(2.7)
Purchases of property, equipment and computer software	(64.2)	(41.9)
Purchases of other intangibles	0	(0.5)
Proceeds from the sale of property and equipment	0.2	2.0
Decrease in restricted cash	1.9	3.2

Net cash used by investing activities	(109.1)	(649.3)

Financing activities
Net increase in book overdrafts	58.4	37.3
Net increase in obligations collateralized by finance receivables	22.6	479.0
Proceeds from long-term debt	1,691.5	0
Payments for debt issuance costs	(30.6)	0
Payments on long-term debt	(1,148.8)	(28.3)
Payment for early extinguishment of debt	(600.7)	(243.6)
Payments on capital leases	(6.1)	(3.4)
Initial net investment for interest rate caps	(1.1)	0
Issuance of common stock under stock plans	6.0	3.7
Excess tax benefits from stock-based compensation	0	2.2

Net cash (used by) provided by financing activities	(8.8)	246.9
Effect of exchange rate changes on cash	(3.1)	0.3

Net increase in cash and cash equivalents	84.5	15.9
Cash and cash equivalents at beginning of period	119.1	363.9

Cash and cash equivalents at end of period	$203.6	$379.8

Cash paid for interest	$109.8	$80.0
Cash paid for taxes, net of refunds	$29.9	$30.9

See accompanying Notes to Consolidated Financial Statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

September 30, 2011 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

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

Business and Nature of Operations

As of September 30, 2011, we have a network of 70 ADESA whole car auctions and 159 IAAI salvage vehicle auctions which facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit internet buyers to participate in physical auctions. ADESA Auctions and IAAI are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAAI facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to substantially all vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 89 loan production offices located throughout North America at September 30, 2011. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAAI, independent auctions and auctions affiliated with other auction networks.

Note 2—New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted because compliance with the amendments is already permitted. We do not expect the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Note 3—Acquisitions

In August 2011, ADESA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OPENLANE, Inc. (“OPENLANE”). In October 2011, we completed the acquisition of OPENLANE, which became a wholly owned subsidiary of ADESA. OPENLANE is a North American online automotive auction company that provides a market for online buyers and sellers of wholesale vehicles. OPENLANE offers its comprehensive remarketing solutions to auto manufacturers, captive finance companies, lease and daily rental companies, financial institutions and wholesale auto auctions throughout the United States and Canada.

As a result of the merger and pursuant to the terms of the Merger Agreement, each outstanding share of OPENLANE common stock and preferred stock (other than those shares of common stock or preferred stock held by OPENLANE) was converted into the right to receive an amount in cash as set forth in the Merger Agreement. In addition, each outstanding OPENLANE stock option and warrant was cancelled and converted into the right to receive an amount in cash based on the difference between the per share common stock consideration and the exercise price of the applicable stock option or warrant. The value of the cash consideration payable in the merger was $210 million plus approximately $35 million for excess cash on OPENLANE’s balance sheet at the closing of the merger. We funded the cash consideration paid at closing with a combination of approximately $100 million of existing cash on-hand and borrowings of approximately $145 million from our revolving credit facility. We utilized approximately $35 million of acquired cash to immediately repay a portion of the borrowings on the revolving credit facility. Financial results for the acquisition will be included in our consolidated financial statements beginning in the fourth quarter of 2011.

Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. In the second and third quarters of 2011, we reversed contingent consideration of approximately $5.9 million and recorded contingent consideration of approximately $1.3 million, respectively, related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met. The contingent consideration adjustments were recorded to “Other (income) expense, net” in the consolidated statement of income.

Note 4—Stock-Based Compensation Plans

We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (“Omnibus Plan”) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On February 25, 2011, we granted approximately 0.2 million service options with an exercise price of $14.44 per share under the Omnibus Plan, on May 5, 2011, we granted approximately 0.4 million service options with an exercise price of $18.80 per share under the Omnibus Plan and on August 11, 2011, we granted less than 0.1 million service options with an exercise price of $13.58 per share under the Omnibus Plan. The service options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the grant date.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC operating unit awards and Axle LLC operating unit awards. We have classified the KAR LLC and Axle LLC operating units as liability awards. We have classified the KAR Auction Services, Inc. service and exit options as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value. We did not capitalize any stock-based compensation cost in the nine months ended September 30, 2011 or 2010.

The compensation cost that was charged against income for service and exit options was $4.4 million for the three months ended September 30, 2011, and the total income tax benefit recognized in the consolidated statement of income for options was approximately $1.6 million for the three months ended September 30, 2011. We recognized a reduction in compensation expense for the KAR LLC and Axle LLC operating units of approximately $12.9 million for the three months ended September 30, 2011 to reduce expense previously recorded. The reduction in KAR LLC and Axle LLC operating unit compensation expense for the three months ended September 30, 2011 resulted from marking the operating units to fair value. The compensation cost that was charged against income for all stock-based compensation plans was $10.7 million for the nine months ended September 30, 2011, and the total income tax benefit recognized in the consolidated statement of income for options was approximately $4.7 million for the nine months ended September 30, 2011.

The compensation cost that was charged against income for all stock-based compensation plans was $5.1 million and $12.4 million for the three and nine months ended September 30, 2010, respectively, and the total income tax benefit recognized in the consolidated statements of income for options was approximately $1.6 million and $4.8 million for the three and nine months ended September 30, 2010, respectively.

There is no income tax benefit associated with the KAR LLC and Axle LLC operating unit awards. We recognized compensation expense for the service and exit options of approximately $13.2 million and $13.4 million for the nine months ended September 30, 2011 and 2010, respectively. We recognized a reduction in compensation expense of $2.5 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively. The reduction in KAR LLC and Axle LLC operating unit compensation expense for the nine months ended September 30, 2011 and 2010 resulted from marking the operating units to fair value.

Note 5—Net Income Per Share

The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$32.2	$25.6	$57.7	$62.3

Weighted average common shares outstanding	136.3	135.0	135.9	134.7
Effect of dilutive stock options	1.8	1.0	1.8	1.0

Weighted average common shares outstanding and potential common shares	138.1	136.0	137.7	135.7

Net income per share
Basic	$0.24	$0.19	$0.42	$0.46

Diluted	$0.23	$0.19	$0.42	$0.46

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 1.0 million and 1.6 million options were excluded from the calculation of diluted net income per share for the three months ended September 30, 2011 and 2010, respectively, and approximately 1.0 million and 0.6 million options were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2011 and 2010, respectively. Total options outstanding at September 30, 2011 and 2010 were 9.0 million and 9.3 million, respectively.

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

	September 30, 2011		Net Credit Losses Three Months Ended September 30, 2011	Net Credit Losses Nine Months Ended September 30, 2011
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$797.3	$2.3	$1.0	$4.5
Special purpose loans	5.6	0.3	—	—

Total receivables managed	$802.9	$2.6	$1.0	$4.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

	December 31, 2010		Net Credit Losses Three Months Ended September 30, 2010	Net Credit Losses Nine Months Ended September 30, 2010
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$765.0	$4.8	$1.5	$6.0
Special purpose loans	6.6	0.8	—	—

Total receivables managed	$771.6	$5.6	$1.5	$6.0

AFC’s allowance for losses was $8.8 million and $9.7 million at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, $799.0 million and $763.9 million, respectively, of finance receivables and a cash reserve of 1 percent of finance receivables securitized served as security for the $542.7 million and $520.1 million of obligations collateralized by finance receivables at September 30, 2011 and December 31, 2010, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At September 30, 2011, we were in compliance with the covenants in the securitization agreements.

Note 7—Long-Term Debt

Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	September 30, 2011	December 31, 2010
Old Term Loan B	LIBOR + 2.75%	October 19, 2013	$—	$1,144.6
New Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	1,695.8	—
Old $250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
New $250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	—	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	—	450.0
Senior subordinated notes	10%	May 01, 2015	—	131.1
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			1,845.8	1,875.7

Unamortized debt discount			(8.0)	—
Current portion of long-term debt			(17.0)	—

Long-term debt			$1,820.8	$1,875.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Credit Facilities

On May 19, 2011, we established a new $1.7 billion, six-year senior secured term loan facility (New Term Loan B in the table above) and a new $250 million, five-year senior secured revolving credit facility (New $250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011. Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the “2007 Credit Agreement”). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement; however, we incurred a non-cash loss on the extinguishment of the term loan under the 2007 Credit Agreement (Old Term Loan B in the table above) of $24.5 million representative of the write-off of certain unamortized debt issuance costs.

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

New Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with such payments commencing on September 30, 2011 and the balance payable at maturity. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any excess cash flow, as defined in the Credit Agreement.

The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company’s and the Subsidiary Guarantors’ domestic subsidiaries and 65% of the equity interests of certain of the Company’s and the Subsidiary Guarantors’ first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. There were no revolving loans outstanding at September 30, 2011. We were in compliance with the covenants in the Credit Agreement at September 30, 2011.

New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on New Term Loan B was 5.0% at September 30, 2011. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

will also pay a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The fee may step down to 37.5 basis points based on the Company’s Consolidated Senior Secured Leverage Ratio as described above.

There were no borrowings under the new revolving credit facility at September 30, 2011 or the old revolving credit facility at December 31, 2010, although we did have related outstanding letters of credit in the aggregate amount of $28.8 million and $29.4 million at September 30, 2011 and December 31, 2010, respectively, which reduced the amount available for borrowings under the respective credit facilities.

Senior Notes

In 2007, we issued $450.0 million of 8 3/4% senior notes and $150.0 million of floating rate senior notes, both of which were due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from our initial public offering and the underwriters option to purchase additional shares. We incurred a loss on the extinguishment of the notes of $25.3 million in the first quarter of 2010.

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

Fair Value of Debt

As of September 30, 2011, the estimated fair value of our long-term debt amounted to $1,781.6 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of September 30, 2011. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 8—Derivatives

We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million and an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate New Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013. The unamortized portion of the $1.1 million investment is recorded in “Other assets” on the consolidated balance sheet and is being amortized over the remaining life of the interest rate caps to interest expense. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, we designated our interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Aggregate $925 million notional interest rate caps (new)	Other assets	$1.2	Other assets	N/A	Other accrued expenses	$—	Other accrued expenses	N/A

$650 million notional interest rate swap	Other assets	N/A	Other assets	$—	Other accrued expenses	N/A	Other accrued expenses	$16.6

$250 million notional interest rate cap (old)	Other current assets	N/A	Other current assets	$—	Other accrued expenses	N/A	Other accrued expenses	$—

The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2011 or 2010. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At September 30, 2011, there was a net unrealized gain totaling $0.2 million, net of tax benefits of $0.1 million. At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010
Aggregate $925 million notional interest rate caps (new)	$0.2	N/A		$—	N/A
$650 million notional interest rate swap	N/A	($2.1)	Interest expense	N/A	($3.1)
$250 million notional interest rate cap (old)	N/A	$0.1	N/A	N/A	$—

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain /(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Aggregate $925 million notional interest rate caps (new)	$0.2	N/A		$—	N/A
$650 million notional interest rate swap	$2.1	($11.2)	Interest expense	($18.6)	($9.4)
$250 million notional interest rate cap (old)	$0.3	($0.1)	N/A	$—	$—

Note 9—Income Taxes

During the first nine months of 2011, we had an effective tax rate of 13.2% resulting in large part from the reversal of $17.9 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. Excluding the effect of the release of the tax reserves, our effective tax rate for the nine months ended September 30, 2011 would have been 40.2%.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	September 30, 2011	December 31, 2010
Balance at beginning of period	$25.9	$26.4
Increase in tax positions related to acquisitions	—	—
Increase in prior year tax positions	0.7	1.4
Decrease in prior year tax positions	(0.3)	(0.7)
Increase in current year tax positions	0.6	1.3
Settlements	(0.7)	(0.2)
Lapse in statute of limitations	(17.9)	(2.3)

Balance at end of period	$8.3	$25.9

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Note 11—Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$32.2	$25.6	$57.7	$62.3
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(26.8)	8.6	(16.7)	3.7
Unrealized gain (loss) on interest rate deriviatives	0.1	(1.2)	1.6	(7.0)
Early termination of swap agreement	—	—	9.0	—

Comprehensive income	$5.5	$33.0	$51.6	$59.0

The composition of “Accumulated other comprehensive income” at September 30, 2011, net of related tax effects, consisted of the net unrealized gain on the interest rate derivatives of $0.1 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $20.1 million. The composition of “Accumulated other comprehensive income” at December 31, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $10.5 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $36.8 million.

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

September 30, 2011 (Unaudited)

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caps (new)	$1.2	$—	$1.2	$—
Interest rate cap (old)	N/A	N/A	N/A	N/A
Liabilities:
Interest rate swap	N/A	N/A	N/A	N/A

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap (old)	$—	$—	$—	$—
Liabilities:
Interest rate swap	$16.6	$—	$16.6	$—

Interest Rate Caps (new)—Under the three interest rate cap agreements purchased in August 2011, we receive interest on a notional amount when one-month LIBOR exceeds 1.25%. These agreements effectively hedge a portion of the New Term Loan B credit facility. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.

Interest Rate Cap (old)—Under the interest rate cap agreement, we received interest on a notional amount when one-month LIBOR exceeded 2.5%. This agreement effectively hedged a portion of the Old Term Loan B credit facility. The fair value of the interest rate cap was based on quoted market prices for similar instruments from a commercial bank.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2011 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$241.3	$164.7	$41.0	$—	$447.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	137.7	100.0	8.0	—	245.7
Selling, general and administrative	50.1	20.3	5.1	4.4	79.9
Depreciation and amortization	20.8	16.4	6.2	0.4	43.8

Total operating expenses	208.6	136.7	19.3	4.8	369.4

Operating profit (loss)	32.7	28.0	21.7	(4.8)	77.6
Interest expense	0.2	0.5	3.4	25.3	29.4
Other (income) expense, net	(0.3)	1.3	—	0.3	1.3
Intercompany expense (income)	14.8	9.6	(3.8)	(20.6)	—

Income (loss) before income taxes	18.0	16.6	22.1	(9.8)	46.9
Income taxes	3.9	6.9	8.0	(4.1)	14.7

Net income (loss)	$14.1	9.7	$14.1	($5.7)	$32.2

Assets	$2,194.6	$1,172.0	$1,204.7	$40.3	$4,611.6

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$267.4	$142.3	$35.6	$—	$445.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	147.7	86.6	7.3	—	241.6
Selling, general and administrative	52.2	17.9	5.0	15.3	90.4
Depreciation and amortization	21.6	14.3	6.2	0.1	42.2

Total operating expenses	221.5	118.8	18.5	15.4	374.2

Operating profit (loss)	45.9	23.5	17.1	(15.4)	71.1
Interest expense	0.3	0.6	1.9	32.7	35.5
Other (income) expense, net	(0.3)	(0.2)	—	(0.6)	(1.1)
Intercompany expense (income)	9.6	9.5	(3.0)	(16.1)	—

Income (loss) before income taxes	36.3	13.6	18.2	(31.4)	36.7
Income taxes	13.7	5.1	6.7	(14.4)	11.1

Net income (loss)	$22.6	$8.5	$11.5	($17.0)	$25.6

Assets	$2,233.9	$1,199.1	$1,168.7	$147.4	$4,749.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2011 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$767.1	$513.8	$119.4	$—	$1,400.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	436.4	301.4	23.8	—	761.6
Selling, general and administrative	157.6	59.9	14.6	48.8	280.9
Depreciation and amortization	63.2	48.9	18.6	0.8	131.5

Total operating expenses	657.2	410.2	57.0	49.6	1,174.0

Operating profit (loss)	109.9	103.6	62.4	(49.6)	226.3
Interest expense	0.7	1.6	8.5	101.5	112.3
Other (income) expense, net	(1.0)	(5.3)	—	0.3	(6.0)
Loss on extinguishment of debt	—	—	—	53.5	53.5
Intercompany expense (income)	37.5	28.8	(10.6)	(55.7)	—

Income (loss) before income taxes	72.7	78.5	64.5	(149.2)	66.5
Income taxes	14.9	28.9	22.3	(57.3)	8.8

Net income (loss)	$57.8	$49.6	$42.2	($91.9)	$57.7

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2010 (in millions):

	ADESA Auctions	IAAI	AFC	Holding Company	Consolidated
Operating revenues	$821.1	$458.4	$94.2	$—	$1,373.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	456.5	271.9	20.9	—	749.3
Selling, general and administrative	158.0	58.5	13.5	46.2	276.2
Depreciation and amortization	64.6	43.7	18.6	0.4	127.3

Total operating expenses	679.1	374.1	53.0	46.6	1,152.8

Operating profit (loss)	142.0	84.3	41.2	(46.6)	220.9
Interest expense	0.8	1.7	5.1	98.7	106.3
Other income, net	(0.5)	(0.8)	—	(1.4)	(2.7)
Loss on extinguishment of debt	—	—	—	25.3	25.3
Intercompany expense (income)	31.0	28.6	(8.5)	(51.1)	—

Income (loss) before income taxes	110.7	54.8	44.6	(118.1)	92.0
Income taxes	38.7	21.5	17.4	(47.9)	29.7

Net income (loss)	$72.0	$33.3	$27.2	($70.2)	$62.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

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

September 30, 2011 (Unaudited)

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$332.8	$114.2	$—	$447.0

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	207.9	37.8	—	245.7
Selling, general and administrative	(11.8)	79.1	12.6	—	79.9
Depreciation and amortization	—	37.9	5.9	—	43.8

Total operating expenses	(11.8)	324.9	56.3	—	369.4

Operating profit (loss)	11.8	7.9	57.9	—	77.6
Interest expense	10.9	14.6	3.9	—	29.4
Other income, net	—	1.8	(0.5)	—	1.3
Intercompany expense (income)	—	(4.4)	4.4	—	—

Income (loss) before income taxes	0.9	(4.1)	50.1	—	46.9
Income taxes	(1.6)	(1.7)	18.0	—	14.7

Net income (loss)	$2.5	($2.4)	$32.1	$—	$32.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

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

September 30, 2011 (Unaudited)

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,052.3	$348.0	$—	$1,400.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	642.5	119.1	—	761.6
Selling, general and administrative	0.8	240.4	39.7	—	280.9
Depreciation and amortization	—	113.2	18.3	—	131.5

Total operating expenses	0.8	996.1	177.1	—	1,174.0

Operating profit (loss)	(0.8)	56.2	170.9	—	226.3
Interest expense	57.5	44.9	9.9	—	112.3
Other income, net	—	(4.7)	(1.3)	—	(6.0)
Loss on extinguishment of debt	53.5	—	—	—	53.5
Intercompany expense (income)	—	(13.1)	13.1	—	—

Income (loss) before income taxes	(111.8)	29.1	149.2	—	66.5
Income taxes	(42.7)	(0.7)	52.2	—	8.8

Net income (loss)	($69.1)	$29.8	$97.0	$—	$57.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$143.5	$60.1	$—	$203.6
Restricted cash	—	—	6.7	—	6.7
Trade receivables, net of allowances	—	273.1	64.1	(19.2)	318.0
Finance receivables, net of allowances	—	3.8	120.8	—	124.6
Finance receivables securitized, net of allowances	—	—	669.5	—	669.5
Deferred income tax assets	—	39.3	—	—	39.3
Other current assets	0.7	42.8	4.9	—	48.4

Total current assets	0.7	502.5	926.1	(19.2)	1,410.1

Other assets
Investments in and advances to affiliates, net	2,425.8	358.0	110.4	(2,894.2)	—
Goodwill	—	1,551.9	3.9	—	1,555.8
Customer relationships, net of accumulated amortization	—	558.1	95.0	—	653.1
Other intangible assets, net of accumulated amortization	—	269.0	5.2	—	274.2
Unamortized debt issuance costs	24.7	—	5.8	—	30.5
Other assets	1.2	9.9	0.5	—	11.6

Total other assets	2,451.7	2,746.9	220.8	(2,894.2)	2,525.2
Property and equipment, net of accumulated depreciation	—	548.0	128.3	—	676.3

Total assets	$2,452.4	$3,797.4	$1,275.2	($2,913.4)	$4,611.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Condensed Consolidating Balance Sheet

As of September 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$382.7	$21.2	($19.2)	$384.7
Accrued employee benefits and compensation expenses	—	46.3	3.8	—	50.1
Accrued interest	1.3	—	0.2	—	1.5
Other accrued expenses	2.3	64.3	8.5	—	75.1
Income taxes payable	—	3.4	5.0	—	8.4
Obligations collateralized by finance receivables	—	—	542.7	—	542.7
Current maturities of long-term debt	17.0	—	—	—	17.0

Total current liabilities	20.6	496.7	581.4	(19.2)	1,079.5

Non-current liabilities
Investments by and advances from affiliates, net	122.3	—	—	(122.3)	—
Long-term debt	999.3	821.5	—	—	1,820.8
Deferred income tax liabilities	—	299.0	19.3	—	318.3
Other liabilities	—	75.4	4.7	—	80.1

Total non-current liabilities	1,121.6	1,195.9	24.0	(122.3)	2,219.2
Commitments and contingencies

Stockholders’ equity
Total stockholders’ equity	1,310.2	2,104.8	669.8	(2,771.9)	1,312.9

Total liabilities and stockholders’ equity	$2,452.4	$3,797.4	$1,275.2	($2,913.4)	$4,611.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

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

September 30, 2011 (Unaudited)

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

September 30, 2011 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$77.4	$62.1	$66.0	$—	$205.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.9	(44.0)	—	(40.1)
Acquisition of businesses and related contingent payments, net of cash acquired	—	(6.9)	—	—	(6.9)
Purchases of property, equipment and computer software	—	(63.0)	(1.2)	—	(64.2)
Proceeds from sale of property, equipment and computer software	—	0.2	—	—	0.2
(Increase) decrease in restricted cash	—	—	1.9	—	1.9

Net cash (used by) provided by investing activities	—	(65.8)	(43.3)	—	(109.1)
Financing activities
Net increase (decrease) in book overdrafts	—	58.8	(0.4)	—	58.4
Net increase in obligations collateralized by finance receivables	—	—	22.6	—	22.6
Proceeds from long-term debt	1,691.5	—	—	—	1,691.5
Payments for debt issuance costs	(24.3)	(5.2)	(1.1)	—	(30.6)
Payments on long-term debt	(1,148.8)	—	—	—	(1,148.8)
Payments for early extinguishment of debt	(600.7)	—	—	—	(600.7)
Payments on capital leases	—	(5.7)	(0.4)	—	(6.1)
Initial net investment for interest rate caps	(1.1)	—	—	—	(1.1)
Issuance of common stock under stock plans	6.0	—	—	—	6.0

Net cash provided by (used by) financing activities	(77.4)	47.9	20.7	—	(8.8)
Effect of exchange rate changes on cash	—	—	(3.1)	—	(3.1)

Net increase (decrease) in cash and cash equivalents	—	44.2	40.3	—	84.5
Cash and cash equivalents at beginning of period	—	99.3	19.8	—	119.1

Cash and cash equivalents at end of period	$—	$143.5	$60.1	$—	$203.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2011 (Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash provided by operating activities	$268.2	$8.2	$141.6	$—	$418.0

Investing activities
Net decrease (increase) in finance receivables held for investment	—	3.6	(613.0)	—	(609.4)
Acquisition of businesses, net of cash acquired	—	(2.7)	—	—	(2.7)
Purchases of property, equipment and computer software	—	(40.7)	(1.2)	—	(41.9)
Purchases of other intangibles	—	(0.5)	—	—	(0.5)
Proceeds from sale of property, equipment and computer software	—	2.0	—	—	2.0
(Increase) decrease in restricted cash	—	3.7	(0.5)	—	3.2

Net cash (used by) provided by investing activities	—	(34.6)	(614.7)	—	(649.3)
Financing activities
Net increase (decrease) in book overdrafts	—	33.2	4.1	—	37.3
Net increase in obligations collateralized by finance receivables	—	—	479.0	—	479.0
Payments on long-term debt	(28.3)	—	—	—	(28.3)
Payment for early extinguishment of debt	(243.6)	—	—	—	(243.6)
Payments on capital leases	—	(3.1)	(0.3)	—	(3.4)
Issuance of common stock under stock plans	3.7	—	—	—	3.7
Excess tax benefits from stock-based compensation	—	2.2	—	—	2.2

Net cash provided by (used by) financing activities	(268.2)	32.3	482.8	—	246.9
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	—	5.9	10.0	—	15.9
Cash and cash equivalents at beginning of period	—	339.8	24.1	—	363.9

Cash and cash equivalents at end of period	$—	$345.7	$34.1	$—	$379.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions, potential refinancings and anticipated cash requirements) may be forward-looking statements. Words such as “should,” “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.

Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

Our future growth depends on a variety of factors, including our ability to increase vehicle sold volumes and loan transaction volumes, acquire additional auctions and complementary business entities, manage expansion, relocate and integrate acquisitions, control costs in our operations, introduce fee increases, expand our product and service offerings including information systems development and retain our executive officers and key employees. Certain initiatives that management considers important to our long-term success include projects involving substantial capital investment in e-business, information technology, facility relocations and expansions, as well as operating initiatives designed to enhance overall efficiencies, all of which have significant risks associated with their execution, and could take several years to yield any direct monetary benefits. Accordingly, we cannot predict whether our growth strategy will be successful. In addition, we cannot predict what portion of overall sales will be conducted through online auctions or other remarketing methods in the future and what impact this may have on our auction business.

Overview

We provide whole car and salvage auction services in North America. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAAI and AFC.

•

The ADESA Auctions segment consisted primarily of a 70 whole car auction network in North America at September 30, 2011. Vehicles at ADESA’s auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

•

The IAAI segment consisted of salvage vehicle auctions and related services provided at 159 sites in North America at September 30, 2011. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

•

The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2011, AFC conducted business through 89 branches in North America.

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

Through the first nine months of 2011, the whole car auction industry has experienced continued supply shortages as a result of the impacts felt by the automotive industry over the last three years, including volatility in new vehicle sales, lease originations and repossessions. We believe that used vehicle auction volumes in North America will be below 8 million units in 2011 and 2012.

Salvage

During the period from 2006 through 2009, the North American salvage vehicle auction industry volumes increased. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses steadily increased to over 14% in 2009 and was slightly below 14% in 2010. For the year ended December 31, 2010 as compared with the year ended December 31, 2009, we believe the salvage industry auction volumes sold by automobile insurance companies were down slightly. To the extent this trend continues, it could have an adverse impact on IAAI’s results of operations.

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

Despite the negative factors and trends impacting the automotive finance industry in 2008 and 2009, AFC’s financial results improved in the second half of 2009, throughout 2010 and into 2011. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio, which was over 99 percent current at September 30, 2011. In addition, AFC’s managed portfolio of finance receivables grew approximately 12 percent from $715.0 million at September 30, 2010 to $802.9 million at September 30, 2011.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2011	2010
Revenues
ADESA	$241.3	$267.4
IAAI	164.7	142.3
AFC	41.0	35.6

Total revenues	447.0	445.3
Cost of services*	245.7	241.6

Gross profit*	201.3	203.7
Selling, general and administrative	79.9	90.4
Depreciation and amortization	43.8	42.2

Operating profit	77.6	71.1
Interest expense	29.4	35.5
Other (income) expense, net	1.3	(1.1)

Income before income taxes	46.9	36.7
Income taxes	14.7	11.1

Net income	$32.2	$25.6

Net income per share
Basic	$0.24	$0.19

Diluted	$0.23	$0.19

*	Exclusive of depreciation and amortization

For the three months ended September 30, 2011, we had revenue of $447.0 million, compared with revenue of $445.3 million for the three months ended September 30, 2010. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization increased $1.6 million, or 4%, to $43.8 million for the three months ended September 30, 2011, compared with $42.2 million for the three months ended September 30, 2010. The increase was representative of increased depreciation and amortization resulting from certain assets placed in service during the first nine months of 2011.

Interest Expense

Interest expense decreased $6.1 million, or 17%, to $29.4 million for the three months ended September 30, 2011, compared with interest expense of $35.5 million for the three months ended September 30, 2010. The decrease in interest expense was primarily the result of the second quarter 2011 prepayment of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by New Term Loan B debt which had an interest rate of 5% at September 30, 2011, compared with Old Term Loan B debt which had an interest rate of approximately 3% at September 30, 2010.

Other (Income) Expense

Other expense was $1.3 million for the three months ended September 30, 2011, compared with other income of $1.1 million for the three months ended September 30, 2010. The change in other (income) expense was primarily representative of $1.3 million of contingent consideration that was recorded in the third quarter of 2011. The contingent consideration related to certain prior year acquisitions and the adjustment was based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met. In addition, we had foreign currency transaction losses for the three months ended September 30, 2011, compared with foreign currency transaction gains for the three months ended September 30, 2010.

Income Taxes

We had an effective tax rate of 31.3% for the three months ended September 30, 2011, compared with 30.2% for the three months ended September 30, 2010. Excluding the effect of discrete items and changes in the estimates of our effective tax rates, our effective tax rates for the three months ended September 30, 2011 and September 30, 2010 would have been 40.2% and 38.3%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the differences in permanently nondeductible expenses, including acquisition costs, as well as pre-tax profits. We expect our effective tax rate to be approximately 25% in 2011, which reflects the recognition of the impact of certain tax deductions which will not impact future periods.

ADESA Results

	Three Months Ended September 30,
(Dollars in millions)	2011	2010
ADESA revenue	$241.3	$267.4
Cost of services*	137.7	147.7

Gross profit*	103.6	119.7
Selling, general and administrative	50.1	52.2
Depreciation and amortization	20.8	21.6

Operating profit	$32.7	$45.9

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $26.1 million, or 10%, to $241.3 million for the three months ended September 30, 2011, compared with $267.4 million for the three months ended September 30, 2010. The decrease in revenue was primarily the result of a 15% decrease in the number of vehicles sold, partially offset by a 6% increase in revenue per vehicle sold to over $600 for the three months ended September 30, 2011, compared with approximately $570 for the three months ended September 30, 2010.

The 6% increase in revenue per vehicle sold was attributable to incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $5.7 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $3.3 million and increases in ancillary services resulted in increased ADESA revenue of approximately $0.7 million.

The total number of used vehicles sold at ADESA decreased 15% for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, and resulted in a decrease in ADESA revenue of approximately $35.8 million. The decrease in volume sold was attributable to a decline in supplier inventory levels, partially offset by a 9% increase in dealer consignment units sold for the three months ended September 30, 2011 compared to the same period in 2010. Online sales volumes for ADESA in the third quarter of 2011 represented approximately 19% of the total vehicles sold by ADESA. In October 2011, the percentage decline in the total number of used vehicles sold at ADESA was less than that experienced in the third quarter of 2011.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 57.3% for the three months ended September 30, 2011, compared with 64.2% for the three months ended September 30, 2010. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate as dealers have the option of returning vehicles to their stores for retail sale. For the three months ended September 30, 2011, dealer consignment vehicles represented more than 45% of used vehicles sold at ADESA, an increase from more than 35% for the three months ended September 30, 2010.

Gross Profit

For the three months ended September 30, 2011, gross profit for ADESA decreased $16.1 million, or 13%, to $103.6 million, compared to $119.7 million for the three months ended September 30, 2010. Gross profit for ADESA was 42.9% of revenue for the three months ended September 30, 2011, compared with 44.8% of revenue for the three months ended September 30, 2010. The decrease in gross profit as a percentage of revenue for the three months ended September 30, 2011, compared with the three months ended September 30, 2010 was primarily the result of the 15% decrease in the number of vehicles sold and a decrease in conversion rates. Lower conversion rates result in incremental labor associated with handling the same vehicles more than once.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $2.1 million, or 4%, to $50.1 million for the three months ended September 30, 2011, compared with $52.2 million for the three months ended September 30, 2010, primarily due to decreases in compensation and related employee benefits, marketing costs, professional fees and other miscellaneous expenses, partially offset by increases for costs at acquired sites and fluctuations in the Canadian exchange rate.

IAAI Results

	Three Months Ended September 30,
(Dollars in millions)	2011	2010
IAAI revenue	$164.7	$142.3
Cost of services*	100.0	86.6

Gross profit*	64.7	55.7
Selling, general and administrative	20.3	17.9
Depreciation and amortization	16.4	14.3

Operating profit	$28.0	$23.5

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $22.4 million, or 16%, to $164.7 million for the three months ended September 30, 2011, compared with $142.3 million for the three months ended September 30, 2010. The increase in revenue was primarily a result of an increase in vehicles sold, an increase in fee revenue per unit due to an increase in average selling price for vehicles sold at auction and the incremental revenue attributable to non-insurance vehicles sold for the three months ended September 30, 2011. For the three months ended

September 30, 2011, total salvage vehicles sold increased approximately 10%, and this growth was primarily attributable to growth in non-insurance units. Online sales volumes for IAAI in the third quarter of 2011 represented approximately half of the total vehicles sold by IAAI.

Gross Profit

For the three months ended September 30, 2011, gross profit at IAAI increased to $64.7 million, or 39.3% of revenue, compared with $55.7 million, or 39.1% of revenue, for the three months ended September 30, 2010. The gross profit increase was primarily the result of the increase in revenue. The increase in cost of services was attributable to an increase in yard and auction expenses specifically pertaining to reconditioning, processing and towing costs due to the increase in volume, as well as an increase in purchased vehicles. Purchased vehicles represented approximately 5% of total salvage vehicles sold.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $2.4 million, or 13%, to $20.3 million for the three months ended September 30, 2011, compared with $17.9 million for the three months ended September 30, 2010. The increase in selling, general and administrative expenses was primarily attributable to an increase in professional fees related to information technology and marketing initiatives.

AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2011	2010
AFC revenue
Interest and fee income	$41.4	$36.1
Other revenue	0.8	0.7
Provision for credit losses	(1.2)	(1.2)

Total AFC revenue	41.0	35.6
Cost of services*	8.0	7.3

Gross profit*	33.0	28.3
Selling, general and administrative	5.1	5.0
Depreciation and amortization	6.2	6.2

Operating profit	$21.7	$17.1

Loan transactions	269,131	238,204
Revenue per loan transaction	$152	$149

*	Exclusive of depreciation and amortization

Revenue

For the three months ended September 30, 2011, AFC revenue increased $5.4 million, or 15%, to $41.0 million, compared with $35.6 million for the three months ended September 30, 2010. The increase in revenue was the result of a 2% increase in revenue per loan transaction for the three months ended September 30, 2011, compared with the same period in 2010, and a 13% increase in loan transactions to 269,131 for the three months ended September 30, 2011. In addition, managed receivables increased to $802.9 million at September 30, 2011 from $715.0 million at September 30, 2010.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased 2% to $152, primarily as a result of increases in the average portfolio duration and average loan value, as well as a decrease in credit losses.

Gross Profit

For the three months ended September 30, 2011, gross profit for the AFC segment increased $4.7 million, or 17%, to $33.0 million, compared with $28.3 million for the three months ended September 30, 2010, primarily as a result of a 15% increase in revenue, partially offset by a 10% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $0.1 million, or 2%, for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. The increase was primarily the result of an increase in travel costs, partially offset by a decrease in professional fees.

Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2011	2010
Selling, general and administrative	$4.4	$15.3
Depreciation and amortization	0.4	0.1

Operating loss	($4.8)	($15.4)

Selling, General and Administrative Expenses

For the three months ended September 30, 2011, selling, general and administrative expenses at the holding company decreased $10.9 million, or 71%, to $4.4 million, compared with $15.3 million for the three months ended September 30, 2010, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value, partially offset by increases in professional fees primarily related to the Company’s acquisition of OPENLANE. For the three months ended September 30, 2011, we recognized a reduction in stock-based compensation expense related to the KAR LLC and Axle LLC operating units of $12.9 million. For the three months ended September 30, 2010, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $0.7 million.

Overview of Results of KAR Auction Services for the Nine Months Ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2011	2010
Revenues
ADESA	$767.1	$821.1
IAAI	513.8	458.4
AFC	119.4	94.2

Total revenues	1,400.3	1,373.7
Cost of services*	761.6	749.3

Gross profit*	638.7	624.4
Selling, general and administrative	280.9	276.2
Depreciation and amortization	131.5	127.3

Operating profit	226.3	220.9
Interest expense	112.3	106.3
Other income, net	(6.0)	(2.7)
Loss on extinguishment of debt	53.5	25.3

Income before income taxes	66.5	92.0
Income taxes	8.8	29.7

Net income	$57.7	$62.3

Net income per share—basic and diluted	$0.42	$0.46

*	Exclusive of depreciation and amortization

For the nine months ended September 30, 2011, we had revenue of $1,400.3 million, compared with revenue of $1,373.7 million for the nine months ended September 30, 2010, an increase of 2%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

Depreciation and amortization increased $4.2 million, or 3%, to $131.5 million for the nine months ended September 30, 2011, compared with $127.3 million for the nine months ended September 30, 2010. The increase was representative of increased amortization resulting from certain assets placed in service during 2010 and the first nine months of 2011.

Interest Expense

Interest expense increased $6.0 million, or 6%, to $112.3 million for the nine months ended September 30, 2011, compared with interest expense of $106.3 million for the nine months ended September 30, 2010. The increase in interest expense was primarily the result of the second quarter 2011 recognition of $14.5 million in additional interest expense related to the settlement and termination of our $650 million notional swap agreement, which was used to hedge interest payments on Old Term Loan B. Partially offsetting the increase was a decrease in interest expense as a result of $143.3 million in prepayments on long-term debt in the fourth quarter of 2010 and the prepayments of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes in the second quarter of 2011. In addition, the prepaid debt was replaced by New Term Loan B debt at a lower rate of approximately 5%.

Other Income

Other income was $6.0 million for the nine months ended September 30, 2011, compared with $2.7 million for the nine months ended September 30, 2010. In 2011, we reversed contingent consideration of approximately $4.6 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met. This increase was partially offset by foreign currency transaction losses for the nine months ended September 30, 2011 compared with foreign currency transaction gains for the nine months ended September 30, 2010.

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

In connection with our initial public offering in 2009, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of the 10% senior subordinated notes tendered were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of the 10% senior subordinated notes with proceeds received from our initial public offering and the underwriters option to purchase additional shares. In the first quarter of 2010 we recorded a $25.3 million pretax charge representative of the net premiums payable related to the repurchase of the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our 10% senior subordinated notes and certain expenses related to the tender offer.

Income Taxes

We had an effective tax rate of 13.2% for the nine months ended September 30, 2011, compared with 32.3% for the nine months ended September 30, 2010. During the first nine months of 2011, our effective tax rate of 13.2% benefited from the reversal of $17.9 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. Excluding the effect of these items, our effective tax rates for the nine months ended September 30, 2011 and September 30, 2010 would have been 40.2% and 38.3%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the differences in permanently nondeductible expenses, including acquisition costs, as well as pre-tax profits. We expect our effective tax rate to be approximately 25% in 2011, which reflects the recognition of the impact of certain tax deductions which will not impact future periods.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
ADESA revenue	$767.1	$821.1
Cost of services*	436.4	456.5

Gross profit*	330.7	364.6
Selling, general and administrative	157.6	158.0
Depreciation and amortization	63.2	64.6

Operating profit	$109.9	$142.0

*	Exclusive of depreciation and amortization

Revenue

Revenue from ADESA decreased $54.0 million, or 7%, to $767.1 million for the nine months ended September 30, 2011, compared with $821.1 million for the nine months ended September 30, 2010. The decrease in revenue was primarily the result of an 11% decrease in the number of vehicles sold, partially offset by a 5% increase in revenue per vehicle sold to approximately $595 for the nine months ended September 30, 2011, compared to approximately $565 for the nine months ended September 30, 2010.

The 5% increase in revenue per vehicle sold was attributable to incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $20.0 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $10.0 million and increases in ancillary services resulted in increased ADESA revenue of approximately $1.4 million.

The total number of used vehicles sold at ADESA decreased 11% for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, and resulted in a decrease in ADESA revenue of approximately $85.4 million. The decrease in volume sold was attributable to a decline in supplier inventory levels, partially offset by a 13% increase in dealer consignment units sold in the first nine months of 2011 compared to the first nine months of 2010. Online sales volumes for ADESA in the first nine months of 2011 represented approximately 22% of the total vehicles sold by ADESA.

The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 61.6% for the nine months ended September 30, 2011, compared with 65.9% for the nine months ended September 30, 2010. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate as dealers have the option of returning vehicles to their stores for retail sale. For the nine months ended September 30, 2011, dealer consignment vehicles represented approximately 42% of used vehicles sold at ADESA, an increase from approximately 33% for the nine months ended September 30, 2010.

Gross Profit

For the nine months ended September 30, 2011, gross profit for ADESA decreased $33.9 million, or 9%, to $330.7 million, compared to $364.6 million for the nine months ended September 30, 2010. Gross profit for ADESA was 43.1% of revenue for the nine months ended September 30, 2011, compared with 44.4% of revenue for the nine months ended September 30, 2010. The decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010 was primarily the result of the 11% decrease in the number of vehicles sold and a decrease in conversion rates. Lower conversion rates result in incremental labor associated with handling the same vehicles more than once.

Selling, General and Administrative

Selling, general and administrative expenses for the ADESA segment decreased $0.4 million, or less than 1%, to $157.6 million for the nine months ended September 30, 2011, compared with $158.0 million for the nine months ended September 30, 2010, primarily due to decreases in marketing costs, compensation and incentive compensation costs and other miscellaneous expenses, partially offset by increases for costs at acquired sites, fluctuations in the Canadian exchange rate and travel costs.

IAAI Results

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
IAAI revenue	$513.8	$458.4
Cost of services*	301.4	271.9

Gross profit*	212.4	186.5
Selling, general and administrative	59.9	58.5
Depreciation and amortization	48.9	43.7

Operating profit	$103.6	$84.3

*	Exclusive of depreciation and amortization

Revenue

Revenue from IAAI increased $55.4 million, or 12%, to $513.8 million for the nine months ended September 30, 2011, compared with $458.4 million for the nine months ended September 30, 2010. The increase in revenue was primarily a result of an increase in vehicles sold, an increase in fee revenue per unit due to an increase in average selling price for vehicles sold at auction and the incremental revenue attributable to non-insurance vehicles sold for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, total salvage vehicles sold increased approximately 6%, and this growth was primarily attributable to growth in non-insurance units. Online sales volumes for IAAI for the first nine months of 2011 represented approximately half of the total vehicles sold by IAAI.

Gross Profit

For the nine months ended September 30, 2011, gross profit at IAAI increased to $212.4 million, or 41.3% of revenue, compared with $186.5 million, or 40.7% of revenue, for the nine months ended September 30, 2010. The gross profit increase was primarily the result of the increase in revenue. The increase in cost of services was attributable to expenses associated with sites acquired in the fourth quarter of 2010, an increase in compensation expense, increases in yard and auction expenses specifically pertaining to reconditioning, processing and towing costs related to the increase in volume, as well as an increase in purchased vehicles. Purchased vehicles represented approximately 5% of total salvage vehicles sold.

Selling, General and Administrative

Selling, general and administrative expenses at IAAI increased $1.4 million to $59.9 million for the nine months ended September 30, 2011, compared with $58.5 million for the nine months ended September 30, 2010. The increase in selling, general and administrative expenses was attributable to increases in compensation expense, incentive-based compensation expense and professional fees related to information technology and marketing initiatives, partially offset by decreases in stock-based compensation expense, relocation expenses and severance costs.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2011	2010
AFC revenue
Interest and fee income	$120.6	$99.2
Other revenue	2.5	1.1
Provision for credit losses	(3.7)	(6.1)

Total AFC revenue	119.4	94.2
Cost of services*	23.8	20.9

Gross profit*	95.6	73.3
Selling, general and administrative	14.6	13.5
Depreciation and amortization	18.6	18.6

Operating profit	$62.4	$41.2

Loan transactions	792,874	689,457
Revenue per loan transaction	$151	$137

*	Exclusive of depreciation and amortization

Revenue

For the nine months ended September 30, 2011, AFC revenue increased $25.2 million, or 27%, to $119.4 million, compared with $94.2 million for the nine months ended September 30, 2010. The increase in revenue was the result of a 10% increase in revenue per loan transaction for the nine months ended September 30, 2011, compared with the same period in 2010, and a 15% increase in loan transactions to 792,874 for the nine months ended September 30, 2011. In addition, managed receivables increased to $802.9 million at September 30, 2011 from $715.0 million at September 30, 2010.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased 10% to $151, primarily as a result of the adoption of Accounting Standards Update 2009-16 in 2010 (see below), a decrease in credit losses and related provision, and increases in the average portfolio duration and average loan value, as well as floorplan and other fee income.

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

Gross Profit

For the nine months ended September 30, 2011, gross profit for the AFC segment increased $22.3 million, or 30%, to $95.6 million, compared with $73.3 million for the nine months ended September 30, 2010, primarily as a result of a 27% increase in revenue, partially offset by a 14% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees, as well as an increase in lot audit expenses, partially offset by a decrease in collection expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses at AFC increased $1.1 million, or 8%, for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010. The increase was primarily the result of an increase in compensation expense and travel costs, partially offset by a decrease in incentive compensation.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Selling, general and administrative	$48.8	$46.2
Depreciation and amortization	0.8	0.4

Operating loss	($49.6)	($46.6)

Selling, General and Administrative Expenses

For the nine months ended September 30, 2011, selling, general and administrative expenses at the holding company increased $2.6 million, or 6%, to $48.8 million, compared with $46.2 million for the nine months ended September 30, 2010, primarily as a result of increases in compensation expense, professional fees (primarily related to the Company’s acquisition of OPENLANE) and marketing costs, partially offset by decreases in stock-based compensation expense, employee benefit costs and other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Cash and cash equivalents	$203.6	$119.1	$379.8
Restricted cash	6.7	8.6	6.1
Working capital	330.6	287.9	458.8
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	205.5		418.0

*	There were related outstanding letters of credit totaling approximately $28.8 million, $29.4 million and $33.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, which reduced the amount available for borrowings under the respective credit facilities.

Working Capital

A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. Over the years, we have increased the amount of funds that are available for immediate use and are actively working on initiatives that will continue to decrease the time between the deposit of and the availability of funds received from customers. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Our available cash, which excludes cash in transit, was $158.7 million at September 30, 2011.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. For further discussion of AFC’s securitization arrangements, see “Securitization Facilities.”

Credit Facilities

On May 19, 2011, we established a new $1.7 billion, six-year senior secured term loan facility (“New Term Loan B”) and a new $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011 (the “Credit Agreement”). Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the “2007 Credit Agreement”). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement; however, we incurred a non-cash loss on the extinguishment of Old Term Loan B of $24.5 million representative of the write-off of certain unamortized debt issuance costs.

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

New Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with such payments commencing on September 30, 2011 and the balance payable at maturity. The new credit facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any excess cash flow, as defined in the Credit Agreement.

New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on New Term Loan B was 5.0% at September 30, 2011. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company will also pay a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The fee may step down to 37.5 basis points based on the Company’s Consolidated Senior Secured Leverage Ratio as described above.

On September 30, 2011, $1,695.8 million was outstanding on New Term Loan B and there were no borrowings under the new revolving credit facility at September 30, 2011 or the old revolving credit facility at December 31, 2010. There were related outstanding letters of credit in the aggregate amount of $28.8 million and $29.4 million at September 30, 2011 and December 31, 2010, respectively, which reduced the amount available for borrowings under the respective credit facilities. In addition, our Canadian operations have a C$8 million line of credit which was undrawn as of September 30, 2011; however, there were related letters of credit outstanding totaling approximately C$1.8 million at September 30, 2011, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our new revolving credit facility.

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

The covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the violation of these covenants could result in a default and lenders could elect to declare all amounts borrowed immediately due and payable. In addition, the indenture governing our floating rate senior notes contain certain financial and operational restrictions on paying dividends and other distributions, making certain acquisitions or investments, incurring indebtedness, granting liens and selling assets. These covenants affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our floating rate senior notes at September 30, 2011.

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

AFC managed total finance receivables of $802.9 million and $771.6 million at September 30, 2011 and December 31, 2010, respectively.

AFC’s allowance for losses was $8.8 million and $9.7 million at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, $799.0 million and $763.9 million, respectively, of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $542.7 million and $520.1 million of obligations collateralized by finance receivables at September 30, 2011 and December 31, 2010, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At September 30, 2011, we were in compliance with the covenants in the securitization agreements.

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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2011
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$14.1	$9.7	$14.1	($5.7)	$32.2
Add back:
Income taxes	3.9	6.9	8.0	(4.1)	14.7
Interest expense, net of interest income	0.1	0.5	3.4	25.3	29.3
Depreciation and amortization	20.8	16.4	6.2	0.4	43.8
Intercompany	14.8	9.6	(3.8)	(20.6)	—

EBITDA	53.7	43.1	27.9	(4.7)	120.0
Adjustments	3.7	3.8	(1.9)	(9.9)	(4.3)

Adjusted EBITDA	$57.4	$46.9	$26.0	($14.6)	$115.7

	Three Months Ended September 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$22.6	$8.5	$11.5	($17.0)	$25.6
Add back:
Income taxes	13.7	5.1	6.7	(14.4)	11.1
Interest expense, net of interest income	0.3	0.6	1.9	32.7	35.5
Depreciation and amortization	21.6	14.3	6.2	0.1	42.2
Intercompany	9.6	9.5	(3.0)	(16.1)	—

EBITDA	67.8	38.0	23.3	(14.7)	114.4
Adjustments	4.0	3.5	(1.4)	0.6	6.7

Adjusted EBITDA	$71.8	$41.5	$21.9	($14.1)	$121.1

	Nine months Ended September 30, 2011
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$57.8	$49.6	$42.2	($91.9)	$57.7
Add back:
Income taxes	14.9	28.9	22.3	(57.3)	8.8
Interest expense, net of interest income	0.5	1.6	8.5	101.5	112.1
Depreciation and amortization	63.2	48.9	18.6	0.8	131.5
Intercompany	37.5	28.8	(10.6)	(55.7)	—

EBITDA	173.9	157.8	81.0	(102.6)	310.1
Adjustments	10.6	2.6	(4.9)	56.7	65.0

Adjusted EBITDA	$184.5	$160.4	$76.1	($45.9)	$375.1

	Nine months Ended September 30, 2010
(Dollars in millions)	ADESA	IAAI	AFC	Corporate	Consolidated
Net income (loss)	$72.0	$33.3	$27.2	($70.2)	$62.3
Add back:
Income taxes	38.7	21.5	17.4	(47.9)	29.7
Interest expense, net of interest income	0.8	1.7	5.1	98.7	106.3
Depreciation and amortization	64.6	43.7	18.6	0.4	127.3
Intercompany	31.0	28.6	(8.5)	(51.1)	—

EBITDA	207.1	128.8	59.8	(70.1)	325.6
Adjustments	11.3	11.8	(0.7)	24.2	46.6

Adjusted EBITDA	$218.4	$140.6	$59.1	($45.9)	$372.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended September 30, 2011
(Dollars in millions)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net income (loss)	$7.3	$39.8	($14.3)	$32.2	$65.0
Add back:
Income taxes	(2.5)	1.0	(6.9)	14.7	6.3
Interest expense, net of interest income	35.0	33.2	49.6	29.3	147.1
Depreciation and amortization	44.0	44.1	43.6	43.8	175.5

EBITDA	83.8	118.1	72.0	120.0	393.9
Nonrecurring charges	8.4	2.8	16.2	5.8	33.2
Noncash charges	12.9	8.5	46.2	(7.5)	60.1
AFC interest expense	(2.1)	(2.1)	(2.3)	(2.6)	(9.1)

Adjusted EBITDA	$103.0	$127.3	$132.1	$115.7	$478.1

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Net cash provided by (used by):
Operating activities	$205.5	$418.0
Investing activities	(109.1)	(649.3)
Financing activities	(8.8)	246.9
Effect of exchange rate on cash	(3.1)	0.3

Net increase (decrease) in cash and cash equivalents	$84.5	$15.9

Cash flow from operating activities was $205.5 million for the nine months ended September 30, 2011, compared with $418.0 million for the nine months ended September 30, 2010. The decrease in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale in 2010, which resulted from the adoption of ASU 2009-16.

Net cash used by investing activities was $109.1 million for the nine months ended September 30, 2011, compared with $649.3 million for the nine months ended September 30, 2010. The change in net cash used for investing activities was primarily the result of the 2010 net increase in finance receivables held for investment, which resulted from the adoption of ASU 2009-16. The guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. In addition, we spent $22.3 million more for capital items in the first nine months of 2011 compared with the first nine months of 2010. For a discussion of the Company’s capital expenditures, see “Capital Expenditures” below.

Net cash used by financing activities was $8.8 million for the nine months ended September 30, 2011, compared with net cash provided by financing activities of $246.9 million for the nine months ended September 30, 2010. The change in net cash provided by (used for) financing activities was attributable to the $479.0 million increase in obligations collateralized by finance receivables in 2010, which resulted from the adoption of ASU 2009-16 as discussed above partially offset by payments on debt in 2010, primarily with proceeds from our IPO. In addition, the change in net cash provided by (used for) financing activities was impacted by the 2011 extinguishment of the Company’s senior secured credit facility, as the proceeds from New Term Loan B, as well as cash on hand, were used to pay all principal outstanding and interest due under the 2007 Credit Agreement and pay the principal and net premiums related to the repurchase of the 8 3/4% senior notes and the 10% senior subordinated notes.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2011 and the year ended December 31, 2010 approximated $64.2 million and $78.9 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $85 million for fiscal year 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Acquisitions

In August 2011, ADESA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OPENLANE, Inc. (“OPENLANE”). In October 2011, we completed the acquisition of OPENLANE, which became a wholly owned subsidiary of ADESA. OPENLANE is a North American online automotive auction company that provides a market for online buyers and sellers of wholesale vehicles. OPENLANE offers its comprehensive remarketing solutions to auto manufacturers, captive finance companies, lease and daily rental companies, financial institutions and wholesale auto auctions throughout the United States and Canada.

As a result of the merger and pursuant to the terms of the Merger Agreement, each outstanding share of OPENLANE common stock and preferred stock (other than those shares of common stock or preferred stock held by OPENLANE) was converted into the right to receive an amount in cash as set forth in the Merger Agreement. In addition, each outstanding OPENLANE stock option and warrant was cancelled and converted into the right to receive an amount in cash based on the difference between the per share common stock consideration and the exercise price of the applicable stock option or warrant. The value of the cash consideration payable in the merger was $210 million plus approximately $35 million for excess cash on OPENLANE’s balance sheet at the closing of the merger. We funded the cash consideration paid at closing with a combination of approximately $100 million of existing cash on-hand and borrowings of approximately $145 million from our revolving credit facility. We utilized approximately $35 million of acquired cash to immediately repay a portion of the borrowings on the revolving credit facility. Financial results for the acquisition will be included in our consolidated financial statements beginning in the fourth quarter of 2011.

Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. In the second and third quarters of 2011, we reversed contingent consideration of approximately $5.9 million and recorded contingent consideration of approximately $1.3 million, respectively, related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met. The contingent consideration adjustments were recorded to “Other (income) expense, net” in the consolidated statement of income.

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

Since December 31, 2010, there have been no material changes to the contractual obligations of the Company, outside the ordinary course of the Company’s business, except as follows:

•

On May 19, 2011, we established a $1.7 billion, six-year senior secured New Term Loan B facility, with a maturity date of May 18, 2017. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with such payments commencing on September 30, 2011. New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum). The rate on New Term Loan B was 5.0% at September 30, 2011.

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

Critical Accounting Estimates

In preparing the financial statements in accordance with U.S. generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: uncollectible receivables and allowance for credit losses and doubtful accounts, goodwill and long-lived assets, self-insurance programs, legal proceedings and other loss contingencies and income taxes.

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

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We do not expect the adoption of ASU 2011-08 will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted because compliance with the amendments is already permitted. We do not expect the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $0.5 million and $2.0 million for the three and nine months ended September 30, 2011, respectively. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We generally use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2011 or 2010.

In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million and an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate New Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013.

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

The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. As noted above, our interest rate swap agreement was terminated in May 2011 and our old interest rate cap agreement matured on June 30, 2011. At September 30, 2011, the aggregate fair value of the three interest rate caps was a $1.2 million asset recorded in “Other assets” on the consolidated balance sheet. At December 31, 2010, the fair value of the interest rate swap was a $16.6 million unrealized loss recorded in “Other accrued expenses” on the consolidated balance sheet, and the fair value of the old interest rate cap was a less than $0.1 million asset recorded in “Other current assets” on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of “Accumulated other comprehensive income.” At September 30, 2011, there was a net unrealized gain totaling $0.2 million, net of tax benefits of $0.1 million. At December 31, 2010, there was a net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. We were exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We only partially hedged our exposure to interest rate fluctuations on our old variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and nine months ended September 30, 2011 would have resulted in an increase in interest expense of approximately $0.4 million and $3.0 million, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IAAI—Lower Duwamish Waterway

On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA” to IAAI for a Superfund site known as the Lower Duwamish Waterway (“LDW”) Superfund Site in Seattle, Washington. IAAI operates a branch on property it leases in Tukwila, Washington; the property is located adjacent to the LDW. At this time, the EPA has not demanded that IAAI pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAAI that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAAI is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In addition, the Washington State Department of Ecology is working with the EPA in relation to LDW, primarily to investigate and address sources of potential contamination contributing to LDW. IAAI, the current Tukwila property owner and the former Tukwila property owner are currently in discussion with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAAI submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements.

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

KAR Auction Services, Inc.
(Registrant)

Date: November 3, 2011	/S/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the “Floating Senior Indenture”), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011

10.2	Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

10.3	Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.5*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.6a*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.6b*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.6c*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O’Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

10.7*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-4	333-148847	10.12	1/25/2008

10.8*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAAI	S-1/A	333-158666	10.13	6/17/2009

10.9*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.10*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11a*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008

10.11b*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008

10.11c*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011

10.12*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.13a*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.13b*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O’Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.14a^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.14b	First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC	S-1/A	333-161907	10.23a	12/4/2009

10.15a	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.15b	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.15c	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.16*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17a^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.17b	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.17c	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.17d^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.18^	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	S-1/A	333-158666	10.36	6/17/2009

10.19^	Amendment No. 3 to the Third Amended and Restated Receivables Purchase Agreement, dated as of January 30, 2009, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.	10-K	333-148847	10.59	3/11/2009

10.20^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q	001-34568	10.20	8/9/2011

10.21^	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-K	001-34568	10.35	2/25/2010

10.22^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.22	8/9/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.24a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.26a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.27a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.28b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.29a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.29b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.30a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.30b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.31	Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.32*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.33a*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.33b*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.33c*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.34*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.35*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.37*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.38	Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.