Form 10-K
period 2011-12-31
KAR Auction Services, Inc.
filed 2012-02-28
CIK 1395942

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34568

KAR Auction Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8744739 (I.R.S. Employer Identification No.)

13085 Hamilton Crossing Boulevard
Carmel, Indiana 46032
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (800) 923-3725

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $537,185,768 at June 30, 2011.

         As of February 17, 2012, 136,278,613 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference

         Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2011.

DEFINED TERMS

        Unless otherwise indicated, the following terms used in this Annual Report on Form 10-K have the following meanings:

  •
  "we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries unless the context otherwise requires;

  •
  "2007 Transactions" refers to the following events: On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007. Concurrently with the merger, IAA, a leading provider of automotive salvage auction and claims processing services in the United States, was contributed by affiliates of Kelso & Company and Parthenon Capital and IAA's management to KAR Auction Services. Both ADESA and IAA became wholly owned subsidiaries of KAR Auction Services, which was wholly-owned by KAR LLC prior to the initial public offering. KAR Auction Services is the accounting acquirer, and the assets and liabilities of both ADESA and IAA were recorded at fair value as of April 20, 2007;

  •
  "ADESA" refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries, including OPENLANE, Inc. ("OPENLANE", a wholly owned subsidiary of ADESA and its subsidiaries);

  •
  "AFC" refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA and its subsidiaries;

  •
  "ALLETE" refers to ALLETE, Inc. the former parent company of ADESA;

  •
  "AutoVIN" refers to AutoVIN, Inc., our wholly owned subsidiary;

  •
  "Axle LLC" refers to Axle Holdings, II, LLC, which is owned by affiliates of certain of the Equity Sponsors (Kelso & Company and Parthenon), certain members or former members of IAA management and certain co-investors in connection with the acquisition of IAA in 2005. Axle LLC is the former ultimate parent company of IAA and is a holder of common equity interests in KAR LLC;

  •
  "Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

  •
  "2007 Credit Agreement" refers to the Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended on June 10, 2009, October 23, 2009 and November 11, 2010. The 2007 Credit Agreement was terminated concurrently with our entry into the Credit Agreement described above;

  •
  "Credit Facility" refers, collectively, to the $1.7 billion, six-year senior secured term loan facility and the $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement;

  •
  "Equity Sponsors" refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which collectively own through their respective affiliates a majority of the equity of KAR Auction Services;

  •
  "fixed senior notes" refers to KAR Auction Services' 8 3/4% Senior Notes due May 1, 2014. In June 2011, we prepaid the $450.0 million aggregate principal amount outstanding on the fixed senior notes;

  •
  "floating senior notes" refers to KAR Auction Services' Floating Rate Senior Notes due May 1, 2014 ($150.0 million aggregate principal amount outstanding at December 31, 2011);

  •
  "IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

  •
  "KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries;

  •
  "KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company;

  •
  "LAI" refers, collectively, to LiveBlock Auctions International, Inc., a wholly owned subsidiary of ADESA and its subsidiaries;

  •
  "notes" refers, collectively, to our senior notes and senior subordinated notes;

  •
  "senior notes" refers, collectively, to the fixed senior notes and floating senior notes; and

  •
  "senior subordinated notes" refers to KAR Auction Services' 10% Senior Subordinated Notes due May 1, 2015. In June 2011, we prepaid the $131.1 million aggregate principal amount outstanding on the senior subordinated notes.

PART I

Item 1.    Business

Overview

        We are a leading provider of vehicle auction services in North America. We facilitate an efficient marketplace providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 228 physical auction locations at December 31, 2011, and multiple proprietary internet venues. In 2011, we facilitated the sale of over 3.1 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers as well as by providing value-added ancillary services, including inspections, storage, transportation, reconditioning, salvage recovery, titling, and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title or ownership to vehicles sold at our auctions.

        ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. IAA, our salvage auction services business, is one of the two largest providers of salvage auction services in North America. Vehicles at our salvage auctions are typically damaged or low value vehicles that are predominantly sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental car companies to licensed dismantlers, rebuilders, scrap dealers or qualified public buyers. An important component of ADESA's and, to a lesser extent, IAA's services to its buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly owned subsidiary, AFC.

        At December 31, 2011, we had a network of 69 whole car auction locations and 159 salvage auction locations. Our auction locations are primarily stand-alone facilities dedicated to either whole car or salvage auctions. However, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.

Our Corporate History

        KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in April 2007 upon the consummation of the 2007 Transactions. On November 3, 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE purchased a majority of its outstanding equity interests. In June 2004, ALLETE sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders in September 2004. ADESA was acquired by the Company in April 2007. IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by affiliates of Kelso & Company and Parthenon Capital in 2005. Affiliates of Kelso & Company and Parthenon Capital and certain members of IAA management contributed IAA to KAR Auction Services in connection with the 2007 Transactions. On December 16, 2009, we sold 25,000,000 shares of common stock in an initial public offering. In addition, on December 23, 2009, the underwriters' of the initial public offering exercised a portion of their option to purchase additional shares, resulting in an additional 2,656,050 shares of common stock being sold.

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

Whole Car Industry Volumes

        During the period from 1999 to 2009, approximately 9 to 10 million used vehicles per year were sold in North America through whole car auctions, and this number declined to 8.4 million in 2010. The reported number of used vehicles sold from 1999 to 2010 excludes OPENLANE and all other online-only auctions. We estimate that used vehicle auction volumes in North America will be approximately 7.7 million units (excluding approximately 0.3 million units sold by OPENLANE) in 2011. We also expect 2012 used vehicle auction volumes to be consistent with 2011 volumes. The reduction in auction volumes is attributable to supply shortages in the North American whole car auction industry, as a result of the impacts felt by the automotive industry over the last three years, including volatility in new vehicle sales, lease originations and repossessions. Positive trends which should influence future demand for used vehicles include increases in the number of households with more than one vehicle, improvements by manufacturers that have extended vehicle lifespan and the affordability of used vehicles relative to new vehicles.

Stable Salvage Auction Industry Volumes

        We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, miles driven and the increasing complexity of vehicles in operation. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. While miles driven declined slightly in 2011, as vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The longer term trends in miles driven lead us to believe that salvage volumes will continue to grow over time.

Whole Car and Salvage Auction Markets

        The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises represents approximately 45% - 50% of the North American whole car auction market, and that ADESA, excluding OPENLANE, represents approximately 22%. Including OPENLANE, we estimate that ADESA represents approximately 25% of the North American whole car auction market. We also estimate that no other whole car auction, or auction group, represents more than 3% of the market.

        The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, each representing an estimated 35% to 40% of the market, and no other competitor representing more than 10%.

High Barriers to Entry

        High barriers to entry make it difficult for new entrants to capture significant market share. The required investment in technology and related infrastructure in addition to ongoing maintenance costs required to meet customers' demands present challenges for new entrants. Large tracts of land and a significant investment in facilities and land improvements are required to build new auctions. In addition, the need to comply with regulatory requirements would pose a challenge for new entrants to build a scale operation. Larger participants are also able to better develop relationships with many of the major whole car and salvage sellers and buyers, which increases the sellers' flexibility to redistribute vehicles to markets where demand best matches supply in order to maximize proceeds, while also reducing the cost of disposition.

Our Business Strategy

        We continue to focus on growing our revenues and profitability through the execution of the following key operating strategies:

Grow Our Dealer Consignment Business

        The dealer consignment business is a highly market-specific business that requires local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of their local market. We have augmented our local auction teams with the addition of corporate-level resources focused on growing the number of dealer vehicles sold at our physical and online auctions. The corporate team assists the local sales representatives in developing and implementing standard best practices for building and maintaining relationships with dealers to increase our market share. Our sales representatives also utilize proprietary technology solutions to maintain and grow the dealer consignment business by strategically matching the supply of vehicles with prospective buyers at auction. We believe this combination of a standard centralized approach with decentralized resources close to large populations of dealers will enhance our relationships with the dealer community and increase dealer volumes at our whole car auctions. On a same store basis, our dealer consignment sales volumes were up approximately 13% and 7% for the years ended December 31, 2011 and 2010, respectively, compared with the same periods in prior years.

Expand Opportunities for Customers to Buy and Sell Online

        In October 2011, we acquired OPENLANE, Inc. ("OPENLANE") in order to better capitalize on the increasing use of the internet as a means to purchase wholesale vehicles. OPENLANE offers comprehensive remarketing solutions to auto manufacturers, captive finance companies, lease and daily rental companies, financial institutions and wholesale auto auctions throughout the United States and Canada. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. IAA is the only national salvage auction company that offers buyers both live and internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling), online solutions to offer vehicles for sale while in transit to auction locations (midstream selling) and broadcasting video and audio of the physical auctions to online bidders (simulcast). We are focused on enhancing our internet solutions in all of the key channels (upstream, midstream and at auction) and we will continue to invest in our technology platforms to ensure that we can capitalize on new opportunities and attract new customers.

Grow Our Non-Insurance Salvage Auction Customer Base

        More than 12 million vehicles are de-registered annually, but only approximately 3.5 million are sold through salvage auctions, mostly by automobile insurance companies. In order to capture a greater portion of the total unit volume, we are increasingly focused on growing our vehicle supplier base, with a particular focus on non-insurance company customers, which includes charitable organizations, rental car, captive finance and fleet companies, as well as the general public. ADESA's strong customer relationships with used vehicle dealers as well as rental car, captive finance and fleet companies provide an advantage in accessing these segments as these customers already use ADESA's whole car auction services.

Leverage AFC's Products and Services at ADESA and IAA

        We intend to selectively grow AFC while using enhanced credit analysis and risk management techniques to mitigate risk. We will continue to focus on expanding dealer coverage and improving coordination with ADESA and IAA to capitalize on cross-selling opportunities with AFC. By encouraging a collaborative marketing effort between AFC, ADESA and IAA, we believe we can market an enterprise solution more effectively to used vehicle dealers and tailor AFC's financing products to individual dealer needs. We will maintain our focus on generating additional revenues by expanding our suite of floorplan financing and related products and services and leveraging our market position, broad infrastructure and diversified business relationships to capitalize on current market opportunities.

Use Excess Cash Flow to Reduce Debt

        We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low maintenance capital expenditures and limited working capital requirements. We generated $305.8 million and $467.6 million ($318.7 million excluding the impact of the change in accounting for the securitization) of cash flow from operations for the years ended December 31, 2011 and 2010, respectively. Management plans to utilize a significant portion of excess cash generated by the business for debt reduction for the foreseeable future.

Continue to Grow Revenue per Vehicle

        From 2007 through 2011, our whole car and salvage revenue per vehicle grew at compound annual growth rates of 2.9% and 3.8%, respectively. Whole car revenue per vehicle generally consists of auction fees and fees from ancillary services. Increased utilization of ancillary services, selective fee increases, higher used vehicle prices and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. We plan to grow revenue by increasing customer utilization of these existing products and by enhancing our core auction services through such initiatives as increasing the number of vehicles offered both online and at physical auctions.

Continue to Improve Operating Efficiency

        We continue to focus on reducing costs by optimizing efficiency at each of our auction locations and consolidating certain management functions. Since 2007, a number of initiatives have been implemented, which have streamlined operations and improved operating efficiencies. More recently, we introduced a management operating system to actively monitor and manage staffing levels and, as a result, have realized additional labor efficiency gains.

        In 2011 we began implementing the AuctionTrac vehicle tracking system at ADESA. AuctionTrac uses GPS technology to pinpoint a vehicle's location at an auction. Streamlining vehicle locating and tracking has led to a reduction in labor costs and an increase in overall operating efficiency.

        In addition, ADESA has begun integrating its physical auction locations with CarsArrive, OPENLANE's transportation solution. Customers can use the CarsArrive internet-based system to instantly review price quotes and delivery times, check available transportation loads and also receive instant notification of available shipments. The system is also able to consolidate shipments and optimize both full and partial loads in real time, which also benefits vehicle transporters.

Selective Acquisitions and Greenfield Expansion

        Increased demand for single source solutions by our customers and other factors may increase our opportunities to acquire smaller, less geographically diverse competitors. Both ADESA and IAA have a strong record of acquiring and integrating independent auction operations and improving profitability. We will continue to evaluate opportunities to open and acquire new sites in selected markets in order to effectively leverage our sales and marketing capabilities and expand our geographic presence for both ADESA and IAA.

Our Business Segments

        We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2011 were distributed as follows: ADESA 54%, IAA 37% and AFC 9%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2011, 2010 and 2009 are presented in the tables in Note 20, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.

ADESA

Overview

        We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our international customer base through online auctions and auction facilities that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Our online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location.

        Vehicles available at our auctions include vehicles from institutional customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other program fleet vehicles that have reached a predetermined age or mileage and have been repurchased by the manufacturers, as well as vehicles from used vehicle dealers turning their inventory. The number of vehicles offered for sale at auction is the key driver of our costs incurred in the whole car auction process, and the number of vehicles sold is the key driver of the related fees generated by the remarketing process.

        We offer both online and physical auctions as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We quickly transfer the vehicles and ownership to the buyer and the net funds to the seller. Vehicles are typically offered for sale at the physical auctions on at least a weekly basis at most locations and the auctions are broadcast over the internet with streaming audio and video so that remote bidders can participate via our online capabilities. Our online auctions function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles in auctions that last for a few hours, days or even weeks. As a result of our auctions, we provide real-time wholesale market prices for the used vehicle remarketing industry as large populations of dealers seek to fill their inventory for resale to their retail customers.

        We generate revenue primarily from auction fees paid by vehicle buyers and sellers. Generally, we do not take title to or bear the risk of loss for vehicles sold at whole car auctions. Our buyer fees and dealer seller fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller.

Customers

        Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "institutional customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). For the year ended December 31, 2011, no single supplier accounted for more than 5% of ADESA's revenues.

        Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2011, no single buyer accounted for more than 1% of ADESA's revenues.

Services

        Our whole car auctions also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a "one-stop shop." Many of these services may be provided or purchased independently from the auction process, including:

Services	Description
Auction Related Services	ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, post-sale inspections, security for consigned inventory, title processing, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers.

Services	Description
Transportation Services

We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through the CarsArrive internet-based system, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. CarsArrive is an OPENLANE company that functions as an outsource provider of automated vehicle shipping services.

Reconditioning Services	Our ADESA auctions provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair.
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

ADESA Analytical Services

ADESA Analytical Services provides value-added market analysis to our customers and the media. These services include access to publications and custom analysis of wholesale market trends for ADESA's customers, including peer group and market benchmarking studies, analysis of the benefits of reconditioning, site selection for optimized remarketing of vehicles, portfolio analysis of auction sales and computer-generated mapping and buyer analysis.

Sales and Marketing

        Our sales and marketing approach at ADESA is to develop strong relationships and interactive dialogue with our customers. We have relationship managers for the various categories of institutional customers, including vehicle manufacturers, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective seller group in order to better coordinate our sales effort and service offerings.

        Managers of individual auction locations are ultimately responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to maximizing value for our vehicle suppliers. We also provide market analysis to our customers through our ADESA Analytical Services department. We market this service to institutional customers as they use analytical techniques in making their remarketing decisions.

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

Online Solutions

        Our current ADESA online solutions include:

Proprietary ADESA Technology	Description
OPENLANE / DealerBlock®	These platforms provide for either real-time or "bulletin-board" online auctions of consigned inventory not scheduled for physical auction. These platforms are also utilized for upstream and midstream selling, which facilitate the sale of vehicles prior to their arrival at a physical auction site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. The Company expects ADESA DealerBlock® to be replaced with OPENLANE in 2012.
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

ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.
ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.
ADESA Virtual Inventory	Subscription-based service to allow dealers to embed ADESA's search technology into a dealer's Web site to increase the number of vehicles advertised by the dealer.
ADESA Notify Me	E-mail notification service for dealers looking for particular vehicles being run at physical or online auctions.

Competition

        In the whole car auction industry, we compete with Manheim, a subsidiary of Cox Enterprises, Inc., OVE.com (Manheim's "Online Vehicle Exchange"), SmartAuction, as well as several smaller chains of auctions and independent auctions, some of which are affiliated through their membership in industry associations. Due to our national presence, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.

        Due to the increased viability of the internet as a marketing and distribution channel, new competition has arisen from internet-based companies and our own customers who have historically remarketed vehicles through various channels, including auctions. Direct sales of vehicles by institutional customers and large dealer groups through internally developed or third-party online platforms have largely replaced telephonic and other non-auction methods, becoming a significant portion of overall used vehicle remarketing. The extent of use of direct, online systems varies by customer. In addition, we and some of our competitors offer online auctions in connection with physical auctions, and other online companies now include used vehicles among the products offered at their auctions.

        In Canada, we are the largest provider of whole car vehicle auction services. Our competitors include Manheim, independent vehicle auctions, brokers, online companies and vehicle recyclers and dismantlers.

IAA

Overview

        We are one of the two leading providers of salvage vehicle auctions and related services in North America. We operate as Insurance Auto Auctions in the U.S. and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the remarketing of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. Our auctions provide buyers with the salvage vehicles they need to fulfill their scrap demand, replacement part inventory or vehicle rebuild requirements. We earn fees for our services from both suppliers and buyers of salvage vehicles.

        We process salvage vehicles primarily on a consignment basis. In return for agreed upon fees, we sell vehicles on behalf of our suppliers, which continue to own the vehicles until they are sold to buyers at auction. In addition to auction fees, we generally charge fees to vehicle suppliers for various services, including towing, title processing and other administrative services. Under all methods of sale, we also charge the buyer of each vehicle fees based on a tiered structure that increase with the sale price of the vehicle as well as fixed fees for other services.

        Auctions are typically held weekly at most locations. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview and bid on vehicles prior to the actual auction event. IAA's Auction Center feature provides internet buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage auction. In late 2011, we also introduced mobile device applications that provide even greater flexibility for our buyers to interact in our auctions. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search for specific vehicles within the auction system and special "Flood" or other catastrophe auction notifications. Higher prices at auction are generally driven by broader market exposure and increased competitive bidding.

        We have developed online tools to assist customers in remarketing their vehicles and establishing salvage vehicle values, in addition to offering an alternative to physically attending an auction. Through our auction model, vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe our auction models' capabilities maximize auction proceeds and returns to our customers. First, our physical auctions allow buyers to inspect and compare the vehicles, thus enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, our internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and e-mail-based inventory alerts reduce the time required to acquire vehicles.

Services

        We also offer a comprehensive suite of auction, logistics and claims services, which aim to maximize salvage returns, lower administrative costs, shorten the claims process and increase the predictability of returns to vehicle suppliers, while simultaneously expanding our ability to handle an increasing proportion of the total salvage and claims-processing function as a "one-stop shop" for insurers. Some of the services provided by IAA include:

Services	Description
Auction Model	Through our auction model vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe this exposes the vehicles to the maximum number of potential buyers.
IAA Title Management

After a totaled vehicle is received at one of our facilities, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by us. We process title documents in order to comply with the Department of Motor Vehicles ("DMV") requirements for all vehicles. Wherever possible, we interface electronically with the DMV. In addition, we customarily offer the insurance companies' staff training for each state's DMV document processing procedures.

IAA Title Management services range from reports on aging inventory to complete oversight of the entire title process from claim settlement for the insurance company. Our titling expertise results in reduced cycle time from assignment to proceeds and decreased administrative expenses for the supplier.

Vehicle Inspection Centers

We maintain vehicle inspection centers, or "VICs," at many of our facilities. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Some of these VIC sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. VICs minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and also improve service time for the policyholder.

Transportation and Towing	Inbound and outbound logistics administration with actual services typically provided by third party carriers.

Services	Description
Remarketing Division	Focuses on vehicles, rental sellers, fleet and leasing companies, banks and dealer trade-in inventory.
Donation Division	Processes vehicle donations to charities across the United States to help turn vehicles into money for a variety of charitable organizations.

Customers

        We obtain IAA's supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies, as well as the general public. We have long-term relationships with substantially all of the major automobile insurance companies. For the year ended December 31, 2011, no single supplier accounted for more than 4% of IAA's revenues.

        Buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers. For the year ended December 31, 2011, no single buyer accounted for more than 3% of IAA's revenues.

Sales and Marketing

        We solicit prospective vehicle providers at the national, regional and local levels through our IAA sales force. Branch managers execute customer service requests and address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.

        In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing of salvage vehicles, we offer a comprehensive suite of services which aim to maximize salvage returns and shorten the claims processing time. We seek to become integrated within our suppliers' salvage processes, and we view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.

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

Online Solutions

        Our current IAA online solutions include:

Proprietary IAA Technology	Description
i-Bid LIVESM	Our live auction internet bidding solution, i-Bid LIVE, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other internet bidders via a simple, web-based interface. i-Bid LIVE provides real-time streaming audio from the live auction and images of salvage vehicles and other data. Buyers inspect and evaluate the salvage vehicle and listen to the auction while it is underway.
I-Buy FastSM

I-Buy Fast is an immediate buying option that allows qualified buyers to purchase vehicles between auctions for a fixed price. I-Buy Fast vehicles include those that ran in a previous auction but were not sold.

CSAToday®

The process of salvage disposition through our system begins at the first report of loss or when a stolen vehicle has been subsequently recovered. An insurance company representative consigns the vehicle to us, either by phone, facsimile or electronically through our online proprietary data management system, CSAToday.

CSAToday enables insurance company suppliers to enter vehicle data electronically and then track and manage the progress of salvage vehicles in terms of both time and salvage recovery dollars. With this tool, vehicle providers have 24-hour access to their total-loss data. The information provided through this system ranges from the details associated with a specific total-loss vehicle, to comprehensive management reports for an entire claims center or geographic region. Additional features of this system include inventory management tools and a powerful new "Average Salvage Calculator" that helps customers determine the approximate salvage value of a potential total-loss vehicle. This tool is helpful to adjusters when evaluating the "repair vs. total" decision. The management tools provided by CSAToday enable claims personnel to monitor and manage total-loss salvage more effectively. Insurance company suppliers can also use CSAToday to view original garage receipts, verify ignition key availability, view settlement documents and images of the vehicles and receive updates of other current meaningful data.

Proprietary IAA Technology	Description
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

Our other information systems, including our i-Bid LIVE and CSAToday systems, are integrated with our ASAP product, facilitating seamless auction processes and information flow with internal operational systems. Our technology platform is a significant competitive advantage that allows us to efficiently manage our business, improve customer returns, shorten customers' claims processing cycle and lower our customers' administration costs.

Competition

        In the salvage sector, we compete with Copart, Total Resource Auctions (a Manheim company), independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships, and a limited number of used vehicle auctions that regularly remarket salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greenleaf and LKQ Corporation and internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket salvage vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their salvage vehicles directly to end users.

        In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC

Overview

        We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2011, AFC serviced over 1 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a bank conduit facility on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party bank conduit facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.

Customers and Locations

        Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2011, approximately 80% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2011, we serviced auctions through 103 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

        As of December 31, 2011, AFC had over 7,900 active dealers with an average line of credit of approximately $170,000 and no one dealer representing greater than 1.5% of our portfolio. An average of approximately 14 vehicles per active dealer was floorplanned with an approximate average value of $8,000 per vehicle at the end of 2011.

Sales and Marketing

        AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by AFC branch managers or AFC branch personnel. AFC's corporate-level team also provides sales and marketing support to AFC field personnel by helping to identify target dealers and coordinating promotional activity with auctions and other vehicle supply sources.

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

        The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $300,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $300,000 may be extended using underwriting guidelines which require dealership and personal financial statements and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in case of credit lines in excess of $300,000, final review by a credit committee.

Collateral Management

        Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, insufficient funds received or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, routine audits, or lot checks, are performed on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.

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

Securitization

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had committed liquidity of $650 million from a third party conduit for U.S. finance receivables at December 31, 2011. The agreement expires on June 30, 2014.

        Also, we have an agreement in place for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility provides up to C$100 million in financing for eligible finance receivables through another third party conduit (separate from the U.S. conduit). The agreement expires on June 30, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Securitization Facilities."

Competition

        AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC's competition includes Manheim Automotive Financial Services ("MAFS"), Dealer Services Corporation, other specialty lenders, banks and financial institutions. In January 2012, Manheim announced the signing of an agreement to acquire Dealer Services Corporation. At the local level, AFC faces competition from banks and credit unions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.

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

  •
  In many states and provinces, regulations require that a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status.

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

        Federal and state environmental authorities are currently investigating IAA's role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAA's potential liability, if any, at this site cannot be estimated at this time. See Item 3, "Legal Proceedings" for a further discussion of this matter.

        Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period.

Employees

        At December 31, 2011, we had a total of 12,215 employees, of which 9,365 were located in the U.S. and 2,850 were located in Canada and Mexico. Approximately 69% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.

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

Available Information

        Our Web address is www.karauctionservices.com. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the nominating and corporate governance committee and the compensation committee of our board of directors are available on our Web site and available in print to any shareholder who requests it. The information posted on our Web site is not incorporated into this Annual Report.

        Any materials that we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet Web site that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

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

 Risks Related to Our Business

Decreases in the supply of used vehicles coming to auction have and may continue to impact auction sales volumes and may adversely affect our revenues and profitability.

        The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. As manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry declines. Based on our estimates, off-lease vehicles available at auction for the industry declined slightly in 2010 and declined by over 40% in 2011, reflecting declines in lease origination volume and new vehicle sales three years earlier during the recent global economic downturn and credit crisis. During 2008 and 2009, total new vehicle sales declined year over year and a number of automobile lenders announced the modification of or discontinuance of their leasing programs, leading to a decline in new vehicle lease originations. This has and will continue to reduce the number of off-lease vehicles at auction as the leases mature. The typical lease maturity is two to four years. We believe the declines in lease originations in 2008 and 2009 will continue to negatively impact the number of off-lease vehicles sold at auction in 2012 and this trend could continue beyond 2012. If the supply of off-lease vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected. Our expectation is that the decline in off-lease vehicles will disproportionately impact Canada, where we have a significant auction market presence.

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

        The drop in total new vehicle sales in 2008 and 2009, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction. A continuation of this trend could result in fewer repossessed vehicles coming to auction.

        As recently as 2009, the auction industry sales volume was over 9 million units. However, we estimate auction sales volumes declined to approximately 7.7 million units in 2011 (excluding approximately 0.3 million units sold by OPENLANE). The industry is expecting auction sales volumes to recover over the next several years, and we expect volumes to reach nearly 9 million units by 2015, including OPENLANE volumes. Our performance has been and could be adversely impacted if auction volumes do not increase and we are not able to reduce our costs permanently to compensate for the lower industry auction volumes.

A prolonged economic downturn may negatively affect our business and results of operations.

        Future adverse economic conditions could increase our exposure to several risks, including:

  •
  Fluctuations in the supply of used vehicles.  We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. During the recent global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States. Capacity reductions could depress the number of vehicles received at auction in the future and could lead to reduced program vehicles and rental fleet sales, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

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

  •
  Decrease in the supply and demand of salvage vehicles.  If number of miles driven decreases, the number of salvage vehicles received at auction may also decrease. In addition, decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at salvage auctions. In addition, if consumers eliminate their automotive collision coverage, this could result in fewer vehicles being declared a total loss.

  •
  Volatility in the asset-backed securities market.  Volatility and disruption in the asset-backed commercial paper market could lead to a narrowing of interest rate spreads at AFC in certain periods. In addition, any volatility and disruption has affected, and could affect, AFC's cost of financing related to its securitization facility.

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

        Aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and tradenames.

Used vehicle prices have a significant effect on fee revenue per unit at IAA and loan losses at AFC.

        The volume of new vehicle production, accuracy of lease residual estimates, interest rates, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale at our used vehicle auctions and the demand for those used vehicles, the fee revenue per unit at our salvage auctions, loan losses for our dealer financing business and our ability to retain customers. Throughout 2011, used vehicle prices have been high, which has contributed to supply shortages in the whole car auction industry, as used vehicle dealers chose to retail trade-in vehicles on their own rather than selling them at auction. The high used vehicle prices in 2011 also contributed to strong proceeds in the salvage auction industry. A sustained reduction in used vehicle pricing could result in lower proceeds from the sale of salvage vehicles and a related reduction in revenue per vehicle, a potential loss of customers, an increase in loan losses at AFC and decreased profitability.

Significant competition exists in our industry and we may not be able to compete successfully.

        We face significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles and for the floorplan financing of these vehicles. Current or potential competition comes from four primary sources: (i) direct competitors, (ii) potential entrants, (iii) potential new vehicle remarketing venues and dealer financing services and (iv) existing alternative vehicle remarketing venues. In addition, due to the increased viability of the internet as a marketing and distribution channel, new competition has evolved from internet-based companies and our own customers who have historically remarketed vehicles through various channels, including our auctions. In both the vehicle auction and dealer financing businesses, we and our competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may have greater financial and marketing resources than we do, and may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements, and devote greater resources to the development, promotion and sale of their services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us would not have a material adverse effect on our business and results of operations. If we are not able to compete successfully, our ability to grow and achieve or sustain profitability could be impaired. Our agreements with our largest institutional suppliers are generally subject to cancellation by either party upon 30 to 90 days' notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all.

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

        We currently compete with online wholesale and retail vehicle selling platforms, including OVE.com, SmartAuction, eBay Motors and others. These online selling platforms generally do not have any meaningful physical presence; however, they may decrease the quantity of vehicles sold through our online and physical auctions. If the number of vehicles sold at our auctions decreases due to these competitors or other remarketing methods, our revenue and profitability may be negatively impacted.

Fluctuations in the supply of and demand for salvage vehicles impact auction sales volumes, which may adversely affect our revenues and profitability.

        We are dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, a decrease in the percentage of claims resulting in a total loss, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of key insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. In addition, in the last few years there has been a slight decline in the percentage of claims resulting in total losses, as well as a declining trend in theft occurrences which reduces the number of stolen vehicles recovered by insurance companies for which a claim settlement has been made. If the supply of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

An increase in the number of used and salvage vehicles purchased on virtual auction platforms could materially adversely affect our operating results and financial condition.

        We acquired OPENLANE in recognition of the increasing use of the internet as a means to purchase wholesale vehicles. In connection with online auctions, ADESA and IAA offer physical auctions, which allow buyers to physically inspect and compare vehicles. If sellers and buyers increase the number of vehicles transacted on virtual auction platforms, our revenue per vehicle will likely decline. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be reduced if revenue per vehicle declines. If a shift in the percentage of used and salvage vehicles sold online as compared with used and salvage vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

If we are unable to successfully acquire and integrate other businesses, it could adversely affect our growth prospects.

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

        In pursuing a strategy of acquiring other businesses, we face other risks including, but not limited to:

  •
  incurring significantly higher capital expenditures and operating expenses;

  •
  entering new markets with which we are unfamiliar;

  •
  incurring potential undiscovered liabilities at acquired businesses;

  •
  failing to maintain uniform standards, controls and policies;

  •
  impairing relationships with employees and customers as a result of management changes; and

  •
  increasing expenses for accounting and computer systems, as well as integration difficulties.

We may not successfully implement our business strategies or maintain gross profit margins.

        We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through internet initiatives, using excess cash flow to reduce debt, leveraging AFC's products and services at ADESA and IAA and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash flows from operations (we generated $305.8 million and $467.6 million of cash flow from operations for the years ended December 31, 2011 and 2010, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

Changes in interest rates or market conditions could adversely impact the profitability and business of AFC.

        Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC securitizes a majority of its finance receivables on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the U.S. or Canada can impact AFC's cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization facility, which could negatively affect AFC's business and our financial condition and operations.

        In addition, AFC typically provides its U.S. dealer customers with financing terms of prime plus a spread, with a prime rate floor of 5%. The U.S. prime rate was 3.25% at December 31, 2011. An increase in interest rates in the near to intermediate term from 3.25% to 5% will compress AFC's margins as the variable cost of securitizing receivables will rise without a corresponding increase in the financing rate AFC charges to its U.S. dealer customers.

Increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation at our auctions.

        We have a significant number of non-U.S. based buyers who participate in our auctions. Increases in the value of the U.S. dollar relative to these buyers' local currencies may reduce the prices they are willing to pay at auction, which may negatively affect our revenues.

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

High fuel prices could lead to a reduction in miles driven and may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

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

        Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the year ended December 31, 2011, approximately 17% of our revenues were attributable to our Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

        In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates; such translation gains and losses are reported in "Accumulated other comprehensive income/loss" as a component of stockholders' equity. The revenues and expenses of our Canadian operations are translated using average exchange rates during each period.

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

        Federal and state environmental authorities are currently investigating IAA's role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAA's potential liability at this site cannot be estimated at this time. See Item 3, "Legal Proceedings" for a further discussion of this matter.

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

        As of December 31, 2011, our total debt was approximately $1.9 billion, exclusive of liabilities related to our securitization facilities, and we had $181.1 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $28.5 million at December 31, 2011, which reduce the amount available for borrowings under the credit facilities.

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

  •
  making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and

  •
  exposing us to risks inherent in interest rate fluctuations because some of our indebtedness is at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

        In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreement governing our Credit Facility and the indenture governing our floating senior notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.

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

        The indenture governing our floating senior notes and the agreement governing our Credit Facility contain, and future debt instruments may contain, various provisions that limit our ability and the ability of our subsidiaries, including ADESA and IAA, to, among other things:

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

        We do not have recourse against sellers for any buyer's failure to satisfy its payment obligations. Since revenue for most vehicles does not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles, the resulting payment obligations to the seller and decreased fee revenues may have a material adverse effect on our results of operations and financial condition.

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

        We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers' compensation claims. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. If actual trends, including the severity of claims and medical cost inflation above expectations were to occur, our self-insured costs would increase, which could have an adverse impact on the operating results in that period.

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

  •
  In many states and provinces, regulations require that a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status.

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

        From time to time, we may receive notices from others claiming that we infringed or otherwise violated their patent or intellectual property rights, and the number of these claims could increase in the future. Claims of intellectual property infringement or other intellectual property violations could require us to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change business practices and limit our ability to compete effectively. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and may divert management's attention and resources away from our businesses. If we are required to take any of these actions, it could have an adverse impact on our business and operating results.

We are dependent on the continued and uninterrupted service from our workforce.

        Currently, none of our employees participate in collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. The U.S. Congress could pass labor legislation, such as the proposed Employee Free Choice Act (the "EFCA," also called "card-check legislation"), that could adversely affect our operations. The EFCA would make it significantly easier for union organizing drives to be successful—for example, by eliminating employees' absolute right to a secret ballot vote in union elections—and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement. Such an arbitrated initial contract could include pay, benefit and work rules that could adversely affect our profitability and operational flexibility.

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

        Before our initial public offering in December 2009, there was no public market for our common stock and an active public market for our common stock may not be sustained. The price of our common stock in any such market may be higher or lower than the price you pay. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

  •
  our announcements or our competitors' announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

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

  •
  investors' general perception of us and our industry;

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

        At February 17, 2012, there were 136,278,613 shares of common stock outstanding. Of our issued and outstanding shares, all of the common stock sold in the December 2009 initial public offering is freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Approximately 78% of our outstanding common stock is held by affiliates of the Equity Sponsors and other equity co-investors (indirectly through their investment in KAR LLC) and members of our management and employees.

        In addition, pursuant to a registration rights agreement entered into in connection with the 2007 Transactions, we have granted KAR LLC the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of all shares of our common stock held by KAR LLC. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if KAR LLC exercises its registration rights, the market price of our stock could decline if KAR LLC sells the shares or is perceived by the market as intending to sell them. See Item 13, "Certain Relationships and Related Transactions, and Director Independence."

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

        We are indirectly controlled by affiliates of the Equity Sponsors. Affiliates of the Equity Sponsors and management indirectly own through their investment in KAR LLC approximately 78% of our common stock. As a result, affiliates of the Equity Sponsors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests. So long as the Equity Sponsors continue to indirectly hold a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors.

        We have entered into a director designation agreement that provides for the rights of KAR LLC directly, and the Equity Sponsors indirectly, to nominate designees to our board of directors. See Item 13, "Certain Relationships and Related Transactions, and Director Independence."

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

        Our amended and restated certificate of incorporation provides that the Equity Sponsors and their respective subsidiaries and affiliates have the right to engage or invest in, and do not have a duty to abstain from engaging or investing in, the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If any Equity Sponsor or any of its officers, directors, managers, members, partners or employees acquires knowledge of a potential transaction that could be a corporate opportunity for us, such person has no duty to offer that opportunity to us, our stockholders or our affiliates, even if it is one that we might reasonably have pursued. Neither the Equity Sponsors nor their officers, directors, managers, members, partners or employees will generally be liable to us or our stockholders for breach of any duty by reason of engaging in such activities. In addition, any of our directors and officers who is also a director, officer, manager, member, partner or employee of any of our Equity Sponsors and is offered or acquires knowledge of a corporate opportunity, other than solely in such person's capacity as our director or officer, will not have any liability to us if any of the Equity Sponsors pursues or acquires such corporate opportunity.

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

We are a "controlled company" within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements

        KAR LLC controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of the Board of Directors consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

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

Item 1b.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Carmel, Indiana. Our corporate headquarters for ADESA and AFC also are located in Carmel, Indiana. Our corporate headquarters are leased properties, with office space being leased in each case through 2019. At December 31, 2011, properties utilized by the ADESA business segment include 69 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.

        IAA is headquartered in Westchester, Illinois, with office space being leased through 2016. At December 31, 2011, properties utilized by the IAA business segment include 159 salvage vehicle auction facilities in the U.S. and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA properties are used primarily for auction and storage purposes consisting on average of approximately 27 acres of land per site.

        Of AFC's 103 locations in North America at December 31, 2011, 72 are physically located at auction facilities (including 53 at ADESA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.

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

IAA—Lower Duwamish Waterway

        On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability (the "General Notice") pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway ("LDW") Superfund Site in Seattle, Washington. IAA operates a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAA that, to date, it has sent out approximately 60 general notice letters to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAA is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In the General Notice, the EPA informed IAA that it may be a potentially responsible party based on presently available information. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.

        In addition, the Washington State Department of Ecology is working with the EPA in relation to the LDW, primarily to investigate and address sources of potential contamination contributing to the LDW. IAA, the current Tukwila property owner and the former Tukwila property owner are currently in discussion with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAA submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements. Additional source control obligations, if any, are not expected to have a material impact on future recurring operating costs.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 17, 2012, there were 3 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

        The following table sets forth the range of high and low sales prices per share of common stock for each quarter during fiscal years 2011 and 2010:

	2011
	High	Low
4th Quarter (October 1 - December 31)	$14.53	$10.92
3rd Quarter (July 1 - September 30)	$19.64	$11.92
2nd Quarter (April 1 - June 30)	$21.00	$15.30
1st Quarter (January 1 - March 31)	$15.74	$13.75

	2010
	High	Low
4th Quarter (October 1 - December 31)	$14.37	$11.74
3rd Quarter (July 1 - September 30)	$13.73	$11.03
2nd Quarter (April 1 - June 30)	$15.84	$11.52
1st Quarter (January 1 - March 31)	$15.56	$13.10

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

Stock Price Performance Graph

        The graph below shows the cumulative total stockholder return, assuming the investment of $100, for the period beginning on December 11, 2009, the first trading day of KAR Auction Services' common stock, and ending on December 31, 2011, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's Smallcap 600 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return

Company/Index	Base Period 12/11/2009	12/31/2009	12/31/2010	12/31/2011
KAR Auction Services, Inc.	$100	$114.63	$114.71	$112.22
S&P 400 Midcap Index	$100	$102.94	$128.52	$124.54
S&P Smallcap 600 Index	$100	$104.86	$131.05	$130.85

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements and related notes thereto of KAR Auction Services, Inc. and other financial information included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data of KAR Auction Services
For the Years Ended December 31, 2011, 2010, 2009, 2008 and 2007

        The following consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is based on our audited financial statements. We were incorporated on November 9, 2006, but had no operations in 2006 or for the period of January 1 through April 19, 2007. On April 20, 2007, we consummated a merger agreement with ADESA, Inc. and as part of the related transactions, ADESA and IAA became, directly or indirectly, our wholly owned subsidiaries.

	Year Ended December 31,
	2011	2010	2009	2008	2007 (1)
Operations:
Operating revenues
ADESA	$1,017.4	$1,075.9	$1,088.5	$1,123.4	$677.7
IAA	700.1	610.4	553.1	550.3	330.1
AFC (2)	168.8	136.3	93.9	102.3	98.3

Total operating revenues	$1,886.3	$1,822.6	$1,735.5	$1,776.0	$1,106.1
Operating expenses (exclusive of depreciation and amortization and impairment charges) (2)	1,424.6	1,382.5	1,367.8	1,441.3	873.1
Goodwill and other intangibles impairment	—	—	—	164.4	—
Operating profit (loss)	281.9	268.8	195.3	(12.5)	106.4
Interest expense	143.1	141.4	172.6	215.2	162.3
Income (loss) from continuing operations	90.0	69.6	23.2	(216.2)	(38.3)
Net income (loss)	72.2	69.6	23.2	(216.2)	(38.3)
Net income (loss) per share
Basic	0.53	0.52	0.21	(2.02)	(0.36)
Diluted	0.52	0.51	0.21	(2.02)	(0.36)
Weighted average shares outstanding
Basic	136.0	134.9	108.0	106.9	106.7
Diluted	137.8	135.9	108.1	106.9	106.7

	At December 31,
	2011	2010	2009	2008	2007
Financial Position:
Working capital (3)	$177.0	$287.9	$299.5	$304.3	$442.1
Total assets	4,779.1	4,525.0	4,251.3	4,157.6	4,530.8
Total debt, net of unamortized debt discount	1,902.8	1,875.7	2,272.9	2,527.4	2,616.7
Total stockholders' equity	1,343.2	1,244.6	1,141.5	750.7	1,013.6

	Year Ended December 31,
	2011	2010	2009	2008	2007 (1)
Other Financial Data:
Net cash provided by operating activities	$305.8	$467.6	$250.8	$224.9	$96.8
Capital expenditures	85.8	78.9	65.6	129.6	62.7
Depreciation and amortization	179.8	171.3	172.4	182.8	126.6

(1)
We had no operations prior to the merger transactions on April 20, 2007; as such, this data represents the period from April 20, 2007 through December 31, 2007.

(2)
Prior to 2011, certain AFC fees collected from customers were netted against cost of services, as well as certain selling, general and administrative expenses. Such fees included lot check fees, filing fees and postage fees, each of which are charged to and collected from AFC's customers. Beginning in 2011, these fees were included in revenue with the corresponding costs reflected in their respective expense categories, resulting in an increase to revenue, as well as an increase to the related expenses for all periods presented. Prior year amounts have been revised to reflect these changes.

(3)
Working capital is defined as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

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

  •
  increases in the number of used and salvage vehicles purchased on virtual auction platforms;

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

  •
  changes in effective tax rates;

  •
  changes to accounting standards; and

  •
  other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2012.

        Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

        Our future growth depends on a variety of factors, including our ability to increase vehicle sold volumes and loan transaction volumes, expand our product and service offerings including information systems development, acquire and integrate additional business entities, manage expansion, control costs in our operations, introduce fee increases, and retain our executive officers and key employees.

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

Overview

        We provide whole car and salvage auction services in North America. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAA and AFC.

  •
  The ADESA Auctions segment serves an international customer base through online auctions and through 69 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Online auctions include OPENLANE, a leader in internet-based remarketing solutions, and allow the Company to offer vehicles for sale from any location. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

  •
  The IAA segment consisted of salvage vehicle auctions and related services provided at 159 sites in North America at December 31, 2011. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

  •
  The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2011, AFC conducted business at 103 locations in North America.

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

Industry Outlook and Trends

Whole Car

        In 2010 and 2011, the North American whole car auction industry experienced supply shortages as a result of the impacts felt by the automotive industry over the last three years, including volatility in new vehicle sales, lease originations and repossessions. The supply shortages resulted in a decline in whole car auction volume compared to prior years. Used vehicles sold in North America through whole car auctions were 9.1 million, 8.4 million and an estimated 7.7 million (excluding approximately 0.3 million used vehicles sold by OPENLANE in 2011) in 2009, 2010, and 2011, respectively. The supply shortages and resulting decline in industry auction volumes reflect a reduction in units sold by institutional consignors. This reduction has been partially offset by an increase in dealer consignment units sold in 2010 and 2011.

        Other reasons for the decline in industry volumes, which may also impact future volumes include:

  •
  A decline in new car sales from 17.0 million in 2005 to 10.4 million in 2009. Although new car sales have climbed over the last two years to approximately 12.8 million units in 2011, they are not anticipated to return to 2005 levels for the foreseeable future.

  •
  The drop in total new vehicle sales in 2008 and 2009, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction.

  •
  Lease residuals are currently below wholesale vehicle values. As a result, more vehicles are purchased upstream by the consumer and the grounding dealer or by dealers in online auctions, prior to the vehicles being transported to a physical auction.

  •
  More dealers are choosing to sell the trade-ins they receive rather than remarket them through whole car auctions. As used vehicle prices have increased over the last few years, dealers have shifted to sell more used vehicles, which can generate better margins than new car sales. These dealers can also make money on the used units by providing future maintenance as well as finance and insurance services.

  •
  There was a reduction in the number of lease originations in 2008 and 2009. We believe this decline will continue to negatively impact the supply of off-lease vehicles available at auction in 2012 and this trend could continue beyond 2012.

        Based on the factors discussed above, we estimate that used vehicle auction volumes in North America, including units sold by OPENLANE, will be approximately 8 million units in 2012, approach 8.4 million units in 2013 and are expected to reach nearly 9 million units by 2015.

Salvage

        Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicles become increasingly more complex with additional enhancements, such as airbags and electrical components, they are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses is estimated at 13.9% for 2011, down slightly from 2010. There is no central reporting system that tracks the number of total loss vehicles in any given year which makes estimating industry volumes very difficult.

Automotive Finance

        In 2008 and 2009, the overall economy and in particular the automotive finance industries faced pressures, which negatively affected the used vehicle dealer base. More than 6,300 independent dealers went out of business during 2008 and 2009, representing almost a 15% reduction in the independent dealer base. Used vehicle dealers experienced a significant decline in sales which resulted in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans, which increased credit losses. In addition, the value of recovered collateral on defaulted loans was impacted to some degree by the volatility in the vehicle pricing market. To the extent these negative trends recur, they could have a material adverse impact on AFC's results of operations.

        Despite the negative factors and trends that impacted the automotive finance industry in 2008 and 2009, AFC's financial results have steadily improved since that time. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio, which was approximately 99 percent current at December 31, 2011. In addition, AFC's managed portfolio of finance receivables grew approximately 14 percent from $771.6 million at December 31, 2010 to $883.2 million at December 31, 2011.

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

Sources of Revenues and Expenses

        Our revenue is derived from auction fees and related services at our whole car and salvage auctions, and from dealer financing fees and interest income at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.

        Prior to January 1, 2010, AFC's net revenue consisted primarily of securitization income and interest and fee income less provisions for credit losses. Securitization income was primarily comprised of the gain on sale of finance receivables sold, but also included servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the guidance on January 1, 2010. As a result of adopting the guidance, our consolidated statement of income no longer reflects securitization income, but instead reports interest and fee income, provision for credit losses and other income associated with our securitized finance receivables, in the same line items in our statement of income as non-securitized receivables. Interest expense associated with the related obligation is now recorded below operating profit as "Interest expense" in our consolidated statement of income. Additionally, we no longer record a gain on sale for securitization activity since finance receivables securitized no longer receive gain on sale treatment.

        Prior to 2011, certain AFC fees collected from customers were netted against cost of services, as well as certain selling, general and administrative expenses. Such fees included lot check fees, filing fees and postage fees, each of which are charged to and collected from AFC's customers. At December 31, 2011, these fees were included in revenue with the corresponding costs reflected in their respective expense categories, resulting in an increase to "Other revenue" as well as an increase to the related expenses for prior periods presented.

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

Results of Operations

Overview of Results of KAR Auction Services for the Years Ended December 31, 2011 and 2010:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2011	2010
Revenues
ADESA	$1,017.4	$1,075.9
IAA	700.1	610.4
AFC	168.8	136.3

Total revenues	1,886.3	1,822.6
Cost of services*	1,035.2	1,007.3

Gross profit*	851.1	815.3
Selling, general and administrative	389.4	375.2
Depreciation and amortization	179.8	171.3

Operating profit	281.9	268.8
Interest expense	143.1	141.4
Other income, net	(4.7)	(2.1)
Loss on extinguishment of debt	53.5	32.7

Income before income taxes	90.0	96.8
Income taxes	17.8	27.2

Net income	$72.2	$69.6

Net income per share
Basic	$0.53	$0.52

Diluted	$0.52	$0.51

*
Exclusive of depreciation and amortization

        For the year ended December 31, 2011, we had revenue of $1,886.3 million compared with revenue of $1,822.6 million for the year ended December 31, 2010, an increase of 3%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

        Depreciation and amortization increased $8.5 million, or 5%, to $179.8 million for the year ended December 31, 2011, compared with $171.3 million for the year ended December 31, 2010. The increase was representative of increased amortization resulting from certain assets placed in service during 2010 and 2011. In addition, OPENLANE had $3.8 million of depreciation and amortization in the fourth quarter of 2011.

Interest Expense

        Interest expense increased $1.7 million, or 1%, to $143.1 million for the year ended December 31, 2011, compared with $141.4 million for the year ended December 31, 2010. The increase in interest expense was primarily the result of the second quarter 2011 recognition of $14.5 million in additional interest expense related to the settlement and termination of our $650 million notional swap agreement, which was used to hedge interest payments on Old Term Loan B. Partially offsetting the increase was a decrease in interest expense as a result of $143.3 million in prepayments on long-term debt in the fourth quarter of 2010, the prepayments of $450.0 million aggregate principal amount outstanding on our fixed senior notes and $131.1 million aggregate principal amount outstanding on our senior subordinated notes, and the termination of our $1,144.6 million Old Term Loan B in the second quarter of 2011.

Other Income

        Other income was $4.7 million for the year ended December 31, 2011, compared with $2.1 million for the year ended December 31, 2010. In 2011, we reversed contingent consideration of approximately $4.6 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met. This increase was partially offset by foreign currency transaction losses for the year ended December 31, 2011, compared with foreign currency transaction gains for the year ended December 31, 2010.

Loss on Extinguishment of Debt

        In May 2011, we terminated our previous credit facility, dated as of April 20, 2007. In addition, in June 2011, we prepaid the $450.0 million aggregate principal amount outstanding on our fixed senior notes and the $131.1 million aggregate principal amount outstanding on our senior subordinated notes with proceeds received from New Term Loan B and cash on hand. In the second quarter of 2011, we recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our Old Term Loan B. In the second quarter of 2011, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of our fixed senior notes and the senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

        In connection with our initial public offering in 2009, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of our senior subordinated notes tendered were accepted for prepayment. In January 2010, we prepaid $225.6 million principal amount of our senior subordinated notes with proceeds received from our initial public offering and the underwriters option to purchase additional shares. In the first quarter of 2010, we recorded a $25.3 million pretax charge representative of the net premiums payable related to the repurchase of our senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our senior subordinated notes and certain expenses related to the tender offer.

        In addition, in the fourth quarter of 2010, we conducted a cash tender offer for certain of our notes. The tender offer was oversubscribed and as such, in accordance with the identified priority levels, only a portion of our senior subordinated notes tendered were accepted for prepayment. In December 2010, we prepaid $68.3 million principal amount of our senior subordinated notes with available cash and recorded a $7.4 million pretax charge representative of the net premiums payable related to the repurchase of our senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with our senior subordinated notes and certain expenses related to the tender offer.

Income Taxes

        We had an effective tax rate of 19.8% for the year ended December 31, 2011, compared with 28.1% for the year ended December 31, 2010. During the year ended December 31, 2011, our effective tax rate of 19.8% benefited from the reversal of $18.6 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. During the year ended December 31, 2010, our effective rate of 28.1% also benefited from the release of tax reserves for uncertain tax positions due to the expiration of certain statute of limitations and the recognition of previously unrecognized deferred tax assets. Excluding the effect of these items in both years, our effective tax rates for the years ended December 31, 2011 and December 31, 2010 would have been 40.2% and 38.3%, respectively. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the differences in tax rates in state and foreign jurisdictions.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2011	2010
ADESA revenue	$1,017.4	$1,075.9
Cost of services*	582.3	611.2

Gross profit*	435.1	464.7
Selling, general and administrative	219.6	211.9
Depreciation and amortization	88.1	86.9

Operating profit	$127.4	$165.9

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA decreased $58.5 million, or 5%, to $1,017.4 million for the year ended December 31, 2011, compared with $1,075.9 million for the year ended December 31, 2010. The decrease in revenue was primarily a result of a 7% decrease in the number of vehicles sold, partially offset by a 2% increase in revenue per vehicle sold to approximately $585 for the year ended December 31, 2011, compared to over $570 for the year ended December 31, 2010.

        The 2% increase in revenue per vehicle sold was attributable to incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $20.1 million. In addition, fluctuations in the Canadian exchange rate resulted in increased ADESA revenue of approximately $9.6 million, partially offset by decreases in ancillary services, which resulted in decreased ADESA revenue of approximately $6.5 million.

        The total number of used vehicles sold at ADESA decreased 7% for the year ended December 31, 2011, compared with the year ended December 31, 2010, and resulted in a decrease in ADESA revenue of approximately $81.7 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased 10% for the year ended December 31, 2011 compared with the year ended December 31, 2010. The decrease in volume sold was attributable to a decline in supplier inventory levels, partially offset by a 13% (excluding OPENLANE) increase in dealer consignment units sold in 2011 compared with 2010. Online sales volumes for ADESA in 2011 represented approximately 24% of the total vehicles sold by ADESA, compared with over 20% in 2010. Excluding OPENLANE units sold in the fourth quarter, online sales volumes for ADESA would have been approximately 22% in 2011.

        The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our used vehicle auctions, decreased to 60.7% (excluding OPENLANE) for the year ended December 31, 2011, compared with 65.0% for the year ended December 31, 2010. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale. For the year ended December 31, 2011, dealer consignment vehicles represented approximately 42% (excluding OPENLANE) of used vehicles sold at ADESA, an increase from approximately 33% for the year ended December 31, 2010.

Gross Profit

        For the year ended December 31, 2011, gross profit for ADESA decreased $29.6 million, or 6%, to $435.1 million, compared with $464.7 million for the year ended December 31, 2010. Gross profit for ADESA was 42.8% of revenue for the year ended December 31, 2011, compared with 43.2% of revenue for the year ended December 31, 2010. The decrease in gross profit as a percentage of revenue for the year ended December 31, 2011, compared with the year ended December 31, 2010 was primarily the result of the 7% decrease in the number of vehicles sold and a decrease in conversion rates. Lower conversion rates result in incremental labor associated with handling the same vehicles more than once.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $7.7 million, or 4%, to $219.6 million for the year ended December 31, 2011, compared with $211.9 million for the year ended December 31, 2010, primarily due to the acquisition of OPENLANE, which accounted for approximately $10.8 million of the increase and fluctuations in the Canadian exchange rate, partially offset by decreases in compensation and incentive compensation, as well as a decrease in marketing costs and other miscellaneous expenses.

IAA Results

	Year Ended December 31,
(Dollars in millions)	2011	2010
IAA revenue	$700.1	$610.4
Cost of services*	415.3	362.0

Gross profit*	284.8	248.4
Selling, general and administrative	82.3	78.9
Depreciation and amortization	65.8	58.9

Operating profit	$136.7	$110.6

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $89.7 million, or 15%, to $700.1 million for the year ended December 31, 2011, compared with $610.4 million for the year ended December 31, 2010. The increase in revenue was a result of several factors, including an increase in vehicles sold of approximately 9% for the year ended December 31, 2011. In addition, there was an increase in fee revenue per unit due to an increase in average selling price for vehicles sold. An increase in the sales of purchased vehicles, in which the entire selling price of the vehicle is recorded as revenue, has also contributed to the growth in revenue for salvage vehicles sold for the year ended December 31, 2011. Purchased vehicles represented approximately 5% of total salvage vehicles sold. Online sales volumes for IAA for the years ended December 31, 2011 and 2010 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the year ended December 31, 2011, gross profit at IAA increased to $284.8 million, or 40.7% of revenue, compared with $248.4 million, or 40.7% of revenue, for the year ended December 31, 2010. The gross profit increase was primarily the result of the increase in revenue. The increase in cost of services was attributable to expenses associated with businesses acquired in the fourth quarter of 2010, an increase in compensation expense, increases in yard and auction expenses specifically pertaining to reconditioning, processing and towing costs related to the increase in volume, as well as an increase in purchased vehicles.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA increased $3.4 million, or 4%, to $82.3 million for the year ended December 31, 2011, compared with $78.9 million for the year ended December 31, 2010. The increase in selling, general and administrative expenses was attributable to increases in compensation expense, incentive-based compensation expense and professional fees related to information technology and marketing initiatives, partially offset by decreases in stock-based compensation expense, professional fees related to process improvement initiatives and severance costs.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2011	2010
AFC revenue
Interest and fee income	$163.7	$137.9
Other revenue	11.2	9.6
Provision for credit losses	(6.1)	(11.2)

Total AFC revenue	168.8	136.3
Cost of services*	37.6	34.1

Gross profit*	131.2	102.2
Selling, general and administrative	22.1	20.6
Depreciation and amortization	24.7	25.0

Operating profit	$84.4	$56.6

Loan transactions	1,064,891	935,578
Revenue per loan transaction	$159	$146

*
Exclusive of depreciation and amortization

        Note: Prior to 2011, certain AFC fees collected from customers were netted against cost of services, as well as certain selling, general and administrative expenses. Such fees included lot check fees, filing fees and postage fees, each of which are charged to and collected from AFC's customers. At December 31, 2011, these fees were included in revenue with the corresponding costs reflected in their respective expense categories, resulting in an increase to "Other revenue" as well as an increase to the related expenses for 2010. For the year ended December 31, 2010 "Other revenue" has been increased by $7.6 million, "Cost of services" has been increased by $5.6 million and "Selling, general and administrative" has been increased by $2.0 million.

Revenue

        For the year ended December 31, 2011, AFC revenue increased $32.5 million, or 24%, to $168.8 million, compared with $136.3 million for the year ended December 31, 2010. The increase in revenue was the result of a 9% increase in revenue per loan transaction for the year ended December 31, 2011, compared with the same period in 2010, and a 14% increase in loan transactions to 1,064,891 for the year ended December 31, 2011. In addition, managed receivables increased to $883.2 million at December 31, 2011 from $771.6 million at December 31, 2010.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $13, or 9%, primarily as a result of a decrease in credit losses and related provision, increases in the average portfolio duration and average loan value, and floorplan and other fee income.

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

Gross Profit

        For the year ended December 31, 2011, gross profit for the AFC segment increased $29.0 million, or 28%, to $131.2 million, compared with $102.2 million for the year ended December 31, 2010, primarily as a result of a 24% increase in revenue, partially offset by a 10% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees, as well as an increase in lot audit expenses, partially offset by a decrease in collection expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC increased $1.5 million, or 7%, for the year ended December 31, 2011, compared with the year ended December 31, 2010. The increase was primarily the result of increases in compensation expense, travel costs, postage and promotion expenses, partially offset by decreases in professional fees and incentive compensation.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2011	2010
Selling, general and administrative	$65.4	$63.8
Depreciation and amortization	1.2	0.5

Operating loss	$(66.6)	$(64.3)

Selling, General and Administrative Expenses

        For the year ended December 31, 2011, selling, general and administrative expenses at the holding company increased $1.6 million, or 3%, to $65.4 million, compared with $63.8 million for the year ended December 31, 2010, primarily as a result of increases in compensation expense, professional fees and integration costs (primarily related to the Company's acquisition activity), partially offset by decreases in stock-based compensation expense, employee benefit costs, incentive compensation and other miscellaneous expenses. Excluding the increase in professional fees and integration costs associated with acquisitions of $3.5 million, selling, general and administrative costs would have declined $1.9 million in 2011 as compared with 2010.

Overview of Results of KAR Auction Services for the Years Ended December 31, 2010 and 2009:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2010	2009
Revenues
ADESA	$1,075.9	$1,088.5
IAA	610.4	553.1
AFC	136.3	93.9

Total revenues	1,822.6	1,735.5
Cost of services*	1,007.3	1,001.5

Gross profit*	815.3	734.0
Selling, general and administrative	375.2	366.3
Depreciation and amortization	171.3	172.4

Operating profit	268.8	195.3
Interest expense	141.4	172.6
Other income, net	(2.1)	(11.6)
Loss on extinguishment of debt	32.7	—

Income before income taxes	96.8	34.3
Income taxes	27.2	11.1

Net income	$69.6	$23.2

Net income per share
Basic	$0.52	$0.21

Diluted	$0.51	$0.21

*
Exclusive of depreciation and amortization

        For the year ended December 31, 2010, we had revenue of $1,822.6 million compared with revenue of $1,735.5 million for the year ended December 31, 2009, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

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

Interest Expense

        Interest expense decreased $31.2 million, or 18%, to $141.4 million for the year ended December 31, 2010, compared with $172.6 million for the year ended December 31, 2009. The decrease in interest expense was primarily the result of a $250.0 million prepayment on Old Term Loan B in the fourth quarter of 2009, a $225.6 million prepayment on the principal amount of the senior subordinated notes in January 2010, a $28.3 million prepayment on Old Term Loan B in February 2010, a $75.0 million prepayment on Old Term Loan B in November 2010 and a $68.3 million prepayment on the principal amount of the senior subordinated notes in December 2010. Partially offsetting the decrease was an increase in interest expense that resulted from the adoption of Accounting Standards Update 2009-16 in 2010. Included in interest expense in 2010 is $7.2 million in AFC interest related to the securitized finance receivables. Prior to 2010, AFC interest expense was recorded as a reduction of AFC net revenue.

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

IAA Results

	Year Ended December 31,
(Dollars in millions)	2010	2009
IAA revenue	$610.4	$553.1
Cost of services*	362.0	352.1

Gross profit*	248.4	201.0
Selling, general and administrative	78.9	65.5
Depreciation and amortization	58.9	58.3

Operating profit	$110.6	$77.2

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $57.3 million, or 10%, to $610.4 million for the year ended December 31, 2010, compared with $553.1 million for the year ended December 31, 2009. The increase in revenue was primarily a result of an increase in fee revenue due to an increase in average selling price for vehicles sold at auction, and to a lesser extent, revenues associated with acquired sites. For the year ended December 31, 2010, total salvage vehicles sold declined approximately 2%. Online sales volumes for IAA in 2010 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the year ended December 31, 2010, gross profit at IAA increased to $248.4 million, or 40.7% of revenue, compared with $201.0 million, or 36.3% of revenue, for the year ended December 31, 2009. The gross profit increase was primarily the result of the increase in fee revenue due to an increase in average selling price for vehicles sold at auction. Cost of services increased primarily as a result of increases in incentive compensation based on the performance of IAA, expenses associated with costs at acquired sites and increases in yard and auction expenses. These increases were partially offset by a reduction in tow costs.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA increased $13.4 million, or 20%, to $78.9 million for the year ended December 31, 2010, compared with $65.5 million for the year ended December 31, 2009. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation and incentive compensation, as well as increased spending on professional fees and severance, both related to our process improvement initiatives which were launched in the first quarter of 2010.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2010	2009
AFC revenue
Securitization income	$—	$41.7
Interest and fee income	137.9	48.1
Other revenue	9.6	6.2
Provision for credit losses	(11.2)	(2.1)

Total AFC revenue	136.3	93.9
Cost of services*	34.1	34.0

Gross profit*	102.2	59.9
Selling, general and administrative	20.6	13.3
Depreciation and amortization	25.0	24.7

Operating profit	$56.6	$21.9

Loan transactions	935,578	799,421
Revenue per loan transaction	$146	$117

*
Exclusive of depreciation and amortization

        Note: Prior to 2011, certain AFC fees collected from customers were netted against cost of services, as well as certain selling, general and administrative expenses. Such fees included lot check fees, filing fees and postage fees, each of which are charged to and collected from AFC's customers. At December 31, 2011, these fees were included in revenue with the corresponding costs reflected in their respective expense categories, resulting in an increase to "Other revenue" as well as an increase to the related expenses for 2010 and 2009. For the year ended December 31, 2010, "Other revenue" has been increased by $7.6 million, "Cost of services" has been increased by $5.6 million and "Selling, general and administrative" has been increased by $2.0 million. For the year ended December 31, 2009, "Other revenue" has been increased by $5.9 million, "Cost of services" has been increased by $4.2 million and "Selling, general and administrative" has been increased by $1.7 million.

Revenue

        For the year ended December 31, 2010, AFC revenue increased $42.4 million, or 45%, to $136.3 million, compared with $93.9 million for the year ended December 31, 2009. The increase in revenue was the result of a 25% increase in revenue per loan transaction for the year ended December 31, 2010, compared with the same period in 2009 and a 17% increase in loan transactions to 935,578 for the year ended December 31, 2010. In addition, managed receivables increased to $771.6 million at December 31, 2010 from $613.0 million at December 31, 2009.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $29, or 25%, primarily as a result of a decrease in credit losses for both loans held and sold, an increase in the average loan value, an increase in floorplan fee income, an increase in interest income and an increase in other income.

        Accounting Standards Update 2009-16 amended ASC 860, Transfers and Servicing, and we adopted the new guidance on January 1, 2010. The new guidance eliminated securitization income accounting and resulted in the recording of interest and fee income and interest expense for the finance receivable transactions under the revolving sale agreement. The impact of this guidance on revenue was a net $1.4 million reduction of revenue for the first quarter of 2010. The elimination of the gain on sale treatment resulted in a reduction of revenue of $2.8 million, while the reclassification of interest expense resulted in an offsetting $1.4 million increase in revenue. Interest expense related to the securitized finance receivables for the year ended December 31, 2010 was $7.2 million and is included as "Interest expense" on the consolidated statement of income. Interest expense related to the securitized finance receivables for the year ended December 31, 2009 totaled $4.7 million and was included in securitization income.

Gross Profit

        For the year ended December 31, 2010, gross profit for the AFC segment increased $42.3 million, or 71%, to $102.2 million, compared with $59.9 million for the year ended December 31, 2009, primarily as a result of a 45% increase in revenue.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC increased $7.3 million, or 55%, for the year ended December 31, 2010, compared with the year ended December 31, 2009. The increase was primarily the result of increases in incentive compensation expense, salaries and related employee benefit costs, professional fees and stock-based compensation expense.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2010	2009
Selling, general and administrative	$63.8	$80.4
Depreciation and amortization	0.5	1.0

Operating loss	$(64.3)	$(81.4)

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

	December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$97.4	$119.1
Restricted cash	8.2	8.6
Working capital	177.0	287.9
Amounts available under credit facility*	181.1	250.0
Cash flow from operations	305.8	467.6

*
There were related outstanding letters of credit totaling approximately $28.5 million and $29.4 million at December 31, 2011 and 2010, respectively, which reduce the amount available for borrowings under the respective credit facilities.

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

        Our available cash, which excludes cash in transit, was $52.7 million at December 31, 2011. Of this amount, approximately $26.8 million was held by foreign subsidiaries and considered to be permanently reinvested in our non-U.S. businesses. If the funds held by our foreign subsidiaries were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

        AFC offers short-term inventory-secured financing, also known as floorplan financing, to used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."

Credit Facilities

        On May 19, 2011, we established a new $1.7 billion, six-year senior secured term loan facility ("New Term Loan B") and a new $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011 (the "Credit Agreement"). Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the "2007 Credit Agreement"). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007

Credit Agreement; however, we incurred a non-cash loss on the extinguishment of Old Term Loan B of $24.5 million representative of the write-off of certain unamortized debt issuance costs. In addition, we recognized $14.5 million of additional interest expense to settle and terminate our $650 million notional swap agreement, which was used to hedge interest payments on Old Term Loan B.

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

        New Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Payments commenced on September 30, 2011, and the balance is payable at maturity. The new credit facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement.

        New Term Loan B will bear interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on New Term Loan B was 5.0% at December 31, 2011. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company will also pay a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The fee may step down to 37.5 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.

        On December 31, 2011, $1,691.5 million was outstanding on New Term Loan B and $68.9 million was drawn on the new revolving credit facility. There were no borrowings under the old revolving credit facility at December 31, 2010. However, there were related outstanding letters of credit in the aggregate amount of $28.5 million and $29.4 million at December 31, 2011 and December 31, 2010, respectively, which reduce the amount available for borrowings under the respective credit facilities. The Company intends to repay the $68.9 million of outstanding borrowings under the revolving credit facility within the next twelve months. In addition, our Canadian operations have a C$8 million line of credit which was undrawn as of December 31, 2011. However, there were related letters of credit outstanding totaling approximately C$2.2 million at December 31, 2011, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our new revolving credit facility.

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions.

        The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The leverage ratio covenant is based on consolidated Adjusted EBITDA which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the equity sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; and (n) any impairment charges or write-offs of intangibles.

        Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. The maximum consolidated senior secured leverage ratio cannot exceed 4.25 to 1.0 as of the last day of any fiscal quarter through September 30, 2012. Beginning with the quarter ending December 31, 2012, the ratio cannot exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the credit facility until it reaches 2.5 to 1.0 at December 31, 2015. Our maximum consolidated senior secured leverage ratio was 3.6 to 1.0 at December 31, 2011.

        In addition, the indenture governing our floating rate senior notes contains certain financial and operational restrictions that, similar to the Credit Agreement, limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our floating rate senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our floating rate senior notes at December 31, 2011.

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

Securitization Facilities

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity.

        On April 26, 2011, AFC and AFC Funding Corporation entered into the Fourth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $450 million to $650 million and extended the facility's maturity date from April 20, 2012 to June 30, 2014. In addition, the interest costs for amounts borrowed increased approximately 0.5% and certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified.

        On May 24, 2011, Automotive Finance Canada, Inc. ("AFCI") entered into an Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's Canadian committed liquidity from C$75 million to C$100 million and extended the facility's maturity date from April 20, 2012 to June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit).

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

        AFC managed total finance receivables of $883.2 million and $771.6 million at December 31, 2011 and December 31, 2010, respectively.

        AFC's allowance for losses was $9.0 million and $9.7 million at December 31, 2011 and December 31, 2010, respectively.

        As of December 31, 2011 and December 31, 2010, $877.6 million and $763.9 million, respectively, of finance receivables and a cash reserve of 1 percent of finance receivables securitized serve as security for the $610.3 million and $520.1 million of obligations collateralized by finance receivables at December 31, 2011 and December 31, 2010, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At December 31, 2011, we were in compliance with the covenants in the securitization agreements.

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

        EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for the items of income and expense and expected incremental revenue and cost savings, as described above in the discussion of certain restrictive loan covenants under "Credit Facilities."

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

        The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Year Ended December 31, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$55.8	$65.5	$57.2	$(106.3)	$72.2
Add back:
Income taxes	17.9	36.1	29.6	(65.8)	17.8
Interest expense, net of interest income	0.7	2.1	12.0	128.0	142.8
Depreciation and amortization	88.1	65.8	24.7	1.2	179.8
Intercompany	52.4	38.3	(14.4)	(76.3)	—

EBITDA	214.9	207.8	109.1	(119.2)	412.6
Adjustments	17.3	3.9	(7.2)	60.6	74.6

Adjusted EBITDA	$232.2	$211.7	$101.9	$(58.6)	$487.2

	Year Ended December 31, 2010
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$80.1	$44.7	$38.4	$(93.6)	$69.6
Add back:
Income taxes	43.6	26.7	21.1	(64.2)	27.2
Interest expense, net of interest income	0.9	2.3	7.2	130.9	141.3
Depreciation and amortization	86.9	58.9	25.0	0.5	171.3
Intercompany	42.3	38.2	(11.7)	(68.8)	—

EBITDA	253.8	170.8	80.0	(95.2)	409.4
Adjustments	16.0	15.2	(0.4)	35.0	65.8

Adjusted EBITDA	$269.8	$186.0	$79.6	$(60.2)	$475.2

        Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended
					Twelve Months Ended December 31, 2011
(Dollars in millions)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net income (loss)	$39.8	$(14.3)	$32.2	$14.5	$72.2
Add back:
Income taxes	1.0	(6.9)	14.7	9.0	17.8
Interest expense, net of interest income	33.2	49.6	29.3	30.7	142.8
Depreciation and amortization	44.1	43.6	43.8	48.3	179.8

EBITDA	118.1	72.0	120.0	102.5	412.6
Nonrecurring charges	2.8	16.2	5.8	5.2	30.0
Noncash charges	8.5	46.2	(7.5)	7.1	54.3
AFC interest expense	(2.1)	(2.3)	(2.6)	(2.7)	(9.7)

Adjusted EBITDA	$127.3	$132.1	$115.7	$112.1	$487.2

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2011	2010
Net cash provided by (used by):
Operating activities	$305.8	$467.6
Investing activities	(419.8)	(793.9)
Financing activities	93.0	81.0
Effect of exchange rate on cash	(0.7)	0.5

Net increase (decrease) in cash and cash equivalents	$(21.7)	$(244.8)

        Cash flow from operating activities was $305.8 million for the year ended December 31, 2011, compared with $467.6 million for the year ended December 31, 2010. The decrease in operating cash flow was primarily impacted by changes in operating assets and liabilities. The change in operating assets was driven by the reduction in retained interests in finance receivables sold and a reduction in finance receivables held for sale in 2010, which resulted from the adoption of ASU 2009-16.

        Net cash used by investing activities was $419.8 million for the year ended December 31, 2011, compared with $793.9 million for the year ended December 31, 2010. The change in net cash used by investing activities was primarily the result of the 2010 net increase in finance receivables held for investment, which resulted from the adoption of ASU 2009-16. The guidance specifies that the finance receivable transactions on or subsequent to January 1, 2010 under our revolving sale agreement be included in our balance sheet. In addition, we spent $165.9 million more on acquisitions and $6.9 million more on capital items in 2011 compared with 2010. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Net cash provided by financing activities was $93.0 million for the year ended December 31, 2011, compared with $81.0 million for the year ended December 31, 2010. The change in net cash provided by financing activities was attributable to the $520.1 million increase in obligations collateralized by finance receivables in 2010, which resulted from the adoption of ASU 2009-16 as discussed above, partially offset by payments on debt in 2010, primarily with proceeds from our initial public offering. In addition, the change in net cash provided by financing activities was impacted by the 2011 extinguishment of the Old Term Loan B credit facility, as the proceeds from New Term Loan B, as well as cash on hand, were used to pay all principal outstanding and interest due under the 2007 Credit Agreement and to pay the principal and net premiums related to the repurchase of our fixed senior notes and our senior subordinated notes.

Capital Expenditures

        Capital expenditures for the years ended December 31, 2011 and 2010 approximated $85.8 million and $78.9 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $90 million for fiscal year 2012. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Acquisitions

        In August 2011, ADESA entered into an Agreement and Plan of Merger (the "Merger Agreement") with OPENLANE, Inc. ("OPENLANE"). In October 2011, we completed the acquisition of OPENLANE, which became a wholly owned subsidiary of ADESA. OPENLANE is a North American online automotive auction company that provides a market for online buyers and sellers of wholesale vehicles. OPENLANE offers its comprehensive remarketing solutions to auto manufacturers, captive finance companies, lease and daily rental companies, used vehicle dealers, financial institutions and wholesale auto auctions throughout the United States and Canada.

        As a result of the merger and pursuant to the terms of the Merger Agreement, each outstanding share of OPENLANE common stock and preferred stock (other than those shares of common stock or preferred stock held by OPENLANE) was converted into the right to receive an amount in cash as set forth in the Merger Agreement. The value of the cash consideration payable in the merger was $208.4 million plus approximately $35 million for excess cash on OPENLANE's balance sheet at the closing of the merger. We funded the cash consideration paid at closing with a combination of approximately $98.4 million of existing cash on-hand and borrowings of approximately $145 million from our revolving credit facility. We utilized approximately $35 million of acquired cash to immediately repay a portion of the borrowings on the revolving credit facility. In addition, we entered into operating lease obligations related to various facilities through 2017. Initial annual lease payments for the various facilities are approximately $1.6 million per year. Financial results for the acquisition have been included in our consolidated financial statements from the date of acquisition. In the fourth quarter of 2011, OPENLANE contributed revenue of $16.4 million and had a net loss of $2.7 million, or $0.02 per diluted share.

        During 2011, we completed the acquisitions of a company that auctions heavy machinery, a company that develops satellite-based, GPS technology for advanced vehicle tracking and a salvage facility. The purchase agreements included contingent payments related to financial results and business deployments subsequent to the purchase date. The purchased assets included fixed assets, software, inventory, accounts receivable and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

        The aggregate purchase price for the businesses acquired in 2011, net of cash, was approximately $214.0 million, which includes estimated contingent payments with a present value of $0.4 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $0.4 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $94.7 million to intangible assets, representing the fair value of acquired customer relationships, tradenames, software and noncompete agreements, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $123.6 million. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's statement of operations.

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. We made contingent payments in 2011, 2010 and 2009 totaling approximately $1.8 million, $2.0 million and $1.6 million, respectively, pursuant to these agreements, which resulted in additional goodwill. In addition, in 2011, we reversed contingent consideration of approximately $4.6 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met. The net $4.6 million of contingent consideration adjustments were recorded to "Other (income) expense, net" in the consolidated statement of income.

Contractual Obligations

        The table below sets forth a summary of our contractual debt and operating lease obligations as of December 31, 2011. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2011 (in millions) :

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
New $250 million revolving credit facility(a)	$68.9	$68.9	$—	$—	$—
New term loan B(a)	1,691.5	17.0	34.0	34.0	1,606.5
Floating rate senior notes due 2014(a)	150.0	—	150.0	—	—
Capital lease obligations(b)	30.2	12.1	16.7	1.4	—
Interest payments relating to long-term debt(c)	465.3	93.3	177.3	164.3	30.4
Postretirement benefit payments(d)	0.4	0.1	0.1	0.1	0.1
Operating leases(e)	882.8	82.1	149.6	131.0	520.1

Total contractual cash obligations	$3,289.1	$273.5	$527.7	$330.8	$2,157.1

(a)
The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. Future capital lease obligations would change if we entered into additional capital lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate debt instruments were held constant at current rates due to their unpredictable nature.

(d)
Estimated future benefit payments for certain health care and death benefits for the retired employees of Underwriters Salvage Company, or USC. IAA assumed the obligation in connection with the acquisition of the capital stock of USC in 1994.

(e)
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

        We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2011, which are included in this Annual Report on Form 10-K.

Uncollectible Receivables and Allowance for Credit Losses and Doubtful Accounts

        We maintain an allowance for credit losses and doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowances for credit losses and doubtful accounts are based on management's evaluation of the receivables portfolio under current economic conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings.

        Due to the nature of our business, substantially all trade receivables are due from vehicle dealers, salvage buyers, institutional customers and insurance companies. We generally have possession of vehicles or vehicle titles collateralizing a significant portion of these receivables. At the auction sites, risk is mitigated through a pre-auction registration process that includes verification of identification, bank accounts, dealer license status, acceptable credit history, buying history at other auctions and the written acceptance of all of the auction's policies and procedures.

        AFC's allowance for credit losses includes an estimate of losses for finance receivables. AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, which includes holding vehicle titles where permitted.

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

        In accordance with ASC 350, Intangibles-Goodwill and Other, we assess goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. In assessing goodwill, we must make assumptions regarding estimated future cash flows and earnings, changes in our business strategy and economic conditions affecting market valuations related to the fair values of our three reporting units (which consist of our three operating and reportable business segments: ADESA Auctions, IAA and AFC). In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

        The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

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

Self-Insurance Programs

        We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers' compensation claims. We have insurance coverage that limits the exposure on individual claims. We also have insurance coverage that limits the total exposure to overall automobile, general liability and workers' compensation claims. The cost of the insurance is expensed over the contract periods.

        We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. Trends in healthcare costs could have a significant impact on anticipated claims. If actual claims are higher than anticipated, our accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.

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

        We record our tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management's understanding of how the tax authorities view certain relevant industry and commercial matters. In accordance with ASC 740, Income Taxes, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We establish reserves when we believe that certain positions may not prevail if challenged by a taxing authority. We adjust these reserves in light of changing facts and circumstances.

New Accounting Standards

        In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We do not expect the adoption of ASU 2011-08 will have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We do not expect the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, these tax inefficiencies may adversely affect us. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation positively affected net income by approximately $1.9 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

        We are exposed to interest rate risk on borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the years ended December 31, 2011 or 2010.

        In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate New Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013.

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

        The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. As noted above, our interest rate swap agreement was terminated in May 2011, and our old interest rate cap agreement matured on June 30, 2011. At December 31, 2011, the aggregate fair value of the three interest rate caps was a $1.0 million asset recorded in "Other assets" on the consolidated balance sheet. At December 31, 2010, the fair value of the interest rate swap was a $16.6 million unrealized loss recorded in "Other accrued expenses" on the consolidated balance sheet, and the fair value of the old interest rate cap was a less than $0.1 million asset recorded in "Other current assets" on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. We were exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We only partially hedged our exposure to interest rate fluctuations on our old variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the year ended December 31, 2011 would have resulted in an increase in interest expense of approximately $5.0 million.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2011. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

        We have excluded OPENLANE, Inc. from our assessment of internal control over financial reporting as of December 31, 2011 because it was acquired on October 3, 2011. The total assets and total revenues of OPENLANE, Inc. represent 5.2% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. We continue to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

        KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2011, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT James P. Hallett Chief Executive Officer (Principal Executive Officer)
/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KAR Auction Services, Inc.:

        We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        As described in the accompanying management's report on internal control over financial reporting, management has excluded OPENLANE, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by KAR Auction Services, Inc. on October 3, 2011. We have also excluded OPENLANE, Inc. from our audit of internal control over financial reporting. Total assets and total revenues of OPENLANE, Inc. represent 5.2% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ KPMG LLP

Indianapolis, Indiana
February 28, 2012

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operating revenues
ADESA Auction Services	$1,017.4	$1,075.9	$1,088.5
IAA Salvage Services	700.1	610.4	553.1
AFC	168.8	136.3	93.9

Total operating revenues	1,886.3	1,822.6	1,735.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,035.2	1,007.3	1,001.5
Selling, general and administrative	389.4	375.2	366.3
Depreciation and amortization	179.8	171.3	172.4

Total operating expenses	1,604.4	1,553.8	1,540.2

Operating profit	281.9	268.8	195.3
Interest expense	143.1	141.4	172.6
Other (income) expense, net	(4.7)	(2.1)	(11.6)
Loss on extinguishment of debt	53.5	32.7	0

Income before income taxes	90.0	96.8	34.3
Income taxes	17.8	27.2	11.1

Net income	$72.2	$69.6	$23.2

Net income per share
Basic	$0.53	$0.52	$0.21

Diluted	$0.52	$0.51	$0.21

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$97.4	$119.1
Restricted cash	8.2	8.6
Trade receivables, net of allowances of $6.4 and $6.3	297.4	271.9
Finance receivables, net of allowances	132.7	126.2
Finance receivables securitized, net of allowances	741.5	635.7
Deferred income tax assets	37.5	40.8
Other current assets	58.5	52.4

Total current assets	1,373.2	1,254.7
Other assets
Goodwill	1,679.5	1,554.1
Customer relationships, net of accumulated amortization of $325.8 and $254.3	694.0	712.6
Other intangible assets, net of accumulated amortization of $139.5 and $98.0	305.9	269.8
Unamortized debt issuance costs	28.6	41.4
Other assets	11.2	11.9

Total other assets	2,719.2	2,589.8
Property and equipment, net of accumulated depreciation of $362.4 and $299.8	686.7	680.5

Total assets	$4,779.1	$4,525.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets (Continued)

(In millions, except share and per share data)

	December 31,
	2011	2010
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$367.8	$287.7
Accrued employee benefits and compensation expenses	57.7	57.2
Accrued interest	2.3	10.1
Other accrued expenses	71.7	88.8
Income taxes payable	0.5	2.9
Obligations collateralized by finance receivables	610.3	520.1
Current maturities of long-term debt	85.9	0

Total current liabilities	1,196.2	966.8
Non-current liabilities
Long-term debt	1,816.9	1,875.7
Deferred income tax liabilities	323.9	326.3
Other liabilities	98.9	111.6

Total non-current liabilities	2,239.7	2,313.6
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value: Authorized shares: 100,000,000 Issued shares: none	0	0
Common stock, $0.01 par value: Authorized shares: 400,000,000 Issued and outstanding shares: 136,271,358 (2011) 135,493,537 (2010)	1.4	1.4
Additional paid-in capital	1,406.4	1,381.6
Accumulated deficit	(92.7)	(164.9)
Accumulated other comprehensive income	28.1	26.5

Total stockholders' equity	1,343.2	1,244.6

Total liabilities and stockholders' equity	$4,779.1	$4,525.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Stockholders' Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	106.9	$1.1	$1,028.8	$(257.7)	$(21.5)	$750.7

Comprehensive income:
Net income				23.2		23.2
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives					4.6	4.6
Foreign currency translation					36.4	36.4
Unrealized loss on postretirement benefit obligation					(0.1)	(0.1)

Comprehensive income						64.1
Issuance of common stock	27.6	0.3	310.0			310.3
Stock-based compensation expense			16.4			16.4

Balance at December 31, 2009	134.5	$1.4	$1,355.2	$(234.5)	$19.4	$1,141.5

Comprehensive income:
Net income				69.6		69.6
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate derivatives					(4.8)	(4.8)
Foreign currency translation					12.0	12.0
Unrealized loss on postretirement benefit obligation					(0.1)	(0.1)

Comprehensive income						76.7
Issuance of common stock under stock plans	1.0		4.9			4.9
Stock-based compensation expense			19.8			19.8
Excess tax benefits from stock-based compensation			1.7			1.7

Balance at December 31, 2010	135.5	$1.4	$1,381.6	$(164.9)	$26.5	$1,244.6

Comprehensive income:
Net income				72.2		72.2
Other comprehensive income, net of tax:
Unrealized gain on interest rate derivatives					1.6	1.6
Early termination of swap agreement					9.0	9.0
Foreign currency translation					(9.0)	(9.0)

Comprehensive income						73.8
Issuance of common stock under stock plans	0.8		6.0			6.0
Stock-based compensation expense			17.0			17.0
Excess tax benefits from stock-based compensation			1.8			1.8

Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$72.2	$69.6	$23.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179.8	171.3	172.4
Provision for credit losses	8.3	13.8	3.2
Deferred income taxes	(3.5)	(2.3)	(8.8)
Amortization of debt issuance costs	10.1	13.7	13.5
Stock-based compensation	17.0	19.8	16.4
Contingent consideration adjustment	(4.6)	0	0
(Gain) loss on disposal of fixed assets	(0.2)	1.3	(0.3)
Loss on extinguishment of debt	53.5	32.7	0
Other non-cash, net	9.8	11.1	15.7
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	0	50.2	26.1
Retained interests in finance receivables sold	0	89.8	(46.4)
Trade receivables and other assets	1.5	(33.6)	38.5
Accounts payable and accrued expenses	(38.1)	30.2	(2.7)

Net cash provided by operating activities	305.8	467.6	250.8
Investing activities
Net increase in finance receivables held for investment	(120.1)	(669.0)	(10.6)
Acquisition of businesses, net of cash acquired	(214.6)	(48.7)	(5.5)
Purchases of property, equipment and computer software	(85.8)	(78.9)	(65.6)
Proceeds from the sale of property and equipment	0.3	2.0	7.9
Decrease in restricted cash	0.4	0.7	6.6

Net cash used by investing activities	(419.8)	(793.9)	(67.2)
Financing activities
Net (decrease) increase in book overdrafts	32.5	(16.7)	(23.0)
Net (decrease) increase in borrowings from lines of credit	68.9	0	(4.5)
Net increase in obligations collateralized by finance receivables	90.2	520.1	0
Proceeds from long-term debt	1,691.5	0	0
Payments for debt issuance costs/amendments	(30.6)	(1.3)	(5.7)
Payments on long-term debt	(1,153.1)	(103.3)	(250.0)
Payment for early extinguishment of debt	(600.7)	(317.4)	0
Payments on capital leases	(8.5)	(5.0)	(3.0)
Payments of contingent consideration and deferred acquisition costs	(3.9)	(2.0)	(1.6)
Initial net investment for interest rate caps	(1.1)	0	(1.3)
Proceeds from issuance of common stock, net of costs	0	0	310.3
Issuance of common stock under stock plans	6.0	4.9	0
Excess tax benefits from stock-based compensation	1.8	1.7	0

Net cash provided by financing activities	93.0	81.0	21.2
Effect of exchange rate changes on cash	(0.7)	0.5	0.7

Net increase (decrease) in cash and cash equivalents	(21.7)	(244.8)	205.5
Cash and cash equivalents at beginning of period	119.1	363.9	158.4

Cash and cash equivalents at end of period	$97.4	$119.1	$363.9

Cash paid for interest	$136.8	$129.4	$157.8
Cash paid for taxes, net of refunds	$36.5	$36.3	$18.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 1—Organization and Other Matters

        KAR Auction Services, Inc. was organized in the State of Delaware on November 9, 2006. We are a holding company that was organized for the purpose of consummating a merger with ADESA, Inc. and related transactions that resulted in ADESA and Insurance Auto Auction, Inc. becoming, directly or indirectly, subsidiaries of the Company. We had no operations prior to the merger transactions on April 20, 2007.

Defined Terms

        Unless otherwise indicated, the following terms used herein shall have the following meanings:

  •
  "we," "us," "our," "KAR Auction Services" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries unless the context otherwise requires;

  •
  "ADESA" refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries, including OPENLANE, Inc. ("OPENLANE", a wholly owned subsidiary of ADESA and its subsidiaries);

  •
  "AFC" refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA and its related subsidiaries;

  •
  "Axle LLC" refers to Axle Holdings II, LLC, which is owned by affiliates of certain of the Equity Sponsors (Kelso & Company and Parthenon), certain members or former members of IAA management and certain co-investors in connection with the acquisition of IAA in 2005. Axle LLC is the former ultimate parent company of IAA and is a holder of common equity interests in KAR LLC;

  •
  "Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

  •
  "2007 Credit Agreement" refers to the previous Credit Agreement, dated April 20, 2007, among KAR Auction Services, as the borrower, KAR LLC, as guarantor, the several lenders from time to time parties thereto and the administrative agent, the joint bookrunners, the co-documentation agents, the syndication agent and the joint lead arrangers named therein, as amended on June 10, 2009, October 23, 2009 and November 11, 2010. The 2007 Credit Agreement was terminated concurrently with our entry into the Credit Agreement described above;

  •
  "Credit Facility" refers to the $1.7 billion, six-year senior secured term loan facility and the $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement;

  •
  "Equity Sponsors" refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P., which collectively own through their respective affiliates a majority of the equity of KAR Auction Services;

  •
  "IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries; and

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 1—Organization and Other Matters (Continued)

  •
  "KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company.

Initial Public Offering

        KAR Auction Services' sold 25,000,000 shares of common stock in an initial public offering in December 2009. The offering resulted in gross proceeds of $300 million, before underwriters' discounts and offering expenses. In addition, in December 2009, the underwriters' exercised a portion of their overallotment option, and as a result an additional 2,656,050 shares of common stock were sold for gross proceeds of $31.9 million, before underwriters' discounts. As a result of the initial public offering and the underwriters' partial exercise of the overallotment option, we received net proceeds of $310.3 million, after deducting underwriter discounts of $19.1 million and additional offering-related expenses of $2.5 million.

        We used the $310.3 million of net proceeds from the initial public offering and overallotment option, together with $199.0 million of cash on hand, to (i) repay $250.0 million of our former senior secured term loan (Old Term Loan B) in December 2009, (ii) to repay $225.6 million of our 10% senior subordinated notes in January 2010, (iii) to pay $18.0 million of net premiums payable related to the notes repurchase in January 2010, (iv) to pay $5.2 million of amendment fees related to Old Term Loan B in December 2009, and (v) to pay $10.5 million of termination fees in December 2009 to our Equity Sponsors in connection with the termination of our financial advisory agreements with each of them.

Business and Nature of Operations

        As of December 31, 2011, we have a network of online whole car auctions and 69 ADESA whole car auction sites and 159 IAA salvage vehicle auction sites. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Our online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

        ADESA has the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 1—Organization and Other Matters (Continued)

        IAA is one of the two largest providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound logistics, inspections, evaluations, titling and settlement administrative services.

        AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 103 locations throughout North America at December 31, 2011. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, independent auctions and auctions affiliated with other auction networks.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of KAR Auction Services and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets and changes in self insurance reserves.

Business Segments

        Our operations are grouped into three operating segments: ADESA Auctions, IAA and AFC. The three operating segments also serve as our reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.

Derivative Instruments and Hedging Activity

        We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with ASC 815, Derivatives and Hedging. We currently use three interest rate caps that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We do not, however, enter into hedging contracts for trading or speculative purposes. The fair values of the interest rate derivatives are based on quoted

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

market prices for similar instruments from commercial banks. The fair value of the derivatives is recorded in "Other assets" or "Other liabilities" on the consolidated balance sheet based on the gain or loss position of the contracts and their remaining term. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in "Other comprehensive income." Gains and losses on the interest rate derivatives are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payment being hedged is recognized in earnings. We use the change in variable cash flows method to assess hedge effectiveness in accordance with ASC 815.

Foreign Currency Translation

        Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a loss of $0.9 million for the year ended December 31, 2011 and a gain of $1.1 million and $9.2 million for the years ended December 31, 2010 and 2009, respectively. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income (loss)."

Cash Equivalents

        All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

Restricted Cash

        AFC Funding Corporation, a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve of 1 percent of total receivables sold to the bank conduit facility as security for the receivables sold. Automotive Finance Canada, Inc. ("AFCI") is also required to maintain a cash reserve of 1 percent of total receivables sold to its securitization facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. AFC also maintains other cash reserves from time to time associated with its banking relationships. In addition, ADESA has cash reserves with a bank related to vendor purchases.

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

        Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

(generally 30 to 60 days). Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.

        Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

        Trade receivables and finance receivables are reported net of an allowance for doubtful accounts and credit losses. The allowances for doubtful accounts and credit losses are based on management's evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses. Prior to January 1, 2010, finance receivables held for sale were carried at lower of cost or fair value. Fair value was based upon estimates of future cash flows including estimates of anticipated credit losses. Estimated losses for receivables sold by AFC Funding Corporation to the bank conduit facility with recourse to AFC Funding Corporation (see Note 6) were recorded as an accrued expense.

Other Current Assets

        Other current assets consist of inventories, prepaid expenses, taxes receivable and notes receivable. The inventories, which consist of vehicles, supplies, and parts are accounted for on the specific identification method, and are stated at the lower of cost or market.

Goodwill

        Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Customer Relationships and Other Intangible Assets

        Customer relationships are amortized on a straight-line basis over the life determined in the valuation of the particular acquisition. Other intangible assets generally consist of tradenames, computer software and non-compete agreements, and if amortized, are amortized using the straight-line method. Tradenames with indefinite lives are not amortized and tradenames that have been assigned a

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

useful life are amortized over their estimated useful lives. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The lives of other intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

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

Unamortized Debt Issuance Costs

        Debt issuance costs reflect the expenditures incurred in conjunction with Term Loan B, the senior notes, the senior subordinated notes, the bank credit facility and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized under the effective interest method over their respective lives to interest expense.

Other Assets

        Other assets consist of below market leases, deposits and other long-term assets.

Long-Lived Assets

        Management reviews our property and equipment, customer relationships and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on our current business strategy, expected growth rates and estimated future economic and regulatory conditions.

Accounts Payable

        Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $136.5 million and $104.0 million at December 31, 2011 and 2010, respectively.

Environmental Liabilities

        Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.

Revenue Recognition

ADESA Auction Services

        Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA's facilities or third party locations. ADESA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, ADESA records only its auction fees as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that ADESA receives for its services are generally a fixed amount. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed.

IAA Salvage Services

        Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight-line basis, and certain buyer-related fees, which are recognized when payment is received.

AFC

        AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables. Prior to January 1, 2010, AFC's net revenue was

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

comprised primarily of securitization income and interest and fee income less provisions for credit losses. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2011	2010	2009
Securitization income	$—	$—	$41.7
Interest and fee income	163.7	137.9	48.1
Other revenue	11.2	9.6	6.2
Provision for credit losses	(6.1)	(11.2)	(2.1)

	$168.8	$136.3	$93.9

Securitization income

        AFC generally sells its U.S. dollar denominated finance receivables through a revolving private securitization structure. As of January 1, 2010, our consolidated statement of income no longer reflects securitization income as a result of adopting Accounting Standards Update 2009-16. Additionally, we no longer record a gain on sale for securitization activity since finance receivables securitized no longer receive gain on sale treatment. Prior to January 1, 2010, securitization income was primarily comprised of the gain on sale of finance receivables sold, but also included servicing income, discount accretion, and any change in the fair value of the retained interest in finance receivables sold. Gains and losses on the sale of receivables were recognized upon transfer to the bank conduit facility. Interest expense related to the revolving sale agreement which was included in securitization income prior to January 1, 2010, is now included in "Interest expense" on the consolidated statement of income.

Interest and fee income

        Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. Dealers are also charged a fee to floorplan a vehicle ("floorplan fee") and extend the terms of the receivable ("curtailment fee"). AFC fee income including floorplan and curtailment fees is recognized over the life of the finance receivable.

Other revenue

        Previously, certain AFC fees collected from customers were netted against cost of services as well as certain selling, general and administrative expenses. Such fees included lot check fees, filing fees and postage fees, each of which are charged to and collected from AFC's customers. Beginning in 2011, these fees were included in revenue with the corresponding costs reflected in their respective expense categories resulting in an increase to "Other revenue" as well as the related expenses for all periods

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

presented. As a result, AFC's revenue, cost of services and selling, general and administrative expenses were revised as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	As Previously Reported	Revised	As Previously Reported	Revised
Revenue	$128.7	$136.3	$88.0	$93.9
Cost of services (exclusive of depreciation and amortization)	28.5	34.1	29.8	34.0
Selling, general and administrative	18.6	20.6	11.6	13.3

Loan origination costs

        Loan origination costs incurred by AFC in originating floorplan receivables are capitalized at the origination of the customer contract. Such costs for receivables retained are amortized over the estimated life of the customer contract. Costs associated with receivables sold prior to January 1, 2010 were included as a reduction in revenue.

Income Taxes

        We file federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

        In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Net Income per Share

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

Accounting for Stock-Based Compensation

        The Company accounts for stock-based compensation under ASC 718, Compensation—Stock Compensation. We recognize all stock-based compensation as expense in the financial statements and that cost is measured as the fair value of the award at the grant date for equity-classified awards, while liability-classified awards are remeasured each reporting period at fair value. We also consider estimated forfeitures in determining compensation expense. Additionally, in accordance with ASC 718, cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) are classified as financing cash flows.

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220) —Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We do not expect the adoption of ASU 2011-05 will have a material impact on the consolidated financial statements.

Reclassifications and Revisions

        Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Note 3—Acquisitions

2011 Acquisitions

        In August 2011, ADESA entered into an Agreement and Plan of Merger (the "Merger Agreement") with OPENLANE. In October 2011, we completed the acquisition of OPENLANE, which became a wholly owned subsidiary of ADESA. OPENLANE is a North American online automotive auction company that provides a market for online buyers and sellers of wholesale vehicles. OPENLANE offers its comprehensive remarketing solutions to auto manufacturers, captive finance companies, lease and daily rental companies, used vehicle dealers, financial institutions and wholesale auto auctions throughout the United States and Canada.

        As a result of the merger and pursuant to the terms of the Merger Agreement, each outstanding share of OPENLANE common stock and preferred stock (other than those shares of common stock or preferred stock held by OPENLANE) was converted into the right to receive an amount in cash as set

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 3—Acquisitions (Continued)

forth in the Merger Agreement. The value of the cash consideration payable in the merger was $208.4 million plus approximately $35 million for excess cash on OPENLANE's balance sheet at the closing of the merger. We funded the cash consideration paid at closing with a combination of approximately $98.4 million of existing cash on-hand and borrowings of approximately $145 million from our revolving credit facility. We utilized approximately $35 million of acquired cash to immediately repay a portion of the borrowings on the revolving credit facility. In addition, we entered into operating lease obligations related to various facilities through 2017. Initial annual lease payments for the various facilities are approximately $1.6 million per year. Financial results for the acquisition have been included in our consolidated financial statements from the date of acquisition. In the fourth quarter of 2011, OPENLANE contributed revenue of $16.4 million and had a net loss of $2.7 million, or $0.02 per diluted share.

        During 2011, we completed the acquisitions of a company that auctions heavy machinery, a company that develops satellite-based, GPS technology for advanced vehicle tracking and a salvage facility. The purchase agreements included contingent payments related to financial results and business deployments subsequent to the purchase date. The purchased assets included fixed assets, software, inventory, accounts receivable and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

        The aggregate purchase price for the businesses acquired in 2011, net of cash, was approximately $214.0 million, which includes estimated contingent payments with a present value of $0.4 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $0.4 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $94.7 million to intangible assets, representing the fair value of acquired customer relationships, tradenames, software and noncompete agreements, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $123.6 million. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's statement of operations.

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. We made contingent payments in 2011, 2010 and 2009 totaling approximately $1.8 million, $2.0 million and $1.6 million, respectively, pursuant to these agreements, which resulted in additional goodwill. In addition, in 2011, we reversed contingent consideration of approximately $4.6 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met. The net $4.6 million of contingent consideration adjustments were recorded to "Other (income) expense, net" in the consolidated statement of income.

2010 Acquisitions

        During the fourth quarter of 2010 the Company completed the acquisition of six used vehicle auctions, two processors of charity donation vehicles which are primarily sold through salvage operations, a loan servicing company focused on servicing loans made by automobile lenders and a company focused on remarketing repossessed vehicles for credit unions. The various purchase agreements included contingent payments related to revenues or unit volumes subsequent to the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 3—Acquisitions (Continued)

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

        The aggregate purchase price for the businesses acquired in 2010 was approximately $59.4 million, which includes estimated contingent payments with a present value of $10.7 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $11.1 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $27.9 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and noncompete agreements which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $26.2 million. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's balance sheet and statement of income.

Note 4—Stock-Based Compensation Plans

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

        The compensation cost that was charged against income for all stock-based compensation plans was $17.0 million, $19.8 million and $16.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and the total income tax benefit recognized in the consolidated statement of income for options was approximately $6.1 million, $6.6 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2011, 2010 or 2009. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2011	2010	2009
Service options	$1.2	$0.3	$7.8
Exit options	15.9	18.0	0.2
KAR LLC profit interests	0.3	1.6	4.2
Axle LLC profit interests	(0.4)	(0.1)	4.2

Total	$17.0	$19.8	$16.4

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

Axle Holdings, Inc. Stock Incentive Plan

        Prior to the merger transactions, IAA was a subsidiary of Axle Holdings, Inc. ("Axle Holdings"), which in turn was a subsidiary of Axle LLC. Axle Holdings maintained the Axle Holdings, Inc. Stock Incentive Plan to provide equity incentive benefits to the IAA employees. Under the Axle Holdings plan, service options and exit options were awarded. The service options vested in three equal annual installments from the grant date based upon service with Axle Holdings and its subsidiaries. The exit options vested upon a change in equity control of Axle LLC. In connection with the completion of the merger transactions, approximately 5.8 million options (service and exit) to purchase shares of Axle Holdings, Inc. stock were converted into approximately 2.3 million options (service and exit) to purchase shares of KAR Auction Services; these converted options have the same terms and conditions as were applicable to the options to purchase shares of Axle Holdings, Inc. The fair value of the exchanged options for which service had been provided approximated $8.9 million and was included as part of the merger price. The converted options are included in the KAR Auction Services, Inc. service option table and exit option table below.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

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

*
Additional conditions to vesting: (ii) the price of the Company's common stock on the last trading day of a 90 consecutive trading day period must be greater than or equal to 85% of $16.01, $19.21, $22.41 or $25.62, respectively; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

  For purposes of determining the conditions to vesting, the "fair market value" of any share of Company common stock, on any date of determination, shall be the average for 90 consecutive trading days prior to such date of determination of the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.

        In May 2011, the vesting criteria for the first 25% of the exit options was met and as such 25% of the outstanding exit options became exercisable.

Axle LLC Profit Interests

        Axle LLC also maintained two types of profit interests, operating units and value units, which are held by certain designated employees of IAA. Upon an exit event as defined by the Axle LLC operating agreement, holders of the profit interests will receive a cash distribution from Axle LLC. The service requirement for the operating units was fulfilled during 2008 and as such the operating units are fully vested. The value units vest upon a change in equity control of Axle LLC. The number of value units eligible for distribution will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors' achievement of certain multiples on their original indirect equity investment in Axle Holdings subject to a minimum internal rate of return at the time of distribution. A total of 191,152 operating units and 382,304 value units are maintained by

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

Axle LLC and there were no changes to the terms and conditions of the units as a result of the merger transactions.

        The operating units are accounted for as liability awards and as such, compensation expense related to the operating units is recognized using the graded-vesting attribution method. For the years ended December 31, 2011 and 2010, $0.4 million and $0.1 million, respectively, of compensation expense for the Axle LLC operating units was reversed as the fair value of the operating units declined. Compensation expense for the year ended December 31, 2009 was $4.2 million. As of December 31, 2011, the Axle LLC operating units were fully vested.

        The Company has not recorded compensation expense related to the value units and none will be recognized on the value units until it becomes probable that an exit event (specifically, a change in control) will occur.

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan

        We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is approximately 6.5 million. The Omnibus Plan provides for the grant of options, restricted stock, stock appreciation rights, other stock-based awards and cash based awards.

        In 2011, we granted approximately 1.3 million service options with a weighted average exercise price of $15.05 per share under the Omnibus Plan, and in 2010 we granted approximately 0.5 million service options with a weighted average exercise price of $12.90 per share. In addition, in 2010 we granted approximately 0.7 million exit options with an exercise price per share of $13.46 under the Omnibus Plan. The service and exit options have a ten year life and the service options vest in four equal annual installments, commencing on the first anniversary of the respective grant dates. The exit options contain the same vesting criteria as those noted below under the KAR Auctions Services, Inc. Stock Incentive Plan.

KAR Auction Services, Inc. Stock Incentive Plan

        The Company adopted the KAR Auction Services, Inc. Stock Incentive Plan ("the Plan") in May 2007. The Plan was intended to provide equity incentive benefits to the Company's employees. The maximum number of shares that were to be issued pursuant to awards under the Plan was approximately 7.9 million. The Plan provided for the grant of incentive stock options and non-qualified stock options and restricted stock. Awards granted since the adoption of the Plan were non-qualified stock options, and no further grants will be awarded under the Plan.

        The Plan provided two types of stock options: service-related options, which were to vest ratably in four annual installments from the date of grant based upon the passage of time, and performance-related "exit" options, which were generally to become exercisable upon a change in equity control of KAR LLC. Under the exit options, in addition to the change in equity control requirement, the number of options that vest were to be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors' achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to a minimum internal rate of return at the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

time of change in equity control. All vesting criteria was subject to continued employment with KAR LLC or affiliates thereof. Options were to be granted under the Plan at an exercise price of not less than the fair market value of a share of KAR Auction Services common stock on the date of grant and have a contractual life of ten years. In the event of a change in control, any unvested options were to become fully vested and cashed out. In August 2007, we granted approximately 1.6 million service options and 4.9 million exit options, with an exercise price of $10 per share, under the Plan. In 2008, we granted approximately 0.2 million service options and 0.6 million exit options, with a weighted average exercise price of $16.47 per share. In 2009, we granted 0.2 million service options and 0.5 million exit options, with an exercise price of $10 per share.

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

*
Additional conditions to vesting: (ii) the price of the Company's common stock on the last trading day of a 90 consecutive trading day period must be greater than or equal to 85% of $20.00, $25.00, $30.00 or $35.00, respectively; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

  For purposes of determining the conditions to vesting, the "fair market value" of any share of Company common stock, on any date of determination, shall be the average for 90 consecutive trading days prior to such date of determination of the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

        The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2011:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	2,736,473	$9.61
Granted	1,263,676	15.05
Exercised	(729,273)	7.56
Forfeited	(12,042)	12.34
Cancelled	(1,241)	13.32

Outstanding at December 31, 2011	3,257,593	$12.17	7.4 years	$7.0

Exercisable at December 31, 2011	1,632,301	$9.78	5.5 years	$6.5

        The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2011. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $13.50 on December 30, 2011. The total intrinsic value of service options exercised during the year ended December 31, 2011 was $7.2 million. The fair value of all vested and exercisable service options at December 31, 2011, 2010 and 2009 was $22.0 million, $30.9 million and $44.5 million, respectively.

        We recognized compensation expense for the service options of approximately $1.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. In accordance with ASC 718, we determined the fair value of all outstanding service options in 2009, at the date of the modification (December 10, 2009), using the Black-Scholes option pricing model. The fair value of the modified service options was approximately $19.6 million. We recognized compensation expense for the service options of approximately $7.8 million for the year ended December 31, 2009. Since the service options became fully vested in December 2009, we recorded the difference between the modified fair value of the awards and the cumulative compensation expense previously recognized. As of December 31, 2011, there was approximately $6.4 million of unrecognized compensation expense related to nonvested service options.

        With the exception of the period of time between February 2009 and December 10, 2009, service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service period, using the straight-line attribution method. The weighted average fair value of the service options granted was $4.69 per share, $4.07 per share and $3.22 per share for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average fair value of all service options modified on December 10, 2009 was $6.09 per share. The fair value of service options granted, as well

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

as service options modified on December 10, 2009, was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2011	2010	2009
Risk-free interest rate	0.625% - 1.69%	0.805% - 1.81%	0.32% - 2.205%
Expected life	4 years	4 years	1 - 5 years
Expected volatility	38.0%	38.0%	38.0%
Dividend yield	0%	0%	0%

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

        Expected volatility—Actual changes in the market value of stock are used to calculate the volatility assumption. Based on the Company's limited time as a publicly traded company, the expected volatility used was determined based on a combination of historical volatility, the volatility of selected comparable companies and other relevant factors. An increase in the expected volatility will increase compensation expense.

        Dividend yield—This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.

        The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2011:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	6,490,207	$10.50
Granted	—	N/A
Exercised	(33,671)	6.79
Forfeited	(153,150)	11.80
Cancelled	—	N/A

Outstanding at December 31, 2011	6,303,386	$10.49	6.0 years	$20.1

Exercisable at December 31, 2011	117,381	$6.69	3.9 years	$0.8

        The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2011. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $13.50 on December 30, 2011. The total intrinsic value of exit

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

options exercised during the year ended December 31, 2011 was $0.4 million. The fair value of all vested and exercisable exit options at December 31, 2011 was $1.6 million.

        The requisite service period and the fair value of the exit options granted in 2010 and at the date of the modification were developed in consultation with independent valuation specialists. The weighted average fair value of exit options granted in 2010 was $7.89 per share. The weighted average fair value of all exit options modified on December 10, 2009 was $6.96 per share, and the fair value of the modified exit options was approximately $10.4 million. The time horizons over which our stock price is projected to achieve the market conditions noted in the above tables ranges from 1.2 years to 3.9 years. As a result, compensation expense will be recognized over the derived service periods ranging from 1.2 years to 3.9 years. We recognized compensation expense for these exit options of approximately $15.9 million, $18.0 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was approximately $10.7 million of total unrecognized compensation expense related to the nonvested exit options.

KAR LLC Profit Interests

        Prior to December 10, 2009, KAR LLC owned 100% of the outstanding shares of KAR Auction Services. The KAR LLC operating agreement provides for profit interests in KAR LLC to be granted and held by certain designated employees of the Company. Upon an exit event as defined by the KAR LLC operating agreement, and at any other time determined by the board, holders of the profit interests will receive a cash distribution from KAR LLC.

        Two types of profit interests were created by the KAR LLC operating agreement: (1) operating units, which vest in four equal installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which are eligible for distributions upon attaining certain performance hurdles. The service requirement for the operating units was fulfilled during 2011 and as such the operating units are fully vested. The number of value units eligible for distributions will be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors' achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to an internal rate of return minimum at the time of distribution.

        There were approximately 0.1 million operating units awarded and 0.4 million value units awarded to employees of the Company in June 2007 with a strike price equal to $100 for the profit interests. The following table summarizes the KAR LLC profit interests activity for the year ended December 31, 2011:

Profit Interests:	Operating Units	Value Units
Outstanding at January 1, 2011	121,046	363,139
Granted	—	—
Forfeited	—	—

Outstanding at December 31, 2011	121,046	363,139

        The grant date fair value of the operating units and value units was $36.90 and $45.21, respectively. The fair value of each operating unit was estimated on the date of grant using the Black-

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 4—Stock-Based Compensation Plans (Continued)

Scholes option pricing model. The fair value of each value unit was estimated on the date of grant using a lattice-based valuation model.

        The compensation expense of KAR LLC, which is for the benefit of Company employees, will result in a capital contribution from KAR LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the straight-line attribution method and resulted in $0.3 million, $1.6 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the KAR LLC operating units were fully vested.

        The Company has not recorded compensation expense related to the value units and none will be recognized until it becomes probable that the performance conditions associated with the value units will be achieved.

KAR Auction Services, Inc. Employee Stock Purchase Plan

        Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009 and the ESPP was implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at December 31, 2011, 883,656 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.

Note 5—Net Income Per Share

        The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$72.2	$69.6	$23.2

Weighted average common shares outstanding	136.0	134.9	108.0
Effect of dilutive stock options	1.8	1.0	0.1

Weighted average common shares outstanding and potential common shares	137.8	135.9	108.1

Net income per share
Basic	$0.53	$0.52	$0.21

Diluted	$0.52	$0.51	$0.21

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 5—Net Income Per Share (Continued)

        Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 0.9 million, 0.6 million and 0.6 million options were excluded from the calculation of diluted net income per share for the years ended December 31, 2011, 2010 and 2009, respectively. Total options outstanding at December 31, 2011, 2010 and 2009 were 9.6 million, 9.2 million and 9.2 million, respectively.

Note 6—Allowance for Credit Losses and Doubtful Accounts

        The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2011	2010	2009
Allowance for Credit Losses
Balance at beginning of period	$9.7	$5.9	$6.3
Provision for credit losses	6.1	11.2	1.8
Recoveries	4.5	4.0	0.4
Less charge-offs	(11.3)	(11.4)	(2.8)
Other	—	—	0.2

Balance at end of period	$9.0	$9.7	$5.9

        AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries as well as an allowance for any further deterioration in the finance receivables after they were repurchased from the bank conduit facility in 2009. Additionally, an accrued liability of $2.4 million for the estimated losses for loans sold by AFC Funding was recorded at December 31, 2009. These loans were sold to a bank conduit facility with recourse to AFC Funding and came back on the balance sheet of AFC Funding at fair value when they became ineligible under the terms of the collateral arrangement with the bank conduit facility. The allowance for credit loss activity for 2009 does not include the losses incurred when receivables repurchased from the bank conduit facility were recorded at fair value as they came back on our balance sheet, which is discussed further in Note 7.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 6—Allowance for Credit Losses and Doubtful Accounts (Continued)

        The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2011	2010	2009
Allowance for Doubtful Accounts
Balance at beginning of period	$6.3	$6.9	$10.8
Provision for credit losses	2.2	2.6	1.1
Less net charge-offs	(2.1)	(3.2)	(5.0)

Balance at end of period	$6.4	$6.3	$6.9

        Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity.

        On April 26, 2011, AFC and AFC Funding Corporation entered into the Fourth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $450 million to $650 million and extended the facility's maturity date from April 20, 2012 to June 30, 2014. In addition, the interest costs for amounts borrowed increased approximately 0.5% and certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified.

        On May 24, 2011, Automotive Finance Canada, Inc. ("AFCI") entered into an Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's Canadian committed liquidity from C$75 million to C$100 million and extended the facility's maturity date from April 20, 2012 to June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit). The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables (Continued)

managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2011
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2011
Floorplan receivables	$877.6	$3.3	$6.8
Special purpose loans	5.6	0.3	—

Total receivables managed	$883.2	$3.6	$6.8

	December 31, 2010
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2010
Floorplan receivables	$765.0	$4.8	$7.4
Special purpose loans	6.6	0.8	—

Total receivables managed	$771.6	$5.6	$7.4

        The net credit losses for receivables held and sold approximated $25.4 million for the year ended December 31, 2009.

        AFC's allowance for losses was $9.0 million and $9.7 million at December 31, 2011 and December 31, 2010, respectively.

        As of December 31, 2011 and 2010, $877.6 million and $763.9 million, respectively, of finance receivables and a cash reserve of 1 percent of finance receivables securitized served as security for the $610.3 million and $520.1 million of obligations collateralized by finance receivables at December 31, 2011 and 2010, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At December 31, 2011, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables (Continued)

        The following table summarizes certain cash flows received from and paid to the special purpose subsidiaries (in millions):

	Year Ended December 31,
	2011	2010	2009
Proceeds from sales of finance receivables	N/A	N/A	$3,215.1
Servicing fees received	N/A	N/A	10.4
Proceeds received on retained interests in finance receivables sold	N/A	$89.8	84.5

        Prior to January 1, 2010, retained interests in finance receivables sold were classified as trading securities pursuant to ASC 320, Investments—Debt and Equity Securities, and carried at estimated fair value with gains and losses recognized in the consolidated statement of income. Fair value was based upon estimates of future cash flows, using assumptions that market participants would use to value such investments, including estimates of anticipated credit losses over the life of the finance receivables sold. The cash flows were discounted using a market discount rate. Our retained interests in finance receivables sold included a nominal interest only strip and amounted to $89.8 million at December 31, 2009. Sensitivities associated with our retained interests were insignificant at all periods presented due to the short-term nature of the asset.

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

Note 8—Goodwill and Other Intangible Assets

        Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2009	$826.6	$505.2	$196.3	$1,528.1
Increase for acquisition activity	8.8	16.4	0.6	25.8
Other	0.2	—	—	0.2

Balance at December 31, 2010	$835.6	$521.6	$196.9	$1,554.1
Increase for acquisition activity	123.6	1.8	—	125.4
Other	—	—	—	—

Balance at December 31, 2011	$959.2	$523.4	$196.9	$1,679.5

        Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. At December 31, 2010, there was $1,554.1 million of goodwill recorded on our consolidated balance

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 8—Goodwill and Other Intangible Assets (Continued)

sheet that was recorded as a result of the merger transactions, post merger acquisitions and contingent consideration related to prior year acquisitions. Goodwill increased in 2010 primarily as a result of current year acquisitions and contingent consideration related to prior year acquisitions. The goodwill resulting from the businesses acquired in 2010 is expected to be deductible for tax purposes. Goodwill increased in 2011 primarily as a result of current year acquisitions and contingent consideration related to prior year acquisitions. Most of the goodwill resulting from the businesses acquired in 2011 is not expected to be deductible for tax purposes.

        A summary of customer relationships is as follows (in millions):

		December 31, 2011			December 31, 2010
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	11 - 19	$1,019.8	$(325.8)	$694.0	$966.9	$(254.3)	$712.6

        The decrease in customer relationships in 2011 was primarily related to the amortization of existing customer relationships and changes in the Canadian exchange rate, partially offset by an increase in customer relationships recorded in conjunction with 2011 acquisitions.

        A summary of other intangibles is as follows (in millions):

		December 31, 2011			December 31, 2010
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$197.1	$(2.5)	$194.6	$189.6	$—	$189.6
Computer software & technology	3 - 7	223.9	(118.8)	105.1	159.9	(81.7)	78.2
Covenants not to compete	1 - 5	24.4	(18.2)	6.2	18.3	(16.3)	2.0

Total		$445.4	$(139.5)	$305.9	$367.8	$(98.0)	$269.8

        Other intangibles increased in 2011 primarily as a result of computer software additions and acquisitions.

        We have acquired software by undertaking capital lease obligations. The software under the capital leases is amortized in a manner consistent with our policy for owned intangibles. The assets included above under the capital leases are summarized below (in millions):

	December 31,
Classes of Property	2011	2010
Computer software	$2.7	$—
Accumulated amortization	(0.5)	—

Capital lease assets	$2.2	$—

        Amortization expense for customer relationships and other intangibles was $108.1 million, $100.3 million and $90.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the next five years is $114.0 million for 2012, $100.0 million for 2013, $94.5 million for 2014, $85.4 million for 2015 and $80.3 million for 2016.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 9—Property and Equipment

        Property and equipment consisted of the following (in millions):

		December 31,
	Useful Lives (in years)
		2011	2010
Land		$260.7	$262.3
Buildings	3 - 40	224.8	220.3
Land improvements	1 - 20	130.4	126.2
Building and leasehold improvements	1 - 33	193.1	171.0
Furniture, fixtures and equipment	1 - 10	199.8	169.7
Vehicles	1 - 6	6.8	7.5
Construction in progress		33.5	23.3

		1,049.1	980.3
Accumulated depreciation		(362.4)	(299.8)

Property and equipment, net		$686.7	$680.5

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $71.7 million, $71.0 million and $82.3 million, respectively.

        We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above under the capital leases are summarized below (in millions):

	December 31,
Classes of Property	2011	2010
Furniture, fixtures and equipment	$38.0	$23.3
Accumulated depreciation	(13.4)	(8.6)

Capital lease assets	$24.6	$14.7

Note 10—Self Insurance and Retained Loss Reserves

        We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers' compensation claims. We have insurance coverage that limits the exposure on individual claims. We also have insurance coverage that limits the total exposure to overall automobile, general liability and workers' compensation claims. The cost of the insurance is expensed over the contract periods. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. Accrued medical benefits and workers' compensation expenses are included in "Accrued employee benefits and compensation expenses" while accrued automobile and general liability expenses are included in "Other accrued expenses."

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 10—Self Insurance and Retained Loss Reserves (Continued)

        The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$27.1	$26.1
Net payments	(49.2)	(46.9)
Expense	46.1	47.9

Balance at end of period	$24.0	$27.1

        Individual stop-loss coverage for medical benefits was $0.3 million in 2011 and $0.2 million in 2010. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile, general liability and workers' compensation claims was $0.5 million for both the 2011 and 2010 policy years. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $20.0 million for both the 2011and 2010 policy years.

Note 11—Long-Term Debt

        Long-term debt consisted of the following (in millions):

			December 31,
	Interest Rate	Maturity	2011	2010
Old Term Loan B	LIBOR + 2.75%	October 19, 2013	$—	$1,144.6
New Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	1,691.5	—
Old $250 million revolving credit facility	LIBOR + 2.75%	April 19, 2013	—	—
New $250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	68.9	—
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Senior notes	8.75%	May 01, 2014	—	450.0
Senior subordinated notes	10%	May 01, 2015	—	131.1
Canadian line of credit	CAD Prime + 1.5%		—	—

Total debt			1,910.4	1,875.7

Unamortized debt discount			(7.6)	—
Current portion of long-term debt			(85.9)	—

Long-term debt			$1,816.9	$1,875.7

        The weighted average interest rate on our variable rate debt was 4.9% and 3.2% at December 31, 2011 and 2010, respectively, and the weighted average interest rate on all borrowings was 4.9% and 5.0% at December 31, 2011 and 2010, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 11—Long-Term Debt (Continued)

Credit Facilities

        On May 19, 2011, we established a new $1.7 billion, six-year senior secured term loan facility (New Term Loan B in the table above) and a new $250 million, five-year senior secured revolving credit facility (New $250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011. Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the "2007 Credit Agreement"). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement; however, we incurred a non-cash loss on the extinguishment of the term loan under the 2007 Credit Agreement (Old Term Loan B in the table above) of $24.5 million representative of the write-off of certain unamortized debt issuance costs.

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

        New Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. New Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Payments commenced on September 30, 2011, and the balance is payable at maturity. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement.

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2011.

        New Term Loan B bears interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 11—Long-Term Debt (Continued)

Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on New Term Loan B was 5.0% at December 31, 2011. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company will also pay a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The fee may step down to 37.5 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.

        On December 31, 2011, $68.9 million was drawn on the new revolving credit facility, leaving $181.1 million available under the credit facility. There were no borrowings under the old revolving credit facility at December 31, 2010. In addition, we had related outstanding letters of credit in the aggregate amount of $28.5 million and $29.4 million at December 31, 2011 and December 31, 2010, respectively, which reduce the amount available for borrowings under the respective credit facilities. The $68.9 million of outstanding borrowings under the revolving credit facility have been classified as current debt as the Company intends to repay the outstanding borrowings within the next twelve months.

Senior Notes

        In 2007 we issued $450.0 million of 8 3/4% senior notes and $150.0 million of floating rate senior notes, both of which were due May 1, 2014. In addition, we issued $425.0 million of 10% senior subordinated notes due May 1, 2015. The floating rate notes were non-callable for two years, after which they became callable at a premium declining ratably to par at the end of year four. Interest on the floating rate notes is payable quarterly in arrears and commenced on August 1, 2007. The fixed rate notes were non-callable for three years, after which they were callable at a premium declining ratably to par at the end of year six. Interest on both the fixed rate notes and the senior subordinated notes was payable semi-annually in arrears, and commenced on November 1, 2007.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 11—Long-Term Debt (Continued)

notes of $29.0 million in the second quarter of 2011 representative of the net premiums payable related to the repurchase of the notes and the write-off of certain unamortized debt issuance costs.

        The remaining $150.0 million floating rate senior notes contain covenants that among other things, limit the issuance of additional indebtedness, the incurrence of liens, the repurchase of stock, making certain investments, the payment of dividends or other distributions, distributions from certain subsidiaries, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications set forth in the indenture.

Canadian Line of Credit

        In 2010, we increased the line of credit available to ADESA Canada from C$4 million to C$8 million. The line of credit bears interest at a rate equal to the Canadian prime rate plus 150 basis points. There were no borrowings under the Canadian line of credit at December 31, 2011 or 2010. There were related letters of credit outstanding totaling approximately C$2.2 million at December 31, 2011 and C$1.8 million at December 31, 2010, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.

Future Principal Payments

        At December 31, 2011 aggregate future principal payments on long-term debt are as follows (in millions):

2012	$85.9
2013	17.0
2014	167.0
2015	17.0
2016	17.0
Thereafter	1,606.5

$1,910.4

Note 12—Financial Instruments

        Our derivative activities are initiated within the guidelines of documented corporate risk management policies. We do not enter into any derivative transactions for speculative or trading purposes.

Interest Rate Risk Management

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 12—Financial Instruments (Continued)

variable rate New Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013. The unamortized portion of the $1.1 million investment is recorded in "Other assets" on the consolidated balance sheet and is being amortized over the remaining life of the interest rate caps to interest expense. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

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

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Aggregate $925 million notional interest rate caps (new)	Other assets	$1.0	Other assets	N/A	Other accrued expenses	$—	Other accrued expenses	N/A
$650 million notional interest rate swap	Other assets	N/A	Other assets	$—	Other accrued expenses	N/A	Other accrued expenses	$16.6
$250 million notional interest rate cap (old)	Other current assets	N/A	Other current assets	$—	Other accrued expenses	N/A	Other accrued expenses	$—

        The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in 2011, 2010 or 2009. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. At December 31, 2010, there was a

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 12—Financial Instruments (Continued)

net unrealized loss totaling $10.5 million, net of tax benefits of $6.4 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,			Year Ended December 31,
			Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	2011	2010		2011	2010
Aggregate $925 million notional interest rate caps (new)	$0.1	N/A	Interest expense	$—	N/A
$650 million notional interest rate swap	$2.1	$(7.9)	Interest expense	$(18.6)	$(12.6)
$250 million notional interest rate cap (old)	$0.3	$0.1	N/A	$—	$—

Concentrations of Credit Risk

        Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate derivatives. We maintain cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers, institutional sellers and insurance companies. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. We monitor the creditworthiness of customers to which we grant credit terms in the normal course of business. In the event of nonperformance by counterparties to financial instruments we are exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

Financial Instruments

        The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.

        The fair value of our notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the current rate offered to us for notes of similar maturities. As of December 31, 2011, the fair value of our notes receivable approximated the carrying value.

        As of December 31, 2011 and 2010, the estimated fair value of our long-term debt amounted to $1,831.0 million and $1,885.4 million, respectively. The estimates of fair value are based on the market prices for our publicly-traded debt as of December 31, 2011 and 2010. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 13—Leasing Agreements

        We lease property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2031. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with ASC 840, Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Other liabilities" on the consolidated balance sheet.

        We also lease furniture, fixtures and equipment under capital leases. The economic substance of the leases is that we are financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and liabilities. The capital lease liabilities are included in "Other accrued expenses" and "Other liabilities" on the consolidated balance sheet. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2011 are as follows (in millions):

	Operating Leases	Capital Leases
2012	$82.1	$12.1
2013	76.4	10.0
2014	73.2	6.7
2015	68.2	1.1
2016	62.8	0.3
Thereafter	520.1	—

	$882.8	$30.2

Less: interest portion of capital leases		2.9

Total		$27.3

        Total lease expense for the years ended December 31, 2011, 2010 and 2009 was $90.0 million, $88.0 million and $86.5 million, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 14—Income Taxes

        The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
Domestic	$26.0	$31.8	$(11.7)
Foreign	64.0	65.0	46.0

Total	$90.0	$96.8	$34.3

Income tax expense (benefit):
Current:
Federal	$(13.5)	$(0.3)	$(2.8)
Foreign	26.4	24.6	20.0
State	8.4	5.2	2.7

Total current provision	21.3	29.5	19.9

Deferred:
Federal	4.3	7.8	(2.2)
Foreign	(4.4)	(4.5)	(6.3)
State	(3.4)	(5.6)	(0.3)

Total deferred provision	(3.5)	(2.3)	(8.8)

Income tax expense	$17.8	$27.2	$11.1

        The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	1.2%	2.6%	6.9%
Reserves for tax exposures	(18.5)%	(0.7)%	(13.8)%
State NOL valuation allowance reversal	—	(3.9)%	—
International operations	0.5%	(5.1)%	(5.6)%
Stock-based compensation	—	0.5%	8.6%
Meals and entertainment	0.9%	0.9%	2.1%
Other, net	0.7%	(1.2)%	(0.8)%

Effective rate	19.8%	28.1%	32.4%

        During 2011, the effective rate benefited from the reversal of $18.6 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. During 2010, the effective rate benefited from lower tax rates in state and foreign jurisdictions, the release of tax reserves for uncertain tax positions due to the expiration of certain statute of limitations and the recognition of

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 14—Income Taxes (Continued)

previously unrecognized deferred tax assets. During 2009, the effective tax rate benefited from lower tax rates in foreign jurisdictions and the release of tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. The benefit was partially offset by the impact of nondeductible stock compensation expense.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2011	2010
Gross deferred tax assets:
Allowances for trade and finance receivables	$5.9	$6.0
Accruals and liabilities	32.2	31.8
Employee benefits and compensation	32.1	26.4
Interest rate swap	(0.1)	6.4
Net operating loss carryforwards	47.8	18.7
Investment basis difference	2.1	3.0
Foreign tax credit	2.0	2.7
Other	2.7	3.6

Total deferred tax assets	124.7	98.6

Deferred tax asset valuation allowance	(13.2)	(9.1)

Total	111.5	89.5

Gross deferred tax liabilities:
Property and equipment	(31.0)	(21.3)
Goodwill and intangible assets	(365.8)	(353.7)
Other	(1.1)	—

Total	(397.9)	(375.0)

Net deferred tax liabilities	$(286.4)	$(285.5)

        The gross tax benefit from state and federal net operating loss carryforwards expire as follows (in millions):

2012	$0.4
2013	0.7
2014	0.7
2015	1.5
2016	0.6
2017 to 2031	43.9

$47.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 14—Income Taxes (Continued)

        Undistributed earnings of our foreign subsidiaries were approximately $154.5 million at December 31, 2011. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, tax expense would need to be recognized at the U.S. statutory rate, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.

        We made federal income tax payments, net of federal income tax refunds, of $0.3 million and $5.3 million in 2011 and 2010, respectively. We received federal income tax refunds, net of federal income tax payments, of $2.8 million in 2009. State and foreign income taxes paid by us, net of refunds, totaled $36.2 million, $31.0 million and $21.6 million in 2011, 2010 and 2009, respectively.

        We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2011	2010
Balance at beginning of period	$25.9	$26.4
Increase in tax positions related to acquisitions	8.6	—
Increase in prior year tax positions	1.1	1.4
Decrease in prior year tax positions	(0.2)	(0.7)
Increase in current year tax positions	1.3	1.3
Settlements	(0.7)	(0.2)
Lapse in statute of limitations	(18.6)	(2.3)

Balance at end of period	$17.4	$25.9

        The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $9.5 million and $25.9 million at December 31, 2011 and 2010, respectively.

        We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $4.2 million, $3.4 million and $3.4 million in 2011, 2010 and 2009, respectively, associated with interest and penalties, net of tax.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 14—Income Taxes (Continued)

subject to examination by taxing authorities in the U.S., Canada, Australia and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2005.

        Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0 to $1 million decrease.

Note 15—Employee Benefit Plans

401(k) Plan

        We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. Throughout 2009 we matched 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Effective January 1, 2010, the matching policy was amended, and as a result the Company matched 50 percent of participant contributions up to 4%. Effective January 1, 2012, we will begin to match 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2011, 2010 and 2009 we contributed $3.4 million, $3.2 million and $6.6 million, respectively.

Postretirement Benefits

        IAA assumed the obligation for certain health care and death benefits for the retired employees of Underwriters Salvage Company ("USC") in connection with the acquisition of the capital stock of USC in 1994.

        We apply the applicable provisions of ASC 715, Compensation—Retirement Benefits. The guidance requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. ASC 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

        The net liability recognized in the balance sheet at December 31, 2011 and 2010 was $0.4 million and $0.5 million, respectively. The amounts recognized as a charge against accumulated other comprehensive income in 2011 and 2010 were $0.3 million and $0.4 million, respectively.

        Effective January 20, 1994, the date of the USC acquisition, IAA discontinued future participation for active employees. The contribution for 2012 is not expected to exceed $0.1 million.

Note 16—Commitments and Contingencies

        We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 16—Commitments and Contingencies (Continued)

ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.

        We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.1 million and $0.8 million at December 31, 2011 and December 31, 2010, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

IAA—Lower Duwamish Waterway

        On March 25, 2008, the United States Environmental Protection Agency, or EPA, issued a General Notice of Potential Liability (the "General Notice") pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway ("LDW") Superfund Site in Seattle, Washington. IAA operates a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA has advised IAA that, to date, it has sent out approximately 60 general notice letters

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 16—Commitments and Contingencies (Continued)

to other parties, and has sent Section 104(e) Requests to more than 250 other parties. A remedial investigation has been conducted for this site by some of the potentially responsible parties, who have also commenced a feasibility study pursuant to CERCLA. IAA is aware that certain authorities plan to bring Natural Resource Damage claims against potentially responsible parties. In the General Notice, the EPA informed IAA that it may be a potentially responsible party based on presently available information. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.

        In addition, the Washington State Department of Ecology is working with the EPA in relation to the LDW, primarily to investigate and address sources of potential contamination contributing to the LDW. IAA, the current Tukwila property owner and the former Tukwila property owner are currently in discussion with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAA submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements. Additional source control obligations, if any, are not expected to have a material impact on future recurring operating costs.

Note 17—Comprehensive Income

        The components of comprehensive income are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Net income	$72.2	$69.6	$23.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(9.0)	12.0	36.4
Unrealized gain (loss) on interest rate derivatives	1.6	(4.8)	4.6
Early termination of swap agreement	9.0	—	—
Unrealized loss on postretirement benefit obligation	—	(0.1)	(0.1)

Comprehensive income	$73.8	$76.7	$64.1

        The composition of "Accumulated other comprehensive income" at December 31, 2011, net of related tax effects, consisted of the net unrealized gain on the interest rate derivatives of $0.1 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $27.8 million. The composition of "Accumulated other comprehensive income" at December 31, 2010, net of related tax effects, consisted of the net unrealized loss on the interest rate derivatives of $10.5 million, a $0.2 million unrealized gain on post-retirement benefit obligation and a foreign currency translation gain of $36.8 million.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 18—Fair Value Measurements

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

  •
  Level 3—Unobservable inputs that are based on our assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include instruments for which the determination of fair value requires significant management judgment or estimation.

        The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caps	$1.0	$—	$1.0	$—
Liabilities:
Interest rate swap	N/A	N/A	N/A	N/A

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$16.6	$—	$16.6	$—

        Interest Rate Caps—Under the three interest rate cap agreements purchased in August 2011, we receive interest on a notional amount when one-month LIBOR exceeds 1.25%. These agreements effectively hedge a portion of the New Term Loan B credit facility. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.

        Interest Rate Swap—Under the interest rate swap agreement, we paid a fixed LIBOR rate on a notional amount and received a variable LIBOR rate which effectively hedged a portion of the Old

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 18—Fair Value Measurements (Continued)

Term Loan B credit facility. The fair value of the interest rate swap was based on quoted market prices for similar instruments from a commercial bank.

Note 19—Related Party Transactions

Financial Advisory Agreements

        The Equity Sponsors own the controlling interest in KAR LLC. Under the terms of the financial advisory agreements between the Equity Sponsors and KAR Auction Services, upon completion of the merger and contribution, we (1) paid the Equity Sponsors a total fee of $34.7 million and (2) commenced paying an annual financial advisory fee of $3.5 million, payable quarterly in advance to the Equity Sponsors (with the first such fee, prorated for the remainder of the then current quarter, paid at the closing of the merger), for services to be provided by each of the Equity Sponsors to us. In addition, we pay the Equity Sponsors travel expenses related to KAR Auction Services, pursuant to the terms contained in the financial advisory agreements. In connection with our initial public offering, we entered into a termination letter agreement with each of our Equity Sponsors (or their affiliates) pursuant to which the parties agreed to terminate the ongoing financial advisory fees described above. Pursuant to the terms of each such termination agreement, we paid the Equity Sponsors (or their affiliates) an aggregate fee of $10.5 million at the consummation of the initial public offering in December 2009. We paid the Equity Sponsors approximately $0.1 million and $0.2 million for travel expenses for the years ended December 31, 2011 and 2010, respectively, and $14.2 million related to the financial advisory fee and travel expenses for the year ended December 31, 2009.

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

Towing and Transportation Services

        In the ordinary course of business, we have received towing, transportation and recovery services from companies which are controlled by our chairman. Amounts paid to these companies were approximately $0.1 million, $1.1 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The transportation services were provided at terms consistent with those of other providers of similar services.

Note 20—Segment Information

        ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into three operating segments: ADESA Auctions, IAA and AFC, which also serve as our reportable business segments. None of our operating segments have been aggregated in our segment reporting. These reportable business segments offer different services and have fundamental differences in their operations.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 20—Segment Information (Continued)

        ADESA Auctions encompasses all physical and online wholesale auctions throughout North America (U.S., Canada and Mexico). ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.

        IAA encompasses all salvage auctions throughout North America (U.S. and Canada). IAA provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. As such, IAA relates to total loss vehicle remarketing, including auction services, remarketing, or make ready services. All are interrelated, synergistic elements along the total loss vehicle remarketing chain.

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

        The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain information technology costs allocated by the holding company.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 20—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the year ended December 31, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,017.4	$700.1	$168.8	$—	$1,886.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	582.3	415.3	37.6	—	1,035.2
Selling, general and administrative	219.6	82.3	22.1	65.4	389.4
Depreciation and amortization	88.1	65.8	24.7	1.2	179.8

Total operating expenses	890.0	563.4	84.4	66.6	1,604.4

Operating profit (loss)	127.4	136.7	84.4	(66.6)	281.9
Interest expense	1.0	2.1	12.0	128.0	143.1
Other (income) expense, net	0.3	(5.3)	—	0.3	(4.7)
Loss on extinguishment of debt	—	—	—	53.5	53.5
Intercompany expense (income)	52.4	38.3	(14.4)	(76.3)	—

Income (loss) before income taxes	73.7	101.6	86.8	(172.1)	90.0
Income taxes	17.9	36.1	29.6	(65.8)	17.8

Net income (loss)	$55.8	$65.5	$57.2	$(106.3)	$72.2

Assets	$2,281.1	$1,177.7	$1,282.4	$37.9	$4,779.1

Capital expenditures	$45.5	$34.6	$5.7	$—	$85.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 20—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the year ended December 31, 2010 (in millions):

	ADESA Auctions	IAA	AFC		Holding Company	Consolidated
Operating revenues	$1,075.9	$610.4	$136.3	*	$—	$1,822.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	611.2	362.0	34.1	*	—	1,007.3
Selling, general and administrative	211.9	78.9	20.6	*	63.8	375.2
Depreciation and amortization	86.9	58.9	25.0		0.5	171.3

Total operating expenses	910.0	499.8	79.7		64.3	1,553.8

Operating profit (loss)	165.9	110.6	56.6		(64.3)	268.8
Interest expense	0.9	2.3	7.2		131.0	141.4
Other (income) expense, net	(1.0)	(1.3)	1.6		(1.4)	(2.1)
Loss on extinguishment of debt	—	—	—		32.7	32.7
Intercompany expense (income)	42.3	38.2	(11.7)		(68.8)	—

Income (loss) before income taxes	123.7	71.4	59.5		(157.8)	96.8
Income taxes	43.6	26.7	21.1		(64.2)	27.2

Net income (loss)	$80.1	$44.7	$38.4		$(93.6)	$69.6

Assets	$2,036.4	$1,188.9	$1,171.7		$128.0	$4,525.0

Capital expenditures	$44.3	$34.3	$0.3		$—	$78.9

*
AFC's revenues, cost of services and selling general and administrative expenses have been revised in the above table. For a description of the changes, reference the "Other Revenue" section in Note 2.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 20—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the year ended December 31, 2009 (in millions):

	ADESA Auctions	IAA	AFC		Holding Company	Consolidated
Operating revenues	$1,088.5	$553.1	$93.9	*	$—	$1,735.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	615.4	352.1	34.0	*	—	1,001.5
Selling, general and administrative	207.1	65.5	13.3	*	80.4	366.3
Depreciation and amortization	88.4	58.3	24.7		1.0	172.4

Total operating expenses	910.9	475.9	72.0		81.4	1,540.2

Operating profit (loss)	177.6	77.2	21.9		(81.4)	195.3
Interest expense	0.7	1.4	—		170.5	172.6
Other (income) expense, net	(2.4)	(2.4)	1.2		(8.0)	(11.6)
Intercompany expense (income)	28.9	36.2	(6.8)		(58.3)	—

Income (loss) before income taxes	150.4	42.0	27.5		(185.6)	34.3
Income taxes	56.0	16.2	8.4		(69.5)	11.1

Net income (loss)	$94.4	$25.8	$19.1		$(116.1)	$23.2

Assets	$1,989.6	$1,170.7	$654.1		$436.9	$4,251.3

Capital expenditures	$43.4	$20.6	$1.6		$—	$65.6

*
AFC's revenues, cost of services and selling general and administrative expenses have been revised in the above table. For a description of the changes, reference the "Other Revenue" section in Note 2.

Geographic Information

        Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions) :

	Year Ended December 31,
	2011	2010	2009
Operating revenues
U.S.	$1,563.9	$1,500.3	$1,448.5
Foreign	322.4	322.3	287.0

	$1,886.3	$1,822.6	$1,735.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 20—Segment Information (Continued)

	December 31,
	2011	2010
Long-lived assets
U.S.	$3,158.4	$3,008.3
Foreign	247.5	262.0

	$3,405.9	$3,270.3

        No single customer accounted for more than ten percent of our total revenues.

Note 21—Quarterly Financial Data (Unaudited)

        Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2011 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues*	$484.7	$472.7	$449.1	$479.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)*	264.5	254.4	247.3	269.0
Selling, general, and administrative expenses*	102.7	99.4	80.4	106.9
Depreciation and amortization	44.1	43.6	43.8	48.3

Total operating expenses	411.3	397.4	371.5	424.2

Operating profit	73.4	75.3	77.6	55.6
Interest expense	33.2	49.7	29.4	30.8
Other (income) expense, net	(0.6)	(6.7)	1.3	1.3
Loss on extinguishment of debt	—	53.5	—	—

Income (loss) before income taxes	40.8	(21.2)	46.9	23.5
Income taxes	1.0	(6.9)	14.7	9.0

Net income (loss)	$39.8	$(14.3)	$32.2	$14.5

Basic net income (loss) per share of common stock	$0.29	$(0.11)	$0.24	$0.11

Diluted net income (loss) per share of common stock	$0.29	$(0.11)	$0.23	$0.11

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 21—Quarterly Financial Data (Unaudited) (Continued)

2010 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues*	$460.3	$471.9	$447.2	$443.2

Operating expenses
Cost of services (exclusive of depreciation and amortization)*	257.4	253.1	243.0	253.8
Selling, general, and administrative expenses*	95.5	91.3	90.9	97.5
Depreciation and amortization	43.3	41.8	42.2	44.0

Total operating expenses	396.2	386.2	376.1	395.3

Operating profit	64.1	85.7	71.1	47.9
Interest expense	34.9	35.9	35.5	35.1
Other (income) expense, net	(2.9)	1.3	(1.1)	0.6
Loss on extinguishment of debt	25.3	—	—	7.4

Income before income taxes	6.8	48.5	36.7	4.8
Income taxes	(1.3)	19.9	11.1	(2.5)

Net income	$8.1	$28.6	$25.6	$7.3

Basic and diluted net income per share of common stock	$0.06	$0.21	$0.19	$0.05

*
Revenues, cost of services and selling general and administrative expenses have been adjusted in the above table. For a description of the changes, reference the "Other Revenue" section in Note 2. Revenue, cost of services and selling, general and administrative expenses increased by the following amounts for each of the quarterly periods noted:

2011 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$2.0	$2.1	$2.1	N/A
Cost of services (exclusive of depreciation and amortization)	1.4	1.6	1.6	N/A
Selling, general, and administrative expenses	0.6	0.5	0.5	N/A
2010 Quarter Ended
Operating revenues	$1.9	$1.9	$1.9	$1.9
Cost of services (exclusive of depreciation and amortization)	1.4	1.4	1.4	1.4
Selling, general, and administrative expenses	0.5	0.5	0.5	0.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information

        Our obligations related to the floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the "Guarantor Subsidiaries"). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the "Non-Guarantor Subsidiaries"). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

        The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$1,423.8	$462.5	$—	$1,886.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	876.0	159.2	—	1,035.2
Selling, general and administrative	4.3	330.1	55.0	—	389.4
Depreciation and amortization	—	155.3	24.5	—	179.8

Total operating expenses	4.3	1,361.4	238.7	—	1,604.4

Operating profit (loss)	(4.3)	62.4	223.8	—	281.9
Interest expense	69.5	59.4	14.2	—	143.1
Other (income) expense, net	—	(3.0)	(1.7)	—	(4.7)
Loss on extinguishment of debt	53.5	—	—	—	53.5
Intercompany expense (income)	—	(17.1)	17.1	—	—

Income (loss) before income taxes	(127.3)	23.1	194.2	—	90.0
Income taxes	(48.8)	(1.5)	68.1	—	17.8

Net income (loss)	$(78.5)	$24.6	$126.1	$—	$72.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues*	$—	$1,389.8	$432.8	$—	$1,822.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)*	—	847.0	160.3	—	1,007.3
Selling, general and administrative*	5.1	321.9	48.2	—	375.2
Depreciation and amortization	—	147.7	23.6	—	171.3

Total operating expenses	5.1	1,316.6	232.1	—	1,553.8

Operating profit (loss)	(5.1)	73.2	200.7	—	268.8
Interest expense	70.7	58.6	12.1	—	141.4
Other (income) expense, net	—	(1.2)	(0.9)	—	(2.1)
Loss on extinguishment of debt	32.7	—	—	—	32.7
Intercompany expense (income)	—	(17.9)	17.9	—	—

Income (loss) before income taxes	(108.5)	33.7	171.6	—	96.8
Income taxes	(44.1)	10.5	60.8	—	27.2

Net income (loss)	$(64.4)	$23.2	$110.8	$—	$69.6

*
Revenues, cost of services and selling general and administrative expenses have been adjusted in the above table. For a description of the changes, reference the "Other Revenue" section in Note 2.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2009
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues*	$—	$1,384.6	$350.9	$—	$1,735.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)*	—	852.3	149.2	—	1,001.5
Selling, general and administrative*	26.5	294.0	45.8	—	366.3
Depreciation and amortization	—	149.9	22.5	—	172.4

Total operating expenses	26.5	1,296.2	217.5	—	1,540.2

Operating profit (loss)	(26.5)	88.4	133.4	—	195.3
Interest expense	113.1	55.0	4.5	—	172.6
Other (income) expense, net	—	(10.5)	(1.1)	—	(11.6)
Intercompany expense (income)	—	(16.0)	16.0	—	—

Income (loss) before income taxes	(139.6)	59.9	114.0	—	34.3
Income taxes	(49.6)	22.3	38.4	—	11.1

Net income (loss)	$(90.0)	$37.6	$75.6	$—	$23.2

*
Revenues, cost of services and selling general and administrative expenses have been adjusted in the above table. For a description of the changes, reference the "Other Revenue" section in Note 2.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$68.3	$29.1	$—	$97.4
Restricted cash	—	—	8.2	—	8.2
Trade receivables, net of allowances	—	256.8	59.4	(18.8)	297.4
Finance receivables, net of allowances	—	5.5	127.2	—	132.7
Finance receivables securitized, net of allowances	—	—	741.5	—	741.5
Deferred income tax assets	—	37.5	—	—	37.5
Other current assets	1.5	49.9	7.1	—	58.5

Total current assets	1.5	418.0	972.5	(18.8)	1,373.2
Other assets
Investments in and advances to affiliates, net	2,475.5	285.5	130.8	(2,891.8)	—
Goodwill	—	1,674.8	4.7	—	1,679.5
Customer relationships, net of accumulated amortization	—	588.6	105.4	—	694.0
Other intangible assets, net of accumulated amortization	—	301.4	4.5	—	305.9
Unamortized debt issuance costs	23.5	—	5.1	—	28.6
Other assets	1.0	9.6	0.6	—	11.2

Total other assets	2,500.0	2,859.9	251.1	(2,891.8)	2,719.2
Property and equipment, net of accumulated depreciation	—	555.4	131.3	—	686.7

Total assets	$2,501.5	$3,833.3	$1,354.9	$(2,910.6)	$4,779.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$—	$351.7	$34.9	$(18.8)	$367.8
Accrued employee benefits and compensation expenses	—	52.8	4.9	—	57.7
Accrued interest	2.1	—	0.2	—	2.3
Other accrued expenses	0.4	61.5	9.8	—	71.7
Income taxes payable	—	0.5	—	—	0.5
Obligations collateralized by finance receivables	—	—	610.3	—	610.3
Current maturities of long-term debt	85.9	—	—	—	85.9

Total current liabilities	88.4	466.5	660.1	(18.8)	1,196.2
Non-current liabilities
Investments by and advances from affiliates, net	119.9	—	—	(119.9)	—
Long-term debt	995.4	821.5	—	—	1,816.9
Deferred income tax liabilities	—	300.2	23.7	—	323.9
Other liabilities	—	82.4	16.5	—	98.9

Total non-current liabilities	1,115.3	1,204.1	40.2	(119.9)	2,239.7
Commitments and contingencies
Stockholders' equity
Total stockholders' equity	1,297.8	2,162.7	654.6	(2,771.9)	1,343.2

Total liabilities and stockholders' equity	$2,501.5	$3,833.3	$1,354.9	$(2,910.6)	$4,779.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$99.3	$19.8	$—	$119.1
Restricted cash	—	—	8.6	—	8.6
Trade receivables, net of allowances	—	233.6	51.6	(13.3)	271.9
Finance receivables, net of allowances	—	7.6	118.6	—	126.2
Finance receivables securitized, net of allowances	—	—	635.7	—	635.7
Deferred income tax assets	1.5	39.3	—	—	40.8
Other current assets	1.2	47.5	3.7	—	52.4

Total current assets	2.7	427.3	838.0	(13.3)	1,254.7
Other assets
Investments in and advances to affiliates, net	2,472.6	292.2	82.3	(2,847.1)	—
Goodwill	—	1,550.1	4.0	—	1,554.1
Customer relationships, net of accumulated amortization	—	605.2	107.4	—	712.6
Other intangible assets, net of accumulated amortization	—	261.6	8.2	—	269.8
Unamortized debt issuance costs	41.4	—	—	—	41.4
Other assets	—	10.9	1.0	—	11.9

Total other assets	2,514.0	2,720.0	202.9	(2,847.1)	2,589.8
Property and equipment, net of accumulated depreciation	—	539.1	141.4	—	680.5

Total assets	$2,516.7	$3,686.4	$1,182.3	$(2,860.4)	$4,525.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet (Continued)
As of December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$—	$283.3	$17.7	$(13.3)	$287.7
Accrued employee benefits and compensation expenses	—	52.5	4.7	—	57.2
Accrued interest	9.9	—	0.2	—	10.1
Other accrued expenses	3.2	76.4	9.2	—	88.8
Income taxes payable	—	0.9	2.0	—	2.9
Obligations collateralized by finance receivables	—	—	520.1	—	520.1

Total current liabilities	13.1	413.1	553.9	(13.3)	966.8
Non-current liabilities
Investments by and advances from affiliates, net	75.2	—	—	(75.2)	—
Long-term debt	1,054.2	821.5	—	—	1,875.7
Deferred income tax liabilities	(4.9)	304.2	27.0	—	326.3
Other liabilities	16.6	88.4	6.6	—	111.6

Total non-current liabilities	1,141.1	1,214.1	33.6	(75.2)	2,313.6
Commitments and contingencies	—	—	—	—	—
Stockholders' equity
Total stockholders' equity	1,362.5	2,059.2	594.8	(2,771.9)	1,244.6

Total liabilities and stockholders' equity	$2,516.7	$3,686.4	$1,182.3	$(2,860.4)	$4,525.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$12.8	$251.9	$41.1	$—	$305.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	2.2	(122.3)	—	(120.1)
Acquisition of businesses, net of cash acquired	—	(214.6)	—	—	(214.6)
Purchases of property, equipment and computer software	—	(83.6)	(2.2)	—	(85.8)
Proceeds from the sale of property, equipment and computer software	—	0.3	—	—	0.3
Decrease (increase) in restricted cash	—	—	0.4	—	0.4

Net cash (used by) provided by investing activities	—	(295.7)	(124.1)	—	(419.8)
Financing activities
Net (decrease) increase in book overdrafts	—	28.1	4.4	—	32.5
Net (decrease) increase in borrowings from lines of credit	68.9	—	—	—	68.9
Net increase in obligations collateralized by finance receivables	—	—	90.2	—	90.2
Proceeds from long-term debt	1,691.5	—	—	—	1,691.5
Payments for debt issuance costs/amendments	(24.3)	(5.2)	(1.1)	—	(30.6)
Payments on long-term debt	(1,153.1)	—	—	—	(1,153.1)
Payments for early extinguishment of debt	(600.7)	—	—	—	(600.7)
Payments on capital leases	—	(8.0)	(0.5)	—	(8.5)
Payments of contingent consideration and deferred acquisition costs	—	(3.9)	—	—	(3.9)
Initial net investment for interest rate caps	(1.1)	—	—	—	(1.1)
Issuance of common stock under stock plans	6.0	—	—	—	6.0
Excess tax benefits from stock- based compensation	—	1.8	—	—	1.8

Net cash (used by) provided by financing activities	(12.8)	12.8	93.0	—	93.0
Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)

Net increase (decrease) in cash and cash equivalents	—	(31.0)	9.3	—	(21.7)
Cash and cash equivalents at beginning of period	—	99.3	19.8	—	119.1

Cash and cash equivalents at end of period	$—	$68.3	$29.1	$—	$97.4

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$417.1	$(105.5)	$156.0	$—	$467.6

Investing activities
Net decrease (increase) in finance receivables held for investment	—	5.6	(674.6)	—	(669.0)
Acquisition of businesses, net of cash acquired	—	(48.7)	—	—	(48.7)
Purchases of property, equipment and computer software	—	(75.6)	(3.3)	—	(78.9)
Proceeds from the sale of property, equipment and computer software	—	2.0	—	—	2.0
Decrease (increase) in restricted cash	—	3.7	(3.0)	—	0.7

Net cash (used by) provided by investing activities	—	(113.0)	(680.9)	—	(793.9)
Financing activities
Net (decrease) increase in book overdrafts	—	(17.1)	0.4	—	(16.7)
Net increase in obligations collateralized by finance receivables	—	—	520.1	—	520.1
Payments for debt issuance costs/amendments	(1.3)	—	—	—	(1.3)
Payments on long-term debt	(103.3)	—	—	—	(103.3)
Payments for early extinguishment of debt	(317.4)	—	—	—	(317.4)
Payments on capital leases	—	(4.6)	(0.4)	—	(5.0)
Payments of contingent consideration	—	(2.0)	—	—	(2.0)
Issuance of common stock under stock plans	4.9	—	—	—	4.9
Excess tax benefits from stock- based compensation	—	1.7	—	—	1.7

Net cash (used by) provided by financing activities	(417.1)	(22.0)	520.1	—	81.0
Effect of exchange rate changes on cash	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	—	(240.5)	(4.3)	—	(244.8)
Cash and cash equivalents at beginning of period	—	339.8	24.1	—	363.9

Cash and cash equivalents at end of period	$—	$99.3	$19.8	$—	$119.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

Note 22—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$(53.3)	$286.4	$17.7	$—	$250.8

Investing activities
Net decrease (increase) in finance receivables held for investment	—	8.0	(18.6)	—	(10.6)
Acquisition of businesses, net of cash acquired	—	(5.5)	—	—	(5.5)
Purchases of property, equipment and computer software	—	(62.6)	(3.0)	—	(65.6)
Proceeds from the sale of property and equipment	—	7.9	—	—	7.9
(Increase) decrease in restricted cash	—	(0.1)	6.7	—	6.6

Net cash (used by) provided by investing activities	—	(52.3)	(14.9)	—	(67.2)
Financing activities
Net increase (decrease) in book overdrafts	—	(19.7)	(3.3)	—	(23.0)
Net increase (decrease) in borrowings from lines of credit	—	—	(4.5)	—	(4.5)
Payments for debt issuance costs/amendments	(5.7)	—	—	—	(5.7)
Payments on long-term debt	(250.0)	—	—	—	(250.0)
Payments on capital leases	—	(2.5)	(0.5)	—	(3.0)
Payments of contingent consideration	—	(1.6)	—	—	(1.6)
Initial net investment for interest rate cap	(1.3)	—	—	—	(1.3)
Net proceeds from issuance of common stock	310.3	—	—	—	310.3

Net cash provided by (used by) financing activities	53.3	(23.8)	(8.3)	—	21.2
Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Net increase (decrease) in cash and cash equivalents	—	210.3	(4.8)	—	205.5
Cash and cash equivalents at beginning of period	—	129.5	28.9	—	158.4

Cash and cash equivalents at end of period	$—	$339.8	$24.1	$—	$363.9

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

Internal Control over Financial Reporting

        Management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related report of KPMG LLP, our independent registered public accounting firm, are included in Item 8, Financial Statements and Supplementary Data under the headings Management's Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Employment Agreement with James P. Hallett

        On February 27, 2012, KAR Auction Services, Inc. (the "Company") approved the terms of an employment agreement with James P. Hallett (the "Employment Agreement"), the Company's Chief Executive Officer. The employment period will continue until terminated pursuant to the terms of the Employment Agreement.

        Pursuant to the Employment Agreement, Mr. Hallett is entitled to an annual base salary of $816,000, and will be eligible to participate in The KAR Auction Services, Inc. Annual Incentive Plan and any other incentive programs (including equity-based incentive programs) available to executives of the Company. Mr. Hallett will also be entitled to an automobile allowance of at least $25,000 a year and will also receive standard benefits available to executives of the Company.

        In the event of Mr. Hallett's termination of employment by the Company without "cause" or by Mr. Hallett for "good reason," (each as defined in the Employment Agreement), Mr. Hallett will be entitled to receive, in addition to accrued benefits, cash severance equal to two times the sum of his (i) base salary and (ii) target bonus for the year in which termination occurs (which, for this purpose, will not be less than 100% of Mr. Hallett's base salary), payable in a lump sum. Mr. Hallett will also be entitled to a pro-rata bonus and payment of premiums attributable to maintaining his insurance coverage under COBRA for 18 months (subject to offset for subsequent employment). In addition, Mr. Hallett will be able to retain all of his Operating Units and Value Units. If any excise tax would be due under Section 4999 of the Code for any payments to Mr. Hallett, he will be entitled to a gross-up payment for the amount of such excise tax; provided, however, that if a reduction in the payments to

Mr. Hallett of less 10% of the original amount of such payments would avoid such an excise tax, the payments shall be so reduced.

        In the event that Mr. Hallett retires and provided such retirement is announced at least 12 months prior to his termination date and takes effect no earlier than the third anniversary of the effective date of the Employment Agreement, Mr. Hallett will be entitled to a pro-rata bonus and will be able to retain all of his Operating Units and Value Units.

        Mr. Hallett will be subject to post-termination non-competition and non-solicitation covenants and standard confidentiality provisions. The non-competition and non-solicitation provisions will expire 24 months following termination and shall not be applicable upon a termination due to retirement.

        A copy of the Employment Agreement is attached hereto as Exhibit 10.15 and is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of such exhibit.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 17, 2012, are as follows:

        Brian T. Clingen, 52, Chairman of the Board.    Mr. Clingen has been our Chairman of the Board since April 2007. Mr. Clingen also served as our Chief Executive Officer between April 2007 and September 2009. Mr. Clingen has served as a managing partner of BP Capital Management since 1998. Established in 1998, BP Capital Management manages private equity investments principally in the service and finance sectors. Prior to founding BP Capital Management, Mr. Clingen was Chief Financial Officer of Universal Outdoor between 1988 and 1996. Kelso invested in Universal Outdoor in 1993.

        James P. Hallett, 58, Chief Executive Officer and Director.    Mr. Hallett has been our Chief Executive Officer since September 2009. Mr. Hallett was President and Chief Executive Officer of ADESA between April 2007 and September 2009. Mr. Hallett previously served in the following positions between August 1996 and May 2005: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction.

        Thomas J. Caruso, 52, President and Chief Executive Officer of ADESA.    Mr. Caruso has been President and Chief Executive Officer of ADESA since September 2009. Mr. Caruso was Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.

        Thomas C. O'Brien, 58, Chief Executive Officer of IAA and Director.    Mr. O'Brien became Chief Executive Officer of IAA in November 2000. Mr. O'Brien also served as President of IAA from November 2000 to June 2011. Prior to joining IAA, Mr. O'Brien served as President of Thomas O'Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass

Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996. Mr. O'Brien is also a director of the Core Logic Corporation.

        Donald S. Gottwald, 45, President and Chief Executive Officer of AFC.    Mr. Gottwald has been President and Chief Executive Officer of AFC since January 2009. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and has served on the association's board of directors.

        Peter J. Kelly, 43, President and Chief Executive Officer of OPENLANE.    Mr. Kelly has been President and Chief Executive Officer of OPENLANE since February 2011. Previously, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of OPENLANE from May 2008 to February 2010. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2008.

        Eric M. Loughmiller, 52, Executive Vice President and Chief Financial Officer.    Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

        Rebecca C. Polak, 41, Executive Vice President, General Counsel and Secretary.    Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

        Benjamin Skuy, 49, Executive Vice President of International Markets and Strategic Initiatives.    Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

        David Vignes, 49, Executive Vice President of Enterprise Optimization.    Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to

2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line.

        Warren W. Byrd, 49, Executive Vice President of Corporate Development and Real Estate.    Mr. Byrd has been Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Code of Business Conduct and Ethics

        We have adopted the Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, we have adopted the Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial and accounting officer and such other persons who are designated by our board of directors. Both codes are available on our Web site at www.karauctionservices.com and available in print to any stockholder who requests it. Information on, or accessible through, our Web site is not part of this Form 10-K. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.

Controlled Company Exception

        KAR LLC controls a majority of the voting power of our outstanding common stock. The Equity Sponsors and management indirectly own through their investment in KAR LLC approximately 78% of our common stock. As a result, we are a "controlled company" within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NYSE corporate governance standards, including:

  •
  the requirement that a majority of the Board of Directors consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2012 Annual Meeting and such information will be incorporated by reference herein.

Equity Compensation Plan Information

        The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holder(s)	9,560,979	$11.08	4,046,979
Equity compensation plans not approved by security holders	—	—	—

Total	9,560,979	$11.08	4,046,979

(1)
Includes (a) service and exit options issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan and (c) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the time of the merger on April 20, 2007.

(2)
Awards issued post-merger by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $18.80. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $3.14 to $8.52.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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

    In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about KAR Auction Services, ADESA, IAA or other parties to the agreements.

    The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

    The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report not misleading. Additional information about KAR Auction Services may be found elsewhere in this Annual Report on Form 10-K and KAR Auction Services' other public filings, which are available without charge through the SEC's website at http://www.sec.gov. See Item 1, "Business—Available Information."

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Auction Services, Inc.
By:	/s/ JAMES P. HALLETT James P. Hallett Chief Executive Officer February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT James P. Hallett	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ DAVID J. AMENT David J. Ament	Director	February 28, 2012
/s/ KELLY J. BARLOW Kelly J. Barlow	Director	February 28, 2012
/s/ THOMAS J. CARELLA Thomas J. Carella	Director	February 28, 2012
/s/ BRIAN T. CLINGEN Brian T. Clingen	Chairman of the Board and Director	February 28, 2012
/s/ ROBERT M. FINLAYSON Robert M. Finlayson	Director	February 28, 2012

Signature	Title	Date

/s/ PETER R. FORMANEK Peter R. Formanek	Director	February 28, 2012
/s/ MICHAEL B. GOLDBERG Michael B. Goldberg	Director	February 28, 2012
/s/ SANJEEV MEHRA Sanjeev Mehra	Director	February 28, 2012
/s/ CHURCH M. MOORE Church M. Moore	Director	February 28, 2012
/s/ THOMAS C. O'BRIEN Thomas C. O'Brien	Director	February 28, 2012
/s/ GREGORY P. SPIVY Gregory P. Spivy	Director	February 28, 2012
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	February 28, 2012

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009
3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009
4.1a	Indenture, dated April 20, 2007 (the "Floating Senior Indenture"), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008
4.1b	Supplemental Indenture, dated December 26, 2007, to the Floating Senior Indenture	S-4	333-148847	4.4	1/25/2008
4.1c	Second Supplemental Indenture, dated January 22, 2008, to the Floating Senior Indenture	S-4	333-148847	4.9	1/25/2008
4.1d	Third Supplemental Indenture, dated May 6, 2008, to the Floating Senior Indenture	S-1/A	333-158666	4.12a	6/17/2009
4.1e	Fourth Supplemental Indenture, dated September 30, 2008, to the Floating Senior Indenture	S-1/A	333-158666	4.13a	6/17/2009
4.1f	Fifth Supplemental Indenture, dated March 26, 2009, to the Floating Senior Indenture	S-1/A	333-158666	4.14a	6/17/2009
4.1g	Sixth Supplemental Indenture, dated February 23, 2010, to the Floating Senior Indenture	S-1	333-166047	4.9a	4/13/2010
4.1h	Seventh Supplemental Indenture, dated July 27, 2010, to the Floating Senior Indenture	10-K	001-34568	4.1h	2/24/2011
4.1i	Eighth Supplemental Indenture, dated November 23, 2010, to the Floating Senior Indenture	10-K	001-34568	4.1i	2/24/2011

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Exchange and Registration Rights Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors as named in the respective Floating Senior Indenture, the Fixed Senior Indenture and Senior Subordinated Indenture, and Goldman, Sachs & Co., Bear Stearns & Co. Inc., UBS Securities LLC, and Deutsche Bank Securities Inc., as representatives of the several initial purchasers, for $150,000,000 Floating Rate Senior Notes due 2014, $450,000,000 8 3/4% Senior Notes due 2014 and $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.7	1/25/2008
4.3	Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008
4.4	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009
10.1	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011
10.2	Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011
10.4		Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010
10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009
10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thoma C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008
10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008
10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009
10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009
10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008
10.11a	*	Employment Agreement, dated July 13, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.16	1/25/2008
10.11b	*	Amendment to Employment Agreement, dated August 14, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and John Nordin	S-4	333-148847	10.17	1/25/2008
10.11c	*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011
10.12	*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010
10.13a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008
10.13b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009
10.14	*	Severance and Consulting Agreement, dated August 15, 2011, between Peter Kelly and ADESA, Inc.					X
10.15	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett					X

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009
10.16b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009					X
10.16c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009					X
10.16d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012					X
10.17a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009
10.17b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008
10.17c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008
10.18	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009
10.19a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008
10.19b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008
10.19c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008
10.19d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009					X
10.19f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011					X
10.20a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q/A	001-34568	10.20	1/17/2012
10.20b		Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 20, 2011					X
10.20c	^	Amendment No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated October 12, 2011					X
10.21	^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q/A	001-34568	10.22	1/17/2012
10.22a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008
10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008
10.23a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008
10.24a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008
10.25a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008
10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008
10.26a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008
10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008
10.27a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008
10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008
10.28a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008
10.29a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008
10.29b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008
10.30		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011
10.31	*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009
10.32a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009
10.32b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010
10.32c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010
10.33	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010
10.34	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010
10.35	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009
10.36	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009
10.37		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011

Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1		Subsidiaries of KAR Auction Services, Inc.					X
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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