Form 10-K/A
period 2009-12-31
KAR Auction Services, Inc.
filed 2012-04-20
CIK 1395942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-14887

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☒	Smaller reporting company ☐

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which report was filed with the Securities and Exchange Commission on February 25, 2010 (the “Original Report”), solely to replace Exhibit 10.35 as filed with the Original Report with Exhibit 10.35 filed with this Amendment.  The exhibit has been revised to disclose certain information that was originally redacted and subject to a confidential treatment order in connection with our application to renew the existing confidential treatment order for the remaining redacted information.

No other changes have been made to the Original Report other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed or re-furnished as of the date of this amended report and are included as exhibits hereto.

Item 15.            Exhibits, Financial Statement Schedules

a)              The following documents have been filed as part of this report or, where noted, incorporated by reference:

3)              Exhibits — the exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

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

KAR Auction Services, Inc.

Date: April 20, 2012	/S/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.35	Receivables Purchase Agreement, dated February 8, 2010, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.