Form 10-Q
period 2012-03-31
KAR Auction Services, Inc.
filed 2012-05-08
CIK 1395942

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

        As of April 30, 2012, 136,394,548 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

 KAR Auction Services, Inc.
Table of Contents

 PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues
ADESA Auction Services	$270.6	$268.3
IAA Salvage Services	189.4	175.9
AFC	46.9	40.5

Total operating revenues	506.9	484.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	269.4	264.5
Selling, general and administrative	114.1	102.7
Depreciation and amortization	48.6	44.1

Total operating expenses	432.1	411.3

Operating profit	74.8	73.4
Interest expense	30.3	33.2
Other (income) expense, net	0.1	(0.6)

Income before income taxes	44.4	40.8
Income taxes	18.4	1.0

Net income	$26.0	$39.8

Net income per share—basic and diluted	$0.19	$0.29

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$26.0	$39.8

Other comprehensive income
Foreign currency translation gain	5.8	8.1
Unrealized gain (loss) on interest rate deriviatives, net of tax of $0.2 and $1.1	(0.4)	1.6

Total other comprehensive income	5.4	9.7

Comprehensive income	$31.4	$49.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$125.2	$97.4
Restricted cash	7.1	8.2
Trade receivables, net of allowances of $6.5 and $6.4	391.2	297.4
Finance receivables, net of allowances of $9.1 and $9.0	858.5	874.2
Deferred income tax assets	37.5	37.5
Other current assets	56.5	58.5

Total current assets	1,476.0	1,373.2
Other assets
Goodwill	1,679.5	1,679.5
Customer relationships, net of accumulated amortization of $345.1 and $325.8	678.3	694.0
Other intangible assets, net of accumulated amortization of $153.9 and $139.5	300.0	305.9
Unamortized debt issuance costs	26.9	28.6
Other assets	9.9	11.2

Total other assets	2,694.6	2,719.2
Property and equipment, net of accumulated depreciation of $379.0 and $362.4	684.0	686.7

Total assets	$4,854.6	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$515.2	$367.8
Accrued employee benefits and compensation expenses	43.3	57.7
Accrued interest	2.6	2.3
Other accrued expenses	69.1	71.7
Income taxes payable	5.4	0.5
Obligations collateralized by finance receivables	586.0	610.3
Current maturities of long-term debt	17.0	85.9

Total current liabilities	1,238.6	1,196.2
Non-current liabilities
Long-term debt	1,813.0	1,816.9
Deferred income tax liabilities	319.7	323.9
Other liabilities	100.1	98.9

Total non-current liabilities	2,232.8	2,239.7
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2012: 136,301,435
December 31, 2011: 136,271,358	1.4	1.4
Additional paid-in capital	1,415.0	1,406.4
Accumulated deficit	(66.7)	(92.7)
Accumulated other comprehensive income	33.5	28.1

Total stockholders' equity	1,383.2	1,343.2

Total liabilities and stockholders' equity	$4,854.6	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders' Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2
Net income				26.0		26.0
Other comprehensive income, net of tax					5.4	5.4
Issuance of common stock under stock plans			0.3			0.3
Stock-based compensation expense			8.3			8.3

Balance at March 31, 2012	136.3	$1.4	$1,415.0	$(66.7)	$33.5	$1,383.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$26.0	$39.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.6	44.1
Provision for credit losses	3.8	3.2
Deferred income taxes	(4.6)	(2.9)
Amortization of debt issuance costs	1.8	3.4
Stock-based compensation	8.3	7.7
Contingent consideration adjustment	0.9	0
Gain on disposal of fixed assets	(0.1)	0
Other non-cash, net	1.5	2.9
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(92.8)	(130.4)
Accounts payable and accrued expenses	81.1	113.5

Net cash provided by operating activities	74.5	81.3
Investing activities
Net decrease in finance receivables held for investment	14.8	24.6
Acquisition of businesses, net of cash acquired	0	(4.3)
Purchases of property, equipment and computer software	(13.3)	(16.1)
Proceeds from the sale of property and equipment	0.1	0
Decrease in restricted cash	1.1	2.8

Net cash provided by investing activities	2.7	7.0
Financing activities
Net increase in book overdrafts	54.0	64.1
Net decrease in borrowings from lines of credit	(68.9)	0
Net decrease in obligations collateralized by finance receivables	(24.3)	(28.0)
Payments on long-term debt	(4.3)	0
Payments on capital leases	(3.2)	(1.1)
Payments of contingent consideration and deferred acquisition costs	(3.2)	(2.0)
Issuance of common stock under stock plans	0.3	1.1

Net cash (used by) provided by financing activities	(49.6)	34.1
Effect of exchange rate changes on cash	0.2	0.8

Net increase in cash and cash equivalents	27.8	123.2
Cash and cash equivalents at beginning of period	97.4	119.1

Cash and cash equivalents at end of period	$125.2	$242.3

Cash paid for interest	$27.1	$15.9
Cash paid for taxes, net of refunds	$16.6	$16.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

March 31, 2012 (Unaudited)

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

  •
  "IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries; and

  •
  "KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company, and owns a majority of our common stock.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments necessary, generally consisting of normal recurring accruals, for a fair statement of our financial results for the periods

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

        These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The 2011 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP.

Reclassifications and Revisions

        Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the past, certain AFC fees collected from customers were netted against cost of services as well as certain selling, general and administrative expenses. For the three months ended March 31, 2011, AFC's revenue, cost of services and selling, general and administrative expenses have been revised, resulting in an increase in revenue as well as the related expenses.

Business and Nature of Operations

        As of March 31, 2012, we have a network of online whole car auctions, 68 ADESA whole car auction sites and 160 IAA salvage vehicle auction sites. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, and which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Our online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

        ADESA has the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and salvage recovery services. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered.

        IAA is one of the two largest providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound and outbound transportation logistics, inspections, evaluations, salvage recovery services, titling and settlement administrative services.

        AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 103 locations throughout North America at March 31, 2012. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, independent auctions and auctions affiliated with other auction networks.

Note 2—New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the consolidated financial statements and we do not expect the adoption of ASU 2011-12 will have a material impact on the consolidated financial statements.

Note 3—Acquisitions

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. In the first quarter of 2012, we recorded contingent consideration of approximately $0.9 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met. The contingent consideration adjustment was recorded to "Other (income) expense, net" in the consolidated statement of income.

Note 4—Stock-Based Compensation Plans

        We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On February 29, 2012, we granted approximately 0.5 million service options with an exercise price of $16.07 per share under the Omnibus Plan. The service options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the grant date. The fair value of

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 4—Stock-Based Compensation Plans (Continued)

the service options granted on February 29, 2012 was $4.91. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with a risk free interest rate of 0.65%, an expected life of 4 years and expected volatility of 38%.

        Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR LLC and Axle LLC profit interests as liability awards. We have classified the KAR Auction Services, Inc. service and exit options as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2012	2011
Service options	$0.5	$0.1
Exit options	2.6	4.3
KAR LLC profit interests	2.7	1.9
Axle LLC profit interests	2.5	1.4

Total	$8.3	$7.7

        There is no income tax benefit associated with the KAR LLC and Axle LLC profit interests. The total income tax benefit recognized in the consolidated statement of income for options was approximately $1.1 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

Note 5—Net Income Per Share

        The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$26.0	$39.8

Weighted average common shares outstanding	136.3	135.6
Effect of dilutive stock options	2.2	1.5

Weighted average common shares outstanding and potential common shares	138.5	137.1

Net income per share—basic and diluted	$0.19	$0.29

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 5—Net Income Per Share (Continued)

        Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 1.4 million and 0.6 million options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2012 and 2011, respectively. Total options outstanding at March 31, 2012 and 2011 were 10.0 million and 9.2 million, respectively.

Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at March 31, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at March 31, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2012				December 31, 2011
	Principal Amount of:				Principal Amount of:
			Net Credit Losses Three Months Ended March 31, 2012	Net Credit Losses Three Months Ended March 31, 2011
(in millions)	Receivables	Receivables Delinquent			Receivables	Receivables Delinquent
Floorplan receivables	$862.0	$2.5	$2.9	$2.7	$877.6	$3.3
Special purpose loans	5.6	0.2	—	—	5.6	0.3

Total receivables managed	$867.6	$2.7	$2.9	$2.7	$883.2	$3.6

        AFC's allowance for losses was $9.1 million and $9.0 million at March 31, 2012 and December 31, 2011, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables (Continued)

        As of March 31, 2012 and December 31, 2011, $860.5 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $586.0 million and $610.3 million of obligations collateralized by finance receivables at March 31, 2012 and December 31, 2011, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2012, we were in compliance with the covenants in the securitization agreements.

Note 7—Long-Term Debt

        Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	March 31, 2012	December 31, 2011
Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	$1,687.2	$1,691.5
$250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	—	68.9
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Canadian line of credit	CAD Prime + 1.5%	Repayable upon demand	—	—

Total debt			1,837.2	1,910.4

Unamortized debt discount			(7.2)	(7.6)
Current portion of long-term debt			(17.0)	(85.9)

Long-term debt			$1,813.0	$1,816.9

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility (Term Loan B in the table above) and a $250 million, five-year senior secured revolving credit facility ($250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement dated as of May 19, 2011. The Credit Facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The interest rate on Term Loan B was 5.0% at March 31, 2012.

        There were no borrowings on the revolving credit facility at March 31, 2012, and at December 31, 2011 $68.9 million was drawn. In addition, we had related outstanding letters of credit in the aggregate amount of $24.8 million and $28.5 million at March 31, 2012 and December 31, 2011, respectively, which reduce the amount available for borrowings under the credit facility.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 7—Long-Term Debt (Continued)

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2012.

Fair Value of Debt

        As of March 31, 2012, the estimated fair value of our long-term debt amounted to $1,802.0 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of March 31, 2012. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 8—Derivatives

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013. The unamortized portion of the $1.1 million investment is recorded in "Other assets" on the consolidated balance sheet and is being amortized over the remaining life of the interest rate caps to interest expense. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

        ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC 815, we designated our interest rate derivatives as cash flow hedges. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from a commercial bank. The following table presents the fair value of our

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 8—Derivatives (Continued)

interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Aggregate $925 million notional interest rate caps	Other assets	$0.2	Other assets	$1.0	Other accrued expenses	$—	Other accrued expenses	$—

        The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first three months of 2012 or 2011. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At March 31, 2012, there was a net unrealized loss totaling $0.3 million, net of tax benefits of $0.2 million. At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

				Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)
			Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2012	2011		2012	2011
Aggregate $925 million notional interest rate caps	$(0.6)	N/A	Interest expense	$—	N/A
$650 million notional interest rate swap*	N/A	$2.5	Interest expense	N/A	$(3.1)
$250 million notional interest rate cap*	N/A	$0.2	N/A	N/A	$—

*
In May 2011, we de-designated our $650 million notional interest rate swap and entered into a swap termination agreement. Our $250 million notional interest rate cap matured on June 30, 2011.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 9—Commitments and Contingencies

        We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 10—Other Comprehensive Income

        Accumulated other comprehensive income, net of related tax effects, consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Foreign currency translation gain	$33.6	$27.8
Unrealized gain (loss) on interest rate derivatives	(0.3)	0.1
Unrealized gain on postretirement benefit obligation	0.2	0.2

Accumulated other comprehensive income	$33.5	$28.1

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

  •
  Level 3—Unobservable inputs that are based on our assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 11—Fair Value Measurements (Continued)

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

        The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caps	$0.2	$—	$0.2	$—

Description	December 31, 2011
Assets:
Interest rate caps	$1.0	$—	$1.0	$—

        Interest Rate Caps—Under the three interest rate cap agreements purchased in August 2011, we receive interest on a notional amount when one-month LIBOR exceeds 1.25%. These agreements effectively hedge a portion of the Term Loan B credit facility. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 12—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$270.6	$189.4	$46.9	$—	$506.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	148.0	111.4	10.0	—	269.4
Selling, general and administrative	66.7	19.7	5.3	22.4	114.1
Depreciation and amortization	25.0	17.1	6.1	0.4	48.6

Total operating expenses	239.7	148.2	21.4	22.8	432.1

Operating profit (loss)	30.9	41.2	25.5	(22.8)	74.8
Interest expense	0.3	0.4	3.7	25.9	30.3
Other (income) expense, net	(0.5)	0.7	—	(0.1)	0.1
Intercompany expense (income)	14.9	9.7	(4.1)	(20.5)	—

Income (loss) before income taxes	16.2	30.4	25.9	(28.1)	44.4
Income taxes	7.2	12.1	9.6	(10.5)	18.4

Net income (loss)	$9.0	$18.3	$16.3	$(17.6)	$26.0

Assets	$2,393.2	$1,171.1	$1,254.2	$36.1	$4,854.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 12—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$268.3	$175.9	$40.5	$—	$484.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	155.0	100.4	9.1	—	264.5
Selling, general and administrative	55.1	20.6	5.1	21.9	102.7
Depreciation and amortization	21.4	16.4	6.2	0.1	44.1

Total operating expenses	231.5	137.4	20.4	22.0	411.3

Operating profit (loss)	36.8	38.5	20.1	(22.0)	73.4
Interest expense	0.2	0.6	2.1	30.3	33.2
Other (income) expense, net	(0.3)	(0.3)	—	—	(0.6)
Intercompany expense (income)	13.2	9.6	(3.2)	(19.6)	—

Income (loss) before income taxes	23.7	28.6	21.2	(32.7)	40.8
Income taxes	(2.1)	9.4	6.2	(12.5)	1.0

Net income (loss)	$25.8	$19.2	$15.0	$(20.2)	$39.8

Assets	$2,210.3	$1,197.0	$1,143.0	$184.3	$4,734.6

Note 13—Supplemental Guarantor Information

        Our obligations related to the floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the "Guarantor Subsidiaries"). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the "Non-Guarantor Subsidiaries"). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income, statements of comprehensive income and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

        The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$391.5	$115.4	$—	$506.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	232.8	36.6	—	269.4
Selling, general and administrative	6.1	91.4	16.6	—	114.1
Depreciation and amortization	—	42.2	6.4	—	48.6

Total operating expenses	6.1	366.4	59.6	—	432.1

Operating profit (loss)	(6.1)	25.1	55.8	—	74.8
Interest expense	11.6	14.5	4.2	—	30.3
Other (income) expense, net	—	0.6	(0.5)	—	0.1
Intercompany expense (income)	—	(4.1)	4.1	—	—

Income (loss) before income taxes	(17.7)	14.1	48.0	—	44.4
Income taxes	(6.6)	8.2	16.8	—	18.4

Net income (loss)	$(11.1)	$5.9	$31.2	$—	$26.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$—	$375.3	$109.4	$—	$484.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	225.0	39.5	—	264.5
Selling, general and administrative	4.2	84.4	14.1	—	102.7
Depreciation and amortization	—	38.0	6.1	—	44.1

Total operating expenses	4.2	347.4	59.7	—	411.3

Operating profit (loss)	(4.2)	27.9	49.7	—	73.4
Interest expense	15.4	15.3	2.5	—	33.2
Other income, net	—	(0.2)	(0.4)	—	(0.6)
Intercompany expense (income)	—	(4.0)	4.0	—	—

Income (loss) before income taxes	(19.6)	16.8	43.6	—	40.8
Income taxes	(7.4)	(7.1)	15.5	—	1.0

Net income (loss)	$(12.2)	$23.9	$28.1	$—	$39.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income	$(11.1)	$5.9	$31.2	$—	$26.0

Other comprehensive income
Foreign currency translation gain	—	—	5.8	—	5.8
Unrealized gain (loss) on interest rate deriviatives, net of tax	(0.4)	—	—	—	(0.4)

Total other comprehensive income	(0.4)	—	5.8	—	5.4

Comprehensive income	$(11.5)	$5.9	$37.0	$—	$31.4

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income	$(12.2)	$23.9	$28.1	$—	$39.8

Other comprehensive income
Foreign currency translation gain	—	—	8.1	—	8.1
Unrealized gain (loss) on interest rate deriviatives, net of tax	1.6	—	—	—	1.6

Total other comprehensive income	1.6	—	8.1	—	9.7

Comprehensive income	$(10.6)	$23.9	$36.2	$—	$49.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of March 31, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$92.8	$32.4	$—	$125.2
Restricted cash	—	—	7.1	—	7.1
Trade receivables, net of allowances	—	327.5	85.9	(22.2)	391.2
Finance receivables, net of allowances	—	7.0	851.5	—	858.5
Deferred income tax assets	—	37.5	—	—	37.5
Other current assets	1.2	46.6	8.7	—	56.5

Total current assets	1.2	511.4	985.6	(22.2)	1,476.0
Other assets
Investments in and advances to affiliates, net	2,427.8	346.8	151.2	(2,925.8)	—
Goodwill	—	1,674.7	4.8	—	1,679.5
Customer relationships, net of accumulated amortization	—	572.9	105.4	—	678.3
Other intangible assets, net of accumulated amortization	—	296.8	3.2	—	300.0
Unamortized debt issuance costs	22.2	—	4.7	—	26.9
Other assets	0.3	9.0	0.6	—	9.9

Total other assets	2,450.3	2,900.2	269.9	(2,925.8)	2,694.6
Property and equipment, net of accumulated depreciation	—	551.0	133.0	—	684.0

Total assets	$2,451.5	$3,962.6	$1,388.5	$(2,948.0)	$4,854.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet (Continued)
As of March 31, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$—	$464.3	$73.1	$(22.2)	$515.2
Accrued employee benefits and compensation expenses	—	38.8	4.5	—	43.3
Accrued interest	2.4	—	0.2	—	2.6
Other accrued expenses	0.2	55.6	13.3	—	69.1
Income taxes payable	—	5.3	0.1	—	5.4
Obligations collateralized by finance receivables	—	—	586.0	—	586.0
Current maturities of long-term debt	17.0	—	—	—	17.0

Total current liabilities	19.6	564.0	677.2	(22.2)	1,238.6
Non-current liabilities
Investments by and advances from affiliates, net	153.9	—	—	(153.9)	—
Long-term debt	991.5	821.5	—	—	1,813.0
Deferred income tax liabilities	(0.2)	296.5	23.4	—	319.7
Other liabilities	—	83.2	16.9	—	100.1

Total non-current liabilities	1,145.2	1,201.2	40.3	(153.9)	2,232.8
Commitments and contingencies
Stockholders' equity
Total stockholders' equity	1,286.7	2,197.4	671.0	(2,771.9)	1,383.2

Total liabilities and stockholders' equity	$2,451.5	$3,962.6	$1,388.5	$(2,948.0)	$4,854.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$—	$68.3	$29.1	$—	$97.4
Restricted cash	—	—	8.2	—	8.2
Trade receivables, net of allowances	—	256.8	59.4	(18.8)	297.4
Finance receivables, net of allowances	—	5.5	868.7	—	874.2
Deferred income tax assets	—	37.5	—	—	37.5
Other current assets	1.5	49.9	7.1	—	58.5

Total current assets	1.5	418.0	972.5	(18.8)	1,373.2
Other assets
Investments in and advances to affiliates, net	2,475.5	285.5	130.8	(2,891.8)	—
Goodwill	—	1,674.8	4.7	—	1,679.5
Customer relationships, net of accumulated amortization	—	588.6	105.4	—	694.0
Other intangible assets, net of accumulated amortization	—	301.4	4.5	—	305.9
Unamortized debt issuance costs	23.5	—	5.1	—	28.6
Other assets	1.0	9.6	0.6	—	11.2

Total other assets	2,500.0	2,859.9	251.1	(2,891.8)	2,719.2
Property and equipment, net of accumulated depreciation	—	555.4	131.3	—	686.7

Total assets	$2,501.5	$3,833.3	$1,354.9	$(2,910.6)	$4,779.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet (Continued)
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

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$72.9	$9.5	$(7.9)	$—	$74.5

Investing activities
Net decrease (increase) in finance receivables held for investment	—	(1.6)	16.4	—	14.8
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Purchases of property, equipment and computer software	—	(12.3)	(1.0)	—	(13.3)
Proceeds from sale of property and equipment	—	0.1	—	—	0.1
(Increase) decrease in restricted cash	—	—	1.1	—	1.1

Net cash (used by) provided by investing activities	—	(13.8)	16.5	—	2.7
Financing activities
Net increase (decrease) in book overdrafts	—	35.1	18.9	—	54.0
Net decrease in borrowings on lines of credit	(68.9)	—	—	—	(68.9)
Net increase (decrease) in obligations collateralized by finance receivables	—	—	(24.3)	—	(24.3)
Payments on long-term debt	(4.3)	—	—	—	(4.3)
Payments on capital leases	—	(3.1)	(0.1)	—	(3.2)
Payments of contingent consideration and deferred acquisition costs	—	(3.2)	—	—	(3.2)
Issuance of common stock under stock plans	0.3	—	—	—	0.3

Net cash provided by (used by) financing activities	(72.9)	28.8	(5.5)	—	(49.6)
Effect of exchange rate changes on cash	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	24.5	3.3	—	27.8
Cash and cash equivalents at beginning of period	—	68.3	29.1	—	97.4

Cash and cash equivalents at end of period	$—	$92.8	$32.4	$—	$125.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2012 (Unaudited)

Note 13—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$(1.1)	$71.5	$10.9	$—	$81.3

Investing activities
Net decrease (increase) in finance receivables held for investment	—	2.8	21.8	—	24.6
Acquisition of businesses, net of cash acquired	—	(4.3)	—	—	(4.3)
Purchases of property, equipment and computer software	—	(15.9)	(0.2)	—	(16.1)
(Increase) decrease in restricted cash	—	—	2.8	—	2.8

Net cash (used by) provided by investing activities	—	(17.4)	24.4	—	7.0
Financing activities
Net increase (decrease) in book overdrafts	—	64.5	(0.4)	—	64.1
Net decrease in obligations collateralized by finance receivables	—	—	(28.0)	—	(28.0)
Payments on capital leases	—	(0.9)	(0.2)	—	(1.1)
Payments of contingent consideration and deferred acquisition costs	—	(2.0)	—	—	(2.0)
Issuance of common stock under stock plans	1.1	—	—	—	1.1

Net cash provided by (used by) financing activities	1.1	61.6	(28.6)	—	34.1
Effect of exchange rate changes on cash	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	—	115.7	7.5	—	123.2
Cash and cash equivalents at beginning of period	—	99.3	19.8	—	119.1

Cash and cash equivalents at end of period	$—	$215.0	$27.3	$—	$242.3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; strategic initiatives, greenfields and acquisitions; our competitive position; and our continued investment in information technology are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 28, 2012. Some of these factors include:

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

  •
  The ADESA Auctions segment serves an international customer base through online auctions and through 68 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. ADESA OpenLane, a leader in internet-based remarketing solutions, offers vehicles for sale from any location. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning and titling and other administrative services.

  •
  The IAA segment serves a domestic and international customer base through live and online auctions and through 160 salvage vehicle auction sites in North America at March 31, 2012. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

  •
  The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2012, AFC conducted business at 103 locations in North America.

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

Industry Trends

Whole Car

        In 2010 and 2011, the North American whole car auction industry experienced supply shortages as a result of the impacts felt by the automotive industry over the last three years, including volatility in new vehicle sales, lease originations and repossessions. The supply shortages resulted in a decline in whole car auction volume compared to prior years. Used vehicles sold in North America through whole car auctions were 9.1 million, 8.4 million and 7.7 million (excluding approximately 0.3 million used vehicles sold by OPENLANE in 2011) in 2009, 2010, and 2011, respectively. The supply shortages and resulting decline in industry auction volumes reflect a reduction in units sold by institutional consignors. This reduction has been partially offset by an increase in dealer consignment units sold in 2010 and 2011.

        Other reasons for the decline in industry volumes, which may also impact future volumes include:

  •
  New car sales declined from 17.0 million in 2005 to 10.4 million in 2009. Although new vehicle sales have climbed over the last two years to approximately 12.8 million units in 2011, they are not anticipated to return to 2005 levels for the foreseeable future.

  •
  The drop in total new vehicle sales, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction.

  •
  Lease residuals are currently below wholesale vehicle values. As a result, more vehicles are purchased upstream by the consumer and the grounding dealer or by dealers in online auctions, prior to the vehicles being transported to a physical auction.

  •
  More dealers are choosing to sell the trade-ins they receive rather than remarket them through whole car auctions. As used vehicle prices have increased over the last few years, dealers have shifted to sell more used vehicles, which can offset lower new vehicle sales. Dealers can also offer financing, warranties and insurance services on the used vehicle sales.

  •
  There was a reduction in the number of lease originations in 2008 and 2009, as new vehicle sales fell and lease financing was scaled back. We believe this decline will continue to negatively impact the supply of off-lease vehicles available at auction in 2012 and this trend could continue beyond 2012.

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

        Despite the negative factors and trends that impacted the automotive finance industry in 2008 and 2009, AFC's financial results have steadily improved since that time. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial ongoing improvement in the aging of the managed portfolio, which was over 99 percent current at March 31, 2012. In addition, AFC's managed portfolio of finance receivables grew approximately 16 percent from $746.8 million at March 31, 2011 to $867.6 million at March 31, 2012.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2012	2011
Revenues
ADESA	$270.6	$268.3
IAA	189.4	175.9
AFC	46.9	40.5

Total revenues	506.9	484.7
Cost of services*	269.4	264.5

Gross profit*	237.5	220.2
Selling, general and administrative	114.1	102.7
Depreciation and amortization	48.6	44.1

Operating profit	74.8	73.4
Interest expense	30.3	33.2
Other (income) expense, net	0.1	(0.6)

Income before income taxes	44.4	40.8
Income taxes	18.4	1.0

Net income	$26.0	$39.8

Net income per share—basic and diluted	$0.19	$0.29

*
Exclusive of depreciation and amortization

        For the three months ended March 31, 2012, we had revenue of $506.9 million, compared with revenue of $484.7 million for the three months ended March 31, 2011, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

        Depreciation and amortization increased $4.5 million, or 10%, to $48.6 million for the three months ended March 31, 2012, compared with $44.1 million for the three months ended March 31, 2011. Approximately $3.9 million of the increase was representative of OPENLANE's depreciation and amortization in the first quarter of 2012. The remaining increase was representative of increased amortization resulting from certain assets placed in service during 2011 and 2012.

Interest Expense

        Interest expense decreased $2.9 million, or 9%, to $30.3 million for the three months ended March 31, 2012, compared with interest expense of $33.2 million for the three months ended March 31, 2011. The decrease in interest expense was primarily the result of the second quarter 2011 prepayment of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by Term Loan B debt which had an interest rate of 5% at March 31, 2012, compared with Old Term Loan B debt which had an interest rate of approximately 3% at March 31, 2011. The decrease in interest expense was also partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S.

portfolio sold in 2012 as compared with 2011, as well as an increase in the cost of funds, which began in the second quarter of 2011.

Other (Income) Expense

        We had other expenses of $0.1 million for the three months ended March 31, 2012, compared with other income of $0.6 million for the three months ended March 31, 2011. The change in other (income) expense was primarily representative of $0.9 million of contingent consideration that was recorded in the first quarter of 2012. The contingent consideration related to certain prior year acquisitions and the adjustment was based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met.

Income Taxes

        We had an effective tax rate of 41.4% for the three months ended March 31, 2012, compared with 2.5% for the three months ended March 31, 2011. During the three months ended March 31, 2011, our effective tax rate of 2.5% benefited from the reversal of $14.4 million in reserves for uncertain tax positions due to the expiration of certain statute of limitations. Excluding the effect of the discrete items in the first quarter of 2011, our effective tax rate for the three months ended March 31, 2011 would have been 37.9%. Income before income taxes includes the impact of $5.2 million in profit interest expense for the three months ended March 31, 2012, which is not deductible for income tax purposes.

ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
ADESA revenue	$270.6	$268.3
Cost of services*	148.0	155.0

Gross profit*	122.6	113.3
Selling, general and administrative	66.7	55.1
Depreciation and amortization	25.0	21.4

Operating profit	$30.9	$36.8

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $2.3 million, or 1%, to $270.6 million for the three months ended March 31, 2012, compared with $268.3 million for the three months ended March 31, 2011. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold, partially offset by a 7% decrease in revenue per vehicle sold to approximately $540 for the three months ended March 31, 2012, compared to over $580 for the three months ended March 31, 2011.

        The 7% decrease in revenue per vehicle sold was attributable to decreases in ancillary and related services, which resulted in decreased ADESA revenue of approximately $9.3 million, as well as fluctuations in the Canadian exchange rate, which resulted in decreased ADESA revenue of approximately $0.8 million. Partially offsetting the decreases in revenue was incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $5.7 million.

        The total number of used vehicles sold at ADESA increased 9% for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, and resulted in an increase in ADESA revenue of approximately $6.7 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased 6% for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The decrease in same store volume sold was attributable to a decline in supplier inventory levels, partially offset by a 14% (excluding OPENLANE) increase in dealer consignment units sold in the first quarter of 2012 compared with the first quarter of 2011. We expect that the total number of used vehicles sold industry-wide and at ADESA will be softer in the second quarter of 2012 as compared with the first quarter of 2012. Online sales volume for ADESA in the first quarter of 2012 represented approximately 32% of the total vehicles sold by ADESA, which, in part, reflects the OPENLANE acquisition, compared with approximately 24% in the first quarter of 2011.

        The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 62.6% (excluding OPENLANE) for the three months ended March 31, 2012, compared with 66.7% for the three months ended March 31, 2011. The decrease in conversion rate is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the three months ended March 31, 2012, dealer consignment vehicles represented approximately 41% of used vehicles sold at ADESA, an increase from approximately 38% for the three months ended March 31, 2011.

Gross Profit

        For the three months ended March 31, 2012, gross profit for ADESA increased $9.3 million, or 8%, to $122.6 million, compared with $113.3 million for the three months ended March 31, 2011. Gross profit for ADESA was 45.3% of revenue for the three months ended March 31, 2012, compared with 42.2% of revenue for the three months ended March 31, 2011. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2012, compared with the three months ended March 31, 2011 was primarily the result of the 9% increase in the number of vehicles sold and a 5% decrease in cost of services. The decrease in cost of services was attributable to decreases in ancillary and related services as well as favorable weather.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $11.6 million, or 21%, to $66.7 million for the three months ended March 31, 2012, compared with $55.1 million for the three months ended March 31, 2011, primarily due to the acquisition and integration of OPENLANE, which accounted for approximately $11.7 million of the increase, as well as an increase in incentive compensation, partially offset by a decrease in stock-based compensation expense and fluctuations in the Canadian exchange rate.

IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
IAA revenue	$189.4	$175.9
Cost of services*	111.4	100.4

Gross profit*	78.0	75.5
Selling, general and administrative	19.7	20.6
Depreciation and amortization	17.1	16.4

Operating profit	$41.2	$38.5

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $13.5 million, or 8%, to $189.4 million for the three months ended March 31, 2012, compared with $175.9 million for the three months ended March 31, 2011. The increase in revenue was a result of an increase in overall vehicles sold of approximately 6% for the three months ended March 31, 2012. Included in the growth of units sold is an increase in the sales of purchased vehicles, in which the entire selling price of the vehicle is recorded as revenue. Purchased vehicles represented approximately 5% of total salvage vehicles sold for the quarter ended March 31, 2012. We expect that the total number of salvage vehicles sold industry-wide and at IAA will be softer in the second quarter of 2012 as compared with the first quarter of 2012. Online sales volumes for IAA for the three months ended March 31, 2012 and 2011 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the three months ended March 31, 2012, gross profit at IAA increased to $78.0 million, or 41.2% of revenue, compared with $75.5 million, or 42.9% of revenue, for the three months ended March 31, 2011. The gross profit increase was primarily the result of the increase in revenue. The increase in cost of services was attributable to increases in yard and auction expenses specifically pertaining to reconditioning, processing and towing costs related to the increase in volume, as well as the impact of an increase in purchased vehicles sold, as the cost of the vehicles are included in the cost of services.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $0.9 million, or 4%, to $19.7 million for the three months ended March 31, 2012, compared with $20.6 million for the three months ended March 31, 2011. The decrease in selling, general and administrative expenses was attributable to decreases in stock-based compensation expense and incentive-based compensation expense.

AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2012	2011
AFC revenue
Interest and fee income	$47.3	$40.1
Other revenue	2.6	2.9
Provision for credit losses	(3.0)	(2.5)

Total AFC revenue	46.9	40.5
Cost of services*	10.0	9.1

Gross profit*	36.9	31.4
Selling, general and administrative	5.3	5.1
Depreciation and amortization	6.1	6.2

Operating profit	$25.5	$20.1

Loan transactions	318,859	272,013
Revenue per loan transaction	$147	$149

*
Exclusive of depreciation and amortization

Revenue

        For the three months ended March 31, 2012, AFC revenue increased $6.4 million, or 16%, to $46.9 million, compared with $40.5 million for the three months ended March 31, 2011. The increase in revenue was the result of a 17% increase in loan transactions to 318,859 for the three months ended March 31, 2012, compared with the same period in 2011, partially offset by a 1% decrease in revenue per loan transaction for the three months ended March 31, 2012. In addition, managed receivables increased to $867.6 million at March 31, 2012 from $746.8 million at March 31, 2011.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased primarily as a result of a decrease in average loan values and an increase in the provision for credit losses, partially offset by an increase in the average portfolio duration.

Gross Profit

        For the three months ended March 31, 2012, gross profit for the AFC segment increased $5.5 million, or 18%, to $36.9 million, compared with $31.4 million for the three months ended March 31, 2011, primarily as a result of a 16% increase in revenue, partially offset by a 10% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC increased $0.2 million, or 4%, for the three months ended March 31, 2012, compared with the three months ended March 31, 2011. The increase was primarily the result of increases in compensation expense and travel costs, partially offset by a decrease in professional fees.

Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Selling, general and administrative	$22.4	$21.9
Depreciation and amortization	0.4	0.1

Operating loss	$(22.8)	$(22.0)

Selling, General and Administrative Expenses

        For the three months ended March 31, 2012, selling, general and administrative expenses at the holding company increased $0.5 million, or 2%, to $22.4 million, compared with $21.9 million for the three months ended March 31, 2011, primarily as a result of increases in stock-based compensation expense, professional fees and OPENLANE integration costs, partially offset by decreases in severance expense, employee benefit costs and other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents	$125.2	$97.4	$242.3
Restricted cash	7.1	8.2	5.8
Working capital	237.4	177.0	345.9
Amounts available under credit facility*	250.0	181.1	250.0
Cash flow from operations	74.5		81.3

*
There were related outstanding letters of credit totaling approximately $24.8 million, $28.5 million and $29.6 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, which reduced the amount available for borrowings under the credit facility.

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

        Our available cash, which excludes cash in transit, was $62.1 million at March 31, 2012. Of this amount, approximately $15.0 million was held by foreign subsidiaries and considered to be permanently reinvested in our non-U.S. businesses. If the funds held by our foreign subsidiaries were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

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

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility ("Term Loan B") and a $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement dated as of May 19, 2011 (the "Credit Agreement"). The credit facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the credit facility. The interest rate on Term Loan B was 5.0% at March 31, 2012.

        On March 31, 2012, $1,687.2 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $24.8 million at March 31, 2012, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of March 31, 2012. However, there were related letters of credit outstanding totaling approximately C$2.2 million at March 31, 2012, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

        Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. The maximum consolidated senior secured leverage ratio cannot exceed 4.25 to 1.0 as of the last day of any fiscal quarter through September 30, 2012. Beginning with the quarter ending December 31, 2012, the ratio cannot exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the credit facility until it reaches 2.5 to 1.0 at

December 31, 2015. Our actual consolidated senior secured leverage ratio was 3.3 to 1.0 at March 31, 2012.

        In addition, the indenture governing our floating rate senior notes contains certain financial and operational restrictions that, similar to the Credit Agreement, limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our floating rate senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our floating rate senior notes at March 31, 2012.

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

Securitization Facilities

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at March 31, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at March 31, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        AFC managed total finance receivables of $867.6 million and $883.2 million at March 31, 2012 and December 31, 2011, respectively. AFC's allowance for losses was $9.1 million and $9.0 million at March 31, 2012 and December 31, 2011, respectively.

        As of March 31, 2012 and December 31, 2011, $860.5 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $586.0 million and $610.3 million of obligations collateralized by finance receivables at March 31, 2012 and December 31, 2011, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At March 31, 2012, we were in compliance with the covenants in the securitization agreements.

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

        The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$9.0	$18.3	$16.3	$(17.6)	$26.0
Add back:
Income taxes	7.2	12.1	9.6	(10.5)	18.4
Interest expense, net of interest income	0.3	0.4	3.7	25.9	30.3
Depreciation and amortization	25.0	17.1	6.1	0.4	48.6
Intercompany	14.9	9.7	(4.1)	(20.5)	—

EBITDA	56.4	57.6	31.6	(22.3)	123.3
Adjustments	5.9	2.0	(2.5)	6.2	11.6

Adjusted EBITDA	$62.3	$59.6	$29.1	$(16.1)	$134.9

	Three Months Ended March 31, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$25.8	$19.2	$15.0	$(20.2)	$39.8
Add back:
Income taxes	(2.1)	9.4	6.2	(12.5)	1.0
Interest expense, net of interest income	0.2	0.6	2.1	30.3	33.2
Depreciation and amortization	21.4	16.4	6.2	0.1	44.1
Intercompany	13.2	9.6	(3.2)	(19.6)	—

EBITDA	58.5	55.2	26.3	(21.9)	118.1
Adjustments	3.2	2.4	(1.4)	5.0	9.2

Adjusted EBITDA	$61.7	$57.6	$24.9	$(16.9)	$127.3

        Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended
					Twelve Months Ended March 31, 2012
(Dollars in millions)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net income (loss)	$(14.3)	$32.2	$14.5	$26.0	$58.4
Add back:
Income taxes	(6.9)	14.7	9.0	18.4	35.2
Interest expense, net of interest income	49.6	29.3	30.7	30.3	139.9
Depreciation and amortization	43.6	43.8	48.3	48.6	184.3

EBITDA	72.0	120.0	102.5	123.3	417.8
Nonrecurring charges	16.2	5.8	5.2	5.4	32.6
Noncash charges	46.2	(7.5)	7.1	9.1	54.9
AFC interest expense	(2.3)	(2.6)	(2.7)	(2.9)	(10.5)

Adjusted EBITDA	$132.1	$115.7	$112.1	$134.9	$494.8

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Net cash provided by (used by):
Operating activities	$74.5	$81.3
Investing activities	2.7	7.0
Financing activities	(49.6)	34.1
Effect of exchange rate on cash	0.2	0.8

Net increase (decrease) in cash and cash equivalents	$27.8	$123.2

        Cash flow from operating activities was $74.5 million for the three months ended March 31, 2012, compared with $81.3 million for the three months ended March 31, 2011. The decrease in operating cash flow was primarily impacted by the decrease in net income for the three months ended March 31, 2012, compared with the three months ended March 31, 2011.

        Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2012, compared with $7.0 million for the three months ended March 31, 2011. The decrease in net cash provided by investing activities was primarily the result of the changes in finance receivables held for investment and changes in restricted cash balances. Partially offsetting the aforementioned activities were lower levels of spending on acquisitions and capital items, as we spent $4.3 million less on acquisitions and $2.8 million less on capital items in the first three months of 2012 compared with the same period in 2011. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Net cash used by financing activities was $49.6 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $34.1 million for the three months ended March 31, 2011. The change in net cash provided by financing activities was primarily attributable to the repayment of $68.9 million that was outstanding on our revolving credit facility, our quarterly principal payment on Term Loan B, as well as a smaller increase in book overdrafts for the three months ended March 31, 2012, compared with the three months ended March 31, 2011.

Capital Expenditures

        Capital expenditures for the three months ended March 31, 2012 and 2011 approximated $13.3 million and $16.1 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $90 million for fiscal year 2012, compared with $85.8 million for the year ended December 31, 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Contractual Obligations

        The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations, operating leases and postretirement benefit payments were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. Since December 31, 2011, there have been no material changes to the contractual obligations of the Company, other than in the first quarter of 2012 we repaid the $68.9 million that was outstanding on our revolving credit facility at December 31, 2011.

        See Note 7 to the Consolidated Financial Statements, included elsewhere in this Interim Report on Form 10-Q, for additional information about the item described above. For additional information regarding our contractual cash obligations as of December 31, 2011, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 28, 2012.

Critical Accounting Estimates

        Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, which includes audited financial statements.

New Accounting Standards

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for the first annual reporting period, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the consolidated financial statements and we do not expect the adoption of ASU 2011-12 will have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.1 million for the three months ended March 31, 2012. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the three months ended March 31, 2012 or 2011.

        In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013.

        A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three months ended March 31, 2012 would have resulted in an increase in interest expense of approximately $0.6 million.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part I, Item 3 of the same Annual Report. The following discussion is limited to certain recent developments concerning our legal and regulatory proceedings and should be read in conjunction with the Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 6.    Exhibits

  a)
  Exhibits—the exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

    In reviewing the agreements included as exhibits to this Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about KAR Auction Services, ADESA, IAA or other parties to the agreements.

    The agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

    The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading. Additional information about KAR Auction Services may be found elsewhere in this Quarterly Report on Form 10-Q and KAR Auction Services' other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc. (Registrant)
Date: May 8, 2012	/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

 EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009
3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009
4.1	Indenture, dated April 20, 2007 (the "Floating Senior Indenture"), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008
4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009
10.1	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011
10.2	Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011
10.4*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010
10.5*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009
10.6a*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008
10.6b*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008
10.6c*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008
10.8*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009
10.9*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.10*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008
10.11*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011
10.12*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010
10.13a*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008
10.13b*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009
10.14*	Severance and Consulting Agreement, dated August 15, 2011, between Peter Kelly and ADESA, Inc.	10-K	001-34568	10.14	2/28/2012
10.15*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16a^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009
10.16b	First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012
10.16c	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012
10.16d	Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012
10.17a	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009
10.17b	Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008
10.17c	First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008
10.18*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009
10.19a^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008
10.19b	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008
10.19c	Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19d^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008
10.19e	Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012
10.19f	Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012
10.20a^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q/A	001-34568	10.20	1/17/2012
10.20b	Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 20, 2011	10-K	001-34568	10.20b	2/28/2012
10.20c^	Amendment No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated October 12, 2011	10-K	001-34568	10.20c	2/28/2012
10.21^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q/A	001-34568	10.22	1/17/2012
10.22a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008
10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008
10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008
10.24a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008
10.25a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008
10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008
10.26a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008
10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008
10.27a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008
10.28a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008
10.28b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008
10.29a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008
10.29b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008
10.30	Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011
10.31*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009
10.32a*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009
10.32b*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010
10.32c*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010
10.34*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010
10.35*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009
10.36*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009
10.37	Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011
10.38^^
	Form of Second Amended and Restated Receivables Purchase Agreement among AFC Funding Corporation as Seller, Automotive Finance Corporation as Servicer, Fairway Finance Company, LLC and such other entities from time to time as may become Purchasers thereunder, Harris Nesbitt Corp., as the Initial Agent and as Purchaser Agent for Fairway Finance Company, LLC and XL Capital Assurance Inc., as Insurer.					X
10.39^^
	Third Amended and Restated Receivables Purchase Agreement, dated April 20, 2007, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Deutsche Bank AG, New York Branch and BMO Capital Markets Corp.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase					X

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

^^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This exhibit is being filed solely because the redacted language in the exhibit as originally filed has been revised in connection with a request for confidential treatment with the Commission.

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

QuickLinks

KAR Auction Services, Inc. Table of Contents
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
KAR Auction Services, Inc. Consolidated Statements of Income (In millions, except per share data) (Unaudited)
KAR Auction Services, Inc. Consolidated Statements of Comprehensive Income (In millions) (Unaudited)
KAR Auction Services, Inc. Consolidated Balance Sheets (In millions) (Unaudited)
KAR Auction Services, Inc. Consolidated Balance Sheets (In millions, except share and per share data) (Unaudited)
KAR Auction Services, Inc. Consolidated Statement of Stockholders' Equity (In millions) (Unaudited)
KAR Auction Services, Inc. Consolidated Statements of Cash Flows (In millions) (Unaudited)
KAR Auction Services, Inc. Notes to Consolidated Financial Statements March 31, 2012 (Unaudited)
Condensed Consolidating Statement of Income For the Three Months Ended March 31, 2012 (In millions) (Unaudited)
Condensed Consolidating Statement of Income For the Three Months Ended March 31, 2011 (In millions) (Unaudited)
Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended March 31, 2012 (In millions) (Unaudited)
Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended March 31, 2011 (In millions) (Unaudited)
Condensed Consolidating Balance Sheet As of March 31, 2012 (In millions) (Unaudited)
Condensed Consolidating Balance Sheet (Continued) As of March 31, 2012 (In millions) (Unaudited)
Condensed Consolidating Balance Sheet As of December 31, 2011 (In millions)
Condensed Consolidating Balance Sheet (Continued) As of December 31, 2011 (In millions)
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2012 (In millions) (Unaudited)
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2011 (In millions) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Mine Safety Disclosures
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX