Form 10-Q
period 2012-06-30
KAR Auction Services, Inc.
filed 2012-08-07
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

        As of July 31, 2012, 136,467,589 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues
ADESA Auction Services	$263.8	$257.5	$534.4	$525.8
IAA Salvage Services	177.3	173.2	366.7	349.1
AFC	46.8	42.0	93.7	82.5

Total operating revenues	487.9	472.7	994.8	957.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	263.2	254.4	532.6	518.9
Selling, general and administrative	103.5	99.4	217.6	202.1
Depreciation and amortization	48.0	43.6	96.6	87.7

Total operating expenses	414.7	397.4	846.8	808.7

Operating profit	73.2	75.3	148.0	148.7
Interest expense	29.6	49.7	59.9	82.9
Other (income) expense, net	(0.5)	(6.7)	(0.4)	(7.3)
Loss on extinguishment of debt	0	53.5	0	53.5

Income (loss) before income taxes	44.1	(21.2)	88.5	19.6
Income taxes	20.2	(6.9)	38.6	(5.9)

Net income (loss)	$23.9	$(14.3)	$49.9	$25.5

Net income (loss) per share
Basic	$0.18	$(0.11)	$0.37	$0.19

Diluted	$0.17	$(0.11)	$0.36	$0.19

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$23.9	$(14.3)	$49.9	$25.5

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(4.7)	2.0	1.1	10.1
Unrealized gain (loss) on interest rate deriviatives, net of tax of $0 and $0.2 for the three months ended June 30, 2012 and 2011, and $0.2 and $0.9 for the six months ended June 30, 2012 and 2011	0	(0.1)	(0.4)	1.5
Early termination of swap agreement, net of tax of $5.5 for the three and six months ended June 30, 2011	0	9.0	0	9.0

Total other comprehensive income (loss), net of tax	(4.7)	10.9	0.7	20.6

Comprehensive income (loss)	$19.2	$(3.4)	$50.6	$46.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$117.1	$97.4
Restricted cash	9.3	8.2
Trade receivables, net of allowances of $6.6 and $6.4	358.4	297.4
Finance receivables, net of allowances of $9.0 and $9.0	926.5	874.2
Deferred income tax assets	37.5	37.5
Other current assets	66.1	58.5

Total current assets	1,514.9	1,373.2
Other assets
Goodwill	1,679.5	1,679.5
Customer relationships, net of accumulated amortization of $362.2 and $325.8	658.3	694.0
Other intangible assets, net of accumulated amortization of $155.5 and $139.5	297.2	305.9
Unamortized debt issuance costs	25.1	28.6
Other assets	9.4	11.2

Total other assets	2,669.5	2,719.2
Property and equipment, net of accumulated depreciation of $390.8 and $362.4	684.2	686.7

Total assets	$4,868.6	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets (Continued)

(In millions, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$452.7	$367.8
Accrued employee benefits and compensation expenses	52.5	57.7
Accrued interest	2.3	2.3
Other accrued expenses	67.6	71.7
Income taxes payable	13.8	0.5
Obligations collateralized by finance receivables	634.1	610.3
Current maturities of long-term debt	17.0	85.9

Total current liabilities	1,240.0	1,196.2
Non-current liabilities
Long-term debt	1,809.1	1,816.9
Deferred income tax liabilities	311.5	323.9
Other liabilities	99.7	98.9

Total non-current liabilities	2,220.3	2,239.7
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2012: 136,429,099
December 31, 2011: 136,271,358	1.4	1.4
Additional paid-in capital	1,420.9	1,406.4
Accumulated deficit	(42.8)	(92.7)
Accumulated other comprehensive income	28.8	28.1

Total stockholders' equity	1,408.3	1,343.2

Total liabilities and stockholders' equity	$4,868.6	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders' Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2
Net income				49.9		49.9
Other comprehensive income, net of tax					0.7	0.7
Issuance of common stock under stock plans	0.1		1.2			1.2
Stock-based compensation expense			13.3			13.3

Balance at June 30, 2012	136.4	$1.4	$1,420.9	$(42.8)	$28.8	$1,408.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$49.9	$25.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.6	87.7
Provision for credit losses	6.0	3.5
Deferred income taxes	(12.3)	(4.9)
Amortization of debt issuance costs	3.5	6.3
Stock-based compensation	13.3	19.2
Contingent consideration adjustment	1.0	(5.9)
Gain on disposal of fixed assets	(0.1)	(0.1)
Loss on extinguishment of debt	0	53.5
Other non-cash, net	3.1	4.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(70.5)	(63.8)
Accounts payable and accrued expenses	79.8	32.4

Net cash provided by operating activities	170.3	157.5
Investing activities
Net increase in finance receivables held for investment	(56.3)	(18.4)
Acquisition of businesses, net of cash acquired	(0.5)	(4.2)
Purchases of property, equipment and computer software	(37.3)	(39.3)
Proceeds from the sale of property and equipment	0.1	0
(Increase) decrease in restricted cash	(1.1)	1.8

Net cash used by investing activities	(95.1)	(60.1)
Financing activities
Net increase in book overdrafts	7.8	49.5
Net decrease in borrowings from lines of credit	(68.9)	0
Net increase in obligations collateralized by finance receivables	23.8	16.3
Proceeds from long-term debt	0	1,691.5
Payments for debt issuance costs	0	(30.4)
Payments on long-term debt	(8.5)	(1,144.6)
Payment for early extinguishment of debt	0	(600.7)
Payments on capital leases	(6.8)	(2.3)
Payments of contingent consideration and deferred acquisition costs	(3.7)	(2.3)
Issuance of common stock under stock plans	1.2	5.5

Net cash used by financing activities	(55.1)	(17.5)
Effect of exchange rate changes on cash	(0.4)	1.3

Net increase in cash and cash equivalents	19.7	81.2
Cash and cash equivalents at beginning of period	97.4	119.1

Cash and cash equivalents at end of period	$117.1	$200.3

Cash paid for interest	$54.2	$82.8
Cash paid for taxes, net of refunds	$36.9	$22.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

June 30, 2012 (Unaudited)

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

June 30, 2012 (Unaudited)

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

        These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The 2011 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP for annual financial statements.

Reclassifications and Revisions

        Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the past, certain AFC fees collected from customers were netted against cost of services as well as certain selling, general and administrative expenses. For the three and six months ended June 30, 2011, AFC's revenue, cost of services and selling, general and administrative expenses have been revised, resulting in an increase in revenue as well as the related expenses, with no impact on net income.

Business and Nature of Operations

        As of June 30, 2012, we have a network of online whole car auctions, 68 ADESA whole car auction sites and 161 IAA salvage vehicle auction sites. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. Our online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

June 30, 2012 (Unaudited)

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

        AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 104 locations throughout North America at June 30, 2012. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, independent auctions and auctions affiliated with other auction networks.

Note 2—Acquisitions

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. In the first six months of 2012, we recorded contingent consideration of approximately $1.0 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met. In the second quarter of 2011, we reversed contingent consideration of approximately $5.9 million. The contingent consideration adjustments were recorded to "Other (income) expense, net" in the consolidated statements of operations.

Note 3—Stock-Based Compensation Plans

        We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. On February 29, 2012, we granted approximately 0.5 million service options with an exercise price of $16.07 per share under the Omnibus Plan, and on May 9, 2012, we granted approximately 0.2 million service options with an exercise price of $16.51 per share under the Omnibus Plan. The service options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the grant date. The fair value of the service options granted on February 29 and May 9, 2012 was $4.91 and $5.02, respectively. The fair value was estimated on the dates of grant using the Black-Scholes option pricing model with an expected life of 4 years, an expected volatility of 38% and a risk free interest rate of 0.65% for February 29, 2012 and 0.565% for May 9, 2012.

        Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR LLC and Axle LLC profit interests as liability awards. We have classified the KAR Auction Services, Inc. service and exit options as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 3—Stock-Based Compensation Plans (Continued)

remeasured each reporting period at fair value. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service options	$0.7	$0.3	$1.2	$0.4
Exit options	2.5	4.1	5.1	8.4
KAR LLC profit interests	1.0	4.0	3.7	5.9
Axle LLC profit interests	0.8	3.1	3.3	4.5

Total	$5.0	$11.5	$13.3	$19.2

        There is no income tax benefit associated with the KAR LLC and Axle LLC profit interests. The total income tax benefit recognized in the consolidated statement of operations for options was approximately $1.1 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively.

Note 4—Net Income (Loss) Per Share

        The following table sets forth the computation of net income (loss) per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$23.9	$(14.3)	$49.9	$25.5

Weighted average common shares outstanding	136.4	136.0	136.3	135.8
Effect of dilutive stock options	2.5	0	2.4	1.8

Weighted average common shares outstanding and potential common shares	138.9	136.0	138.7	137.6

Net income (loss) per share
Basic	$0.18	$(0.11)	$0.37	$0.19

Diluted	$0.17	$(0.11)	$0.36	$0.19

        Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted net income (loss) per share was calculated consistent with basic net income (loss) per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income (loss) per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 4—Net Income (Loss) Per Share (Continued)

calculations. Approximately 0.9 million options were excluded from the calculation of diluted net income per share for the three months ended June 30, 2012, and approximately 1.6 million and 0.7 million options were excluded from the calculation of diluted net income per share for the six months ended June 30, 2012 and 2011, respectively. Total options outstanding at June 30, 2012 and 2011 were 9.9 million and 9.0 million, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net loss per share for the three months ended June 30, 2011 because to do so would have been anti-dilutive based on the quarter-to-date loss.

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at June 30, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at June 30, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2012
	Principal Amount of:
			Net Credit Losses Three Months Ended June 30, 2012	Net Credit Losses Six Months Ended June 30, 2012
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$929.9	$1.7	$1.6	$4.5
Special purpose loans	5.6	0.2	0	0

Total receivables managed	$935.5	$1.9	$1.6	$4.5

	December 31, 2011
	Principal Amount of:
			Net Credit Losses Three Months Ended June 30, 2011	Net Credit Losses Six Months Ended June 30, 2011
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$877.6	$3.3	$0.8	$3.5
Special purpose loans	5.6	0.3	0	0

Total receivables managed	$883.2	$3.6	$0.8	$3.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables (Continued)

        AFC's allowance for losses was $9.0 million at June 30, 2012 and December 31, 2011.

        As of June 30, 2012 and December 31, 2011, $928.1 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $634.1 million and $610.3 million of obligations collateralized by finance receivables at June 30, 2012 and December 31, 2011, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2012, we were in compliance with the covenants in the securitization agreements.

Note 6—Long-Term Debt

        Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	June 30, 2012	December 31, 2011
Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	$1,683.0	$1,691.5
$250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	0	68.9
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Canadian line of credit	CAD Prime + 1.5%	Repayable upon demand	0	0

Total debt			1,833.0	1,910.4

Unamortized debt discount			(6.9)	(7.6)
Current portion of long-term debt			(17.0)	(85.9)

Long-term debt			$1,809.1	$1,816.9

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility (Term Loan B in the table above) and a $250 million, five-year senior secured revolving credit facility ($250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement dated as of May 19, 2011. The Credit Facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The interest rate on Term Loan B was 5.0% at June 30, 2012.

        There were no borrowings on the revolving credit facility at June 30, 2012, and at December 31, 2011, $68.9 million was drawn. In addition, we had related outstanding letters of credit in the aggregate

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 6—Long-Term Debt (Continued)

amount of $23.8 million and $28.5 million at June 30, 2012 and December 31, 2011, respectively, which reduce the amount available for borrowings under the credit facility.

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2012.

Fair Value of Debt

        As of June 30, 2012, the estimated fair value of our long-term debt amounted to $1,831.5 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of June 30, 2012. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 7—Derivatives (Continued)

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

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Aggregate $925 million notional interest rate caps	Other assets	$0.1	Other assets	$1.0	Other accrued expenses	$0	Other accrued expenses	$0

        The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first six months of 2012 or 2011. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At June 30, 2012, there was a net unrealized loss totaling $0.3 million, net of tax benefits of $0.2 million. At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. The

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 7—Derivatives (Continued)

following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of operations for the periods presented (in millions):

				Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)
			Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2012	2011		2012	2011
Aggregate $925 million notional interest rate caps	$0	N/A	Interest expense	$0	N/A
$650 million notional interest rate swap*	N/A	$(0.4)	Interest expense	N/A	$(15.5)
$250 million notional interest rate cap*	N/A	$0.1	N/A	N/A	$0

				Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)
			Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2012	2011		2012	2011
Aggregate $925 million notional interest rate caps	$(0.6)	N/A	Interest expense	$0	N/A
$650 million notional interest rate swap*	N/A	$2.1	Interest expense	N/A	$(18.6)
$250 million notional interest rate cap*	N/A	$0.3	N/A	N/A	$0

*
In May 2011, we de-designated our $650 million notional interest rate swap and entered into a swap termination agreement. Our $250 million notional interest rate cap matured on June 30, 2011.

Note 8—Commitments and Contingencies

        We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 8—Commitments and Contingencies (Continued)

technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 9—Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, net of related tax effects, consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Foreign currency translation gain	$28.9	$27.8
Unrealized gain (loss) on interest rate derivatives	(0.3)	0.1
Unrealized gain on postretirement benefit obligation	0.2	0.2

Accumulated other comprehensive income	$28.8	$28.1

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

  •
  Level 3—Unobservable inputs that are based on our assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions about how market participants would price the asset or liability.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 10—Fair Value Measurements (Continued)

        The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate caps	$0.1	$0	$0.1	$0

Description	December 31, 2011
Assets:
Interest rate caps	$1.0	$0	$1.0	$0

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 11—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$263.8	$177.3	$46.8	$0	$487.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	147.4	105.4	10.4	0	263.2
Selling, general and administrative	61.3	18.2	5.8	18.2	103.5
Depreciation and amortization	25.1	16.6	5.8	0.5	48.0

Total operating expenses	233.8	140.2	22.0	18.7	414.7

Operating profit (loss)	30.0	37.1	24.8	(18.7)	73.2
Interest expense	0.3	0.4	3.7	25.2	29.6
Other (income) expense, net	(0.6)	0	0	0.1	(0.5)
Intercompany expense (income)	15.3	9.5	(4.4)	(20.4)	0

Income (loss) before income taxes	15.0	27.2	25.5	(23.6)	44.1
Income taxes	7.7	11.0	9.3	(7.8)	20.2

Net income (loss)	$7.3	$16.2	$16.2	$(15.8)	$23.9

Assets	$2,342.7	$1,168.3	$1,319.8	$37.8	$4,868.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 11—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$257.5	$173.2	$42.0	$0	$472.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	143.7	101.0	9.7	0	254.4
Selling, general and administrative	52.4	19.0	5.5	22.5	99.4
Depreciation and amortization	21.0	16.1	6.2	0.3	43.6

Total operating expenses	217.1	136.1	21.4	22.8	397.4

Operating profit (loss)	40.4	37.1	20.6	(22.8)	75.3
Interest expense	0.3	0.5	3.0	45.9	49.7
Other (income) expense, net	(0.4)	(6.3)	0	0	(6.7)
Loss on extinguishment of debt	0	0	0	53.5	53.5
Intercompany expense (income)	9.5	9.6	(3.6)	(15.5)	0

Income (loss) before income taxes	31.0	33.3	21.2	(106.7)	(21.2)
Income taxes	13.1	12.6	8.1	(40.7)	(6.9)

Net income (loss)	$17.9	$20.7	$13.1	$(66.0)	$(14.3)

Assets	$2,232.9	$1,170.3	$1,204.7	$41.2	$4,649.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 11—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$534.4	$366.7	$93.7	$0	$994.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	295.4	216.8	20.4	0	532.6
Selling, general and administrative	128.0	37.9	11.1	40.6	217.6
Depreciation and amortization	50.1	33.7	11.9	0.9	96.6

Total operating expenses	473.5	288.4	43.4	41.5	846.8

Operating profit (loss)	60.9	78.3	50.3	(41.5)	148.0
Interest expense	0.6	0.8	7.4	51.1	59.9
Other (income) expense, net	(1.1)	0.7	0	0	(0.4)
Intercompany expense (income)	30.2	19.2	(8.5)	(40.9)	0

Income (loss) before income taxes	31.2	57.6	51.4	(51.7)	88.5
Income taxes	14.9	23.1	18.9	(18.3)	38.6

Net income (loss)	$16.3	$34.5	$32.5	$(33.4)	$49.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 11—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$525.8	$349.1	$82.5	$0	$957.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	298.7	201.4	18.8	0	518.9
Selling, general and administrative	107.5	39.6	10.6	44.4	202.1
Depreciation and amortization	42.4	32.5	12.4	0.4	87.7

Total operating expenses	448.6	273.5	41.8	44.8	808.7

Operating profit (loss)	77.2	75.6	40.7	(44.8)	148.7
Interest expense	0.5	1.1	5.1	76.2	82.9
Other (income) expense, net	(0.7)	(6.6)	0	0	(7.3)
Loss on extinguishment of debt	0	0	0	53.5	53.5
Intercompany expense (income)	22.7	19.2	(6.8)	(35.1)	0

Income (loss) before income taxes	54.7	61.9	42.4	(139.4)	19.6
Income taxes	11.0	22.0	14.3	(53.2)	(5.9)

Net income (loss)	$43.7	$39.9	$28.1	$(86.2)	$25.5

Note 12—Supplemental Guarantor Information

        Our obligations related to the floating rate senior notes are guaranteed on a full, unconditional, joint and several basis by certain direct and indirect present and future domestic subsidiaries (the "Guarantor Subsidiaries"). AFC Funding Corporation and all of our foreign subsidiaries are not guarantors (the "Non-Guarantor Subsidiaries"). The following financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for the periods indicated for KAR Auction Services, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the eliminations to arrive at KAR Auction Services on a consolidated basis.

        The condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Guarantor Subsidiaries. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$364.2	$123.7	$0	$487.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	224.3	38.9	0	263.2
Selling, general and administrative	2.7	86.0	14.8	0	103.5
Depreciation and amortization	0	42.2	5.8	0	48.0

Total operating expenses	2.7	352.5	59.5	0	414.7

Operating profit (loss)	(2.7)	11.7	64.2	0	73.2
Interest expense	11.3	14.0	4.3	0	29.6
Other (income) expense, net	0	(0.2)	(0.3)	0	(0.5)
Intercompany expense (income)	0	(4.9)	4.9	0	0

Income (loss) before income taxes	(14.0)	2.8	55.3	0	44.1
Income taxes	(4.6)	5.0	19.8	0	20.2

Net income (loss)	$(9.4)	$(2.2)	$35.5	$0	$23.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$348.3	$124.4	$0	$472.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	212.6	41.8	0	254.4
Selling, general and administrative	8.4	78.0	13.0	0	99.4
Depreciation and amortization	0	37.3	6.3	0	43.6

Total operating expenses	8.4	327.9	61.1	0	397.4

Operating profit (loss)	(8.4)	20.4	63.3	0	75.3
Interest expense	31.2	15.0	3.5	0	49.7
Other income, net	0	(6.3)	(0.4)	0	(6.7)
Loss on extinguishment of debt	53.5	0	0	0	53.5
Intercompany expense (income)	0	(4.7)	4.7	0	0

Income (loss) before income taxes	(93.1)	16.4	55.5	0	(21.2)
Income taxes	(33.7)	8.1	18.7	0	(6.9)

Net income (loss)	$(59.4)	$8.3	$36.8	$0	$(14.3)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$755.7	$239.1	$0	$994.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	457.1	75.5	0	532.6
Selling, general and administrative	8.8	177.4	31.4	0	217.6
Depreciation and amortization	0	84.4	12.2	0	96.6

Total operating expenses	8.8	718.9	119.1	0	846.8

Operating profit (loss)	(8.8)	36.8	120.0	0	148.0
Interest expense	22.9	28.5	8.5	0	59.9
Other (income) expense, net	0	0.4	(0.8)	0	(0.4)
Intercompany expense (income)	0	(9.0)	9.0	0	0

Income (loss) before income taxes	(31.7)	16.9	103.3	0	88.5
Income taxes	(11.2)	13.2	36.6	0	38.6

Net income (loss)	$(20.5)	$3.7	$66.7	$0	$49.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$723.6	$233.8	$0	$957.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	437.6	81.3	0	518.9
Selling, general and administrative	12.6	162.4	27.1	0	202.1
Depreciation and amortization	0	75.3	12.4	0	87.7

Total operating expenses	12.6	675.3	120.8	0	808.7

Operating profit (loss)	(12.6)	48.3	113.0	0	148.7
Interest expense	46.6	30.3	6.0	0	82.9
Other income, net	0	(6.5)	(0.8)	0	(7.3)
Loss on extinguishment of debt	53.5	0	0	0	53.5
Intercompany expense (income)	0	(8.7)	8.7	0	0

Income (loss) before income taxes	(112.7)	33.2	99.1	0	19.6
Income taxes	(41.1)	1.0	34.2	0	(5.9)

Net income (loss)	$(71.6)	$32.2	$64.9	$0	$25.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(9.4)	$(2.2)	$35.5	$0	$23.9

Other comprehensive income (loss)
Foreign currency translation gain (loss)	0	0	(4.7)	0	(4.7)
Unrealized gain (loss) on interest rate deriviatives, net of tax	0	0	0	0	0

Total other comprehensive income (loss)	0	0	(4.7)	0	(4.7)

Comprehensive income (loss)	$(9.4)	$(2.2)	$30.8	$0	$19.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(59.4)	$8.3	$36.8	$0	$(14.3)

Other comprehensive income
Foreign currency translation gain	0	0	2.0	0	2.0
Unrealized gain (loss) on interest rate deriviatives, net of tax	(0.1)	0	0	0	(0.1)
Early termination of swap agreement	9.0	0	0	0	9.0

Total other comprehensive income	8.9	0	2.0	0	10.9

Comprehensive income (loss)	$(50.5)	$8.3	$38.8	$0	$(3.4)

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(20.5)	$3.7	$66.7	$0	$49.9

Other comprehensive income
Foreign currency translation gain	0	0	1.1	0	1.1
Unrealized gain (loss) on interest rate deriviatives, net of tax	(0.4)	0	0	0	(0.4)

Total other comprehensive income	(0.4)	0	1.1	0	0.7

Comprehensive income (loss)	$(20.9)	$3.7	$67.8	$0	$50.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(71.6)	$32.2	$64.9	$0	$25.5

Other comprehensive income
Foreign currency translation gain	0	0	10.1	0	10.1
Unrealized gain (loss) on interest rate deriviatives, net of tax	1.5	0	0	0	1.5
Early termination of swap agreement	9.0	0	0	0	9.0

Total other comprehensive income	10.5	0	10.1	0	20.6

Comprehensive income (loss)	$(61.1)	$32.2	$75.0	$0	$46.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0	$80.3	$36.8	$0	$117.1
Restricted cash	0	1.8	7.5	0	9.3
Trade receivables, net of allowances	0	308.0	74.6	(24.2)	358.4
Finance receivables, net of allowances	0	7.4	919.1	0	926.5
Deferred income tax assets	0	37.5	0	0	37.5
Other current assets	0.9	57.1	8.1	0	66.1

Total current assets	0.9	492.1	1,046.1	(24.2)	1,514.9
Other assets
Investments in and advances to affiliates, net	2,408.0	361.2	148.0	(2,917.2)	0
Goodwill	0	1,674.8	4.7	0	1,679.5
Customer relationships, net of accumulated amortization	0	557.3	101.0	0	658.3
Other intangible assets, net of accumulated amortization	0	295.4	1.8	0	297.2
Unamortized debt issuance costs	21.0	0	4.1	0	25.1
Other assets	0.1	8.7	0.6	0	9.4

Total other assets	2,429.1	2,897.4	260.2	(2,917.2)	2,669.5
Property and equipment, net of accumulated depreciation	0	554.0	130.2	0	684.2

Total assets	$2,430.0	$3,943.5	$1,436.5	$(2,941.4)	$4,868.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$431.2	$45.7	$(24.2)	$452.7
Accrued employee benefits and compensation expenses	0	46.8	5.7	0	52.5
Accrued interest	2.1	0	0.2	0	2.3
Other accrued expenses	0.1	55.9	11.6	0	67.6
Income taxes payable	0	13.8	0	0	13.8
Obligations collateralized by finance receivables	0	0	634.1	0	634.1
Current maturities of long-term debt	17.0	0	0	0	17.0

Total current liabilities	19.2	547.7	697.3	(24.2)	1,240.0
Non-current liabilities
Investments by and advances from affiliates, net	145.3	0	0	(145.3)	0
Long-term debt	987.6	821.5	0	0	1,809.1
Deferred income tax liabilities	(0.2)	289.3	22.4	0	311.5
Other liabilities	0	82.9	16.8	0	99.7

Total non-current liabilities	1,132.7	1,193.7	39.2	(145.3)	2,220.3
Commitments and contingencies
Stockholders' equity
Total stockholders' equity	1,278.1	2,202.1	700.0	(2,771.9)	1,408.3

Total liabilities and stockholders' equity	$2,430.0	$3,943.5	$1,436.5	$(2,941.4)	$4,868.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0	$68.3	$29.1	$0	$97.4
Restricted cash	0	0	8.2	0	8.2
Trade receivables, net of allowances	0	256.8	59.4	(18.8)	297.4
Finance receivables, net of allowances	0	5.5	868.7	0	874.2
Deferred income tax assets	0	37.5	0	0	37.5
Other current assets	1.5	49.9	7.1	0	58.5

Total current assets	1.5	418.0	972.5	(18.8)	1,373.2
Other assets
Investments in and advances to affiliates, net	2,475.5	285.5	130.8	(2,891.8)	0
Goodwill	0	1,674.8	4.7	0	1,679.5
Customer relationships, net of accumulated amortization	0	588.6	105.4	0	694.0
Other intangible assets, net of accumulated amortization	0	301.4	4.5	0	305.9
Unamortized debt issuance costs	23.5	0	5.1	0	28.6
Other assets	1.0	9.6	0.6	0	11.2

Total other assets	2,500.0	2,859.9	251.1	(2,891.8)	2,719.2
Property and equipment, net of accumulated depreciation	0	555.4	131.3	0	686.7

Total assets	$2,501.5	$3,833.3	$1,354.9	$(2,910.6)	$4,779.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$351.7	$34.9	$(18.8)	$367.8
Accrued employee benefits and compensation expenses	0	52.8	4.9	0	57.7
Accrued interest	2.1	0	0.2	0	2.3
Other accrued expenses	0.4	61.5	9.8	0	71.7
Income taxes payable	0	0.5	0	0	0.5
Obligations collateralized by finance receivables	0	0	610.3	0	610.3
Current maturities of long-term debt	85.9	0	0	0	85.9

Total current liabilities	88.4	466.5	660.1	(18.8)	1,196.2
Non-current liabilities
Investments by and advances from affiliates, net	119.9	0	0	(119.9)	0
Long-term debt	995.4	821.5	0	0	1,816.9
Deferred income tax liabilities	0	300.2	23.7	0	323.9
Other liabilities	0	82.4	16.5	0	98.9

Total non-current liabilities	1,115.3	1,204.1	40.2	(119.9)	2,239.7
Commitments and contingencies
Stockholders' equity
Total stockholders' equity	1,297.8	2,162.7	654.6	(2,771.9)	1,343.2

Total liabilities and stockholders' equity	$2,501.5	$3,833.3	$1,354.9	$(2,910.6)	$4,779.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$76.2	$48.6	$45.5	$0	$170.3

Investing activities
Net decrease (increase) in finance receivables held for investment	0	(1.9)	(54.4)	0	(56.3)
Acquisition of businesses, net of cash acquired	0	(0.5)	0	0	(0.5)
Purchases of property, equipment and computer software	0	(35.0)	(2.3)	0	(37.3)
Proceeds from sale of property and equipment	0	0.1	0	0	0.1
(Increase) decrease in restricted cash	0	(1.8)	0.7	0	(1.1)

Net cash (used by) provided by investing activities	0	(39.1)	(56.0)	0	(95.1)
Financing activities
Net increase (decrease) in book overdrafts	0	12.7	(4.9)	0	7.8
Net decrease in borrowings on lines of credit	(68.9)	0	0	0	(68.9)
Net increase (decrease) in obligations collateralized by finance receivables	0	0	23.8	0	23.8
Payments on long-term debt	(8.5)	0	0	0	(8.5)
Payments on capital leases	0	(6.5)	(0.3)	0	(6.8)
Payments of contingent consideration and deferred acquisition costs	0	(3.7)	0	0	(3.7)
Issuance of common stock under stock plans	1.2	0	0	0	1.2

Net cash provided by (used by) financing activities	(76.2)	2.5	18.6	0	(55.1)
Effect of exchange rate changes on cash	0	0	(0.4)	0	(0.4)

Net increase (decrease) in cash and cash equivalents	0	12.0	7.7	0	19.7
Cash and cash equivalents at beginning of period	0	68.3	29.1	0	97.4

Cash and cash equivalents at end of period	$0	$80.3	$36.8	$0	$117.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 (Unaudited)

Note 12—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$72.6	$35.8	$49.1	$0	$157.5

Investing activities
Net decrease (increase) in finance receivables held for investment	0	3.2	(21.6)	0	(18.4)
Acquisition of businesses, net of cash acquired	0	(4.2)	0	0	(4.2)
Purchases of property, equipment and computer software	0	(38.7)	(0.6)	0	(39.3)
(Increase) decrease in restricted cash	0	0	1.8	0	1.8

Net cash (used by) provided by investing activities	0	(39.7)	(20.4)	0	(60.1)
Financing activities
Net increase (decrease) in book overdrafts	0	49.9	(0.4)	0	49.5
Net increase (decrease) in obligations collateralized by finance receivables	0	0	16.3	0	16.3
Proceeds from long-term debt	1,691.5	0	0	0	1,691.5
Payments for debt issuance costs	(24.3)	(5.1)	(1.0)	0	(30.4)
Payments on long-term debt	(1,144.6)	0	0	0	(1,144.6)
Payments for early extinguishment of debt	(600.7)	0	0	0	(600.7)
Payments on capital leases	0	(2.1)	(0.2)	0	(2.3)
Payments of contingent consideration and deferred acquisition costs	0	(2.3)	0	0	(2.3)
Issuance of common stock under stock plans	5.5	0	0	0	5.5

Net cash provided by (used by) financing activities	(72.6)	40.4	14.7	0	(17.5)
Effect of exchange rate changes on cash	0	0	1.3	0	1.3

Net increase (decrease) in cash and cash equivalents	0	36.5	44.7	0	81.2
Cash and cash equivalents at beginning of period	0	99.3	19.8	0	119.1

Cash and cash equivalents at end of period	$0	$135.8	$64.5	$0	$200.3

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

  •
  The IAA segment serves a domestic and international customer base through live and online auctions and through 161 salvage vehicle auction sites in North America at June 30, 2012. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as transportation, titling, salvage recovery and claims settlement administrative services.

  •
  The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2012, AFC conducted business at 104 locations in North America.

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

        Other reasons for the fluctuations in industry volumes, which may also impact future volumes include:

  •
  New car sales in the U.S. declined from 17.0 million in 2005 to 10.4 million in 2009. Although new vehicle sales have climbed over the last two years to approximately 12.8 million units in 2011, they are not anticipated to return to 2005 levels for the foreseeable future.

  •
  The drop in total new vehicle sales, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction.

  •
  When lease residuals are below wholesale vehicle values, more vehicles are purchased upstream by either the consumer or the grounding dealer or by dealers in online auctions, prior to the vehicles being transported to a physical auction.

  •
  As used vehicle prices have increased over the last few years, dealers have shifted to selling more used vehicles, which can offset lower new vehicle sales. Dealers can also offer financing, warranties and insurance services on their used vehicle sales. As a result, dealers are receiving more trade-ins and despite an increase in the number of trade-ins they keep for retail sale, the number of trade-ins remarketed through whole car auctions has increased.

  •
  There was a reduction in the number of lease originations in 2008 and 2009, as new vehicle sales fell and lease financing was scaled back. We believe this decline will continue to negatively impact the supply of off-lease vehicles available at auction in 2012 and this trend could continue into 2013.

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

        Despite the negative factors and trends that impacted the automotive finance industry in 2008 and 2009, AFC's financial results have steadily improved since that time. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial improvement in the aging of the managed portfolio, which was over 99 percent current at June 30, 2012. In addition, AFC's managed portfolio of finance receivables grew over 18 percent from $789.5 million at June 30, 2011 to $935.5 million at June 30, 2012.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2012	2011
Revenues
ADESA	$263.8	$257.5
IAA	177.3	173.2
AFC	46.8	42.0

Total revenues	487.9	472.7
Cost of services*	263.2	254.4

Gross profit*	224.7	218.3
Selling, general and administrative	103.5	99.4
Depreciation and amortization	48.0	43.6

Operating profit	73.2	75.3
Interest expense	29.6	49.7
Other (income) expense, net	(0.5)	(6.7)
Loss on extinguishment of debt	0	53.5

Income (loss) before income taxes	44.1	(21.2)
Income taxes	20.2	(6.9)

Net income (loss)	$23.9	$(14.3)

Net income (loss) per share
Basic	$0.18	$(0.11)

Diluted	$0.17	$(0.11)

*
Exclusive of depreciation and amortization

        For the three months ended June 30, 2012, we had revenue of $487.9 million, compared with revenue of $472.7 million for the three months ended June 30, 2011, an increase of 3%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

        Depreciation and amortization increased $4.4 million, or 10%, to $48.0 million for the three months ended June 30, 2012, compared with $43.6 million for the three months ended June 30, 2011. Approximately $4.0 million of the increase was representative of OPENLANE's depreciation and amortization in the second quarter of 2012. The remaining increase was representative of increased amortization resulting from certain assets placed in service during 2011 and 2012.

Interest Expense

        Interest expense decreased $20.1 million, or 40%, to $29.6 million for the three months ended June 30, 2012, compared with interest expense of $49.7 million for the three months ended June 30, 2011. The decrease in interest expense was primarily representative of $14.5 million in interest expense incurred in the second quarter of 2011 in connection with the settlement and termination of our $650 million notional swap agreement. In addition, interest expense decreased as a result of the second quarter 2011 prepayment of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by Term Loan B debt which had an interest rate of 5% at June 30, 2012, compared with Old Term Loan B debt which had an interest rate of approximately 3% until its prepayment in May 2011. The decrease in interest expense was also partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio sold in 2012 as compared with 2011, as well as an increase in the cost of funds, which began in the second quarter of 2011.

Other (Income) Expense

        We had other income of $0.5 million for the three months ended June 30, 2012, compared with $6.7 million for the three months ended June 30, 2011. The change in other income was primarily representative of $5.9 million of contingent consideration that was reversed in the second quarter of 2011. The contingent consideration related to certain prior year acquisitions and the adjustments were based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would not be met.

Loss on Extinguishment of Debt

        In May 2011, we terminated our previous credit facility, entered into as of April 20, 2007. In addition, in June 2011, we prepaid $450.0 million principal amount of the 8 3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from Term Loan B and cash on hand. In the second quarter of 2011, we recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our Old Term Loan B. In the second quarter of 2011, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of the 8 3/4% senior notes and the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

Income Taxes

        We had an effective tax rate of 45.8% for the three months ended June 30, 2012, compared with an effective rate of 32.5% for the three months ended June 30, 2011. Excluding the effect of the discrete items in the second quarter of 2012, our effective tax rate for the three months ended June 30, 2012 would have been 41.7%. Excluding the effect of the discrete items in the second quarter of 2011, our effective tax rate for the three months ended June 30, 2011 would have been 43.9%. Income before income taxes includes the impact of $1.8 million and $7.1 million in profit interest expense for the three months ended June 30, 2012 and 2011, respectively, which is not deductible by us for income tax purposes.

ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2012	2011
ADESA revenue	$263.8	$257.5
Cost of services*	147.4	143.7

Gross profit*	116.4	113.8
Selling, general and administrative	61.3	52.4
Depreciation and amortization	25.1	21.0

Operating profit	$30.0	$40.4

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $6.3 million, or 2%, to $263.8 million for the three months ended June 30, 2012, compared with $257.5 million for the three months ended June 30, 2011. The increase in revenue was primarily a result of an 11% increase in the number of vehicles sold, partially offset by an 8% decrease in revenue per vehicle sold to approximately $555 for the three months ended June 30, 2012, compared to over $600 for the three months ended June 30, 2011. OPENLANE accounted for approximately $21.7 million of ADESA's revenue for the three months ended June 30, 2012.

        The 8% decrease in revenue per vehicle sold was attributable to lower revenue per vehicle sold at OPENLANE. In addition, decreases in ancillary and related services resulted in decreased ADESA revenue of approximately $6.7 million, as well as fluctuations in the Canadian exchange rate, which resulted in decreased ADESA revenue of approximately $2.7 million. Partially offsetting the decreases in revenue was incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $7.1 million.

        The total number of used vehicles sold at ADESA increased 11% for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, and resulted in an increase in ADESA revenue of approximately $8.6 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased 6% for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. The decrease in same store volume sold was attributable to a decline in supplier inventory levels, partially offset by an 11% (excluding OPENLANE) increase in dealer consignment units sold in the second quarter of 2012 compared with the second quarter of 2011. Online sales volume for ADESA in the second quarter of 2012 represented approximately 31% of the total vehicles sold by ADESA, which reflects the OPENLANE acquisition, compared with approximately 22% in the second quarter of 2011.

        The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 55.6% (excluding OPENLANE) for the three months ended June 30, 2012, compared with 60.8% for the three months ended June 30, 2011. The decrease in conversion rate is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the three months ended June 30, 2012, dealer consignment vehicles represented approximately 43% of used vehicles sold at ADESA, an increase from approximately 42% for the three months ended June 30, 2011.

Gross Profit

        For the three months ended June 30, 2012, gross profit for ADESA increased $2.6 million, or 2%, to $116.4 million, compared with $113.8 million for the three months ended June 30, 2011. Gross profit for ADESA was 44.1% of revenue for the three months ended June 30, 2012, compared with 44.2% of revenue for the three months ended June 30, 2011. The decrease in gross profit as a percentage of revenue for the three months ended June 30, 2012, compared with the three months ended June 30, 2011 was primarily the result of the 3% increase in cost of services. The increase in cost of services was attributable to OPENLANE, as well as the decrease in conversion rates.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $8.9 million, or 17%, to $61.3 million for the three months ended June 30, 2012, compared with $52.4 million for the three months ended June 30, 2011, primarily due to the acquisition and integration of OPENLANE, which accounted for approximately $9.0 million of the increase, as well as an increase in incentive compensation and professional fees, partially offset by a decrease in compensation expense and fluctuations in the Canadian exchange rate.

IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2012	2011
IAA revenue	$177.3	$173.2
Cost of services*	105.4	101.0

Gross profit*	71.9	72.2
Selling, general and administrative	18.2	19.0
Depreciation and amortization	16.6	16.1

Operating profit	$37.1	$37.1

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $4.1 million, or 2%, to $177.3 million for the three months ended June 30, 2012, compared with $173.2 million for the three months ended June 30, 2011. The increase in revenue was a result of an increase in overall vehicles sold of approximately 3% for the three months ended June 30, 2012. Included in the growth of units sold is an increase in the sale of vehicles sold under purchase agreements, in which the entire selling price of the vehicle is recorded as revenue. Vehicles sold under purchase agreements represented approximately 8% of total salvage vehicles sold for the quarter ended June 30, 2012. Online sales volumes for IAA for the three months ended June 30, 2012 and 2011 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the three months ended June 30, 2012, gross profit at IAA decreased to $71.9 million, or 40.6% of revenue, compared with $72.2 million, or 41.7% of revenue, for the three months ended June 30, 2011. The gross profit decrease was primarily the result of the 4% increase in cost of services. The increase in cost of services was attributable to increases in yard and auction expenses specifically pertaining to reconditioning, processing and towing costs related to the increase in volume, as well as the impact of an increase in vehicles sold under purchase agreements, as the cost of the vehicles are included in the cost of services.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $0.8 million, or 4%, to $18.2 million for the three months ended June 30, 2012, compared with $19.0 million for the three months ended June 30, 2011. The decrease in selling, general and administrative expenses was attributable to decreases in stock-based compensation expense and incentive-based compensation expense.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2012	2011
AFC revenue
Interest and fee income	$45.6	$39.2
Other revenue	2.7	2.9
Provision for credit losses	(1.5)	(0.1)

Total AFC revenue	46.8	42.0
Cost of services*	10.4	9.7

Gross profit*	36.4	32.3
Selling, general and administrative	5.8	5.5
Depreciation and amortization	5.8	6.2

Operating profit	$24.8	$20.6

Loan transactions	292,954	251,730
Revenue per loan transaction	$160	$167

*
Exclusive of depreciation and amortization

Revenue

        For the three months ended June 30, 2012, AFC revenue increased $4.8 million, or 11%, to $46.8 million, compared with $42.0 million for the three months ended June 30, 2011. The increase in revenue was the result of a 16% increase in loan transactions to 292,954 for the three months ended June 30, 2012, compared with the same period in 2011, partially offset by a 4% decrease in revenue per loan transaction for the three months ended June 30, 2012. In addition, managed receivables increased to $935.5 million at June 30, 2012 from $789.5 million at June 30, 2011.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased primarily as a result of an increase in the provision for credit losses and a decrease in average loan values, partially offset by an increase in the average portfolio duration.

Gross Profit

        For the three months ended June 30, 2012, gross profit for the AFC segment increased $4.1 million, or 13%, to $36.4 million, compared with $32.3 million for the three months ended June 30, 2011, primarily as a result of an 11% increase in revenue, partially offset by a 7% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC increased $0.3 million, or 5%, for the three months ended June 30, 2012, compared with the three months ended June 30, 2011. The increase was primarily the result of increases in compensation expense and travel costs, partially offset by a decrease in professional fees.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2012	2011
Selling, general and administrative	$18.2	$22.5
Depreciation and amortization	0.5	0.3

Operating loss	$(18.7)	$(22.8)

Selling, General and Administrative Expenses

        For the three months ended June 30, 2012, selling, general and administrative expenses at the holding company decreased $4.3 million, or 19%, to $18.2 million, compared with $22.5 million for the three months ended June 30, 2011, primarily as a result of a decrease in stock-based compensation expense, partially offset by increases in compensation expense and professional fees.

Overview of Results of KAR Auction Services for the Six Months Ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2012	2011
Revenues
ADESA	$534.4	$525.8
IAA	366.7	349.1
AFC	93.7	82.5

Total revenues	994.8	957.4
Cost of services*	532.6	518.9

Gross profit*	462.2	438.5
Selling, general and administrative	217.6	202.1
Depreciation and amortization	96.6	87.7

Operating profit	148.0	148.7
Interest expense	59.9	82.9
Other (income) expense, net	(0.4)	(7.3)
Loss on extinguishment of debt	0	53.5

Income before income taxes	88.5	19.6
Income taxes	38.6	(5.9)

Net income	$49.9	$25.5

Net income per share
Basic	$0.37	$0.19

Diluted	$0.36	$0.19

*
Exclusive of depreciation and amortization

        For the six months ended June 30, 2012, we had revenue of $994.8 million, compared with revenue of $957.4 million for the six months ended June 30, 2011, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

        Depreciation and amortization increased $8.9 million, or 10%, to $96.6 million for the six months ended June 30, 2012, compared with $87.7 million for the six months ended June 30, 2011. Approximately $7.9 million of the increase was representative of OPENLANE's depreciation and amortization in the first six months of 2012. The remaining increase was representative of increased amortization resulting from certain assets placed in service during 2011 and 2012.

Interest Expense

        Interest expense decreased $23.0 million, or 28%, to $59.9 million for the six months ended June 30, 2012, compared with interest expense of $82.9 million for the six months ended June 30, 2011. The decrease in interest expense was primarily representative of $14.5 million in interest expense incurred in the second quarter of 2011 in connection with the settlement and termination of our $650 million notional swap agreement. In addition, interest expense decreased as a result of the second quarter 2011 prepayment of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by Term Loan B debt which had an interest rate of 5% at June 30, 2012, compared with Old Term Loan B debt which had an interest rate of approximately 3% until its prepayment in May 2011. The decrease in interest expense was also partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio sold in 2012 as compared with 2011, as well as an increase in the cost of funds, which began in the second quarter of 2011.

Other (Income) Expense

        We had other income of $0.4 million for the six months ended June 30, 2012, compared with $7.3 million for the six months ended June 30, 2011. The change in other income was primarily representative of $5.9 million of contingent consideration that was reversed in the second quarter of 2011 and $1.0 million of contingent consideration recorded in 2012. The contingent consideration related to certain prior year acquisitions and the adjustments were based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met.

Loss on Extinguishment of Debt

        In May 2011, we terminated our previous credit facility, entered into as of April 20, 2007. In addition, in June 2011, we prepaid $450.0 million principal amount of the 8 3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from Term Loan B and cash on hand. In the second quarter of 2011, we recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our Old Term Loan B. In the second quarter of 2011, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of the 8 3/4% senior notes and the 10% senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

Income Taxes

        We had an effective tax rate of 43.6% for the six months ended June 30, 2012, compared with a tax benefit of 30.1% for the six months ended June 30, 2011. Excluding the effect of the discrete items in the first six months of 2012, our effective tax rate for the six months ended June 30, 2012 would have been 41.7%. During the first six months of 2011, our effective tax rate of 30.1% benefited from the reversal of $14.4 million in reserves for uncertain tax positions due to the expiration of certain statutes of limitations. Excluding the effect of the discrete items in the first six months of 2011, our effective tax rate for the six months ended June 30, 2011 would have been 43.9%. Income before income taxes includes the impact of $7.0 million and $10.4 million in profit interest expense for the six months ended June 30, 2012 and 2011, respectively, which is not deductible by us for income tax purposes.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
ADESA revenue	$534.4	$525.8
Cost of services*	295.4	298.7

Gross profit*	239.0	227.1
Selling, general and administrative	128.0	107.5
Depreciation and amortization	50.1	42.4

Operating profit	$60.9	$77.2

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $8.6 million, or 2%, to $534.4 million for the six months ended June 30, 2012, compared with $525.8 million for the six months ended June 30, 2011. The increase in revenue was primarily a result of a 10% increase in the number of vehicles sold, partially offset by an 8% decrease in revenue per vehicle sold to over $545 for the six months ended June 30, 2012, compared to over $590 for the six months ended June 30, 2011. OPENLANE accounted for approximately $42.6 million of ADESA's revenue for the six months ended June 30, 2012.

        The 8% decrease in revenue per vehicle sold was attributable to lower revenue per vehicle sold at OPENLANE. In addition, decreases in ancillary and related services resulted in decreased ADESA revenue of approximately $16.0 million, as well as fluctuations in the Canadian exchange rate, which resulted in decreased ADESA revenue of approximately $3.4 million. Partially offsetting the decreases in revenue was incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $12.8 million.

        The total number of used vehicles sold at ADESA increased 10% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011, and resulted in an increase in ADESA revenue of approximately $15.2 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased 6% for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. The decrease in same store volume sold was attributable to a decline in supplier inventory levels, partially offset by a 12% (excluding OPENLANE) increase in dealer consignment units sold in the first six months of 2012 compared with the first six months of 2011. Online sales volume for ADESA in the first six months of 2012 represented approximately 31% of the total vehicles sold by ADESA, which reflects the OPENLANE acquisition, compared with approximately 23% in the first six months of 2011.

        The used vehicle conversion percentage, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 59.0% (excluding OPENLANE) for the six months ended June 30, 2012, compared with 63.7% for the six months ended

June 30, 2011. The decrease in conversion rate is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the six months ended June 30, 2012, dealer consignment vehicles represented approximately 42% of used vehicles sold at ADESA, an increase from approximately 40% for the six months ended June 30, 2011.

Gross Profit

        For the six months ended June 30, 2012, gross profit for ADESA increased $11.9 million, or 5%, to $239.0 million, compared with $227.1 million for the six months ended June 30, 2011. Gross profit for ADESA was 44.7% of revenue for the six months ended June 30, 2012, compared with 43.2% of revenue for the six months ended June 30, 2011. The increase in gross profit as a percentage of revenue for the six months ended June 30, 2012, compared with the six months ended June 30, 2011 was primarily the result of the 10% increase in the number of vehicles sold and a 1% decrease in cost of services. The decrease in cost of services was attributable to decreases in ancillary and related services as well as favorable weather, partially offset by an increase in cost of services attributable to the acquisition of OPENLANE.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $20.5 million, or 19%, to $128.0 million for the six months ended June 30, 2012, compared with $107.5 million for the six months ended June 30, 2011, primarily due to the acquisition and integration of OPENLANE, which accounted for approximately $20.7 million of the increase, as well as an increase in incentive compensation and professional fees, partially offset by decreases in compensation expense, stock-based compensation expense and fluctuations in the Canadian exchange rate.

IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
IAA revenue	$366.7	$349.1
Cost of services*	216.8	201.4

Gross profit*	149.9	147.7
Selling, general and administrative	37.9	39.6
Depreciation and amortization	33.7	32.5

Operating profit	$78.3	$75.6

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $17.6 million, or 5%, to $366.7 million for the six months ended June 30, 2012, compared with $349.1 million for the six months ended June 30, 2011. The increase in revenue was a result of an increase in overall vehicles sold of approximately 5% for the six months ended June 30, 2012. Included in the growth of units sold is an increase in the sale of vehicles sold under purchase agreements, in which the entire selling price of the vehicle is recorded as revenue. Vehicles sold under purchase agreements represented approximately 7% of total salvage vehicles sold for the six months ended June 30, 2012. Online sales volumes for IAA for the six months ended June 30, 2012 and 2011 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the six months ended June 30, 2012, gross profit at IAA increased to $149.9 million, or 40.9% of revenue, compared with $147.7 million, or 42.3% of revenue, for the six months ended June 30, 2011. The gross profit increase was primarily the result of the 5% increase in revenue. The decrease in gross profit as a percentage of revenue was attributable to increases in yard and auction expenses specifically pertaining to reconditioning, processing and towing costs related to the increase in volume, as well as the impact of an increase in vehicles sold under purchase agreements, as the cost of the vehicles are included in the cost of services.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $1.7 million, or 4%, to $37.9 million for the six months ended June 30, 2012, compared with $39.6 million for the six months ended June 30, 2011. The decrease in selling, general and administrative expenses was attributable to decreases in stock-based compensation expense and incentive-based compensation expense.

AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2012	2011
AFC revenue
Interest and fee income	$92.9	$79.2
Other revenue	5.3	5.8
Provision for credit losses	(4.5)	(2.5)

Total AFC revenue	93.7	82.5
Cost of services*	20.4	18.8

Gross profit*	73.3	63.7
Selling, general and administrative	11.1	10.6
Depreciation and amortization	11.9	12.4

Operating profit	$50.3	$40.7

Loan transactions	611,813	523,743
Revenue per loan transaction	$153	$158

*
Exclusive of depreciation and amortization

Revenue

        For the six months ended June 30, 2012, AFC revenue increased $11.2 million, or 14%, to $93.7 million, compared with $82.5 million for the six months ended June 30, 2011. The increase in revenue was the result of a 17% increase in loan transactions to 611,813 for the six months ended June 30, 2012, compared with the same period in 2011, partially offset by a 3% decrease in revenue per loan transaction for the six months ended June 30, 2012. In addition, managed receivables increased to $935.5 million at June 30, 2012 from $789.5 million at June 30, 2011.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased primarily as a result of an increase in the provision for credit losses and a decrease in average loan values, partially offset by an increase in the average portfolio duration.

Gross Profit

        For the six months ended June 30, 2012, gross profit for the AFC segment increased $9.6 million, or 15%, to $73.3 million, compared with $63.7 million for the six months ended June 30, 2011, primarily as a result of a 14% increase in revenue, partially offset by a 9% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense associated with an increase in the number of employees.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC increased $0.5 million, or 5%, for the six months ended June 30, 2012, compared with the six months ended June 30, 2011. The increase was primarily the result of increases in compensation expense, incentive-based compensation expense and travel costs, partially offset by a decrease in professional fees.

Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Selling, general and administrative	$40.6	$44.4
Depreciation and amortization	0.9	0.4

Operating loss	$(41.5)	$(44.8)

Selling, General and Administrative Expenses

        For the six months ended June 30, 2012, selling, general and administrative expenses at the holding company decreased $3.8 million, or 9%, to $40.6 million, compared with $44.4 million for the six months ended June 30, 2011, primarily as a result of a decrease in stock-based compensation expense, partially offset by an increase in professional fees and OPENLANE integration costs.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Cash and cash equivalents	$117.1	$97.4	$200.3
Restricted cash	9.3	8.2	6.8
Working capital	274.9	177.0	286.6
Amounts available under credit facility*	250.0	181.1	250.0
Cash flow from operations	170.3		157.5

*
There were related outstanding letters of credit totaling approximately $23.8 million, $28.5 million and $29.6 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, which reduced the amount available for borrowings under the credit facility.

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

        Our available cash, which excludes cash in transit, was $83.9 million at June 30, 2012. Of this amount, approximately $43.5 million was held by foreign subsidiaries and considered to be permanently reinvested in our non-U.S. businesses. If the funds held by our foreign subsidiaries were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

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

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility ("Term Loan B") and a $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement dated as of May 19, 2011 (the "Credit Agreement"). The credit facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness, as defined in the Credit Agreement). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the credit facility. The interest rate on Term Loan B was 5.0% at June 30, 2012.

        On June 30, 2012, $1,683.0 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $23.8 million at June 30, 2012, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of June 30, 2012. However, there were related letters of credit outstanding totaling approximately C$2.2 million at June 30, 2012, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

        Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. The maximum consolidated senior secured leverage ratio cannot exceed 4.25 to 1.0 as of the last day of any fiscal quarter through September 30, 2012. Beginning with the quarter ending December 31, 2012, the ratio cannot exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the credit facility until it reaches 2.5 to 1.0 at December 31, 2015. Our actual consolidated senior secured leverage ratio was 3.3 to 1.0 at June 30, 2012.

        In addition, the indenture governing our floating rate senior notes contains certain financial and operational restrictions that, similar to the Credit Agreement, limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our floating rate senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our floating rate senior notes at June 30, 2012.

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

Securitization Facilities

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at June 30, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at June 30, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        AFC managed total finance receivables of $935.5 million and $883.2 million at June 30, 2012 and December 31, 2011, respectively. AFC's allowance for losses was $9.0 million at June 30, 2012 and December 31, 2011.

        As of June 30, 2012 and December 31, 2011, $928.1 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $634.1 million and $610.3 million of obligations collateralized by finance receivables at June 30, 2012 and December 31, 2011, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At June 30, 2012, we were in compliance with the covenants in the securitization agreements.

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

        The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$7.3	$16.2	$16.2	$(15.8)	$23.9
Add back:
Income taxes	7.7	11.0	9.3	(7.8)	20.2
Interest expense, net of interest income	0.3	0.4	3.7	25.2	29.6
Depreciation and amortization	25.1	16.6	5.8	0.5	48.0
Intercompany	15.3	9.5	(4.4)	(20.4)	—

EBITDA	55.7	53.7	30.6	(18.3)	121.7
Adjustments	5.0	0.5	(2.3)	3.2	6.4

Adjusted EBITDA	$60.7	$54.2	$28.3	$(15.1)	$128.1

	Three Months Ended June 30, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$17.9	$20.7	$13.1	$(66.0)	$(14.3)
Add back:
Income taxes	13.1	12.6	8.1	(40.7)	(6.9)
Interest expense, net of interest income	0.2	0.5	3.0	45.9	49.6
Depreciation and amortization	21.0	16.1	6.2	0.3	43.6
Intercompany	9.5	9.6	(3.6)	(15.5)	—

EBITDA	61.7	59.5	26.8	(76.0)	72.0
Adjustments	3.7	(3.6)	(1.6)	61.6	60.1

Adjusted EBITDA	$65.4	$55.9	$25.2	$(14.4)	$132.1

	Six Months Ended June 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$16.3	$34.5	$32.5	$(33.4)	$49.9
Add back:
Income taxes	14.9	23.1	18.9	(18.3)	38.6
Interest expense, net of interest income	0.6	0.8	7.4	51.1	59.9
Depreciation and amortization	50.1	33.7	11.9	0.9	96.6
Intercompany	30.2	19.2	(8.5)	(40.9)	—

EBITDA	112.1	111.3	62.2	(40.6)	245.0
Adjustments	10.9	2.5	(4.8)	9.4	18.0

Adjusted EBITDA	$123.0	$113.8	$57.4	$(31.2)	$263.0

	Six Months Ended June 30, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$43.7	$39.9	$28.1	$(86.2)	$25.5
Add back:
Income taxes	11.0	22.0	14.3	(53.2)	(5.9)
Interest expense, net of interest income	0.4	1.1	5.1	76.2	82.8
Depreciation and amortization	42.4	32.5	12.4	0.4	87.7
Intercompany	22.7	19.2	(6.8)	(35.1)	—

EBITDA	120.2	114.7	53.1	(97.9)	190.1
Adjustments	6.9	(1.2)	(3.0)	66.6	69.3

Adjusted EBITDA	$127.1	$113.5	$50.1	$(31.3)	$259.4

        Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2012
(Dollars in millions)	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net income (loss)	$32.2	$14.5	$26.0	$23.9	$96.6
Add back:
Income taxes	14.7	9.0	18.4	20.2	62.3
Interest expense, net of interest income	29.3	30.7	30.3	29.6	119.9
Depreciation and amortization	43.8	48.3	48.6	48.0	188.7

EBITDA	120.0	102.5	123.3	121.7	467.5
Nonrecurring charges	5.8	5.2	5.4	3.2	19.6
Noncash charges	(7.5)	7.1	9.1	6.1	14.8
AFC interest expense	(2.6)	(2.7)	(2.9)	(2.9)	(11.1)

Adjusted EBITDA	$115.7	$112.1	$134.9	$128.1	$490.8

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Net cash provided by (used by):
Operating activities	$170.3	$157.5
Investing activities	(95.1)	(60.1)
Financing activities	(55.1)	(17.5)
Effect of exchange rate on cash	(0.4)	1.3

Net increase in cash and cash equivalents	$19.7	$81.2

        Cash flow from operating activities was $170.3 million for the six months ended June 30, 2012, compared with $157.5 million for the six months ended June 30, 2011. The increase in operating cash flow was primarily impacted by the increase in net income and the changes in operating assets and liabilities for the six months ended June 30, 2012, compared with the six months ended June 30, 2011.

        Net cash used by investing activities was $95.1 million for the six months ended June 30, 2012, compared with $60.1 million for the six months ended June 30, 2011. The increase in net cash used by investing activities was primarily the result of the changes in finance receivables held for investment and changes in restricted cash balances. Partially offsetting the aforementioned activities were lower levels of spending on acquisitions and capital items, as we spent $3.7 million less on acquisitions and $2.0 million less on capital items in the first six months of 2012 compared with the same period in 2011. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Net cash used by financing activities was $55.1 million for the six months ended June 30, 2012, compared with $17.5 million for the six months ended June 30, 2011. The change in net cash used by financing activities was primarily attributable to the repayment of $68.9 million that was outstanding on our revolving credit facility, as well as a smaller increase in book overdrafts for the six months ended June 30, 2012, compared with the six months ended June 30, 2011.

Capital Expenditures

        Capital expenditures for the six months ended June 30, 2012 and 2011 approximated $37.3 million and $39.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $90 million for fiscal year 2012, compared with $85.8 million for the year ended December 31, 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Contractual Obligations

        The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations, operating leases and postretirement benefit payments were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. Since December 31, 2011, there have been no material changes to the contractual obligations of the Company, other than in the first quarter of 2012, in which we repaid the $68.9 million that was outstanding on our revolving credit facility at December 31, 2011.

        See Note 6 to the Consolidated Financial Statements, included elsewhere in this Interim Report on Form 10-Q, for additional information about the item described above. For additional information regarding our contractual cash obligations as of December 31, 2011, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 28, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.6 million and $0.7 million for the three and six months ended June 30, 2012, respectively. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the six months ended June 30, 2012 or 2011.

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

        A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and six months ended June 30, 2012 would have resulted in an increase in interest expense of approximately $0.4 million and $1.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IAA—Carteret

        In November 2011, the Borough of Carteret, New Jersey ("Carteret"), sued Insurance Auto Auctions Corp. ("IAA") seeking injunctive relief, statutory fines and other damages, alleging violations of state and local laws prohibiting the release of contaminants onto the lands and into the waters of

New Jersey and Carteret. Carteret alleges that its investigator observed leaking vehicles, soil staining and water runoff at IAA's Carteret, New Jersey, facility during a period from August 2011 through September 2011 that had the potential to enter the municipal sewer system. IAA denies Carteret's allegations. The case is pending in the Superior Court of New Jersey, Middlesex County, Chancery Division under Case number MID-C-234-11. The ultimate outcome of this litigation is not expected to have a material adverse effect upon the Company's operations, financial condition or financial statements taken as a whole.

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

KAR Auction Services, Inc. (Registrant)
Date: August 7, 2012	/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the "Floating Senior Indenture"), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011

10.2	Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011

10.4	*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008

10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.11	*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011

10.12	*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.13a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.13b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.14	*	Severance and Consulting Agreement, dated August 15, 2011, between Peter Kelly and ADESA, Inc.	10-K	001-34568	10.14	2/28/2012

10.15	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.16b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012

10.16c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012

10.16d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012

10.17a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.17b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.17c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.18	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.19a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.19b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.19c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.19d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.19f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.20a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q/A	001-34568	10.20	1/17/2012

10.20b		Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 20, 2011	10-K	001-34568	10.20b	2/28/2012

10.20c	^	Amendment No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated October 12, 2011	10-K	001-34568	10.20c	2/28/2012

10.20d	^	Amendment No. 3 to Fourth Amended and Restated Receivables Purchase Agreement, dated April 2, 2012					X

10.21	^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q/A	001-34568	10.22	1/17/2012

10.22a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.24a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.26a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.27a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.27b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.28b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.29a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.29b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.30		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.31	*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.32a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.32b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.32c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.33	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.34	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.35	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.36	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.37		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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