Form 10-Q
period 2012-09-30
KAR Auction Services, Inc.
filed 2012-11-07
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

        As of October 31, 2012, 136,635,331 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues
ADESA Auction Services	$257.0	$241.3	$791.4	$767.1
IAA Salvage Services	167.4	164.7	534.1	513.8
AFC	50.5	43.1	144.2	125.6

Total operating revenues	474.9	449.1	1,469.7	1,406.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	264.1	247.3	796.7	766.2
Selling, general and administrative	102.3	80.4	319.9	282.5
Depreciation and amortization	46.8	43.8	143.4	131.5

Total operating expenses	413.2	371.5	1,260.0	1,180.2

Operating profit	61.7	77.6	209.7	226.3
Interest expense	29.9	29.4	89.8	112.3
Other (income) expense, net	(1.2)	1.3	(1.6)	(6.0)
Loss on extinguishment of debt	0	0	0	53.5

Income before income taxes	33.0	46.9	121.5	66.5
Income taxes	13.8	14.7	52.4	8.8

Net income	$19.2	$32.2	$69.1	$57.7

Net income per share
Basic	$0.14	$0.24	$0.51	$0.42

Diluted	$0.14	$0.23	$0.50	$0.42

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$19.2	$32.2	$69.1	$57.7

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	8.7	(26.8)	9.8	(16.7)
Unrealized gain (loss) on interest rate deriviatives, net of tax of $0 and $0.1 for the three months ended September 30, 2012 and 2011, and $0.2 and $1.0 for the nine months ended September 30, 2012 and 2011	0	0.1	(0.4)	1.6
Early termination of swap agreement, net of tax of $5.5 for the nine months ended September 30, 2011	0	0	0	9.0

Total other comprehensive income (loss), net of tax	8.7	(26.7)	9.4	(6.1)

Comprehensive income	$27.9	$5.5	$78.5	$51.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$163.7	$97.4
Restricted cash	7.7	8.2
Trade receivables, net of allowances of $5.7 and $6.4	385.3	297.4
Finance receivables, net of allowances of $8.0 and $9.0	930.5	874.2
Deferred income tax assets	37.6	37.5
Other current assets	62.9	58.5

Total current assets	1,587.7	1,373.2
Other assets
Goodwill	1,679.7	1,679.5
Customer relationships, net of accumulated amortization of $386.5 and $325.8	639.1	694.0
Other intangible assets, net of accumulated amortization of $164.5 and $139.5	298.6	305.9
Unamortized debt issuance costs	23.4	28.6
Other assets	8.7	11.2

Total other assets	2,649.5	2,719.2
Property and equipment, net of accumulated depreciation of $405.8 and $362.4	688.8	686.7

Total assets	$4,926.0	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$465.3	$367.8
Accrued employee benefits and compensation expenses	54.3	57.7
Accrued interest	2.5	2.3
Other accrued expenses	75.6	71.7
Income taxes payable	20.1	0.5
Obligations collateralized by finance receivables	633.5	610.3
Current maturities of long-term debt	17.0	85.9

Total current liabilities	1,268.3	1,196.2
Non-current liabilities
Long-term debt	1,805.2	1,816.9
Deferred income tax liabilities	306.1	323.9
Other liabilities	101.0	98.9

Total non-current liabilities	2,212.3	2,239.7
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2012: 136,619,187
December 31, 2011: 136,271,358	1.4	1.4
Additional paid-in capital	1,430.1	1,406.4
Accumulated deficit	(23.6)	(92.7)
Accumulated other comprehensive income	37.5	28.1

Total stockholders' equity	1,445.4	1,343.2

Total liabilities and stockholders' equity	$4,926.0	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statement of Stockholders' Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2
Net income				69.1		69.1
Other comprehensive income, net of tax					9.4	9.4
Issuance of common stock under stock plans	0.3		2.8			2.8
Stock-based compensation expense			20.9			20.9

Balance at September 30, 2012	136.6	$1.4	$1,430.1	$(23.6)	$37.5	$1,445.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$69.1	$57.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143.4	131.5
Provision for credit losses	6.8	5.1
Deferred income taxes	(18.6)	(11.8)
Amortization of debt issuance costs	5.2	8.3
Stock-based compensation	20.9	10.7
Contingent consideration adjustment	1.0	(4.6)
Gain on disposal of fixed assets	(1.7)	(0.2)
Loss on extinguishment of debt	0	53.5
Other non-cash, net	7.6	6.4
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(95.3)	(44.9)
Accounts payable and accrued expenses	99.6	(6.2)

Net cash provided by operating activities	238.0	205.5
Investing activities
Net increase in finance receivables held for investment	(57.4)	(40.1)
Acquisition of businesses, net of cash acquired	(0.5)	(4.5)
Purchases of property, equipment and computer software	(60.8)	(64.2)
Proceeds from the sale of property and equipment	5.7	0.2
Decrease in restricted cash	0.5	1.9

Net cash used by investing activities	(112.5)	(106.7)
Financing activities
Net increase in book overdrafts	10.8	58.4
Net decrease in borrowings from lines of credit	(68.9)	0
Net increase in obligations collateralized by finance receivables	20.6	22.6
Proceeds from long-term debt	0	1,691.5
Payments for debt issuance costs	0	(30.6)
Payments on long-term debt	(12.8)	(1,148.8)
Payment for early extinguishment of debt	0	(600.7)
Payments on capital leases	(10.6)	(6.1)
Payments of contingent consideration and deferred acquisition costs	(4.2)	(2.4)
Initial net investment for interest rate caps	0	(1.1)
Issuance of common stock under stock plans	2.8	6.0

Net cash used by financing activities	(62.3)	(11.2)
Effect of exchange rate changes on cash	3.1	(3.1)

Net increase in cash and cash equivalents	66.3	84.5
Cash and cash equivalents at beginning of period	97.4	119.1

Cash and cash equivalents at end of period	$163.7	$203.6

Cash paid for interest	$80.9	$109.8
Cash paid for taxes, net of refunds	$44.5	$29.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals necessary, for a fair statement of our financial results for the periods

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

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

Reclassifications and Revisions

        Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in the past, certain AFC fees collected from customers were netted against cost of services as well as certain selling, general and administrative expenses. For the three and nine months ended September 30, 2011, AFC's revenue, cost of services and selling, general and administrative expenses have been revised, resulting in an increase in revenue as well as the related expenses, with no impact on net income.

Business and Nature of Operations

        As of September 30, 2012, we have a network of online whole car auctions, 68 ADESA whole car auction sites and 161 IAA salvage vehicle auction sites. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

        IAA is one of the two largest providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound transportation logistics, inspections, evaluations, salvage recovery services, titling and settlement administrative services.

        AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 104 locations throughout the United States and Canada at September 30, 2012. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA and other used vehicle and salvage auctions.

Note 2—Acquisitions

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. In the first nine months of 2012, we recorded contingent consideration of approximately $1.0 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met. In the first nine months of 2011, we reversed contingent consideration of approximately $4.6 million. The contingent consideration adjustments were recorded to "Other (income) expense, net" in the consolidated statements of income.

Note 3—Stock-Based Compensation Plans

        We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. Through the first nine months of 2012, we granted approximately 0.7 million service options with a weighted average exercise price of $16.18 per share under the Omnibus Plan. The service options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the grant date. The weighted average fair value of the service options granted through the first nine months of 2012 was $4.94 per share. The fair value of service options granted was estimated on the dates of grant using the Black-Scholes option pricing model with an expected life of 4 years, an expected volatility of 38% and an average risk free interest rate of 0.59%.

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

September 30, 2012 (Unaudited)

Note 3—Stock-Based Compensation Plans (Continued)

remeasured each reporting period at fair value. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service options	$0.7	$0.3	$1.9	$0.7
Exit options	1.9	4.1	7.0	12.5
KAR LLC profit interests	2.7	(6.8)	6.4	(0.9)
Axle LLC profit interests	2.3	(6.1)	5.6	(1.6)

Total	$7.6	$(8.5)	$20.9	$10.7

        There is no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. The total income tax benefit recognized in the consolidated statement of income for options was approximately $0.9 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $3.1 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 4—Net Income Per Share

        The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$19.2	$32.2	$69.1	$57.7

Weighted average common shares outstanding	136.5	136.3	136.4	135.9
Effect of dilutive stock options	2.7	1.8	2.4	1.8

Weighted average common shares outstanding and potential common shares	139.2	138.1	138.8	137.7

Net income per share
Basic	$0.14	$0.24	$0.51	$0.42

Diluted	$0.14	$0.23	$0.50	$0.42

        Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per share are excluded from the calculations. Approximately 0.4 million and 1.0 million

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 4—Net Income Per Share (Continued)

options were excluded from the calculation of diluted net income per share for the three months ended September 30, 2012 and 2011, respectively, and approximately 0.8 million and 1.0 million options were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2012 and 2011, respectively. Total options outstanding at September 30, 2012 and 2011 were 9.7 million and 9.0 million, respectively.

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at September 30, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at September 30, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2012
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses Three Months Ended September 30, 2012	Net Credit Losses Nine Months Ended September 30, 2012
Floorplan receivables	$930.6	$3.4	$0.9	$5.4
Special purpose loans	7.9	0	0.2	0.2

Total receivables managed	$938.5	$3.4	$1.1	$5.6

	December 31, 2011
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses Three Months Ended September 30, 2011	Net Credit Losses Nine Months Ended September 30, 2011
Floorplan receivables	$877.6	$3.3	$1.0	$4.5
Special purpose loans	5.6	0.3	0	0

Total receivables managed	$883.2	$3.6	$1.0	$4.5

        AFC's allowance for losses was $8.0 million and $9.0 million at September 30, 2012 and December 31, 2011.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables (Continued)

        As of September 30, 2012 and December 31, 2011, $929.3 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $633.5 million and $610.3 million of obligations collateralized by finance receivables at September 30, 2012 and December 31, 2011, respectively.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2012, we were in compliance with the covenants in the securitization agreements.

Note 6—Long-Term Debt

        Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	September 30, 2012	December 31, 2011
Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	$1,678.7	$1,691.5
$250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	0	68.9
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Canadian line of credit	CAD Prime + 1.5%	Repayable upon demand	0	0

Total debt			1,828.7	1,910.4

Unamortized debt discount			(6.5)	(7.6)
Current portion of long-term debt			(17.0)	(85.9)

Long-term debt			$1,805.2	$1,816.9

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility (Term Loan B in the table above) and a $250 million, five-year senior secured revolving credit facility ($250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement dated as of May 19, 2011. The Credit Facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility. The interest rate on Term Loan B was 5.0% at September 30, 2012.

        There were no borrowings on the revolving credit facility at September 30, 2012. On December 31, 2011, $68.9 million was outstanding on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $22.8 million and $28.5 million at September 30, 2012 and December 31, 2011, respectively, which reduce the amount available for borrowings under the credit facility.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 6—Long-Term Debt (Continued)

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at September 30, 2012.

Fair Value of Debt

        As of September 30, 2012, the estimated fair value of our long-term debt amounted to $1,832.8 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of September 30, 2012. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 7—Derivatives

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. In August 2011, we purchased three interest rate caps for approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013. The unamortized portion of the $1.1 million investment is recorded in "Other current assets" or "Other assets" on the consolidated balance sheet, based on the remaining term of the investment, and is being amortized over the remaining life of the interest rate caps to interest expense. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

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

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Aggregate $925 million notional interest rate caps	Other current assets	$0	Other assets	$1.0	Other accrued expenses	$0	Other accrued expenses	$0

        The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the first nine months of 2012 or 2011. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At September 30, 2012, there was a net unrealized loss totaling $0.3 million, net of tax benefits of $0.2 million. At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. The following table presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2012	2011		2012	2011
Aggregate $925 million notional interest rate caps	$0	$0.2	Interest expense	$0	$0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 7—Derivatives (Continued)

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2012	2011		2012	2011
Aggregate $925 million notional interest rate caps	$(0.6)	$0.2	Interest expense	$0	$0
$650 million notional interest rate swap*	N/A	$2.1	Interest expense	N/A	$(18.6)
$250 million notional interest rate cap*	N/A	$0.3	N/A	N/A	$0

*
In connection with entering into the Credit Facility in May 2011, we de-designated our $650 million notional interest rate swap and entered into a swap termination agreement related to our previous credit agreement. Our $250 million notional interest rate cap, related to our previous credit agreement, matured on June 30, 2011.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 9—Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, net of related tax effects, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Foreign currency translation gain	$37.6	$27.8
Unrealized gain (loss) on interest rate derivatives	(0.3)	0.1
Unrealized gain on postretirement benefit obligation	0.2	0.2

Accumulated other comprehensive income	$37.5	$28.1

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

        The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 10—Segment Information (Continued)

the holding company. Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$257.0	$167.4	$50.5	$0	$474.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	147.2	106.0	10.9	0	264.1
Selling, general and administrative	61.6	14.8	5.0	20.9	102.3
Depreciation and amortization	23.5	17.1	5.7	0.5	46.8

Total operating expenses	232.3	137.9	21.6	21.4	413.2

Operating profit (loss)	24.7	29.5	28.9	(21.4)	61.7
Interest expense	0.2	0.3	3.8	25.6	29.9
Other (income) expense, net	(0.7)	(0.2)	0	(0.3)	(1.2)
Intercompany expense (income)	15.0	9.5	(4.6)	(19.9)	0

Income (loss) before income taxes	10.2	19.9	29.7	(26.8)	33.0
Income taxes	4.6	7.7	10.9	(9.4)	13.8

Net income (loss)	$5.6	$12.2	$18.8	$(17.4)	$19.2

Assets	$2,402.1	$1,164.5	$1,323.8	$35.6	$4,926.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 10—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$241.3	$164.7	$43.1	$0	$449.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	137.7	100.0	9.6	0	247.3
Selling, general and administrative	50.1	20.3	5.6	4.4	80.4
Depreciation and amortization	20.8	16.4	6.2	0.4	43.8

Total operating expenses	208.6	136.7	21.4	4.8	371.5

Operating profit (loss)	32.7	28.0	21.7	(4.8)	77.6
Interest expense	0.2	0.5	3.4	25.3	29.4
Other (income) expense, net	(0.3)	1.3	0	0.3	1.3
Intercompany expense (income)	14.8	9.6	(3.8)	(20.6)	0

Income (loss) before income taxes	18.0	16.6	22.1	(9.8)	46.9
Income taxes	3.9	6.9	8.0	(4.1)	14.7

Net income (loss)	$14.1	9.7	$14.1	$(5.7)	$32.2

Assets	$2,194.6	$1,172.0	$1,204.7	$40.3	$4,611.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 10—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$791.4	$534.1	$144.2	$0	$1,469.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	442.6	322.8	31.3	0	796.7
Selling, general and administrative	189.6	52.7	16.1	61.5	319.9
Depreciation and amortization	73.6	50.8	17.6	1.4	143.4

Total operating expenses	705.8	426.3	65.0	62.9	1,260.0

Operating profit (loss)	85.6	107.8	79.2	(62.9)	209.7
Interest expense	0.8	1.1	11.2	76.7	89.8
Other (income) expense, net	(1.8)	0.5	0	(0.3)	(1.6)
Intercompany expense (income)	45.2	28.7	(13.1)	(60.8)	0

Income (loss) before income taxes	41.4	77.5	81.1	(78.5)	121.5
Income taxes	19.5	30.8	29.8	(27.7)	52.4

Net income (loss)	$21.9	$46.7	$51.3	$(50.8)	$69.1

        Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$767.1	$513.8	$125.6	$0	$1,406.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	436.4	301.4	28.4	0	766.2
Selling, general and administrative	157.6	59.9	16.2	48.8	282.5
Depreciation and amortization	63.2	48.9	18.6	0.8	131.5

Total operating expenses	657.2	410.2	63.2	49.6	1,180.2

Operating profit (loss)	109.9	103.6	62.4	(49.6)	226.3
Interest expense	0.7	1.6	8.5	101.5	112.3
Other (income) expense, net	(1.0)	(5.3)	0	0.3	(6.0)
Loss on extinguishment of debt	0	0	0	53.5	53.5
Intercompany expense (income)	37.5	28.8	(10.6)	(55.7)	0

Income (loss) before income taxes	72.7	78.5	64.5	(149.2)	66.5
Income taxes	14.9	28.9	22.3	(57.3)	8.8

Net income (loss)	$57.8	$49.6	$42.2	$(91.9)	$57.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information

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

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$354.0	$120.9	$0	$474.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	226.8	37.3	0	264.1
Selling, general and administrative	5.8	81.3	15.2	0	102.3
Depreciation and amortization	0	41.5	5.3	0	46.8

Total operating expenses	5.8	349.6	57.8	0	413.2

Operating profit (loss)	(5.8)	4.4	63.1	0	61.7
Interest expense	11.5	14.0	4.4	0	29.9
Other (income) expense, net	0	(0.5)	(0.7)	0	(1.2)
Intercompany expense (income)	0	(5.0)	5.0	0	0

Income (loss) before income taxes	(17.3)	(4.1)	54.4	0	33.0
Income taxes	(5.8)	1.2	18.4	0	13.8

Net income (loss)	$(11.5)	$(5.3)	$36.0	$0	$19.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$334.9	$114.2	$0	$449.1

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	209.5	37.8	0	247.3
Selling, general and administrative	(11.8)	79.6	12.6	0	80.4
Depreciation and amortization	0	37.9	5.9	0	43.8

Total operating expenses	(11.8)	327.0	56.3	0	371.5

Operating profit (loss)	11.8	7.9	57.9	0	77.6
Interest expense	10.9	14.6	3.9	0	29.4
Other income, net	0	1.8	(0.5)	0	1.3
Intercompany expense (income)	0	(4.4)	4.4	0	0

Income (loss) before income taxes	0.9	(4.1)	50.1	0	46.9
Income taxes	(1.6)	(1.7)	18.0	0	14.7

Net income (loss)	$2.5	$(2.4)	$32.1	$0	$32.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$1,109.7	$360.0	$0	$1,469.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	683.9	112.8	0	796.7
Selling, general and administrative	14.6	258.7	46.6	0	319.9
Depreciation and amortization	0	125.9	17.5	0	143.4

Total operating expenses	14.6	1,068.5	176.9	0	1,260.0

Operating profit (loss)	(14.6)	41.2	183.1	0	209.7
Interest expense	34.4	42.5	12.9	0	89.8
Other (income) expense, net	0	(0.1)	(1.5)	0	(1.6)
Intercompany expense (income)	0	(14.0)	14.0	0	0

Income (loss) before income taxes	(49.0)	12.8	157.7	0	121.5
Income taxes	(17.0)	14.4	55.0	0	52.4

Net income (loss)	$(32.0)	$(1.6)	$102.7	$0	$69.1

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$1,058.5	$348.0	$0	$1,406.5

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	647.1	119.1	0	766.2
Selling, general and administrative	0.8	242.0	39.7	0	282.5
Depreciation and amortization	0	113.2	18.3	0	131.5

Total operating expenses	0.8	1,002.3	177.1	0	1,180.2

Operating profit (loss)	(0.8)	56.2	170.9	0	226.3
Interest expense	57.5	44.9	9.9	0	112.3
Other income, net	0	(4.7)	(1.3)	0	(6.0)
Loss on extinguishment of debt	53.5	0	0	0	53.5
Intercompany expense (income)	0	(13.1)	13.1	0	0

Income (loss) before income taxes	(111.8)	29.1	149.2	0	66.5
Income taxes	(42.7)	(0.7)	52.2	0	8.8

Net income (loss)	$(69.1)	$29.8	$97.0	$0	$57.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(11.5)	$(5.3)	$36.0	$0	$19.2

Other comprehensive income
Foreign currency translation gain	0	0	8.7	0	8.7

Total other comprehensive income	0	0	8.7	0	8.7

Comprehensive income (loss)	$(11.5)	$(5.3)	$44.7	$0	$27.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$2.5	$(2.4)	$32.1	$0	$32.2

Other comprehensive income (loss)
Foreign currency translation gain (loss)	0	0	(26.8)	0	(26.8)
Unrealized gain on interest rate deriviatives, net of tax	0.1	0	0	0	0.1

Total other comprehensive income (loss)	0.1	0	(26.8)	0	(26.7)

Comprehensive income (loss)	$2.6	$(2.4)	$5.3	$0	$5.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(32.0)	$(1.6)	$102.7	$0	$69.1

Other comprehensive income (loss)
Foreign currency translation gain	0	0	9.8	0	9.8
Unrealized gain (loss) on interest rate deriviatives, net of tax	(0.4)	0	0	0	(0.4)

Total other comprehensive income (loss)	(0.4)	0	9.8	0	9.4

Comprehensive income (loss)	$(32.4)	$(1.6)	$112.5	$0	$78.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(69.1)	$29.8	$97.0	$0	$57.7

Other comprehensive income (loss)
Foreign currency translation gain (loss)	0	0	(16.7)	0	(16.7)
Unrealized gain on interest rate deriviatives, net of tax	1.6	0	0	0	1.6
Early termination of swap agreement, net of tax	9.0	0	0	0	9.0

Total other comprehensive income (loss)	10.6	0	(16.7)	0	(6.1)

Comprehensive income (loss)	$(58.5)	$29.8	$80.3	$0	$51.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0	$116.5	$47.2	$0	$163.7
Restricted cash	0	0	7.7	0	7.7
Trade receivables, net of allowances	0	320.2	89.8	(24.7)	385.3
Finance receivables, net of allowances	0	9.1	921.4	0	930.5
Deferred income tax assets	0.1	37.5	0	0	37.6
Other current assets	0.5	52.7	9.7	0	62.9

Total current assets	0.6	536.0	1,075.8	(24.7)	1,587.7
Other assets
Investments in and advances to affiliates, net	2,411.3	359.0	162.0	(2,932.3)	0
Goodwill	0	1,674.7	5.0	0	1,679.7
Customer relationships, net of accumulated amortization	0	537.2	101.9	0	639.1
Other intangible assets, net of accumulated amortization	0	297.9	0.7	0	298.6
Unamortized debt issuance costs	19.7	0	3.7	0	23.4
Other assets	0	8.1	0.6	0	8.7

Total other assets	2,431.0	2,876.9	273.9	(2,932.3)	2,649.5
Property and equipment, net of accumulated depreciation	0	552.0	136.8	0	688.8

Total assets	$2,431.6	$3,964.9	$1,486.5	$(2,957.0)	$4,926.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet (Continued)
As of September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$438.5	$51.5	$(24.7)	$465.3
Accrued employee benefits and compensation expenses	0	47.4	6.9	0	54.3
Accrued interest	2.3	0	0.2	0	2.5
Other accrued expenses	0	63.4	12.2	0	75.6
Income taxes payable	0	20.1	0	0	20.1
Obligations collateralized by finance receivables	0	0	633.5	0	633.5
Current maturities of long-term debt	17.0	0	0	0	17.0

Total current liabilities	19.3	569.4	704.3	(24.7)	1,268.3
Non-current liabilities
Investments by and advances from affiliates, net	160.5	0	0	(160.5)	0
Long-term debt	983.7	821.5	0	0	1,805.2
Deferred income tax liabilities	0	284.2	21.9	0	306.1
Other liabilities	0	83.7	17.3	0	101.0

Total non-current liabilities	1,144.2	1,189.4	39.2	(160.5)	2,212.3
Commitments and contingencies
Stockholders' equity
Total stockholders' equity	1,268.1	2,206.1	743.0	(2,771.8)	1,445.4

Total liabilities and stockholders' equity	$2,431.6	$3,964.9	$1,486.5	$(2,957.0)	$4,926.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

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

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

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

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$78.9	$102.7	$56.4	$0	$238.0

Investing activities
Net decrease (increase) in finance receivables held for investment	0	(6.3)	(51.1)	0	(57.4)
Acquisition of businesses, net of cash acquired	0	(0.5)	0	0	(0.5)
Purchases of property, equipment and computer software	0	(54.7)	(6.1)	0	(60.8)
Proceeds from sale of property and equipment	0	5.7	0	0	5.7
(Increase) decrease in restricted cash	0	0	0.5	0	0.5

Net cash (used by) provided by investing activities	0	(55.8)	(56.7)	0	(112.5)
Financing activities
Net increase (decrease) in book overdrafts	0	15.7	(4.9)	0	10.8
Net decrease in borrowings on lines of credit	(68.9)	0	0	0	(68.9)
Net increase (decrease) in obligations collateralized by finance receivables	0	0	20.6	0	20.6
Payments on long-term debt	(12.8)	0	0	0	(12.8)
Payments on capital leases	0	(10.2)	(0.4)	0	(10.6)
Payments of contingent consideration and deferred acquisition costs	0	(4.2)	0	0	(4.2)
Issuance of common stock under stock plans	2.8	0	0	0	2.8

Net cash provided by (used by) financing activities	(78.9)	1.3	15.3	0	(62.3)
Effect of exchange rate changes on cash	0	0	3.1	0	3.1

Net increase (decrease) in cash and cash equivalents	0	48.2	18.1	0	66.3
Cash and cash equivalents at beginning of period	0	68.3	29.1	0	97.4

Cash and cash equivalents at end of period	$0	$116.5	$47.2	$0	$163.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2012 (Unaudited)

Note 11—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$77.4	$62.1	$66.0	$0	$205.5

Investing activities
Net decrease (increase) in finance receivables held for investment	0	3.9	(44.0)	0	(40.1)
Acquisition of businesses, net of cash acquired	0	(4.5)	0	0	(4.5)
Purchases of property, equipment and computer software	0	(63.0)	(1.2)	0	(64.2)
Proceeds from sale of property, equipment and computer software	0	0.2	0	0	0.2
(Increase) decrease in restricted cash	0	0	1.9	0	1.9

Net cash (used by) provided by investing activities	0	(63.4)	(43.3)	0	(106.7)
Financing activities
Net increase (decrease) in book overdrafts	0	58.8	(0.4)	0	58.4
Net increase in obligations collateralized by finance receivables	0	0	22.6	0	22.6
Proceeds from long-term debt	1,691.5	0	0	0	1,691.5
Payments for debt issuance costs	(24.3)	(5.2)	(1.1)	0	(30.6)
Payments on long-term debt	(1,148.8)	0	0	0	(1,148.8)
Payments for early extinguishment of debt	(600.7)	0	0	0	(600.7)
Payments on capital leases	0	(5.7)	(0.4)	0	(6.1)
Payment of contingent consideration and deferred acquisition costs	0	(2.4)	0	0	(2.4)
Initial net investment for interest rate caps	(1.1)	0	0	0	(1.1)
Issuance of common stock under stock plans	6.0	0	0	0	6.0

Net cash provided by (used by) financing activities	(77.4)	45.5	20.7	0	(11.2)
Effect of exchange rate changes on cash	0	0	(3.1)	0	(3.1)

Net increase (decrease) in cash and cash equivalents	0	44.2	40.3	0	84.5
Cash and cash equivalents at beginning of period	0	99.3	19.8	0	119.1

Cash and cash equivalents at end of period	$0	$143.5	$60.1	$0	$203.6

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

  •
  The ADESA Auctions segment serves an international customer base through online auctions and through 68 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. OPENLANE, a leader in internet-based remarketing solutions, offers vehicles for sale from any location. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning, titling and other administrative services.

  •
  The IAA segment serves a domestic and international customer base through live and online auctions and through 161 salvage vehicle auction sites in the United States and Canada at September 30, 2012. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

  •
  The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2012, AFC conducted business at 104 locations in the United States and Canada.

        The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits, and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.

Industry Trends

Whole Car

        In 2010 and 2011, the North American whole car auction industry experienced supply shortages as a result of the impacts felt by the automotive industry over the last three years, including volatility in new vehicle sales, lease originations and repossessions. The supply shortages resulted in a decline in whole car auction volume compared to prior years. Used vehicles sold in North America through whole car auctions were 9.1 million, 8.4 million and 7.7 million in 2009, 2010, and 2011, respectively (excluding approximately 0.3 million used vehicles sold by OPENLANE in 2011). The supply shortages and resulting decline in industry auction volumes reflect a reduction in units sold by institutional consignors. This reduction has been partially offset by an increase in dealer consignment units sold in 2010 and 2011.

        Other reasons for the fluctuations in industry volumes, which may also impact future volumes include:

  •
  New car sales in the U.S. declined from 17.0 million in 2005 to 10.4 million in 2009. Although new vehicle sales have climbed over the last two years to approximately 12.8 million units in 2011, they are not anticipated to return to 2005 levels for the foreseeable future.

  •
  The decline in total new vehicle sales, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction.

  •
  When lease residuals are below wholesale vehicle values, more vehicles are purchased by either the consumer or the grounding dealer or by dealers in online auctions, prior to the vehicles being transported to a physical auction.

  •
  As used vehicle prices have increased over the last few years, new vehicle dealers have shifted to selling more used vehicles, which can offset lower new vehicle sales. Dealers can also offer financing, warranties and insurance services on their used vehicle sales. Despite an increase in the number of trade-ins dealers keep for retail sale, the number of trade-ins remarketed through whole car auctions has increased.

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

        Fluctuations in used vehicle and commodity pricing have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry has experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices moderate in 2013, proceeds, revenue and gross profit at salvage auctions may be impacted, which could also affect the level of profitability.

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

        Despite the negative factors and trends that impacted the automotive finance industry in 2008 and 2009, AFC's financial results have steadily improved since that time. AFC implemented a number of strategic initiatives in 2008 and early 2009 designed to tighten credit standards and reduce risk and exposure in its portfolio of finance receivables. These initiatives have resulted in a substantial improvement in the aging of the managed portfolio, which was over 99 percent current at September 30, 2012. In addition, AFC's managed portfolio of finance receivables grew approximately 17 percent from $802.9 million at September 30, 2011 to $938.5 million at September 30, 2012.

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

Results of Operations

Overview of Results of KAR Auction Services for the Three Months Ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2012	2011
Revenues
ADESA	$257.0	$241.3
IAA	167.4	164.7
AFC	50.5	43.1

Total revenues	474.9	449.1
Cost of services*	264.1	247.3

Gross profit*	210.8	201.8
Selling, general and administrative	102.3	80.4
Depreciation and amortization	46.8	43.8

Operating profit	61.7	77.6
Interest expense	29.9	29.4
Other (income) expense, net	(1.2)	1.3

Income before income taxes	33.0	46.9
Income taxes	13.8	14.7

Net income	$19.2	$32.2

Net income per share
Basic	$0.14	$0.24

Diluted	$0.14	$0.23

*
Exclusive of depreciation and amortization

        For the three months ended September 30, 2012, we had revenue of $474.9 million, compared with revenue of $449.1 million for the three months ended September 30, 2011, an increase of 6%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

        Depreciation and amortization increased $3.0 million, or 7%, to $46.8 million for the three months ended September 30, 2012, compared with $43.8 million for the three months ended September 30, 2011. The increase in depreciation and amortization was primarily representative of $4.2 million for OPENLANE in the third quarter of 2012, partially offset by a net decrease in depreciation and amortization as five year life computer software and technology assets, revalued as part of the April 20, 2007 merger between ADESA and IAA, became fully amortized.

Interest Expense

        Interest expense increased $0.5 million, or 2%, to $29.9 million for the three months ended September 30, 2012, compared with interest expense of $29.4 million for the three months ended September 30, 2011. The increase in interest expense was primarily representative of an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio sold in 2012 as compared with 2011.

Other (Income) Expense, Net

        We had other income of $1.2 million for the three months ended September 30, 2012, compared with other expense of $1.3 million for the three months ended September 30, 2011. The change in other income was primarily representative of $1.3 million of contingent consideration expense that was recorded in the third quarter of 2011. The contingent consideration related to certain prior year acquisitions and the adjustments were based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met. In addition, we had foreign currency transaction gains for the three months ended September 30, 2012, compared with foreign currency transaction losses for the three months ended September 30, 2011.

Income Taxes

        We had an effective tax rate of 41.8% for the three months ended September 30, 2012, compared with an effective rate of 31.3% for the three months ended September 30, 2011. Excluding the effect of the discrete items in the third quarter of 2012, our effective tax rate for the three months ended September 30, 2012 would have been 41.6%. Excluding the effect of the discrete items and changes in the estimates of our effective tax rates in the third quarter of 2011, our effective tax rate for the three months ended September 30, 2011 would have been 40.2%. Income before income taxes includes the impact of $5.0 million in profit interest expense and a credit of $12.9 million reflected as negative profit interest expense for the three months ended September 30, 2012 and 2011, respectively, which is not deductible by us for income tax purposes.

ADESA Results

	Three Months Ended September 30,
(Dollars in millions)	2012	2011
ADESA revenue	$257.0	$241.3
Cost of services*	147.2	137.7

Gross profit*	109.8	103.6
Selling, general and administrative	61.6	50.1
Depreciation and amortization	23.5	20.8

Operating profit	$24.7	$32.7

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $15.7 million, or 7%, to $257.0 million for the three months ended September 30, 2012, compared with $241.3 million for the three months ended September 30, 2011. The increase in revenue was primarily a result of a 14% increase in the number of vehicles sold, partially offset by a 6% decrease in revenue per vehicle sold to approximately $565 for the three months ended September 30, 2012, compared to over $600 for the three months ended September 30, 2011. OPENLANE, which was acquired in the fourth quarter of 2011, accounted for approximately $22.8 million of ADESA's revenue for the three months ended September 30, 2012.

        The 6% decrease in revenue per vehicle sold was primarily attributable to lower revenue per vehicle sold at OPENLANE, as fewer ancillary services offerings are available for online vehicle sales. In addition, decreases in ancillary and related services resulted in decreased ADESA revenue of approximately $5.9 million, as well as fluctuations in the Canadian exchange rate, which resulted in decreased ADESA revenue of approximately $0.7 million. Partially offsetting the decreases in revenue was incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $4.1 million.

        The total number of used vehicles sold at ADESA increased 14% for the three months ended September 30, 2012, compared with the three months ended September 30, 2011, and resulted in an increase in ADESA revenue of approximately $18.2 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased 2% for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. The decrease in same store volume sold was attributable to a decline in institutional supplier inventory levels, partially offset by an 11% (excluding OPENLANE) increase in dealer consignment units sold in the third quarter of 2012 compared with the third quarter of 2011. Online sales volume for ADESA in the third quarter of 2012 represented approximately 28% of the total vehicles sold by ADESA, compared with approximately 19% in the third quarter of 2011.

        The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 55.3% for the three months ended September 30, 2012, compared with 57.3% for the three months ended September 30, 2011. The decrease in conversion rate is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the three months ended September 30, 2012, dealer consignment vehicles represented approximately 51% of used vehicles sold at ADESA physical auction locations, an increase from approximately 45% for the three months ended September 30, 2011.

Gross Profit

        For the three months ended September 30, 2012, gross profit for ADESA increased $6.2 million, or 6%, to $109.8 million, compared with $103.6 million for the three months ended September 30, 2011. Gross profit for ADESA was 42.7% of revenue for the three months ended September 30, 2012, compared with 42.9% of revenue for the three months ended September 30, 2011. The slight decrease in gross profit as a percentage of revenue for the three months ended September 30, 2012, compared with the three months ended September 30, 2011 was primarily the result of the 7% increase in cost of services. The increase in cost of services was primarily attributable to the addition of OPENLANE costs, as well as lower conversion rates.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $11.5 million, or 23%, to $61.6 million for the three months ended September 30, 2012, compared with $50.1 million for the three months ended September 30, 2011, primarily due to the acquisition and integration of OPENLANE, which accounted for approximately $9.0 million of the increase, as well as an increase in incentive-based compensation expense, a loss on the sale of idle property and an increase in professional fees, partially offset by decreases in cash and stock-based compensation expense.

IAA Results

	Three Months Ended September 30,
(Dollars in millions)	2012	2011
IAA revenue	$167.4	$164.7
Cost of services*	106.0	100.0

Gross profit*	61.4	64.7
Selling, general and administrative	14.8	20.3
Depreciation and amortization	17.1	16.4

Operating profit	$29.5	$28.0

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $2.7 million, or 2%, to $167.4 million for the three months ended September 30, 2012, compared with $164.7 million for the three months ended September 30, 2011. The increase in revenue was a result of an increase in vehicles sold of approximately 5% for the three months ended September 30, 2012. Included in the growth of units sold is an increase in the sale of vehicles sold under purchase agreements, in which the entire selling price of the vehicle is recorded as revenue. Vehicles sold under purchase agreements represented approximately 8% of total salvage vehicles sold for the quarter ended September 30, 2012, as compared with 5% for the quarter ended September 30, 2011. Online sales volumes for IAA for the three months ended September 30, 2012 and 2011 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the three months ended September 30, 2012, gross profit at IAA decreased to $61.4 million, or 36.7% of revenue, compared with $64.7 million, or 39.3% of revenue, for the three months ended September 30, 2011. The gross profit decrease was primarily the result of the 6% increase in cost of services. The increase in cost of services was attributable to increases in yard and auction expenses specifically pertaining to processing and towing costs related to the increase in volume, as well as the impact of an increase in vehicles sold under purchase agreements, as the cost of these vehicles are included in the cost of services.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $5.5 million, or 27%, to $14.8 million for the three months ended September 30, 2012, compared with $20.3 million for the three months ended September 30, 2011. The decrease in selling, general and administrative expenses was attributable to a gain on the sale of excess property, as well as decreases in stock-based compensation expense and incentive-based compensation expense.

AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2012	2011
AFC revenue
Interest and fee income	$47.9	$41.4
Other revenue	2.7	2.9
Provision for credit losses	(0.1)	(1.2)

Total AFC revenue	50.5	43.1
Cost of services*	10.9	9.6

Gross profit*	39.6	33.5
Selling, general and administrative	5.0	5.6
Depreciation and amortization	5.7	6.2

Operating profit	$28.9	$21.7

Loan transactions	313,079	269,131
Revenue per loan transaction	$161	$160

*
Exclusive of depreciation and amortization

Revenue

        For the three months ended September 30, 2012, AFC revenue increased $7.4 million, or 17%, to $50.5 million, compared with $43.1 million for the three months ended September 30, 2011. The increase in revenue was the result of a 16% increase in loan transactions to 313,079 for the three months ended September 30, 2012, compared with the same period in 2011, as well as an increase in revenue per loan transaction for the three months ended September 30, 2012. In addition, managed receivables increased to $938.5 million at September 30, 2012 from $802.9 million at September 30, 2011.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased primarily as a result of a decrease in the provision for credit losses and an increase in the average portfolio duration, partially offset by a decrease in floorplan and other fee income, as well as a decrease in average loan values.

Gross Profit

        For the three months ended September 30, 2012, gross profit for the AFC segment increased $6.1 million, or 18%, to $39.6 million, compared with $33.5 million for the three months ended September 30, 2011, primarily as a result of a 17% increase in revenue, partially offset by a 14%

increase in cost of services. The increase in cost of services was primarily the result of an increase in the number of employees.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC decreased $0.6 million, or 11%, to $5.0 million for the three months ended September 30, 2012, compared with $5.6 million for the three months ended September 30, 2011. The decrease was primarily the result of decreases in incentive-based and stock-based compensation expense.

Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2012	2011
Selling, general and administrative	$20.9	$4.4
Depreciation and amortization	0.5	0.4

Operating loss	$(21.4)	$(4.8)

Selling, General and Administrative Expenses

        For the three months ended September 30, 2012, selling, general and administrative expenses at the holding company increased $16.5 million, or 375%, to $20.9 million, compared with $4.4 million for the three months ended September 30, 2011, primarily as a result of an increase in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value, partially offset by a decrease in professional fees. For the three months ended September 30, 2012, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $5.0 million. For the three months ended September 30, 2011, we recognized a reduction in stock-based compensation expense related to the KAR LLC and Axle LLC operating units of $12.9 million.

Overview of Results of KAR Auction Services for the Nine Months Ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2012	2011
Revenues
ADESA	$791.4	$767.1
IAA	534.1	513.8
AFC	144.2	125.6

Total revenues	1,469.7	1,406.5
Cost of services*	796.7	766.2

Gross profit*	673.0	640.3
Selling, general and administrative	319.9	282.5
Depreciation and amortization	143.4	131.5

Operating profit	209.7	226.3
Interest expense	89.8	112.3
Other income, net	(1.6)	(6.0)
Loss on extinguishment of debt	—	53.5

Income before income taxes	121.5	66.5
Income taxes	52.4	8.8

Net income	$69.1	$57.7

Net income per share
Basic	$0.51	$0.42

Diluted	$0.50	$0.42

*
Exclusive of depreciation and amortization

        For the nine months ended September 30, 2012, we had revenue of $1,469.7 million, compared with revenue of $1,406.5 million for the nine months ended September 30, 2011, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization

        Depreciation and amortization increased $11.9 million, or 9%, to $143.4 million for the nine months ended September 30, 2012, compared with $131.5 million for the nine months ended September 30, 2011. The increase in depreciation and amortization was primarily representative of $12.1 million for OPENLANE in the first nine months of 2012.

Interest Expense

        Interest expense decreased $22.5 million, or 20%, to $89.8 million for the nine months ended September 30, 2012, compared with interest expense of $112.3 million for the nine months ended September 30, 2011. The decrease in interest expense was primarily representative of $14.5 million in interest expense incurred in the second quarter of 2011 in connection with the settlement and termination of our $650 million notional swap agreement. In addition, interest expense decreased as a result of the second quarter 2011 prepayment of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by Term Loan B debt which had an interest rate of 5% at September 30, 2012, compared with our previous term loan debt which had an interest rate of approximately 3% until its prepayment in

May 2011. The decrease in interest expense was also partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio sold in 2012 as compared with 2011, as well as an increase in the cost of funds, beginning in the second quarter of 2011.

Other Income, Net

        We had other income of $1.6 million for the nine months ended September 30, 2012, compared with $6.0 million for the nine months ended September 30, 2011. The change in other income was primarily representative of $4.6 million of contingent consideration that was reversed in the first nine months of 2011 as compared with $1.0 million of contingent consideration recorded in 2012. The contingent consideration related to certain prior year acquisitions and the adjustments were based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met. In addition, we had foreign currency transaction gains for the nine months ended September 30, 2012, compared with foreign currency transaction losses for the nine months ended September 30, 2011.

Loss on Extinguishment of Debt

        In May 2011, we terminated our previous credit facility, entered into as of April 20, 2007, and recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our previous term loan. In addition, in June 2011, we prepaid $450.0 million principal amount of the 8 3/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from Term Loan B and cash on hand. As a result, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of these notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

Income Taxes

        We had an effective tax rate of 43.1% for the nine months ended September 30, 2012, compared with an effective tax rate of 13.2% for the nine months ended September 30, 2011. Excluding the effect of the discrete items in the first nine months of 2012, our effective tax rate for the nine months ended September 30, 2012 would have been 41.6%. During the first nine months of 2011, our effective tax rate of 13.2% benefited from the reversal of $17.9 million in reserves for uncertain tax positions due to the expiration of certain statutes of limitations. Excluding the effect of the discrete items in the first nine months of 2011, our effective tax rate for the nine months ended September 30, 2011 would have been 40.2%. Income before income taxes includes the impact of $12.0 million in profit interest expense and a credit of $2.5 million reflected as negative profit interest expense for the nine months ended September 30, 2012 and 2011, respectively, which is not deductible by us for income tax purposes.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
ADESA revenue	$791.4	$767.1
Cost of services*	442.6	436.4

Gross profit*	348.8	330.7
Selling, general and administrative	189.6	157.6
Depreciation and amortization	73.6	63.2

Operating profit	$85.6	$109.9

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $24.3 million, or 3%, to $791.4 million for the nine months ended September 30, 2012, compared with $767.1 million for the nine months ended September 30, 2011. The increase in revenue was primarily a result of an 11% increase in the number of vehicles sold, partially offset by a 7% decrease in revenue per vehicle sold to over $550 for the nine months ended September 30, 2012, compared to approximately $595 for the nine months ended September 30, 2011. OPENLANE, which was acquired in the fourth quarter of 2011, accounted for approximately $65.4 million of ADESA's revenue for the nine months ended September 30, 2012.

        The 7% decrease in revenue per vehicle sold was primarily attributable to lower revenue per vehicle sold at OPENLANE, as fewer ancillary services offerings are available for online vehicle sales. In addition, decreases in ancillary and related services resulted in decreased ADESA revenue of approximately $21.9 million, as well as fluctuations in the Canadian exchange rate, which resulted in decreased ADESA revenue of approximately $4.0 million. Partially offsetting the decreases in revenue was incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $16.9 million.

        The total number of used vehicles sold at ADESA increased 11% for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, and resulted in an increase in ADESA revenue of approximately $33.3 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased approximately 5% for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011. The decrease in same store volume sold was attributable to a decline in institutional supplier inventory levels, partially offset by a 12% (excluding OPENLANE) increase in dealer consignment units sold in the first nine months of 2012 compared with the first nine months of 2011. Online sales volume for ADESA in the first nine months of 2012 represented approximately 30% of the total vehicles sold by ADESA, compared with approximately 22% in the first nine months of 2011.

        The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 57.8% for the nine months ended September 30, 2012, compared with 61.6% for the nine months ended September 30, 2011. The decrease in conversion rate is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the nine months ended September 30, 2012, dealer consignment vehicles represented approximately 49% of used vehicles sold at ADESA physical auction locations, an increase from approximately 42% for the nine months ended September 30, 2011.

Gross Profit

        For the nine months ended September 30, 2012, gross profit for ADESA increased $18.1 million, or 5%, to $348.8 million, compared with $330.7 million for the nine months ended September 30, 2011. Gross profit for ADESA was 44.1% of revenue for the nine months ended September 30, 2012, compared with 43.1% of revenue for the nine months ended September 30, 2011. The increase in gross profit as a percentage of revenue for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011 was primarily the result of the 11% increase in the number of vehicles sold, partially offset by a 1% increase in cost of services. The increase in cost of services was primarily attributable to the addition of OPENLANE costs, as well as lower conversion rates, partially offset by lower utilization of ancillary and related services, as well as lower costs due to favorable weather.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $32.0 million, or 20%, to $189.6 million for the nine months ended September 30, 2012, compared with $157.6 million for the nine months ended September 30, 2011, primarily due to the acquisition and integration of OPENLANE, which accounted for approximately $29.6 million of the increase, as well as an increase in incentive-based compensation expense and a loss on the sale of idle property, partially offset by decreases in cash and stock-based compensation expense as well as fluctuations in the Canadian exchange rate.

IAA Results

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
IAA revenue	$534.1	$513.8
Cost of services*	322.8	301.4

Gross profit*	211.3	212.4
Selling, general and administrative	52.7	59.9
Depreciation and amortization	50.8	48.9

Operating profit	$107.8	$103.6

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $20.3 million, or 4%, to $534.1 million for the nine months ended September 30, 2012, compared with $513.8 million for the nine months ended September 30, 2011. The increase in revenue was a result of an increase in vehicles sold of approximately 5% for the nine months ended September 30, 2012. Included in the growth of units sold is an increase in the sale of vehicles sold under purchase agreements, in which the entire selling price of the vehicle is recorded as revenue. Vehicles sold under purchase agreements represented approximately 7% of total salvage vehicles sold for the nine months ended September 30, 2012, as compared with 5% for the nine months ended September 30, 2011. Online sales volumes for IAA for the nine months ended September 30, 2012 and 2011 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the nine months ended September 30, 2012, gross profit at IAA decreased to $211.3 million, or 39.6% of revenue, compared with $212.4 million, or 41.3% of revenue, for the nine months ended September 30, 2011. The gross profit decrease was primarily the result of the 7% increase in cost of services. The decrease in gross profit as a percentage of revenue was attributable to increases in yard and auction expenses specifically pertaining to processing and towing costs related to the increase in volume, as well as the impact of an increase in vehicles sold under purchase agreements, as the cost of these vehicles are included in the cost of services.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $7.2 million, or 12%, to $52.7 million for the nine months ended September 30, 2012, compared with $59.9 million for the nine months ended September 30, 2011. The decrease in selling, general and administrative expenses was attributable to a gain on the sale of excess property, as well as decreases in stock-based compensation expense and incentive-based compensation expense.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2012	2011
AFC revenue
Interest and fee income	$140.8	$120.6
Other revenue	8.0	8.7
Provision for credit losses	(4.6)	(3.7)

Total AFC revenue	144.2	125.6
Cost of services*	31.3	28.4

Gross profit*	112.9	97.2
Selling, general and administrative	16.1	16.2
Depreciation and amortization	17.6	18.6

Operating profit	$79.2	$62.4

Loan transactions	924,892	792,874
Revenue per loan transaction	$156	$158

*
Exclusive of depreciation and amortization

Revenue

        For the nine months ended September 30, 2012, AFC revenue increased $18.6 million, or 15%, to $144.2 million, compared with $125.6 million for the nine months ended September 30, 2011. The increase in revenue was the result of a 17% increase in loan transactions to 924,892 for the nine months ended September 30, 2012, compared with the same period in 2011, partially offset by a 1% decrease in revenue per loan transaction for the nine months ended September 30, 2012. In addition, managed receivables increased to $938.5 million at September 30, 2012 from $802.9 million at September 30, 2011.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased primarily as a result of a decrease in average loan values and a decrease in floorplan and other fee income, partially offset by an increase in the average portfolio duration.

Gross Profit

        For the nine months ended September 30, 2012, gross profit for the AFC segment increased $15.7 million, or 16%, to $112.9 million, compared with $97.2 million for the nine months ended September 30, 2011, primarily as a result of a 15% increase in revenue, partially offset by a 10% increase in cost of services. The increase in cost of services was primarily the result of an increase in the number of employees, as well as increases in employee benefit costs, lot check and filing fees.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses at AFC decreased $0.1 million, or 1%, to $16.1 million for the nine months ended September 30, 2012, compared with $16.2 million for the nine months ended September 30, 2011. The decrease was primarily the result of decreases in professional fees and stock-based compensation expense, partially offset by increases in compensation expense and postage expense.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Selling, general and administrative	$61.5	$48.8
Depreciation and amortization	1.4	0.8

Operating loss	$(62.9)	$(49.6)

Selling, General and Administrative Expenses

        For the nine months ended September 30, 2012, selling, general and administrative expenses at the holding company increased $12.7 million, or 26%, to $61.5 million, compared with $48.8 million for the nine months ended September 30, 2011, primarily as a result of an increase in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value, partially offset by decreases in employee benefit costs and incentive-based compensation expense. For the nine months ended September 30, 2012, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $12.0 million. For the nine months ended September 30, 2011, we recognized a reduction in stock-based compensation expense related to the KAR LLC and Axle LLC operating units of $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Cash and cash equivalents	$163.7	$97.4	$203.6
Restricted cash	7.7	8.2	6.7
Working capital	319.4	177.0	330.6
Amounts available under credit facility*	250.0	181.1	250.0
Cash flow from operations	238.0		205.5

*
There were related outstanding letters of credit totaling approximately $22.8 million, $28.5 million and $28.8 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, which reduced the amount available for borrowings under the credit facility.

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

        Our available cash, which excludes cash in transit, was $130.5 million at September 30, 2012. Of this amount, approximately $56.9 million was held by foreign subsidiaries and considered to be permanently reinvested in our non-U.S. businesses. If the funds held by our foreign subsidiaries were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

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

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility ("Term Loan B") and a $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement dated as of May 19, 2011 (the "Credit Agreement"). The credit facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness, as defined in the Credit Agreement). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the credit facility. The interest rate on Term Loan B was 5.0% at September 30, 2012.

        On September 30, 2012, $1,678.7 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $22.8 million at September 30, 2012, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of September 30, 2012. However, there were related letters of credit outstanding totaling approximately C$2.2 million at September 30, 2012, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

        Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. The maximum consolidated senior secured leverage ratio could not exceed 4.25 to 1.0 as of the last day of any fiscal quarter through September 30, 2012. Beginning with the quarter ending December 31, 2012, the ratio cannot exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the credit facility until it reaches 2.5 to 1.0 at December 31, 2015. Our actual consolidated senior secured leverage ratio was 3.2 to 1.0 at September 30, 2012.

        In addition, the indenture governing our floating rate senior notes contains certain financial and operational restrictions that, similar to the Credit Agreement, limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our floating rate senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our floating rate senior notes at September 30, 2012.

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

Securitization Facilities

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at September 30, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at September 30, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        AFC managed total finance receivables of $938.5 million and $883.2 million at September 30, 2012 and December 31, 2011, respectively. AFC's allowance for losses was $8.0 million and $9.0 million at September 30, 2012 and December 31, 2011.

        As of September 30, 2012 and December 31, 2011, $929.3 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $633.5 million and $610.3 million of obligations collateralized by finance receivables at September 30, 2012 and December 31, 2011, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our credit facility. At September 30, 2012, we were in compliance with the covenants in the securitization agreements.

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

        The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$5.6	$12.2	$18.8	$(17.4)	$19.2
Add back:
Income taxes	4.6	7.7	10.9	(9.4)	13.8
Interest expense, net of interest income	0.1	0.3	3.8	25.6	29.8
Depreciation and amortization	23.5	17.1	5.7	0.5	46.8
Intercompany	15.0	9.5	(4.6)	(19.9)	—

EBITDA	48.8	46.8	34.6	(20.6)	109.6
Adjustments	5.6	(2.2)	(2.6)	6.9	7.7

Adjusted EBITDA	$54.4	$44.6	$32.0	$(13.7)	$117.3

	Three Months Ended September 30, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$14.1	$9.7	$14.1	$(5.7)	$32.2
Add back:
Income taxes	3.9	6.9	8.0	(4.1)	14.7
Interest expense, net of interest income	0.1	0.5	3.4	25.3	29.3
Depreciation and amortization	20.8	16.4	6.2	0.4	43.8
Intercompany	14.8	9.6	(3.8)	(20.6)	—

EBITDA	53.7	43.1	27.9	(4.7)	120.0
Adjustments	3.7	3.8	(1.9)	(9.9)	(4.3)

Adjusted EBITDA	$57.4	$46.9	$26.0	$(14.6)	$115.7

	Nine Months Ended September 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$21.9	$46.7	$51.3	$(50.8)	$69.1
Add back:
Income taxes	19.5	30.8	29.8	(27.7)	52.4
Interest expense, net of interest income	0.7	1.1	11.2	76.7	89.7
Depreciation and amortization	73.6	50.8	17.6	1.4	143.4
Intercompany	45.2	28.7	(13.1)	(60.8)	—

EBITDA	160.9	158.1	96.8	(61.2)	354.6
Adjustments	16.5	0.3	(7.4)	16.3	25.7

Adjusted EBITDA	$177.4	$158.4	$89.4	$(44.9)	$380.3

	Nine months Ended September 30, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$57.8	$49.6	$42.2	$(91.9)	$57.7
Add back:
Income taxes	14.9	28.9	22.3	(57.3)	8.8
Interest expense, net of interest income	0.5	1.6	8.5	101.5	112.1
Depreciation and amortization	63.2	48.9	18.6	0.8	131.5
Intercompany	37.5	28.8	(10.6)	(55.7)	—

EBITDA	173.9	157.8	81.0	(102.6)	310.1
Adjustments	10.6	2.6	(4.9)	56.7	65.0

Adjusted EBITDA	$184.5	$160.4	$76.1	$(45.9)	$375.1

        Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended
					Twelve Months Ended September 30, 2012
(Dollars in millions)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net income (loss)	$14.5	$26.0	$23.9	$19.2	$83.6
Add back:
Income taxes	9.0	18.4	20.2	13.8	61.4
Interest expense, net of interest income	30.7	30.3	29.6	29.8	120.4
Depreciation and amortization	48.3	48.6	48.0	46.8	191.7

EBITDA	102.5	123.3	121.7	109.6	457.1
Nonrecurring charges	5.2	5.4	3.2	4.0	17.8
Noncash charges	7.1	9.1	6.1	6.8	29.1
AFC interest expense	(2.7)	(2.9)	(2.9)	(3.1)	(11.6)

Adjusted EBITDA	$112.1	$134.9	$128.1	$117.3	$492.4

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Net cash provided by (used by):
Operating activities	$238.0	$205.5
Investing activities	(112.5)	(106.7)
Financing activities	(62.3)	(11.2)
Effect of exchange rate on cash	3.1	(3.1)

Net increase in cash and cash equivalents	$66.3	$84.5

        Cash flow from operating activities was $238.0 million for the nine months ended September 30, 2012, compared with $205.5 million for the nine months ended September 30, 2011. The increase in operating cash flow was primarily impacted by the changes in operating assets and liabilities for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011.

        Net cash used by investing activities was $112.5 million for the nine months ended September 30, 2012, compared with $106.7 million for the nine months ended September 30, 2011. The increase in net cash used by investing activities was primarily the result of the change in finance receivables held for investment. Partially offsetting the aforementioned activity were lower levels of spending on acquisitions and capital items, as we spent $4.0 million less on acquisitions and $3.4 million less on capital items in the first nine months of 2012 compared with the same period in 2011. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Net cash used by financing activities was $62.3 million for the nine months ended September 30, 2012, compared with $11.2 million for the nine months ended September 30, 2011. The change in net cash used by financing activities was primarily attributable to the repayment of $68.9 million that was outstanding on our revolving credit facility, as well as a smaller increase in book overdrafts for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011.

Capital Expenditures

        Capital expenditures for the nine months ended September 30, 2012 and 2011 approximated $60.8 million and $64.2 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $90 million for fiscal year 2012, compared with $85.8 million for the year ended December 31, 2011. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

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

        See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the item described above. Our contractual cash obligations as of December 31, 2011, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

New Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that it is not more likely than not that the indefinte-lived intangible asset is impaired, then no further action is required. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. We do not expect the adoption of ASU 2012-02 will have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the nine months ended September 30, 2012 or 2011.

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

        A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and nine months ended September 30, 2012 would have resulted in an increase in interest expense of approximately $0.4 million and $1.5 million, respectively.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KAR Auction Services, Inc. (Registrant)
Date: November 7, 2012	/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the "Floating Senior Indenture"), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011

10.2	Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011

10.4	*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008

10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.11	*	Severance, Release and Waiver Agreement, dated February 18, 2011, between KAR Auction Services, Inc. and John Nordin	10-K	001-34568	10.12c	2/24/2011

10.12	*	Letter Agreement dated December 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.13a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.13b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.14	*	Severance and Consulting Agreement, dated August 15, 2011, between Peter Kelly and ADESA, Inc.	10-K	001-34568	10.14	2/28/2012

10.15	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.16b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012

10.16c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012

10.16d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012

10.17a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.17b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.17c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.18	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.19a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.19b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.19c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.19d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.19f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.20a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q/A	001-34568	10.20	1/17/2012

10.20b		Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 20, 2011	10-K	001-34568	10.20b	2/28/2012

10.20c	^	Amendment No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated October 12, 2011	10-K	001-34568	10.20c	2/28/2012

10.20d	^	Amendment No. 3 to Fourth Amended and Restated Receivables Purchase Agreement, dated April 2, 2012	10-Q	001-34568	10.20d	8/7/2012

10.21a	^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q/A	001-34568	10.22	1/17/2012

10.21b	^	Amending Agreement to Amended and Restated Receivables Purchase Agreement, dated August 1, 2012, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada					X

10.22a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.23a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.24a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.26a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.27b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.28a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.28b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.29a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.29b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.30		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.31	*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.32a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.32b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.32c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.34	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.35	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.36	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.37		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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