Form 10-K
period 2012-12-31
KAR Auction Services, Inc.
filed 2013-02-22
CIK 1395942

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $493,543,775 at June 30, 2012.

         As of February 12, 2013, 136,743,228 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference

         Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2012.

DEFINED TERMS

        Unless otherwise indicated, the following terms used in this Annual Report on Form 10-K have the following meanings:

  •
  "we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries unless the context otherwise requires;

  •
  "2007 Transactions" refers to the following events: On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007. Concurrently with the merger, IAA was contributed by affiliates of Kelso & Company and Parthenon Capital and IAA's management to KAR Auction Services. Both ADESA and IAA became wholly owned subsidiaries of KAR Auction Services, which was wholly owned by KAR LLC prior to the initial public offering. KAR Auction Services is the accounting acquirer, and the assets and liabilities of both ADESA and IAA were recorded at fair value as of April 20, 2007;

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

  •
  "Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent, as amended on November 29, 2012;

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

  •
  "floating senior notes" refers to KAR Auction Services' Floating Rate Senior Notes due May 1, 2014 ($150.0 million aggregate principal amount outstanding at December 31, 2012);

  •
  "IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries;

  •
  "KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries;

  •
  "KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company, and owns a majority of our common stock;

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

PART I

Item 1.    Business

Overview

        We are a leading provider of vehicle auction services in North America. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 230 physical auction locations at December 31, 2012, and multiple proprietary internet venues. In 2012, we facilitated the sale of over 3.3 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold at our auctions.

        ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. In 2011, we acquired OPENLANE, the premier upstream online platform primarily focused on private label auction sales for automobile original equipment manufacturers, or OEMs, and their captive finance companies. OPENLANE provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. IAA, our salvage auction services business, is one of the two largest providers of salvage auction services in North America. Vehicles at our salvage auctions are typically damaged or low value vehicles that are predominantly sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental car companies to licensed dismantlers, rebuilders, scrap dealers or qualified public buyers. An important component of ADESA's and IAA's services to their buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly owned subsidiary, AFC.

        At December 31, 2012, we had a network of 67 whole car auction locations and 163 salvage auction locations. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.

Our Corporate History

        KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in April 2007 upon the consummation of the 2007 Transactions. On November 3, 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE purchased a majority of its outstanding equity interests. In June 2004, ALLETE sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders in September 2004. ADESA was acquired by the Company in April 2007. IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by affiliates of Kelso & Company and Parthenon Capital in 2005. Affiliates of Kelso & Company and Parthenon Capital and certain members of IAA management contributed IAA to KAR Auction Services in connection with the 2007 Transactions. On December 16, 2009, we sold 25,000,000 shares of common stock in an initial public offering. In addition, on December 23, 2009, the underwriters' of the initial public offering exercised a portion of their option to purchase additional shares, resulting in an additional 2,656,050 shares of common stock being sold. In 2011, ADESA acquired OPENLANE.

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

Whole Car Auction Industry Volumes

        During the period from 1999 to 2009, approximately 9 to 10 million used vehicles per year were sold in North America through whole car auctions. In 2010 and 2011, this number declined to 8.4 million and 7.7 million units, respectively (excluding approximately 0.3 million units sold by OPENLANE in 2011). Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2012 have not yet been released; however, we estimate that used vehicle auction volumes in North America in 2012 will be consistent with 2011. The reduction in auction volumes since 2009 is attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. We expect the industry to experience an increase in whole car auction volumes as a result of increasing new vehicle sales and lease originations since 2009 and improving credit availability.

Salvage Auction Industry Volumes

        We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, the age of the vehicle fleet on the road, miles driven, weather, the increased complexity of vehicles in operation and the increased utilization of after-market recycled parts within the collision repair industry. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. In addition, the utilization of recycled parts from salvage vehicles by the collision repair industry continues to increase as the quality of these parts gains wider acceptance and insurance companies attempt to reduce their repair claim costs. We believe that salvage volumes will continue to grow over time as the salvage auction industry expands the number of non-insurance vehicles sold, including charity, direct-to-consumer and dealer sales.

Consolidated Whole Car and Salvage Auction Markets

        The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 24% of the North American whole car auction market. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, Inc., together representing an estimated 70% of the market, with each representing approximately equivalent shares.

High Barriers to Entry

        High barriers to entry make it difficult for new entrants to capture significant market share. The required investment in technology and related infrastructure in addition to ongoing maintenance costs required to meet customers' demands present challenges for new entrants. Large tracts of land and a significant investment in facilities and land improvements are required to build new physical auctions. In addition, the need to comply with regulatory requirements would pose a challenge for new entrants to build a large-scale operation. Larger participants are also able to better develop relationships with many of the major whole car and salvage sellers and buyers, which increases the sellers' flexibility to redistribute vehicles to markets where demand best matches supply in order to maximize proceeds, while also reducing the cost of disposition.

Our Business Strategy

        We continue to focus on growing our revenues and profitability through the execution of the following key operating strategies.

Expand Opportunities for Customers to Buy and Sell Online

        We are focused on enhancing our internet solutions in all of the key channels, and we will continue to invest in our technology platforms to capitalize on new opportunities and attract new customers. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. We acquired OPENLANE in order to better capitalize on the increasing use of the internet as a means to purchase wholesale vehicles. OPENLANE offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions throughout the United States and Canada. IAA is the only national salvage auction company that offers buyers both live and internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling), online solutions to offer vehicles for sale while in transit to auction locations (midstream selling) and broadcasting video and audio of the physical auctions to online bidders (simulcast).

Grow Our Dealer Consignment Business

        The dealer consignment business is a highly market-specific business that requires local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of their local market. We have augmented our local auction teams with the addition of corporate-level resources focused on growing the number of dealer vehicles sold at our physical and online auctions. The corporate team assists the local sales representatives in developing and implementing standard best practices for building and maintaining relationships with dealers to increase our market share. Our sales representatives also utilize proprietary technology solutions to maintain and grow the dealer consignment business by strategically matching the supply of vehicles with prospective buyers at auction. We believe this combination of a standard centralized approach with decentralized resources close to large populations of dealers will enhance our relationships with the dealer community and increase dealer volumes at our whole car auctions. On a same store basis, our dealer consignment sales volumes were up approximately 11% and 13% for the twelve months ended December 31, 2012 and 2011, respectively, compared with the same periods in prior years.

Continue to Grow Revenue per Vehicle

        From 2008 through December 31, 2012, our whole car (excluding OPENLANE) and salvage revenue per vehicle grew at compound annual growth rates of 1.7% and 3.3%, respectively. Revenue per vehicle generally consists of auction fees and fees from ancillary services. Increased utilization of ancillary services, selective fee increases, higher used vehicle prices and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. We plan to grow revenue by increasing customer utilization of these existing products and by enhancing our core auction services through such initiatives as increasing the number of vehicles offered both online and at physical auctions.

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

Grow Our Non-Insurance Salvage Auction Customer Base

        More than 12 million vehicles are de-registered annually, but only approximately 3.5 million are sold through salvage auctions, mostly by automobile insurance companies. In order to capture a greater portion of the total unit volume, we are increasingly focused on growing our vehicle supplier base, with a particular focus on non-insurance company customers, which includes charitable organizations, rental car, captive finance and fleet companies, as well as the general public. ADESA's strong customer relationships with used vehicle dealers, as well as rental car, captive finance and fleet companies provide an advantage in accessing such segments, as these customers already use ADESA's whole car auction services.

Continue to Improve Operating Efficiency

        We continue to focus on reducing costs by optimizing efficiency at each of our auction locations and consolidating certain management functions. Since 2007, a number of initiatives have been implemented, which have streamlined operations and improved operating efficiencies. As part of these initiatives, we introduced a management operating system to actively monitor and manage staffing levels and, as a result, have realized additional labor efficiency gains. Additional efficiencies have been gained through two of our wholly-owned subsidiaries, AuctionTrac, a vehicle tracking system at ADESA, and CarsArrive, an internet-based system that allows customers to instantly review price quotes, delivery times, available transportation loads and also to receive instant notification of available shipments.

Use Excess Cash Flow to Reduce Debt and Return Capital to Shareholders

        We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low maintenance capital expenditures and limited working capital requirements. Management plans to utilize a significant portion of excess cash generated by the business for debt reduction and return capital to shareholders for the foreseeable future. We generated $290.2 million and $305.8 million of cash flow from operations for the twelve months ended December 31, 2012 and 2011, respectively. On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock and declared an initial quarterly cash dividend of $0.19 per share, representing an annualized dividend of

$0.76 per share, which was paid in December 2012. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support further de-leveraging and to support growth initiatives.

        On February 20, 2013, we announced that our board of directors declared a cash dividend of $0.19 per share payable on April 4, 2013, to stockholders of record at the close of business on March 25, 2013.

Selective Acquisitions and Greenfield Expansion

        Increased demand for single source solutions by our customers and other factors may increase our opportunities to acquire competitors. Both ADESA and IAA have a strong record of acquiring and integrating independent auction operations and improving profitability. We will continue to evaluate opportunities to open and acquire new sites in selected markets in order to effectively leverage our sales and marketing capabilities and expand our geographic presence for both ADESA and IAA. In addition, we may pursue opportunities to acquire additional product offerings in each of our business segments.

Increase Our International Presence

        In both our whole car and salvage vehicle businesses, we have experience managing a global buyer base with total relationships in over 100 countries. We believe we are well positioned to grow internationally through both technology-based and physical auction expansion. We continue to identify opportunities to expand certain of our service offerings globally and specifically plan to extend our OPENLANE technology. We expect that our ability to efficiently layer in the OPENLANE product and technology licensing will allow us to conveniently enter mature auction markets.

Our Business Segments

        We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2012 were distributed as follows: ADESA 54%, IAA 36% and AFC 10%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2012, 2011 and 2010 are presented in the tables in Note 19, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.

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

Customers

        Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "institutional customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). For the year ended December 31, 2012, no single supplier accounted for more than 5% of ADESA's revenues.

        Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2012, no single buyer accounted for more than 2% of ADESA's revenues.

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
Transportation Services

We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through the CarsArrive internet-based system, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. CarsArrive provides automated vehicle shipping services.

Reconditioning Services	Our ADESA auctions provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair.
Inspection Services Provided By AutoVIN

AutoVIN provides vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. The same technology is utilized at our whole car auction locations and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures facilitates dealers sourcing vehicles via the internet.

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

        Managers of individual auction locations are ultimately responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to maximizing value for our vehicle suppliers. Through our ADESA Analytical Services department, we also provide market analysis to our customers, as they use analytical techniques in making their remarketing decisions.

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

Competition

        In the North American whole car auction industry, we compete with Manheim, a subsidiary of Cox Enterprises, Inc., OVE.com (Manheim's "Online Vehicle Exchange"), SmartAuction, as well as several smaller chains of auctions and independent auctions, some of which are affiliated through their membership in industry associations. In the United States, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. In Canada, we are the largest provider of whole car vehicle auction services. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.

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

IAA

Overview

        We are one of the two leading providers of salvage vehicle auctions and related services in North America. We operate as Insurance Auto Auctions in the United States and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the remarketing of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. Our auctions provide buyers with the salvage vehicles they need to fulfill their scrap demand, replacement part inventory or vehicle rebuild requirements. We earn fees for our services from both suppliers and buyers of salvage vehicles.

        We process salvage vehicles primarily on a consignment basis. In return for agreed upon fees, we sell vehicles on behalf of our suppliers, which continue to own the vehicles until they are sold to buyers at auction. In addition to auction fees, we generally charge fees to vehicle suppliers for various services, including towing, title processing and other administrative services. Under all methods of sale, we also charge the buyer of each vehicle fees based on a tiered structure that increases with the sale price of the vehicle as well as fixed fees for other services.

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

Services	Description
Live and Live Online Auction Model	Through our auction model vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe this exposes the vehicles to the maximum number of potential buyers.
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

Transportation and Towing	Inbound logistics administration with actual services typically provided by third party carriers.
Remarketing Division	Focuses on vehicles, rental sellers, fleet and leasing companies, banks and dealer trade-in inventory.
Donation Division	Processes vehicle donations to charities across the United States to help turn vehicles into money for a variety of charitable organizations.

Customers

        We obtain IAA's supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies, as well as the general public. We have long-term relationships with substantially all of the major automobile insurance companies. For the year ended December 31, 2012, no single supplier accounted for more than 4% of IAA's revenues.

        Buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers.

For the year ended December 31, 2012, no single buyer accounted for more than 4% of IAA's revenues.

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

Proprietary IAA Technology	Description

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

AFC

Overview

        We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2012, AFC serviced over 1.2 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a bank conduit facility on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party bank conduit facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.

Customers and Locations

        Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2012, over 83% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2012, we serviced auctions through 104 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.

        As of December 31, 2012, AFC had over 8,800 active dealers with an average line of credit of approximately $180,000 and no one dealer representing greater than 1.5% of our portfolio. An average of approximately 14 vehicles per active dealer was floorplanned with an approximate average value outstanding of $8,000 per vehicle as of December 31, 2012.

Sales and Marketing

        AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by AFC branch managers and AFC branch personnel. AFC's corporate-level team and Business Development Center provide sales and marketing support to AFC field personnel by helping to identify target dealers and coordinating promotional activity with auctions and other vehicle supply sources.

Credit

        Our procedures and proprietary computer-based system enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our branch network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 60 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 60 days if the dealer makes payment towards principal and pays accrued fees and interest.

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

Collateral Management

        Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, insufficient funds received or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, over 60,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.

        AFC operates two divisions which are organized into twelve regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.

Securitization

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had committed liquidity of $650 million from a third party conduit for U.S. finance receivables at December 31, 2012. The agreement expires on June 30, 2014.

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

Competition

        AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, formerly operating as Manheim Automotive Financial Services and Dealer Services Corporation which were combined in 2012, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.

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

Vehicle and Lending Regulation

        Our operations are subject to regulation, supervision and licensing under various U.S., Canadian and Mexican federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. Some examples of the regulations and laws that impact our company are included in Item 1A "Risk Factors" under the risk: "We are subject to extensive governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions."

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

        In the used vehicle remarketing industry, large numbers of vehicles, including wrecked vehicles at salvage auctions, are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. We have incurred, and may in the future incur, expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.

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

Employees

        At December 31, 2012, we had a total of 12,069 employees, of which 9,323 were located in the U.S. and 2,746 were located in Canada and Mexico. Approximately 70% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.

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

Item 1A.    Risk Factors

        Investing in our Company involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, before deciding to invest in our Company. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.

 Risks Related to Our Business

Decreases in the supply of used vehicles coming to auction have and may continue to impact auction sales volumes and may adversely affect our revenues and profitability.

        The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. As manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry declines. Based on our estimates, off-lease vehicles available at auction for the industry declined slightly in 2010 and declined by over 40% in 2011, reflecting declines in lease origination volume and new vehicle sales approximately three years earlier during the recent global economic downturn and credit crisis. If the supply of off-lease vehicles coming to auction declines further, our revenues and profitability may be adversely affected. Our expectation is that the decline in off-lease vehicles will continue to disproportionately impact Canada, where we have a significant auction market presence.

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

        As recently as 2009, the auction industry sales volume was over 9 million units. However, auction sales volumes declined to approximately 7.7 million units in 2011 and an estimated 7.7 million units in 2012 (excluding approximately 0.3 million units sold by OPENLANE in 2011 and 2012). We believe that auction sales volumes will recover over the next several years, and we estimate volumes to reach nearly 9 million units by 2015, including OPENLANE volumes. We believe that an increase in the volume of off-lease and repossessed vehicles, among others, that are remarketed through whole car auctions are a significant contributor to this growth, and our performance could be adversely impacted if volumes do not increase and we are not able to reduce our costs permanently to compensate for the lower industry auction volumes.

A prolonged economic downturn may negatively affect our business and results of operations.

        Future adverse economic conditions could increase our exposure to several risks, including:

  •
  Fluctuations in the supply of used vehicles.  We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. During the recent global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles received at auction in the future and could lead to reduced program vehicles and rental fleet sales, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

  •
  Decline in the demand for used vehicles.  We may experience a decrease in demand for used vehicles from buyers due to factors including the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles at auction, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers negatively affects our ability to collect receivables and may reduce dealer demand for used vehicles.

  •
  Decrease in the supply and demand of salvage vehicles.  If the number of miles driven decreases, the number of salvage vehicles received at auction may also decrease. In addition, decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at salvage auctions. In addition, if consumers eliminate their automotive collision coverage, this could result in fewer vehicles being declared a total loss.

  •
  Decrease in consumer spending.  Consumer purchases of new and used vehicles may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Potential changes to U.S. federal tax policy in 2013 may negatively affect consumer spending. To the extent retail demand for new and used vehicles decreases, negatively impacting our auction volumes, our results of operations and financial position could be materially and adversely affected.

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

  •
  Ability to service and refinance indebtedness.  Uncertainty in the financial markets may negatively affect our ability to service our existing debt, access additional financing or to refinance our existing indebtedness on favorable terms or at all. If economic weakness continues, it may affect our cash flow from operations and results of operations, which may affect our ability to service payment obligations on our debt or to comply with our debt covenants.

Our business is dependent on information and technology systems. Failure to effectively maintain or update these systems could result in us losing customers and materially adversely affect our operating results and financial condition.

        Robust information systems are critical to our operating environment and competitive position, including with respect to our online auctions. We may not be successful in structuring our information system infrastructure or developing, acquiring or implementing information systems which are competitive and responsive to the needs of our customers and we might lack sufficient resources to continue to make the significant necessary investments in information systems to compete with our competitors. Certain information systems initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop/implement these initiatives in a cost-effective, timely manner or at all.

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

        Aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and trade names.

Used vehicle prices have a significant effect on fee revenue per unit at IAA and loan losses at AFC and may impact the supply of used vehicles at ADESA.

        The volume of new vehicle production, accuracy of lease residual estimates, interest rates, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale at our used vehicle auctions and the demand for those used vehicles, the fee revenue per unit at our salvage auctions, loan losses for our dealer financing business and our ability to retain customers. Throughout 2011 and 2012, used vehicle prices remained high, which led many used vehicle dealers to retail more of their trade-in vehicles on their own rather than selling them at auction. The high used vehicle prices in 2011 and 2012 also contributed to strong proceeds in the salvage auction industry. In contrast, a sustained reduction in used vehicle pricing could result in lower proceeds from the sale of salvage vehicles and a related reduction in revenue per vehicle, a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.

Significant competition exists in our industry and we may not be able to retain customers.

        We face significant competition for the supply of used and salvage vehicles and for the buyers of those vehicles and for the floorplan financing of these vehicles. Current or potential competition comes from four primary sources: (i) direct competitors (Manheim, Copart and NextGear Capital), (ii) potential entrants, (iii) potential new vehicle remarketing venues and dealer financing services and (iv) existing alternative vehicle remarketing venues. In addition, due to the increased viability of the internet as a marketing and distribution channel, new competition has evolved from internet-based companies and our own customers who have historically remarketed vehicles through various channels, including our auctions. In the whole car and salvage auctions and the dealer financing businesses, we and our competitors are working to develop new services and technologies, or improvements and modifications to existing services and technologies. Some of these competitors may have greater financial and marketing resources than we do, and may be able to respond more quickly to new or emerging services and technologies, evolving industry trends and changes in customer requirements, and devote greater resources to the development, promotion and sale of their services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business and results of operations.

        ADESA currently competes with online wholesale and retail vehicle selling platforms, including OVE.com (affiliated with Manheim), SmartAuction, eBay Motors and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence; however, they may decrease the quantity of vehicles sold through our online and physical auctions. If the number of vehicles sold at our auctions decreases due to these competitors or other remarketing methods, our revenue and profitability may be negatively impacted.

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

        ADESA and IAA's agreements with its largest institutional suppliers of used and salvage vehicles are generally subject to cancellation by either party upon 30 to 90 days' notice. In addition, it is common that institutional suppliers regularly review their relationships with whole car and salvage auctions through written requests for proposals. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us would not have a material adverse effect on our business and results of operations. If we are not able to compete successfully, our ability to grow and sustain profitability could be impaired.

Fluctuations in the supply of and demand for salvage vehicles impact auction sales volumes, which may adversely affect our revenues and profitability.

        We are dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, a decrease in the percentage of claims resulting in a total loss, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of key insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days' notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. In addition, in 2010 and 2011 there was a slight decline in the percentage of claims resulting in total losses, as well as a declining trend in theft occurrences which reduces the number of stolen vehicles recovered by insurance companies for which a claim settlement has been made. If the supply of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

An increase in the number of used and salvage vehicles purchased on virtual auction platforms could adversely affect our operating results and financial condition.

        We acquired OPENLANE in recognition of the increasing use of the internet as a means to purchase wholesale vehicles. In connection with online auctions, ADESA and IAA offer physical auctions, which allow buyers to physically inspect and compare vehicles. If sellers and buyers increase the number of vehicles transacted on virtual auction platforms, our revenue per vehicle will likely decline. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used and salvage vehicles sold online as compared with used and salvage vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

If we are unable to successfully acquire and integrate other businesses, it could adversely affect our growth prospects.

        Acquisitions have been a part of our historical growth and have enabled us to further broaden and diversify our service offerings. Our strategy generally involves the acquisition and integration of additional physical auction sites, technologies and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since we have acquired or in the future may acquire one or more businesses, there can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into our business. Failure to do so could materially adversely affect our business, financial condition and results of operations. In addition, we expect to compete against other auction groups or new industry consolidators for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.

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

        We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through internet initiatives, using excess cash flow to reduce debt, leveraging AFC's products and services at ADESA and IAA and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash flows from operations (we generated $290.2 million and $305.8 million of cash flow from operations for the years ended December 31, 2012 and 2011, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

Changes in interest rates or market conditions could adversely impact the profitability and business of AFC.

        Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC securitizes a majority of its finance receivables on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the United States or Canada can impact AFC's cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization facility, which could negatively affect AFC's business and our financial condition and operations.

        In addition, AFC typically assesses its U.S. dealer customers with an interest rate comprised of a minimum prime rate of 5% plus an interest spread. The U.S. prime rate was 3.25% at December 31, 2012. Any increase above 3.25% up to 5% will likely compress AFC's margins as the variable cost of securitizing receivables will rise without a corresponding increase in the financing rate AFC charges to its U.S. dealer customers.

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

        Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, our operations and profitability. These events may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the recent severe storm in October 2012, known as "Superstorm Sandy," these events may result in a sharp influx in the available supply of salvage vehicles and there can be no assurance that our salvage auction business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers' demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, salvage revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.

        Mild weather conditions tend to result in a decrease in the available supply of salvage vehicles because traffic accidents decrease and fewer vehicles are damaged. Accordingly, mild weather can have an adverse effect on our salvage vehicle inventories, which would be expected to have an adverse effect on our revenue and operating results and related growth rates.

High fuel prices could lead to a reduction in miles driven and may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

        High fuel prices could lead to a reduction in the miles driven per vehicle, which may reduce accident rates. High fuel prices may also disproportionately affect the demand for sports cars, luxury vehicles, sport utility and full-sized vehicles which are generally not as fuel-efficient as smaller vehicles. Retail sales and accident rates are factors that affect the number of used and salvage vehicles sold at auction, wholesale prices of those vehicles and the conversion rates at used vehicle auctions. Additionally, high fuel costs increase the cost of transportation and towing of vehicles and we may not be able to pass on such higher costs to our customers.

A portion of our net income is derived from our international operations, primarily Canada, which exposes us to foreign exchange risks that may impact our financial statements.

        Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. For the year ended December 31, 2012, approximately 16% of our revenues were attributable to our Canadian operations. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

        As of December 31, 2012, our total debt was approximately $1.8 billion, exclusive of liabilities related to our securitization facilities, and we had $250.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $23.6 million at December 31, 2012, which reduce the amount available for borrowings under the credit facilities.

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

  •
  making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and

  •
  exposing us to risks inherent in interest rate fluctuations because the majority of our indebtedness is at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

        In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, suspend or eliminate dividends, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreement governing our Credit Facility and the indenture governing our floating senior notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.

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

        Our success depends in large part on the performance of our executive management team and other key employees, including key field personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete with us, we may not be able to effectively implement our business strategies, our business could suffer and the value of our common stock could be materially adversely affected. Our auction business is directly impacted by the business relationships our employees have established with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We do not have nor do we currently expect to obtain key person insurance on any of our executive officers.

We are subject to extensive governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions.

        Our operations are subject to regulation, supervision and licensing under various U.S., Canadian and Mexican federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. The regulations and laws that impact our company include, without limitation, the following:

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

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

        We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents in the United States. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

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

        Currently, none of our employees participate in collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. The U.S. Congress could pass labor legislation, such as the proposed Employee Free Choice Act, or the "EFCA," (also called "card-check legislation") that could adversely affect our operations. The EFCA would make it significantly easier for union organizing drives to be successful—for example, by eliminating employees' absolute right to a secret ballot vote in union elections—and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement. Such an arbitrated initial contract could include pay, benefit and work rules that could adversely affect our profitability and operational flexibility.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

        Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. A significant percentage of our total assets represents goodwill primarily associated with the 2007 Transactions. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the financial statements.

        The Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting and auditing standards that require changes to our accounting policies and procedures and could cause us to incur additional costs. To date, we do not believe any new pronouncements or interpretations have had a material adverse effect on our financial condition or results of operations, but future pronouncements or interpretations could require the change of policies or procedures.

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

  •
  results of operations that are below our announced guidance or below securities analysts' or consensus estimates or expectations;

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

        In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

        If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

        At February 12, 2013, there were 136,743,228 shares of our common stock outstanding. Of our issued and outstanding shares, all of the common stock is freely transferable, except for any shares held by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the "Securities Act." Pursuant to a registration rights agreement entered into in connection with the 2007 Transactions, KAR LLC caused us to file a registration statement under the Securities Act, covering resales of all shares of our common stock held by KAR LLC. Approximately 67% of our outstanding common stock is held indirectly through their investment in KAR LLC by affiliates of the Equity Sponsors, other equity co-investors and members of our management. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if KAR LLC exercises its registration rights, the market price of our stock could decline if KAR LLC sells the restricted shares or is perceived by the market as intending to sell them. See Item 13, "Certain Relationships and Related Transactions, and Director Independence."

        Pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

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

The Equity Sponsors (through KAR LLC) have significant influence over us, including control over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

        Currently, we are indirectly controlled by affiliates of the Equity Sponsors. Affiliates of the Equity Sponsors, other equity co-investors and management indirectly own through their investment in KAR LLC approximately 67% of our common stock. As a result, affiliates of the Equity Sponsors have control over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests. So long as the Equity Sponsors continue to indirectly hold a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors.

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

You may not receive any future dividends on our common stock.

        On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We are not required to declare cash dividends on our common stock. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, AFC's securitization facilities and the indenture governing our outstanding debt securities, capital requirements and other factors that our board of directors deems relevant. Therefore, no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

We are a "controlled company" within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

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

        We are utilizing certain of these exemptions. As a result, our compensation committee does not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1b.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. At December 31, 2012, properties utilized by the ADESA business segment include 67 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.

        IAA is headquartered in Westchester, Illinois, with office space being leased through 2016. At December 31, 2012, properties utilized by the IAA business segment include 163 salvage vehicle auction facilities in the United States and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA properties are used primarily for auction and storage purposes consisting on average of approximately 28 acres of land per site.

        Of AFC's 104 locations in North America at December 31, 2012, 73 are physically located at auction facilities (including 53 at ADESA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.

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

IAA—Lower Duwamish Waterway

        On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 111 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site, but the EPA has not yet issued a plan for remediating the site. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.

        In addition, the Washington State Department of Ecology is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. The current Tukwila property owner, the former Tukwila property owner and IAA have had discussions with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAA submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements. Additional source control obligations, if any, are not expected to have a material adverse effect on future recurring operating costs.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

        KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 12, 2013, there were 3 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

        The following table sets forth the range of high and low intraday sales prices per share of common stock for each quarter during fiscal years 2012 and 2011:

	2012
	High	Low
4th Quarter (October 1 - December 31)	$20.49	$17.00
3rd Quarter (July 1 - September 30)	$20.85	$14.10
2nd Quarter (April 1 - June 30)	$18.57	$14.39
1st Quarter (January 1 - March 31)	$16.85	$13.46

	2011
	High	Low
4th Quarter (October 1 - December 31)	$14.53	$10.92
3rd Quarter (July 1 - September 30)	$19.64	$11.92
2nd Quarter (April 1 - June 30)	$21.00	$15.30
1st Quarter (January 1 - March 31)	$15.74	$13.75

Dividend Policy

        On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. On February 20, 2013, the board of directors announced a cash dividend of $0.19 per share payable on April 4, 2013, to stockholders of record at the close of business on March 25, 2013, representing an annualized dividend of $0.76 per share. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, AFC's securitization facilities and the indenture governing our outstanding debt securities, capital requirements and other factors that our board of directors deems relevant. We have no prior history of declaring or paying any cash or other dividends, and no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Stock Price Performance Graph

        The graph below shows the cumulative total stockholder return, assuming the investment of $100, for the period beginning on December 11, 2009, the first trading day of KAR Auction Services' common stock, and ending on December 31, 2012, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's Smallcap 600 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return

Company/Index	Base Period 12/11/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012
KAR Auction Services, Inc.	$100	$114.63	$114.71	$112.22	$168.25
S&P 400 Midcap Index	$100	$102.94	$128.52	$124.54	$144.55
S&P Smallcap 600 Index	$100	$104.86	$131.05	$130.85	$150.23

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

Selected Financial Data of KAR Auction Services
For the Years Ended December 31, 2012, 2011, 2010, 2009 and 2008

        The following consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2012	2011	2010	2009	2008
Operations:
Operating revenues
ADESA	$1,053.5	$1,017.4	$1,075.9	$1,088.5	$1,123.4
IAA	716.1	700.1	610.4	553.1	550.3
AFC	193.8	168.8	136.3	93.9	102.3

Total operating revenues	$1,963.4	$1,886.3	$1,822.6	$1,735.5	$1,776.0
Operating expenses (exclusive of depreciation and amortization and impairment charges)	1,506.2	1,424.6	1,382.5	1,367.8	1,441.3
Goodwill and other intangibles impairment	—	—	—	—	164.4
Operating profit (loss)	267.0	281.9	268.8	195.3	(12.5)
Interest expense	119.4	143.1	141.4	172.6	215.2
Income (loss) from continuing operations	92.0	72.2	69.6	23.2	(216.2)
Net income (loss)	92.0	72.2	69.6	23.2	(216.2)
Net income (loss) per share
Basic	0.67	0.53	0.52	0.21	(2.02)
Diluted	0.66	0.52	0.51	0.21	(2.02)
Weighted average shares outstanding
Basic	136.5	136.0	134.9	108.0	106.9
Diluted	139.0	137.8	135.9	108.1	106.9
Cash dividends declared per common share	0.19	—	—	—	—

	At December 31,
	2012	2011	2010	2009	2008
Financial Position:
Working capital (1)	$294.5	$177.0	$287.9	$299.5	$304.3
Total assets	4,922.3	4,779.1	4,525.0	4,251.3	4,157.6
Total debt, net of unamortized debt discount	1,818.3	1,902.8	1,875.7	2,272.9	2,527.4
Total stockholders' equity	1,443.7	1,343.2	1,244.6	1,141.5	750.7

(1)
Working capital is defined as current assets less current liabilities.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Other Financial Data:
Net cash provided by operating activities	$290.2	$305.8	$467.6	$250.8	$224.9
Capital expenditures	102.0	85.8	78.9	65.6	129.6
Depreciation and amortization	190.2	179.8	171.3	172.4	182.8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

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

  •
  trends in the number of commercial vehicles being brought to auction, in-particular off-lease volumes;

  •
  changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

  •
  increases in the number of used vehicles purchased on virtual auction platforms;

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

  •
  our ability to maintain our brand and protect our intellectual property;

  •
  our ability to develop and implement information systems responsive to customer needs;

  •
  business development activities, including acquisitions and integration of acquired businesses;

  •
  the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

  •
  weather, including increased expenses as a result of Superstorm Sandy;

  •
  general business conditions;

  •
  our substantial amount of debt;

  •
  restrictive covenants in our debt agreements;

  •
  our assumption of the settlement risk for vehicles sold;

  •
  any impairment to our goodwill or other intangible assets;

  •
  our self-insurance for certain risks;

  •
  any losses of key personnel;

  •
  interruptions to service from our workforce;

  •
  changes in effective tax rates;

  •
  changes to accounting standards; and

  •
  other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2013.

        Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.

        Our future growth depends on a variety of factors, including our ability to increase vehicle sold volumes and loan transaction volumes, expand our product and service offerings, including information systems development, acquire and integrate additional business entities, manage expansion, control costs in our operations, introduce fee increases, and retain our executive officers and key employees. We cannot predict whether our growth strategy will be successful. In addition, we cannot predict what portion of overall sales will be conducted through online auctions or other remarketing methods in the future and what impact this may have on our auction business.

Overview

        We provide whole car and salvage auction services in North America. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAA and AFC.

  •
  The ADESA Auctions segment serves an international customer base through online auctions and through 67 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. OPENLANE, a leader in internet-based remarketing solutions, offers vehicles for sale from any location. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning, titling and other administrative services.

  •
  The IAA segment serves a domestic and international customer base through live and online auctions and through 163 salvage vehicle auction sites in the United States and Canada at December 31, 2012. The salvage auctions facilitate the remarketing of damaged or low value vehicles designated as total losses by insurance companies and charity donation vehicles, as well as recovered stolen (or theft) vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

  •
  The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2012, AFC conducted business at 104 locations in the United States and Canada.

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

Industry Trends

Whole Car

        Used vehicles sold in North America through whole car auctions were 8.4 million, 7.7 million and an estimated 7.7 million in 2010, 2011 and 2012, respectively (excluding approximately 0.3 million used vehicles sold by OPENLANE in 2011 and 2012). The reduction in auction volumes since 2009 is attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. The supply shortages and resulting decline in industry auction volumes reflect a reduction in units sold by institutional consignors. This reduction has been partially offset by an increase in dealer consignment units sold in 2010, 2011 and 2012.

        Other reasons for the fluctuations in industry volumes, which may also impact future volumes include:

  •
  New car sales in the U.S. declined from 17.0 million in 2005 to 10.4 million in 2009. Although new vehicle sales have climbed over the last three years to approximately 14.5 million units in 2012, the recovery in new vehicles sales has been gradual and may continue to be so for the foreseeable future.

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

  •
  As used vehicle prices have increased over the last few years, new vehicle dealers have shifted to selling more used vehicles, which can offset lower new vehicle sales. Dealers can also offer financing, warranties and insurance services on their used vehicle sales. Despite an increase in the number of trade-ins dealers keep for retail sale, the number of dealer consignment vehicles remarketed through whole car auctions has increased.

  •
  There was a reduction in the number of lease originations in 2008 and 2009, as new vehicle sales fell and lease financing was scaled back. This decline negatively impacted the supply of off-lease vehicles available at auction through 2012 and this trend could continue into 2013.

        Based on the factors discussed above, we estimate that used vehicle auction volumes in North America, including units sold by OPENLANE, will be approximately 8 million units in 2012, approach 8.4 million units in 2013 and are expected to reach nearly 9 million units by 2015.

Salvage

        Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses is estimated at 14.4% for 2012, up from 13.3% in 2011. There is no central reporting system that tracks the number of total loss vehicles in any given year which makes estimating industry volumes very difficult.

        Fluctuations in used vehicle and commodity pricing have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry has experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices moderate in 2013, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability.

Automotive Finance

        AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has rebounded from approximately 36,418 dealers in 2009 to about 37,892 dealers in 2012. During this time, AFC's eligible dealer base has grown from 9,745 dealers in 2009 to approximately 11,000 dealers in 2012 and loan transactions have grown from 799,421 in 2009 to 1,239,755 in 2012.

        Key challenges for the independent used vehicle dealer include used vehicle sales volume demand, disruptions in pricing of used vehicle inventory and lack of access to consumer financing. These same challenges, to the extent they occur, could result in a material impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC.

        AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. These initiatives along with the current industry environment have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at December 31, 2012.

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

Results of Operations

Overview of Results of KAR Auction Services for the Years Ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2012	2011
Revenues
ADESA	$1,053.5	$1,017.4
IAA	716.1	700.1
AFC	193.8	168.8

Total revenues	1,963.4	1,886.3
Cost of services*	1,087.1	1,035.2

Gross profit*	876.3	851.1
Selling, general and administrative	419.1	389.4
Depreciation and amortization	190.2	179.8

Operating profit	267.0	281.9
Interest expense	119.4	143.1
Other income, net	(4.0)	(4.7)
Loss on extinguishment of debt	—	53.5

Income before income taxes	151.6	90.0
Income taxes	59.6	17.8

Net income	$92.0	$72.2

Net income per share
Basic	$0.67	$0.53

Diluted	$0.66	$0.52

*
Exclusive of depreciation and amortization

        For the year ended December 31, 2012, we had revenue of $1,963.4 million compared with revenue of $1,886.3 million for the year ended December 31, 2011, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Superstorm Sandy

        In October 2012, Superstorm Sandy damaged property throughout the Eastern United States with the most significant damage concentrated in New Jersey and New York. As a direct result of Superstorm Sandy's affect on New York City and neighboring communities, damage from the storm is estimated at over $70 billion. Although the damage from Superstorm Sandy was widespread, the most significant damage was concentrated on the eastern seaboard of the United States. KAR and its subsidiaries did not experience significant damage to its properties or vehicles stored on our properties for our customers. Certain auction activities were delayed due to power outages, temporary loss of internet access and the inability of customers to attend the auctions immediately following the damage created by Superstorm Sandy.

        IAA provides salvage auction services to substantially all of the major automobile insurance companies in the United States. Contracts with IAA's insurance customers require IAA to provide services in the event of catastrophic events like Superstorm Sandy. Typically these catastrophic events create a temporary increase in the number of cars processed and sold. The nature of the damage, the need to service our customers in a short period of time and the geographic concentration in a heavily populated, high cost area, led to substantially increased costs incurred to handle the significantly greater volumes of vehicles. IAA has experienced a number of catastrophic events over the last 10 years, most notably Hurricane Katrina, and none of these individual catastrophic events has resulted in a net loss to IAA.

        Superstorm Sandy was unique in that its impact was greatest in the densely populated New York City area. This resulted in a high concentration of total-loss vehicles in a relatively small geographic area. It is estimated that Superstorm Sandy damaged over 200,000 vehicles. IAA's customers assigned over 50,000 total-loss vehicles to IAA for processing. In order to store and process these vehicles, IAA secured over 400 acres of temporary space in New York and New Jersey. In addition, the difficult infrastructure of the New York City and Long Island areas and the shortage of towing capacity required IAA to incur significantly greater towing costs to move damaged vehicles to its sites for processing. In order to serve our customers in this region, IAA had to bring hundreds of employees to the affected areas to assist in the timely processing of these vehicles. All of these activities resulted in a temporary increase in costs related to Superstorm Sandy vehicles.

        In the fourth quarter of 2012, IAA incurred a non-recurring pre-tax net loss of $9.1 million related to the processing of Superstorm Sandy vehicles. This net loss has been excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. Furthermore, the sale of Superstorm Sandy vehicles in 2013 is expected to result in an additional pre-tax net loss of approximately $10 million. This loss will be incurred in the first half of 2013 with a majority of the activity taking place in the first quarter of 2013. These losses are net of auction services revenue realized or to be realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area will result in a net loss on the sale of the Superstorm Sandy vehicles.

Depreciation and Amortization

        Depreciation and amortization increased $10.4 million, or 6%, to $190.2 million for the year ended December 31, 2012, compared with $179.8 million for the year ended December 31, 2011. The increase in depreciation and amortization was primarily representative of an increase of $11.3 million related to OPENLANE, which was acquired in the fourth quarter of 2011, partially offset by a net decrease in depreciation and amortization as five year life computer software and technology assets, revalued as part of the April 20, 2007 merger between ADESA and IAA, became fully amortized.

Interest Expense

        Interest expense decreased $23.7 million, or 17%, to $119.4 million for the year ended December 31, 2012, compared with $143.1 million for the year ended December 31, 2011. The decrease in interest expense was primarily representative of $14.5 million in interest expense incurred in the second quarter of 2011 in connection with the settlement and termination of our $650 million notional swap agreement. In addition, interest expense decreased as a result of the second quarter 2011 prepayment of our $450.0 million principal amount 8 3/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by Term Loan B debt, which had an interest rate of 5% at December 31, 2012, compared with our previous term loan debt, which had an interest rate of approximately 3% until its prepayment in May 2011. The decrease in interest expense was also partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed in 2012 as compared with 2011, as well as an increase in the cost of funds, beginning in the second quarter of 2011.

Other Income, Net

        We had other income of $4.0 million for the year ended December 31, 2012, compared with $4.7 million for the year ended December 31, 2011. The change in other income was primarily representative of $4.6 million of contingent consideration that was reversed during 2011 as compared with $1.1 million of contingent consideration that was recorded in 2012. The contingent consideration related to certain prior year acquisitions and the adjustments were based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met. In addition, we had foreign currency transaction gains for the year ended December 31, 2012, compared with foreign currency transaction losses for the year ended December 31, 2011.

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

Income Taxes

        We had an effective tax rate of 39.3% for the year ended December 31, 2012, compared with an effective tax rate of 19.8% for the year ended December 31, 2011. During the year ended December 31, 2012, our effective tax rate of 39.3% benefited from the recognition of $4.7 million of previously unrecognized deferred tax assets related to foreign tax credits and state net operating losses. Excluding the effect of the discrete items for the year ended December 31, 2012, our effective tax rate for the year ended December 31, 2012 would have been 41.9%. During the year ended December 31, 2011, our effective tax rate of 19.8% benefited from the reversal of $18.6 million in reserves for uncertain tax positions due to the expiration of certain statutes of limitations. Excluding the effect of the discrete items for the year ended December 31, 2011, our effective tax rate for the year ended December 31, 2011 would have been 40.2%. The change in the tax rate, excluding the effect of discrete items, was primarily attributable to the increase in non-deductible profit interest expense, as well as differences in effective tax rates in state and foreign jurisdictions. Income before income taxes includes the impact of $12.9 million in profit interest expense and a credit of $0.1 million reflected as negative profit interest expense for the years ended December 31, 2012 and 2011, respectively, which is not deductible by us for income tax purposes.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2012	2011
ADESA revenue	$1,053.5	$1,017.4
Cost of services*	595.7	582.3

Gross profit*	457.8	435.1
Selling, general and administrative	249.3	219.6
Depreciation and amortization	96.9	88.1

Operating profit	$111.6	$127.4

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $36.1 million, or 4%, to $1,053.5 million for the year ended December 31, 2012, compared with $1,017.4 million for the year ended December 31, 2011. The increase in revenue was primarily a result of an 8% increase in the number of vehicles sold, partially offset by a 4% decrease in revenue per vehicle sold to approximately $560 for the year ended December 31, 2012, compared with approximately $585 for the year ended December 31, 2011. OPENLANE, which was acquired in the fourth quarter of 2011, incrementally increased ADESA's revenue approximately $77.5 million for the year ended December 31, 2012.

        The total number of used vehicles sold at ADESA increased 8% for the year ended December 31, 2012, compared with the year ended December 31, 2011, and resulted in an increase in ADESA revenue of approximately $34.4 million. Excluding OPENLANE, the total number of used vehicles sold at ADESA decreased approximately 4% for the year ended December 31, 2012, compared with the year ended December 31, 2011. The decrease in same store volume sold was attributable to a decline in institutional supplier inventory levels, partially offset by an 11% (excluding OPENLANE) increase in dealer consignment units sold in 2012 compared with 2011. Online sales volumes for ADESA, which includes both LiveBlock and OPENLANE sales, represented approximately 30% of the total vehicles sold by ADESA in 2012, compared with approximately 24% in 2011. LiveBlock operates in real-time with our physical auctions and provides registered buyers with the opportunity to participate in live auctions.

        The 4% decrease in revenue per vehicle sold was primarily attributable to lower revenue per vehicle sold at OPENLANE, as fewer ancillary services offerings are utilized for online vehicle sales. In addition, decreases in ancillary and related services resulted in decreased ADESA revenue of approximately $17.2 million, while fluctuations in the Canadian exchange rate resulted in decreased ADESA revenue of approximately $2.6 million. Partially offsetting the decreases in revenue was incremental fee income related to selective fee increases, which resulted in increased ADESA revenue of approximately $21.5 million. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 57.4% for the year ended December 31, 2012, compared with 60.7% for the year ended December 31, 2011. The decrease in conversion rates is representative of a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the year ended December 31, 2012, dealer consignment vehicles represented approximately 48% of used vehicles sold at ADESA physical auction locations, an increase from approximately 42% for the year ended December 31, 2011.

Gross Profit

        For the year ended December 31, 2012, gross profit for ADESA increased $22.7 million, or 5%, to $457.8 million, compared with $435.1 million for the year ended December 31, 2011. Gross profit for ADESA was 43.5% of revenue for the year ended December 31, 2012, compared with 42.8% of revenue for the year ended December 31, 2011. The increase in gross profit as a percentage of revenue for the year ended December 31, 2012, compared with the year ended December 31, 2011, was primarily the result of the 8% increase in the number of vehicles sold, partially offset by a 2% increase in cost of services. The increase in cost of services was primarily attributable to the addition of OPENLANE costs, as well as lower conversion rates, partially offset by lower utilization of ancillary and related services.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment increased $29.7 million, or 14%, to $249.3 million for the year ended December 31, 2012, compared with $219.6 million for the year ended December 31, 2011, primarily due to the acquisition and integration of OPENLANE, which accounted for approximately $28.1 million of the increase, as well as an increase in incentive-based compensation expense, an increase in professional fees and a loss on the sale of idle property, partially offset by decreases in compensation expense and stock-based compensation expense, as well as fluctuations in the Canadian exchange rate.

IAA Results

	Year Ended December 31,
(Dollars in millions)	2012	2011
IAA revenue	$716.1	$700.1
Cost of services*	449.5	415.3

Gross profit*	266.6	284.8
Selling, general and administrative	69.8	82.3
Depreciation and amortization	68.1	65.8

Operating profit	$128.7	$136.7

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $16.0 million, or 2%, to $716.1 million for the year ended December 31, 2012, compared with $700.1 million for the year ended December 31, 2011. The increase in revenue was a result of an increase in vehicles sold of approximately 3% for the year ended December 31, 2012. Included in the growth of units sold was an increase in the sale of vehicles sold under purchase agreements, in which the entire selling price of the vehicle is recorded as revenue. Vehicles sold under purchase agreements represented approximately 7% of total salvage vehicles sold for the year ended December 31, 2012, as compared with 5% for the year ended December 31, 2011. Also contributing to the growth in revenue were sales generated from the impact of Superstorm Sandy in the Northeast Region in the fourth quarter of 2012. Online sales volumes for IAA for the years ended December 31, 2012 and 2011 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the year ended December 31, 2012, gross profit at IAA decreased to $266.6 million, or 37.2% of revenue, compared with $284.8 million, or 40.7% of revenue, for the year ended December 31, 2011. The gross profit decrease was primarily the result of the 8% increase in cost of services. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in the purchase price of vehicles sold under purchase agreements and an increase in expenses associated with IAA's response to Superstorm Sandy in the Northeast Region, which included increases in towing costs, compensation expense, temporary real estate rental property expense, travel expenses and miscellaneous yard and auction expenses.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $12.5 million, or 15%, to $69.8 million for the year ended December 31, 2012, compared with $82.3 million for the year ended December 31, 2011. The decrease in selling, general and administrative expenses was attributable to a gain on the sale of excess property, as well as decreases in stock-based compensation expense and incentive-based compensation expense.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2012	2011
AFC revenue
Interest and fee income	$190.3	$163.7
Other revenue	10.7	11.2
Provision for credit losses	(7.2)	(6.1)

Total AFC revenue	193.8	168.8
Cost of services*	41.9	37.6

Gross profit*	151.9	131.2
Selling, general and administrative	21.3	22.1
Depreciation and amortization	23.3	24.7

Operating profit	$107.3	$84.4

Loan transactions	1,239,755	1,064,891
Revenue per loan transaction	$156	$159

*
Exclusive of depreciation and amortization

Revenue

        For the year ended December 31, 2012, AFC revenue increased $25.0 million, or 15%, to $193.8 million, compared with $168.8 million for the year ended December 31, 2011. The increase in revenue was the result of a 16% increase in loan transactions for the year ended December 31, 2012, compared with the same period in 2011, partially offset by a 2% decrease in revenue per loan transaction for the year ended December 31, 2012. In addition, managed receivables increased to $1,004.2 million at December 31, 2012 from $883.2 million at December 31, 2011.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $3, or 2%, primarily as a result of a decrease in average loan values and a decrease in floorplan and other fee income, partially offset by an increase in the average portfolio duration.

Gross Profit

        For the year ended December 31, 2012, gross profit for the AFC segment increased $20.7 million, or 16%, to $151.9 million, compared with $131.2 million for the year ended December 31, 2011, primarily as a result of a 15% increase in revenue, partially offset by an 11% increase in cost of services. The increase in cost of services was primarily the result of an increase in the number of employees, as well as increases in lot check fees and incentive-based compensation expense.

Selling, General and Administrative

        Selling, general and administrative expenses at AFC decreased $0.8 million, or 4%, to $21.3 million for the year ended December 31, 2012, compared with $22.1 million for the year ended December 31, 2011. The decrease was primarily the result of decreases in stock-based compensation expense and professional fees, partially offset by an increase in compensation expense.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2012	2011
Selling, general and administrative	$78.7	$65.4
Depreciation and amortization	1.9	1.2

Operating loss	$(80.6)	$(66.6)

Selling, General and Administrative

        For the year ended December 31, 2012, selling, general and administrative expenses at the holding company increased $13.3 million, or 20%, to $78.7 million, compared with $65.4 million for the year ended December 31, 2011, primarily as a result of an increase in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value, as well as an increase in professional fees. For the year ended December 31, 2012, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $12.9 million. For the year ended December 31, 2011, we recognized a reduction in stock-based compensation expense related to the KAR LLC and Axle LLC operating units of $0.1 million.

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

Interest Expense

        Interest expense increased $1.7 million, or 1%, to $143.1 million for the year ended December 31, 2011, compared with $141.4 million for the year ended December 31, 2010. The increase in interest expense was primarily the result of the second quarter 2011 recognition of $14.5 million in additional interest expense related to the settlement and termination of our $650 million notional swap agreement, which was used to hedge interest payments on the previous Term Loan B. Partially offsetting the increase was a decrease in interest expense as a result of $143.3 million in prepayments on long-term debt in the fourth quarter of 2010, the prepayments of $450.0 million aggregate principal amount outstanding on our fixed senior notes and $131.1 million aggregate principal amount outstanding on our senior subordinated notes, and the termination of our $1,144.6 million previous Term Loan B in the second quarter of 2011.

Other Income, Net

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

Loss on Extinguishment of Debt

        In May 2011, we terminated our previous credit facility, dated as of April 20, 2007. In addition, in June 2011, we prepaid the $450.0 million aggregate principal amount outstanding on our fixed senior notes and the $131.1 million aggregate principal amount outstanding on our senior subordinated notes with proceeds received from a new Term Loan B and cash on hand. In the second quarter of 2011, we recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our previous Term Loan B. In the second quarter of 2011, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of our fixed senior notes and the senior subordinated notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.

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

	December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$108.7	$97.4
Restricted cash	11.9	8.2
Working capital	294.5	177.0
Amounts available under credit facility*	250.0	181.1
Cash flow from operations	290.2	305.8

*
There were related outstanding letters of credit totaling approximately $23.6 million and $28.5 million at December 31, 2012 and 2011, respectively, which reduced the amount available for borrowings under the credit facility.

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

        Our available cash, which excludes cash in transit, was $74.6 million at December 31, 2012. Of this amount, approximately $38.4 million was held by foreign subsidiaries, a portion of which is considered to be permanently reinvested in our non-U.S. businesses. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

        AFC offers short-term inventory-secured financing, also known as floorplan financing, to independent used vehicle dealers. Financing is primarily provided for terms of 30 to 60 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility ("Term Loan B") and a $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011 (the "Credit Agreement"). The credit facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans. The Credit Agreement also permits up to $300 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders (with the consent of the administrative agent).

        On November 29, 2012, we entered into an amendment to the Credit Agreement. The amendment provided for, among other things, modifications to the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) financial covenant and modifications to increase the amount of Restricted Payments (as defined in the Credit Agreement) permitted to be paid under the Credit Agreement. Restricted payments include, among other things, dividends, stock buybacks and other payments made in respect of the Company's equity securities.

        Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Payments commenced on September 30, 2011, and the balance is payable at maturity. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. There were no excess cash flow payments, as defined, due for the year ended December 31, 2011. For the year ended December 31, 2012, the Company has estimated that an excess cash flow payment of approximately $39.4 million will be made in the second quarter of 2013. The prepayment will be credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the March 31, 2013 quarterly installment on Term Loan B and the excess cash flow payment, there will be no further quarterly installments due until June 30, 2015.

        Term Loan B bears interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on Term Loan B was 5.0% at December 31, 2012. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company also pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the credit facility. The fee may step down to 37.5 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.

        On December 31, 2012, $1,674.5 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. At December 31, 2011, $68.9 million was drawn on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $23.6 million and $28.5 million at December 31, 2012 and December 31, 2011, respectively, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of December 31, 2012. However, there were related letters of credit outstanding totaling approximately C$1.2 million at December 31, 2012, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility.

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

        The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The leverage ratio covenant is based on consolidated Adjusted EBITDA, which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) management, monitoring, consulting and advisory fees paid to the equity sponsors; (g) charges and revenue reductions resulting from purchase accounting; (h) unrealized gains and losses on hedge agreements; (i) minority interest; (j) expenses associated with the consolidation of salvage operations; (k) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (l) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (m) expenses incurred in connection with permitted acquisitions; (n) any impairment charges or write-offs of intangibles; and (o) any extraordinary, unusual or nonrecurring charges, expenses or losses.

        Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Beginning with the quarter ended December 31, 2012 the ratio could not exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the Credit Facility until it reaches 2.5 to 1.0 at March 31, 2016. Our actual consolidated senior secured leverage ratio was 3.3 to 1.0 at December 31, 2012.

        In addition, the indenture governing our floating rate senior notes contains certain financial and operational restrictions that, similar to the Credit Agreement, limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our floating rate senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our floating rate senior notes at December 31, 2012.

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

Securitization Facilities

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary

("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at December 31, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at December 31, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        AFC managed total finance receivables of $1,004.2 million and $883.2 million at December 31, 2012 and December 31, 2011, respectively. AFC's allowance for losses was $8.0 million and $9.0 million at December 31, 2012 and December 31, 2011, respectively.

        As of December 31, 2012 and December 31, 2011, $996.0 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $713.3 million and $610.3 million of obligations collateralized by finance receivables at December 31, 2012 and December 31, 2011, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2012, we were in compliance with the covenants in the securitization agreements.

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

        The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Year Ended December 31, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$38.4	$56.5	$64.1	$(67.0)	$92.0
Add back:
Income taxes	14.5	33.7	46.0	(34.6)	59.6
Interest expense, net of interest income	0.8	1.4	15.0	101.9	119.1
Depreciation and amortization	96.9	68.1	23.3	1.9	190.2
Intercompany	60.2	38.3	(17.8)	(80.7)	—

EBITDA	210.8	198.0	130.6	(78.5)	460.9
Adjustments	20.3	(0.7)	(10.4)	21.0	30.2
Superstorm Sandy	—	9.1	—	—	9.1

Adjusted EBITDA	$231.1	$206.4	$120.2	$(57.5)	$500.2

	Year Ended December 31, 2011
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$55.8	$65.5	$57.2	$(106.3)	$72.2
Add back:
Income taxes	17.9	36.1	29.6	(65.8)	17.8
Interest expense, net of interest income	0.7	2.1	12.0	128.0	142.8
Depreciation and amortization	88.1	65.8	24.7	1.2	179.8
Intercompany	52.4	38.3	(14.4)	(76.3)	—

EBITDA	214.9	207.8	109.1	(119.2)	412.6
Adjustments	17.3	3.9	(7.2)	60.6	74.6

Adjusted EBITDA	$232.2	$211.7	$101.9	$(58.6)	$487.2

        Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended December 31, 2012
(Dollars in millions)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net income (loss)	$26.0	$23.9	$19.2	$22.9	$92.0
Add back:
Income taxes	18.4	20.2	13.8	7.2	59.6
Interest expense, net of interest income	30.3	29.6	29.8	29.4	119.1
Depreciation and amortization	48.6	48.0	46.8	46.8	190.2

EBITDA	123.3	121.7	109.6	106.3	460.9
Nonrecurring charges	5.4	3.2	4.0	4.7	17.3
Noncash charges	9.1	6.1	6.8	3.1	25.1
AFC interest expense	(2.9)	(2.9)	(3.1)	(3.3)	(12.2)
Superstorm Sandy	—	—	—	9.1	9.1

Adjusted EBITDA	$134.9	$128.1	$117.3	$119.9	$500.2

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2012	2011
Net cash provided by (used by):
Operating activities	$290.2	$305.8
Investing activities	(227.6)	(419.8)
Financing activities	(53.5)	93.0
Effect of exchange rate on cash	2.2	(0.7)

Net increase (decrease) in cash and cash equivalents	$11.3	$(21.7)

        Cash flow from operating activities was $290.2 million for the year ended December 31, 2012, compared with $305.8 million for the year ended December 31, 2011. The decrease in operating cash flow was primarily impacted by the $53.5 million loss on extinguishment of debt included in operating results in 2011, which more than offset increases in net income and depreciation and amortization for the year ended December 31, 2012 compared with the year ended December 31, 2011.

        Net cash used by investing activities was $227.6 million for the year ended December 31, 2012, compared with $419.8 million for the year ended December 31, 2011. The change in net cash used by investing activities was primarily the result of lower levels of spending on acquisitions, as we spent $213.5 million less on acquisitions during the year ended December 31, 2012 compared with the same period in 2011. The decrease in cash spent on acquisitions was partially offset by an increase of $16.2 million spent on capital items. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Net cash used by financing activities was $53.5 million for the year ended December 31, 2012, compared with net cash provided by financing activities of $93.0 million for the year ended December 31, 2011. The change in net cash used by financing activities was primarily attributable to the 2012 repayment of $68.9 million that was outstanding on our revolving credit facility, as well as a decrease in book overdrafts for the year ended December 31, 2012 and the payment of $26.0 million in dividends to stockholders in the fourth quarter of 2012.

Capital Expenditures

        Capital expenditures for the years ended December 31, 2012 and 2011 approximated $102.0 million and $85.8 million, respectively. Capital expenditures were greater than expected in 2012 and related directly to capital deployed in the fourth quarter in order to handle Superstorm Sandy vehicles. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $95 million for fiscal year 2013. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Dividends

        On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. The initial quarterly dividend of $0.19 per share was paid on December 28, 2012 to stockholders of record at the close of business on December 19, 2012, representing an annualized dividend of $0.76 per share. Subject to board of director approval, we expect to pay a quarterly dividend of $0.19 per share in 2013 using cash flow from operations. On February 20, 2013, the board of directors announced a cash dividend of $0.19 per share payable on April 4, 2013, to stockholders of record at the close of business on March 25, 2013. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, AFC's securitization facilities and the indenture governing our outstanding debt securities, capital requirements and other factors that our board of directors deems relevant. We have no prior history of declaring or paying any cash or other dividends, and no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Contractual Obligations

        The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2012. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2012 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$250 million revolving credit facility (a)	$—	$—	$—	$—	$—
Term loan B (a)	1,674.5	43.7	12.8	1,618.0	—
Floating rate senior notes due 2014 (a)	150.0	—	150.0	—	—
Capital lease obligations (b)	32.1	15.5	16.2	0.4	—
Interest payments relating to long-term debt (c)	368.0	89.6	167.2	111.2	—
Postretirement benefit payments (d)	0.4	0.1	0.1	0.1	0.1
Operating leases (e)	933.8	95.0	163.7	138.2	536.9

Total contractual cash obligations	$3,158.8	$243.9	$510.0	$1,867.9	$537.0

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

(e)
Operating leases are entered into in the normal course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.

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

        We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2012, which are included in this Annual Report on Form 10-K.

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

Goodwill and Long-Lived Assets

        When we acquire businesses, we estimate and recognize the fair values of tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The purchase accounting process requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

        In accordance with ASC 350, Intangibles—Goodwill and Other, we assess goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. In assessing goodwill, we must make assumptions regarding estimated future cash flows and earnings, changes in our business strategy and economic conditions affecting market valuations related to the fair values of our three reporting units (which consist of our three operating and reportable business segments: ADESA Auctions, IAA and AFC). In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

        ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $1.0 million for the year ended December 31, 2012 and positively affected net income by approximately $1.9 million for the year ended December 31, 2011. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the years ended December 31, 2012 or 2011.

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

        The fair value of the interest rate derivatives is based on quoted market prices for similar instruments from commercial banks. At December 31, 2012, the aggregate fair value of the three interest rate caps was a less than $0.1 million asset recorded in "Other current assets" on the consolidated balance sheet. At December 31, 2011, the aggregate fair value of the three interest rate caps was a $1.0 million asset recorded in "Other assets" on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At December 31, 2012, there was a net unrealized loss totaling $0.2 million, net of tax benefits of $0.1 million. At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. We were exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt. A sensitivity analysis of the impact on our variable rate debt instruments to a hypothetical 100 basis point increase in short-term rates for the year ended December 31, 2012 would have resulted in an increase in interest expense of approximately $1.9 million.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2012. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

        KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2012, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT James P. Hallett Chief Executive Officer (Principal Executive Officer)
/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KAR Auction Services, Inc.:

        We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Indianapolis, Indiana
February 22, 2013

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Operating revenues
ADESA Auction Services	$1,053.5	$1,017.4	$1,075.9
IAA Salvage Services	716.1	700.1	610.4
AFC	193.8	168.8	136.3

Total operating revenues	1,963.4	1,886.3	1,822.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,087.1	1,035.2	1,007.3
Selling, general and administrative	419.1	389.4	375.2
Depreciation and amortization	190.2	179.8	171.3

Total operating expenses	1,696.4	1,604.4	1,553.8

Operating profit	267.0	281.9	268.8
Interest expense	119.4	143.1	141.4
Other income, net	(4.0)	(4.7)	(2.1)
Loss on extinguishment of debt	0	53.5	32.7

Income before income taxes	151.6	90.0	96.8
Income taxes	59.6	17.8	27.2

Net income	$92.0	$72.2	$69.6

Net income per share
Basic	$0.67	$0.53	$0.52

Diluted	$0.66	$0.52	$0.51

Dividends declared per common share	$0.19	$0.00	$0.00

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$92.0	$72.2	$69.6

Other comprehensive income, net of tax
Foreign currency translation gain (loss)	7.3	(9.0)	12.0
Unrealized gain (loss) on interest rate deriviatives, net of tax of $(0.2), $0.9, and $(3.0) for the years ended December 31, 2012, 2011 and 2010	(0.3)	1.6	(4.8)
Early termination of swap agreement, net of tax of $5.5 for the year ended December 31, 2011	0	9.0	0
Unrealized loss on postretirement benefit obligation	0	0	(0.1)

Total other comprehensive income, net of tax	7.0	1.6	7.1

Comprehensive income	$99.0	$73.8	$76.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$108.7	$97.4
Restricted cash	11.9	8.2
Trade receivables, net of allowances of $5.3 and $6.4	342.4	297.4
Finance receivables, net of allowances $8.0 and $9.0	996.2	874.2
Deferred income tax assets	35.4	37.5
Other current assets	86.8	58.5

Total current assets	1,581.4	1,373.2

Other assets
Goodwill	1,679.6	1,679.5
Customer relationships, net of accumulated amortization of $405.3 and $325.8	618.9	694.0
Other intangible assets, net of accumulated amortization of $168.9 and $139.5	305.2	305.9
Unamortized debt issuance costs	24.9	28.6
Other assets	11.6	11.2

Total other assets	2,640.2	2,719.2

Property and equipment, net of accumulated depreciation of $415.5 and $362.4	700.7	686.7

Total assets	$4,922.3	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,
	2012	2011
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$388.4	$367.8
Accrued employee benefits and compensation expenses	63.5	57.7
Accrued interest	1.6	2.3
Other accrued expenses	75.8	71.7
Income taxes payable	0.6	0.5
Obligations collateralized by finance receivables	713.3	610.3
Current maturities of long-term debt	43.7	85.9

Total current liabilities	1,286.9	1,196.2

Non-current liabilities
Long-term debt	1,774.6	1,816.9
Deferred income tax liabilities	318.6	323.9
Other liabilities	98.5	98.9

Total non-current liabilities	2,191.7	2,239.7

Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
136,657,645 (2012)
136,271,358 (2011)	1.4	1.4
Additional paid-in capital	1,433.9	1,406.4
Accumulated deficit	(26.7)	(92.7)
Accumulated other comprehensive income	35.1	28.1

Total stockholders' equity	1,443.7	1,343.2

Total liabilities and stockholders' equity	$4,922.3	$4,779.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Stockholders' Equity

(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	134.5	$1.4	$1,355.2	$(234.5)	$19.4	$1,141.5

Net income				69.6		69.6
Other comprehensive income, net of tax					7.1	7.1
Issuance of common stock under stock plans	1.0		4.9			4.9
Stock-based compensation expense			19.8			19.8
Excess tax benefits from stock-based compensation			1.7			1.7

Balance at December 31, 2010	135.5	$1.4	$1,381.6	$(164.9)	$26.5	$1,244.6

Net income				72.2		72.2
Other comprehensive income, net of tax					1.6	1.6
Issuance of common stock under stock plans	0.8		6.0			6.0
Stock-based compensation expense			17.0			17.0
Excess tax benefits from stock-based compensation			1.8			1.8

Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2

Net income				92.0		92.0
Other comprehensive income, net of tax					7.0	7.0
Issuance of common stock under stock plans	0.4		3.3			3.3
Stock-based compensation expense			23.2			23.2
Excess tax benefits from stock-based compensation			1.0			1.0
Cash dividends paid to stockholders ($0.19 per share)				(26.0)		(26.0)

Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$92.0	$72.2	$69.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190.2	179.8	171.3
Provision for credit losses	9.5	8.3	13.8
Deferred income taxes	(3.7)	(3.5)	(2.3)
Amortization of debt issuance costs	7.1	10.1	13.7
Stock-based compensation	23.2	17.0	19.8
Contingent consideration adjustment	1.1	(4.6)	0
(Gain) loss on disposal of fixed assets	(1.5)	(0.2)	1.3
Loss on extinguishment of debt	0	53.5	32.7
Other non-cash, net	13.2	9.8	11.1
Changes in operating assets and liabilities, net of acquisitions:
Finance receivables held for sale	0	0	50.2
Retained interests in finance receivables sold	0	0	89.8
Trade receivables and other assets	(80.0)	1.5	(33.6)
Accounts payable and accrued expenses	39.1	(38.1)	30.2

Net cash provided by operating activities	290.2	305.8	467.6

Investing activities
Net increase in finance receivables held for investment	(126.5)	(120.1)	(669.0)
Acquisition of businesses, net of cash acquired	(1.1)	(214.6)	(48.7)
Purchases of property, equipment and computer software	(102.0)	(85.8)	(78.9)
Proceeds from the sale of property and equipment	5.7	0.3	2.0
(Increase) decrease in restricted cash	(3.7)	0.4	0.7

Net cash used by investing activities	(227.6)	(419.8)	(793.9)

Financing activities
Net (decrease) increase in book overdrafts	(24.1)	32.5	(16.7)
Net (decrease) increase in borrowings from lines of credit	(68.9)	68.9	0
Net increase in obligations collateralized by finance receivables	101.1	90.2	520.1
Proceeds from long-term debt	0	1,691.5	0
Payments for debt issuance costs/amendments	(3.4)	(30.6)	(1.3)
Payments on long-term debt	(17.0)	(1,153.1)	(103.3)
Payment for early extinguishment of debt	0	(600.7)	(317.4)
Payments on capital leases	(13.9)	(8.5)	(5.0)
Payments of contingent consideration and deferred acquisition costs	(5.6)	(3.9)	(2.0)
Initial net investment for interest rate caps	0	(1.1)	0
Issuance of common stock under stock plans	3.3	6.0	4.9
Excess tax benefits from stock-based compensation	1.0	1.8	1.7
Dividends paid to stockholders	(26.0)	0	0

Net cash provided by (used by) financing activities	(53.5)	93.0	81.0

Effect of exchange rate changes on cash	2.2	(0.7)	0.5

Net increase (decrease) in cash and cash equivalents	11.3	(21.7)	(244.8)
Cash and cash equivalents at beginning of period	97.4	119.1	363.9

Cash and cash equivalents at end of period	$108.7	$97.4	$119.1

Cash paid for interest	$109.0	$136.8	$129.4
Cash paid for taxes, net of refunds	$65.3	$36.5	$36.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Note 1—Organization and Other Matters

        KAR Auction Services, Inc. was organized in the State of Delaware on November 9, 2006. We are a holding company that was organized for the purpose of consummating a merger with ADESA, Inc. and related transactions that resulted in ADESA and Insurance Auto Auction, Inc. becoming, directly or indirectly, subsidiaries of the Company. We had no operations prior to the merger transactions on April 20, 2007. In December 2009, KAR Auction Services, Inc. completed an initial public offering, which resulted in the sale of 27,656,050 shares of common stock.

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

  •
  "Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent, as amended on November 29, 2012;

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 1—Organization and Other Matters (Continued)

  •
  "IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and its subsidiaries; and

  •
  "KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors and management of the Company, and owns a majority of our common stock.

Business and Nature of Operations

        As of December 31, 2012, we have a network of 67 ADESA whole car auction sites and 163 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

        AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 104 locations throughout the United States and Canada at December 31, 2012. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of KAR Auction Services and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets and changes in self insurance reserves.

Business Segments

        Our operations are grouped into three operating segments: ADESA Auctions, IAA and AFC. The three operating segments also serve as our reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.

Derivative Instruments and Hedging Activity

        We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We currently use three interest rate caps that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We do not, however, enter into hedging contracts for trading or speculative purposes. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives is recorded in "Other current assets," "Other assets" or "Other liabilities" on the consolidated balance sheet based on the gain or loss position of the contracts and their remaining term. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded net of tax in "Other comprehensive income." Gains and losses on the interest rate derivatives are subsequently included in earnings as an adjustment to interest expense in the same periods in which the related interest payment being hedged is recognized in earnings. We use the change in variable cash flows method to assess hedge effectiveness in accordance with ASC 815.

Foreign Currency Translation

        Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies (Continued)

translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a gain of $0.4 million for the year ended December 31, 2012, a loss of $0.9 million for the year ended December 31, 2011 and a gain of $1.1 million for the year ended December 31, 2010. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."

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

Receivables

        Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts due for services provided by us related to certain consigned vehicles in our possession. The amounts due with respect to the consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies (Continued)

Other Current Assets

        Other current assets consist of inventories, prepaid expenses, taxes receivable and notes receivable. The inventories, which consist of vehicles, supplies and parts, are accounted for on the specific identification method and are stated at the lower of cost or net realizable value.

Goodwill

        Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. ASC 350, Intangibles—Goodwill and Other, permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Customer Relationships and Other Intangible Assets

        Customer relationships are amortized on a straight-line basis over the life determined in the valuation of the particular acquisition. Other intangible assets generally consist of tradenames, computer software and non-compete agreements, which if amortized, are amortized using the straight-line method. Tradenames with indefinite lives are not amortized and tradenames that have been assigned a useful life are amortized over their estimated useful lives. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The lives of other intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted.

Property and Equipment

        Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies (Continued)

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

Unamortized Debt Issuance Costs

        Debt issuance costs reflect the expenditures incurred in conjunction with Term Loan B, the floating senior notes, the bank credit facility and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized to interest expense using the effective interest method over the lives of the related debt issues.

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

Accounts Payable

        Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $112.4 million and $136.5 million at December 31, 2012 and 2011, respectively.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies (Continued)

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

AFC

        AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2012	2011	2010
Interest and fee income	$190.3	$163.7	$137.9
Other revenue	10.7	11.2	9.6
Provision for credit losses	(7.2)	(6.1)	(11.2)

	$193.8	$168.8	$136.3

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies (Continued)

Other revenue

        Other revenue includes lot check fees, filing fees and postage fees, each of which are charged to and collected from AFC's customers.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 2—Summary of Significant Accounting Policies (Continued)

cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) are classified as financing cash flows.

Note 3—Acquisitions

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. We made payments for contingent consideration and deferred acquisition costs in 2012, 2011 and 2010 totaling approximately $5.6 million, $3.9 million and $2.0 million, respectively, of which approximately $0.1 million, $1.8 million and $2.0 million resulted in additional goodwill for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, in 2012 and 2011, we recorded and reversed contingent consideration of approximately $1.1 million and $4.6 million, respectively, related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met. The contingent consideration adjustments were recorded to "Other (income) expense, net" in the consolidated statements of income.

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

        As a result of the merger and pursuant to the terms of the Merger Agreement, each outstanding share of OPENLANE common stock and preferred stock (other than those shares of common stock or preferred stock held by OPENLANE) was converted into the right to receive an amount in cash as set forth in the Merger Agreement. The value of the cash consideration payable in the merger was $208.4 million plus approximately $35 million for excess cash on OPENLANE's balance sheet at the closing of the merger. We funded the cash consideration paid at closing with a combination of approximately $98.4 million of existing cash on-hand and borrowings of approximately $145 million from our revolving credit facility. We utilized approximately $35 million of acquired cash to immediately repay a portion of the borrowings on the revolving credit facility. In addition, we entered into operating lease obligations related to various facilities through 2017. Initial annual lease payments for the various facilities were approximately $1.6 million per year. Financial results for the acquisition have been included in our consolidated financial statements from the date of acquisition.

        During 2011, we also completed the acquisitions of a company that auctions heavy machinery, a company that develops satellite-based GPS technology for advanced vehicle tracking and a salvage facility. The purchase agreements included contingent payments related to financial results and business deployments subsequent to the purchase date. The purchased assets included fixed assets, software, inventory, accounts receivable and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 3—Acquisitions (Continued)

        The aggregate purchase price for the businesses acquired in 2011, net of cash, was approximately $214.0 million, which included estimated contingent payments with a present value of $0.4 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $0.4 million. The acquired assets and liabilities were recorded based upon fair values, including $94.7 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames, software and noncompete agreements, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $123.6 million. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's statement of income.

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

        The aggregate purchase price for the businesses acquired in 2010 was approximately $59.4 million, which included estimated contingent payments with a present value of $10.7 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $11.1 million. The acquired assets and liabilities were recorded based upon fair values, including $27.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and noncompete agreements which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $26.2 million. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's balance sheet and statement of income.

Note 4—Stock-Based Compensation Plans

        Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR LLC and Axle LLC profit interests as liability awards. We have classified the KAR Auction Services, Inc. service and exit option as equity awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.

        The compensation cost that was charged against income for all stock-based compensation plans was $23.2 million, $17.0 million and $19.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, and the total income tax benefit recognized in the consolidated statement of income for options was approximately $3.6 million, $6.1 million and $6.6 million for the years ended

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

December 31, 2012, 2011 and 2010, respectively. There is no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. We did not capitalize any stock-based compensation cost in the years ended December 31, 2012, 2011 or 2010. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2012	2011	2010
Service options	$2.3	$1.2	$0.3
Exit options	8.0	15.9	18.0
KAR LLC profit interests	6.9	0.3	1.6
Axle LLC profit interests	6.0	(0.4)	(0.1)

Total	$23.2	$17.0	$19.8

Axle Holdings, Inc. Stock Incentive Plan

        Prior to the merger transactions, IAA was a subsidiary of Axle Holdings, Inc. ("Axle Holdings"), which in turn was a subsidiary of Axle LLC. Axle Holdings maintained the Axle Holdings, Inc. Stock Incentive Plan to provide equity incentive benefits to the IAA employees. Under the Axle Holdings plan, service options and exit options were awarded. The service options vested in three equal annual installments from the grant date based upon service with Axle Holdings and its subsidiaries. The exit options vested upon a change in equity control of Axle LLC. In connection with the completion of the merger transactions, the options (service and exit) to purchase shares of Axle Holdings, Inc. stock were converted into options (service and exit) to purchase shares of KAR Auction Services; these converted options have the same terms and conditions as were applicable to the options to purchase shares of Axle Holdings, Inc. The converted options are included in the KAR Auction Services, Inc. service option table and exit option table below.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

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

        In May 2011, the vesting criteria for the first 25% of the exit options was met and as such 25% of the outstanding exit options became exercisable. In January 2013, the vesting criteria for the second 25% of the exit options was met and as such an additional 25% of the outstanding exit options became exercisable.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

        The operating units are accounted for as liability awards and as such, compensation expense related to the operating units is recognized using the graded-vesting attribution method. Compensation expense related to the Axle LLC operating units was $6.0 million for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, $0.4 million and $0.1 million, respectively, of compensation expense for the Axle LLC operating units was reversed as the fair value of the operating units declined.

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

        In 2012, we granted approximately 0.7 million service options with a weighted average exercise price of $16.18 per share under the Omnibus Plan, and in 2011 we granted approximately 1.3 million service options with a weighted average exercise price of $15.05 per share. In addition, in 2010 we granted approximately 0.5 million service options with a weighted average exercise price of $12.90 per share and approximately 0.7 million exit options with an exercise price per share of $13.46 under the Omnibus Plan. The service and exit options have a ten year life and the service options vest in four equal annual installments, commencing on the first anniversary of the respective grant dates. The exit options contain the same vesting criteria as the exit options noted below under the KAR Auctions Services, Inc. Stock Incentive Plan.

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

        The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2012:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	3,257,593	$12.17
Granted	703,160	16.18
Exercised	(348,986)	8.12
Forfeited	(182,836)	14.25
Cancelled	(8,467)	13.97

Outstanding at December 31, 2012	3,420,464	$13.31	7.2 years	$23.7

Exercisable at December 31, 2012	1,673,231	$11.28	5.6 years	$15.0

        The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2012. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $20.24 on December 31, 2012. The total intrinsic value of service options exercised during the year ended December 31, 2012 was $3.4 million. The fair value of all vested and exercisable service options at December 31, 2012, 2011 and 2010 was $33.9 million, $22.0 million and $30.9 million, respectively.

        We recognized compensation expense for the service options of approximately $2.3 million, $1.2 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $6.8 million of unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 2.7 years.

        Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service period, using the straight-line attribution method. The weighted average fair value of the service options granted was $4.94 per share, $4.69 per share and $4.07 per share for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2012	2011	2010
Risk-free interest rate	0.555% - 0.65%	0.625% - 1.69%	0.805% - 1.81%
Expected life	4 years	4 years	4 years
Expected volatility	38.0%	38.0%	38.0%
Dividend yield	0%	0%	0%

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

  Risk-free interest rate—This is the yield on U.S. Treasury Securities posted at the date of grant (or date of modification) having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

  Expected life—years—This is the period of time over which the options granted are expected to remain outstanding. Options granted by KAR Auction Services have a maximum term of ten years. An increase in the expected life will increase compensation expense.

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

        The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2012:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	6,303,386	$10.49
Granted	0	N/A
Exercised	(22,003)	6.59
Forfeited	(98,312)	10.48
Cancelled	0	N/A

Outstanding at December 31, 2012	6,183,071	$10.52	5.0 years	$60.1

Exercisable at December 31, 2012	94,711	$6.67	2.9 years	$1.3

        The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2012. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $20.24 on December 31, 2012. The total intrinsic value of exit options exercised during the year ended December 31, 2012 was $0.2 million. The fair value of all vested and exercisable exit options at December 31, 2012 was $1.9 million.

        The requisite service period and the fair value of the exit options granted in 2010 and at the date of the modification were developed in consultation with independent valuation specialists. The weighted average fair value of exit options granted in 2010 was $7.89 per share. The time horizons over which our stock price is projected to achieve the market conditions noted in the above tables ranges from 1.2 years to 3.9 years. As a result, compensation expense will be recognized over the derived service periods ranging from 1.2 years to 3.9 years. We recognized compensation expense for these exit options of approximately $8.0 million, $15.9 million and $18.0 million for the years ended December 31, 2012,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

2011 and 2010, respectively. As of December 31, 2012, there was approximately $2.1 million of total unrecognized compensation expense related to the nonvested exit options which is expected to be recognized over a weighted average term of 0.7 years.

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

        A total of 121,046 operating units and 363,139 value units are maintained by KAR LLC and there have been no changes to the number outstanding since the profit interests were awarded in June 2007. The grant date fair value of the operating units and value units was $36.90 and $45.21, respectively. The fair value of each operating unit was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each value unit was estimated on the date of grant using a lattice-based valuation model.

        The compensation expense of KAR LLC, which is for the benefit of Company employees, will result in a capital contribution from KAR LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the straight-line attribution method and resulted in $6.9 million, $0.3 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company has not recorded compensation expense related to the value units and none will be recognized until it becomes probable that the performance conditions associated with the value units will be achieved.

KAR Auction Services, Inc. Employee Stock Purchase Plan

        Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009 and the ESPP was implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at December 31, 2012, 822,182 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 4—Stock-Based Compensation Plans (Continued)

entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.

Note 5—Net Income Per Share

        The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income	$92.0	$72.2	$69.6

Weighted average common shares outstanding	136.5	136.0	134.9
Effect of dilutive stock options	2.5	1.8	1.0

Weighted average common shares outstanding and potential common shares	139.0	137.8	135.9

Net income per share
Basic	$0.67	$0.53	$0.52

Diluted	$0.66	$0.52	$0.51

        Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share—diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.4 million, 0.9 million and 0.6 million options were excluded from the calculation of diluted net income per share for the years ended December 31, 2012, 2011 and 2010, respectively. Total options outstanding at December 31, 2012, 2011 and 2010 were 9.6 million, 9.6 million and 9.2 million, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 6—Allowance for Credit Losses and Doubtful Accounts

        The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2012	2011	2010
Allowance for Credit Losses
Balance at beginning of period	$9.0	$9.7	$5.9
Provision for credit losses	7.2	6.1	11.2
Recoveries	3.4	4.5	4.0
Less charge-offs	(11.6)	(11.3)	(11.4)

Balance at end of period	$8.0	$9.0	$9.7

        AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.

        The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2012	2011	2010
Allowance for Doubtful Accounts
Balance at beginning of period	$6.4	$6.3	$6.9
Provision for credit losses	2.3	2.2	2.6
Less net charge-offs	(3.4)	(2.1)	(3.2)

Balance at end of period	$5.3	$6.4	$6.3

        Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at December 31, 2012.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at December 31, 2012. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables (Continued)

        The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2012
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2012
Floorplan receivables	$996.2	$3.8	$8.0
Special purpose loans	8.0	0	0.2

Total receivables managed	$1,004.2	$3.8	$8.2

	December 31, 2011
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2011
Floorplan receivables	$877.6	$3.3	$6.8
Special purpose loans	5.6	0.3	0

Total receivables managed	$883.2	$3.6	$6.8

        AFC's allowance for losses was $8.0 million and $9.0 million at December 31, 2012 and 2011, respectively.

        As of December 31, 2012 and 2011, $996.0 million and $877.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $713.3 million and $610.3 million of obligations collateralized by finance receivables at December 31, 2012 and 2011, respectively.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2012, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 8—Goodwill and Other Intangible Assets

        Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2010	$835.6	$521.6	$196.9	$1,554.1
Increase for acquisition activity	123.6	1.8	0	125.4

Balance at December 31, 2011	$959.2	$523.4	$196.9	$1,679.5
Increase for acquisition activity	0	0.1	0	0.1

Balance at December 31, 2012	$959.2	$523.5	$196.9	$1,679.6

        Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. At December 31, 2011, there was $1,679.5 million of goodwill recorded on our consolidated balance sheet that was recorded as a result of the merger transactions, post merger acquisitions and contingent consideration related to prior year acquisitions. Goodwill increased in 2011 primarily as a result of acquisitions and contingent consideration related to prior year acquisitions. Most of the goodwill resulting from the businesses acquired in 2011 is not expected to be deductible for tax purposes.

        A summary of customer relationships is as follows (in millions):

		December 31, 2012			December 31, 2011
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	9 - 19	$1,024.2	$(405.3)	$618.9	$1,019.8	$(325.8)	$694.0

        The decrease in customer relationships in 2012 was primarily related to the amortization of existing customer relationships, partially offset by changes in the Canadian exchange rate.

        A summary of other intangibles is as follows (in millions):

		December 31, 2012			December 31, 2011
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$197.1	$(1.8)	$195.3	$197.1	$(1.1)	$196.0
Computer software & technology	3 - 7	251.5	(144.0)	107.5	223.9	(120.2)	103.7
Covenants not to compete	1 - 5	25.5	(23.1)	2.4	24.4	(18.2)	6.2

Total		$474.1	$(168.9)	$305.2	$445.4	$(139.5)	$305.9

        Other intangibles decreased in 2012 primarily as a result of the amortization of existing intangibles, partially offset by computer software additions.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 8—Goodwill and Other Intangible Assets (Continued)

        We have acquired software by undertaking capital lease obligations. The software under the capital leases is amortized in a manner consistent with our policy for owned intangibles. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2012	2011
Computer software	$2.7	$2.7
Accumulated amortization	(1.4)	(0.5)

Capital lease assets	$1.3	$2.2

        Amortization expense for customer relationships and other intangibles was $117.8 million, $108.1 million and $100.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for the next five years is $119.2 million for 2013, $107.5 million for 2014, $98.9 million for 2015, $82.1 million for 2016 and $80.4 million for 2017.

Note 9—Property and Equipment

        Property and equipment consisted of the following (in millions):

		December 31,
	Useful Lives (in years)
		2012	2011
Land		$257.9	$260.7
Buildings	5 - 40	232.1	224.8
Land improvements	5 - 20	141.7	130.4
Building and leasehold improvements	3 - 33	231.7	193.1
Furniture, fixtures and equipment	1 - 10	231.8	199.8
Vehicles	3 - 6	6.3	6.8
Construction in progress		14.7	33.5

		1,116.2	1,049.1
Accumulated depreciation		(415.5)	(362.4)

Property and equipment, net		$700.7	$686.7

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $72.4 million, $71.7 million and $71.0 million, respectively.

        We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 9—Property and Equipment (Continued)

owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2012	2011
Furniture, fixtures and equipment	$53.1	$38.0
Accumulated depreciation	(23.6)	(13.4)

Capital lease assets	$29.5	$24.6

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

        The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$24.0	$27.1
Net payments	(51.0)	(49.2)
Expense	51.0	46.1

Balance at end of period	$24.0	$24.0

        Individual stop-loss coverage for medical benefits was $0.3 million for 2012 and 2011. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile, general liability and workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in both the 2012 and 2011 policy years. Once the $1.0 million corridor deductible is met, the deductible reverts back to $0.5 million per occurrence. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $20.0 million for both the 2012 and 2011 policy years.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 11—Long-Term Debt

        Long-term debt consisted of the following (in millions):

			December 31,
	Interest Rate	Maturity	2012	2011
Term Loan B	Adjusted LIBOR + 3.75%	May 18, 2017	$1,674.5	$1,691.5
$250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	0	68.9
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Canadian line of credit	CAD Prime + 1.5%	Repayable upon demand	0	0

Total debt			1,824.5	1,910.4

Unamortized debt discount			(6.2)	(7.6)
Current portion of long-term debt			(43.7)	(85.9)

Long-term debt			$1,774.6	$1,816.9

        The weighted average interest rate on our variable rate debt was 4.9% at December 31, 2012 and 2011.

Credit Facilities

        On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility (Term Loan B in the table above) and a $250 million, five-year senior secured revolving credit facility ($250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011. Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the "2007 Credit Agreement"). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement; however, we incurred a non-cash loss on the extinguishment of the term loan under the 2007 Credit Agreement of $24.5 million as a result of the write-off of certain unamortized debt issuance costs.

        On November 29, 2012, we entered into an amendment to the Credit Agreement. The amendment provided for, among other things, modifications to the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) financial covenant and modifications to increase the amount of Restricted Payments (as defined in the Credit Agreement) permitted to be paid under the Credit Agreement. Restricted payments include, among other things, dividends, stock buybacks and other payments made in respect of the Company's equity securities.

        The Credit Facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans. The Credit Agreement also permits up to $300 million of additional revolving or term loan commitments from one or more of the existing lenders or other lenders (with the consent of the administrative agent).

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 11—Long-Term Debt (Continued)

        Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. Term Loan B is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Payments commenced on September 30, 2011, and the balance is payable at maturity. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. There were no excess cash flow payments, as defined, due for the year ended December 31, 2011. For the year ended December 31, 2012, the Company has estimated that an excess cash flow payment of approximately $39.4 million will be made in the second quarter of 2013. The prepayment will be credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the March 31, 2013 quarterly installment on Term Loan B and the excess cash flow payment, there will be no further quarterly installments due until June 30, 2015.

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2012.

        Term Loan B bears interest at an adjusted LIBOR rate plus 3.75% (with an adjusted LIBOR rate floor of 1.25% per annum) and revolving loan borrowings at an adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on Term Loan B was 5.0% at December 31, 2012. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company also pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the credit facility. The fee may step down to 37.5 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.

        There were no borrowings on the revolving credit facility at December 31, 2012. On December 31, 2011, $68.9 million was outstanding on the revolving credit facility. In addition, we had related

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 11—Long-Term Debt (Continued)

outstanding letters of credit in the aggregate amount of $23.6 million and $28.5 million at December 31, 2012 and 2011, respectively, which reduce the amount available for borrowings under the credit facility.

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

Canadian Line of Credit

        ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 150 basis points. There were no borrowings under the Canadian line of credit at December 31, 2012 or 2011. There were related letters of credit outstanding totaling approximately C$1.2 million and C$2.2 million at December 31, 2012 and 2011, respectively, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.

Future Principal Payments

        At December 31, 2012, aggregate future principal payments on long-term debt are as follows (in millions):

2013	$43.7
2014	150.0
2015	12.8
2016	17.0
2017	1,601.0
Thereafter	0

$1,824.5

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

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

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Aggregate $925 million notional interest rate caps	Other current assets	$0	Other assets	$1.0	Other accrued expenses	$0	Other accrued expenses	$0

        The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in 2012, 2011 or 2010. Unrealized gains or losses on the interest rate derivatives are included as a component of "Accumulated other comprehensive income." At December 31, 2012, there was a net unrealized loss totaling $0.2 million, net of tax benefits of $0.1 million. At December 31, 2011, there was a net unrealized gain totaling $0.1 million, net of tax benefits of less than $0.1 million. The following table

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 12—Financial Instruments (Continued)

presents the effect of the interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
			Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,			Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2012	2011		2012	2011
Aggregate $925 million notional interest rate caps	$(0.5)	$0.1	Interest expense	$0	$0
$650 million notional interest rate swap*	N/A	$2.1	Interest expense	N/A	$(18.6)
$250 million notional interest rate cap*	N/A	$0.3	N/A	N/A	$0

*
In connection with entering into the Credit Facility in May 2011, we de-designated our $650 million notional interest rate swap and entered into a swap termination agreement related to our previous credit agreement. We paid $14.5 million to settle and terminate the swap. As a result, the $14.5 million was reclassified from accumulated other comprehensive income to interest expense. Our $250 million notional interest rate cap, related to our previous credit agreement, matured on June 30, 2011.

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

        The fair value of our notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments. The discount rate used is equivalent to the

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 12—Financial Instruments (Continued)

current rate offered to us for notes of similar maturities. As of December 31, 2012, the fair value of our notes receivable approximated the carrying value.

        As of December 31, 2012 and 2011, the estimated fair value of our long-term debt amounted to $1,843.5 million and $1,831.0 million, respectively. The estimates of fair value are based on the market prices for our publicly-traded debt as of December 31, 2012 and 2011. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 13—Leasing Agreements

        We lease property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2034. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with ASC 840, Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Other liabilities" on the consolidated balance sheet.

        We also lease furniture, fixtures and equipment under capital leases. The economic substance of the leases is that we are financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and liabilities. The capital lease liabilities are included in "Other accrued expenses" and "Other liabilities" on the consolidated balance sheet. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2012 are as follows (in millions):

	Operating Leases	Capital Leases
2013	$95.0	$15.5
2014	85.4	12.1
2015	78.3	4.1
2016	71.1	0.4
2017	67.1	0
Thereafter	536.9	0

	$933.8	$32.1

Less: interest portion of capital leases		2.0

Total		$30.1

        Total lease expense for the years ended December 31, 2012, 2011 and 2010 was $96.1 million, $90.0 million and $88.0 million, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 14—Income Taxes

        The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income before income taxes:
Domestic	$92.4	$26.0	$31.8
Foreign	59.2	64.0	65.0

Total	$151.6	$90.0	$96.8

Income tax expense (benefit):
Current:
Federal	$35.2	$(13.5)	$(0.3)
Foreign	21.9	26.4	24.6
State	6.2	8.4	5.2

Total current provision	63.3	21.3	29.5

Deferred:
Federal	0.8	4.3	7.8
Foreign	(3.0)	(4.4)	(4.5)
State	(1.5)	(3.4)	(5.6)

Total deferred provision	(3.7)	(3.5)	(2.3)

Income tax expense	$59.6	$17.8	$27.2

        The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	2.5%	1.2%	2.6%
Reserves for tax exposures	1.2%	(18.5)%	(0.7)%
Valuation allowance reversal	(3.1)%	0%	(3.9)%
International operations	0%	0.5%	(5.1)%
Stock-based compensation	3.0%	0%	0.5%
Other, net	0.7%	1.6%	(0.3)%

Effective rate	39.3%	19.8%	28.1%

        During 2012, the effective tax rate benefited from the recognition of previously unrecognized deferred tax assets related to foreign tax credits and state net operating losses. During 2011, the effective rate benefited from the reversal of $18.6 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations. During 2010, the effective rate benefited from lower tax rates in state and foreign jurisdictions, the release of tax reserves for uncertain tax positions due to

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 14—Income Taxes (Continued)

the expiration of certain statute of limitations and the recognition of previously unrecognized deferred tax assets related to state net operating losses.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

        Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2012	2011
Gross deferred tax assets:
Allowances for trade and finance receivables	$5.1	$5.9
Accruals and liabilities	34.0	32.2
Employee benefits and compensation	36.8	32.1
Interest rate cap	0.1	(0.1)
Net operating loss carryforwards	39.8	47.8
Investment basis difference	1.7	2.1
Foreign tax credit	3.4	2.0
Other	3.2	2.7

Total deferred tax assets	124.1	124.7

Deferred tax asset valuation allowance	(12.6)	(13.2)

Total	111.5	111.5

Gross deferred tax liabilities:
Property and equipment	(55.1)	(31.0)
Goodwill and intangible assets	(337.3)	(365.8)
Other	(2.3)	(1.1)

Total	(394.7)	(397.9)

Net deferred tax liabilities	$(283.2)	$(286.4)

        The gross tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2013	$0.4
2014	0.2
2015	0.8
2016	0.3
2017	0.2
2018 to 2032	37.9

$39.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 14—Income Taxes (Continued)

        Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $153.7 million at December 31, 2012. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, tax expense would need to be recognized at the U.S. statutory rate, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.

        We made federal income tax payments, net of federal income tax refunds, of $34.6 million, $0.3 million and $5.3 million in 2012, 2011 and 2010, respectively. State and foreign income taxes paid by us, net of refunds, totaled $30.7 million, $36.2 million and $31.0 million in 2012, 2011 and 2010, respectively.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2012	2011
Balance at beginning of period	$17.4	$25.9
Increase in tax positions related to acquisitions	0	8.6
Increase in prior year tax positions	2.1	1.1
Decrease in prior year tax positions	(0.1)	(0.2)
Increase in current year tax positions	1.0	1.3
Settlements	(0.3)	(0.7)
Lapse in statute of limitations	(0.9)	(18.6)

Balance at end of period	$19.2	$17.4

        The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $11.2 million and $9.5 million at December 31, 2012 and 2011, respectively.

        We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $4.6 million and $4.2 million in 2012 and 2011, respectively, associated with interest and penalties, net of tax.

        The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 14—Income Taxes (Continued)

issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Australia and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2006.

        Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.7 to $2.0 million decrease.

Note 15—Employee Benefit Plans

401(k) Plan

        We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. In 2010 and 2011, the Company matched 50 percent of participant contributions up to 4 percent. Effective January 1, 2012, we began to match 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2012, 2011 and 2010 we contributed $7.7 million, $3.4 million and $3.2 million, respectively.

Postretirement Benefits

        IAA assumed the obligation for certain health care and death benefits for the retired employees of Underwriters Salvage Company ("USC") in connection with the acquisition of the capital stock of USC in 1994.

        We apply the applicable provisions of ASC 715, Compensation-Retirement Benefits. The guidance requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. ASC 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

        The net liability recognized in the balance sheet at December 31, 2012 and 2011 was $0.4 million. The amounts recognized as a charge against accumulated other comprehensive income at December 31, 2012 and 2011 were $0.3 million.

        Effective January 20, 1994, the date of the USC acquisition, IAA discontinued future participation for active employees. The contribution for 2013 is not expected to exceed $0.1 million.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

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

        We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.2 million and $0.1 million at December 31, 2012 and December 31, 2011, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.

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

IAA—Lower Duwamish Waterway

        On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 16—Commitments and Contingencies (Continued)

Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 111 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site, but the EPA has not yet issued a plan for remediating the site. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.

        In addition, the Washington State Department of Ecology is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. The current Tukwila property owner, the former Tukwila property owner and IAA have had discussions with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAA submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements. Additional source control obligations, if any, are not expected to have a material adverse effect on future recurring operating costs.

Note 17—Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following (in millions):

	December 31,
	2012	2011
Foreign currency translation gain	$35.1	$27.8
Unrealized gain (loss) on interest rate derivatives, net of tax	(0.2)	0.1
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2

Accumulated other comprehensive income	$35.1	$28.1

Note 18—Related Party Transactions

Financial Advisory Agreements

        The Equity Sponsors own the controlling interest in KAR LLC. We pay the Equity Sponsors travel expenses related to KAR Auction Services, pursuant to the terms contained in the financial advisory

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 18—Related Party Transactions (Continued)

agreements. We paid the Equity Sponsors approximately $0.1 million, $0.1 million and $0.2 million for travel expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

        Additionally, the financial advisory agreements provide that KAR Auction Services indemnify the Equity Sponsors and their respective officers, directors, partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) against any and all claims, losses and expenses as incurred arising in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger) entered into in connection with the 2007 Transactions.

Registration Rights Agreement

        Pursuant to a registration rights agreement entered into in connection with the 2007 Transactions, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. In December 2012, pursuant to the registration statement, KAR LLC sold 15,525,000 of its shares in KAR Auction Services. We incurred expenses of $0.6 million related to such sale and we received no proceeds from the sale. After such sale, as of December 31, 2012, affiliates of the Equity Sponsors, other equity co-investors and members of our management held approximately 67% of our outstanding common stock directly or indirectly through their investment in KAR LLC.

Note 19—Segment Information

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 19—Segment Information (Continued)

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

        Financial information regarding our reportable segments is set forth below for the year ended December 31, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,053.5	$716.1	$193.8	$0	$1,963.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	595.7	449.5	41.9	0	1,087.1
Selling, general and administrative	249.3	69.8	21.3	78.7	419.1
Depreciation and amortization	96.9	68.1	23.3	1.9	190.2

Total operating expenses	941.9	587.4	86.5	80.6	1,696.4

Operating profit (loss)	111.6	128.7	107.3	(80.6)	267.0
Interest expense	1.1	1.4	15.0	101.9	119.4
Other (income) expense, net	(2.6)	(1.2)	0	(0.2)	(4.0)
Intercompany expense (income)	60.2	38.3	(17.8)	(80.7)	0

Income (loss) before income taxes	52.9	90.2	110.1	(101.6)	151.6
Income taxes	14.5	33.7	46.0	(34.6)	59.6

Net income (loss)	$38.4	$56.5	$64.1	$(67.0)	$92.0

Assets	$2,270.1	$1,228.9	$1,386.5	$36.8	$4,922.3

Capital expenditures	$42.4	$47.3	$7.0	$5.3	$102.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 19—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the year ended December 31, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,017.4	$700.1	$168.8	$0	$1,886.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	582.3	415.3	37.6	0	1,035.2
Selling, general and administrative	219.6	82.3	22.1	65.4	389.4
Depreciation and amortization	88.1	65.8	24.7	1.2	179.8

Total operating expenses	890.0	563.4	84.4	66.6	1,604.4

Operating profit (loss)	127.4	136.7	84.4	(66.6)	281.9
Interest expense	1.0	2.1	12.0	128.0	143.1
Other (income) expense, net	0.3	(5.3)	0	0.3	(4.7)
Loss on extinguishment of debt	0	0	0	53.5	53.5
Intercompany expense (income)	52.4	38.3	(14.4)	(76.3)	0

Income (loss) before income taxes	73.7	101.6	86.8	(172.1)	90.0
Income taxes	17.9	36.1	29.6	(65.8)	17.8

Net income (loss)	$55.8	$65.5	$57.2	$(106.3)	$72.2

Assets	$2,281.1	$1,177.7	$1,282.4	$37.9	$4,779.1

Capital expenditures	$45.5	$34.6	$5.7	$0	$85.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 19—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the year ended December 31, 2010 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,075.9	$610.4	$136.3	$0	$1,822.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	611.2	362.0	34.1	0	1,007.3
Selling, general and administrative	211.9	78.9	20.6	63.8	375.2
Depreciation and amortization	86.9	58.9	25.0	0.5	171.3

Total operating expenses	910.0	499.8	79.7	64.3	1,553.8

Operating profit (loss)	165.9	110.6	56.6	(64.3)	268.8
Interest expense	0.9	2.3	7.2	131.0	141.4
Other (income) expense, net	(1.0)	(1.3)	1.6	(1.4)	(2.1)
Loss on extinguishment of debt	0	0	0	32.7	32.7
Intercompany expense (income)	42.3	38.2	(11.7)	(68.8)	0

Income (loss) before income taxes	123.7	71.4	59.5	(157.8)	96.8
Income taxes	43.6	26.7	21.1	(64.2)	27.2

Net income (loss)	$80.1	$44.7	$38.4	$(93.6)	$69.6

Assets	$2,036.4	$1,188.9	$1,171.7	$128.0	$4,525.0

Capital expenditures	$44.3	$34.3	$0.3	$0	$78.9

Geographic Information

        Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions) :

	Year Ended December 31,
	2012	2011	2010
Operating revenues
U.S.	$1,645.9	$1,563.9	$1,500.3
Foreign	317.5	322.4	322.3

	$1,963.4	$1,886.3	$1,822.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 19—Segment Information (Continued)

	December 31,
	2012	2011
Long-lived assets
U.S.	$3,097.3	$3,158.4
Foreign	243.6	247.5

	$3,340.9	$3,405.9

        No single customer accounted for more than ten percent of our total revenues.

Note 20—Quarterly Financial Data (Unaudited)

        Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2012 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$506.9	$487.9	$474.9	$493.7

Operating expenses
Cost of services (exclusive of depreciation and amortization)	269.4	263.2	264.1	290.4
Selling, general, and administrative expenses	114.1	103.5	102.3	99.2
Depreciation and amortization	48.6	48.0	46.8	46.8

Total operating expenses	432.1	414.7	413.2	436.4

Operating profit	74.8	73.2	61.7	57.3
Interest expense	30.3	29.6	29.9	29.6
Other (income) expense, net	0.1	(0.5)	(1.2)	(2.4)

Income before income taxes	44.4	44.1	33.0	30.1
Income taxes	18.4	20.2	13.8	7.2

Net income	$26.0	$23.9	$19.2	$22.9

Basic net income per share of common stock	$0.19	$0.18	$0.14	$0.17

Diluted net income per share of common stock	$0.19	$0.17	$0.14	$0.16

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 20—Quarterly Financial Data (Unaudited) (Continued)

2011 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$484.7	$472.7	$449.1	$479.8

Operating expenses
Cost of services (exclusive of depreciation and amortization)	264.5	254.4	247.3	269.0
Selling, general, and administrative expenses	102.7	99.4	80.4	106.9
Depreciation and amortization	44.1	43.6	43.8	48.3

Total operating expenses	411.3	397.4	371.5	424.2

Operating profit	73.4	75.3	77.6	55.6
Interest expense	33.2	49.7	29.4	30.8
Other (income) expense, net	(0.6)	(6.7)	1.3	1.3
Loss on extinguishment of debt	0	53.5	0	0

Income (loss) before income taxes	40.8	(21.2)	46.9	23.5
Income taxes	1.0	(6.9)	14.7	9.0

Net income (loss)	$39.8	$(14.3)	$32.2	$14.5

Basic net income (loss) per share of common stock	$0.29	$(0.11)	$0.24	$0.11

Diluted net income (loss) per share of common stock	$0.29	$(0.11)	$0.23	$0.11

Note 21—Supplemental Guarantor Information

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$1,481.7	$481.7	$0	$1,963.4

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	931.5	155.6	0	1,087.1
Selling, general and administrative	16.4	341.8	60.9	0	419.1
Depreciation and amortization	0	167.4	22.8	0	190.2

Total operating expenses	16.4	1,440.7	239.3	0	1,696.4

Operating profit (loss)	(16.4)	41.0	242.4	0	267.0
Interest expense	46.0	55.9	17.5	0	119.4
Other (income) expense, net	0	(1.8)	(2.2)	0	(4.0)
Intercompany expense (income)	0	(17.8)	17.8	0	0

Income (loss) before income taxes	(62.4)	4.7	209.3	0	151.6
Income taxes	(22.0)	6.3	75.3	0	59.6

Net income (loss)	$(40.4)	$(1.6)	$134.0	$0	$92.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$1,423.8	$462.5	$0	$1,886.3

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	876.0	159.2	0	1,035.2
Selling, general and administrative	4.3	330.1	55.0	0	389.4
Depreciation and amortization	0	155.3	24.5	0	179.8

Total operating expenses	4.3	1,361.4	238.7	0	1,604.4

Operating profit (loss)	(4.3)	62.4	223.8	0	281.9
Interest expense	69.5	59.4	14.2	0	143.1
Other (income) expense, net	0	(3.0)	(1.7)	0	(4.7)
Loss on extinguishment of debt	53.5	0	0	0	53.5
Intercompany expense (income)	0	(17.1)	17.1	0	0

Income (loss) before income taxes	(127.3)	23.1	194.2	0	90.0
Income taxes	(48.8)	(1.5)	68.1	0	17.8

Net income (loss)	$(78.5)	$24.6	$126.1	$0	$72.2

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Operating revenues	$0	$1,389.8	$432.8	$0	$1,822.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	0	847.0	160.3	0	1,007.3
Selling, general and administrative	5.1	321.9	48.2	0	375.2
Depreciation and amortization	0	147.7	23.6	0	171.3

Total operating expenses	5.1	1,316.6	232.1	0	1,553.8

Operating profit (loss)	(5.1)	73.2	200.7	0	268.8
Interest expense	70.7	58.6	12.1	0	141.4
Other (income) expense, net	0	(1.2)	(0.9)	0	(2.1)
Loss on extinguishment of debt	32.7	0	0	0	32.7
Intercompany expense (income)	0	(17.9)	17.9	0	0

Income (loss) before income taxes	(108.5)	33.7	171.6	0	96.8
Income taxes	(44.1)	10.5	60.8	0	27.2

Net income (loss)	$(64.4)	$23.2	$110.8	$0	$69.6

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(40.4)	$(1.6)	$134.0	$0	$92.0

Other comprehensive income (loss)
Foreign currency translation gain	0	0	7.3	0	7.3
Unrealized gain (loss) on interest rate deriviatives, net of tax	(0.3)	0	0	0	(0.3)

Total other comprehensive income (loss)	(0.3)	0	7.3	0	7.0

Comprehensive income (loss)	$(40.7)	$(1.6)	$141.3	$0	$99.0

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(78.5)	$24.6	$126.1	$0	$72.2

Other comprehensive income (loss)
Foreign currency translation gain (loss)	0	0	(9.0)	0	(9.0)
Unrealized gain (loss) on interest rate deriviatives, net of tax	1.6	0	0	0	1.6
Early termination of swap agreement, net of tax	9.0	0	0	0	9.0

Total other comprehensive income (loss)	10.6	0	(9.0)	0	1.6

Comprehensive income (loss)	$(67.9)	$24.6	$117.1	$0	$73.8

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net income (loss)	$(64.4)	$23.2	$110.8	$0	$69.6

Other comprehensive income (loss)
Foreign currency translation gain	0	0	12.0	0	12.0
Unrealized gain (loss) on interest rate deriviatives, net of tax	(4.8)	0	0	0	(4.8)
Unrealized loss on postretirement benefit obligation	0	(0.1)	0	0	(0.1)

Total other comprehensive income (loss)	(4.8)	(0.1)	12.0	0	7.1

Comprehensive income (loss)	$(69.2)	$23.1	$122.8	$0	$76.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$0	$70.7	$38.0	$0	$108.7
Restricted cash	0	0	11.9	0	11.9
Trade receivables, net of allowances	0	300.2	62.2	(20.0)	342.4
Finance receivables, net of allowances	0	8.2	988.0	0	996.2
Deferred income tax assets	0.1	35.3	0	0	35.4
Other current assets	1.8	75.8	9.2	0	86.8

Total current assets	1.9	490.2	1,109.3	(20.0)	1,581.4
Other assets
Investments in and advances to affiliates, net	2,387.5	360.3	202.7	(2,950.5)	0
Goodwill	0	1,674.7	4.9	0	1,679.6
Customer relationships, net of accumulated amortization	0	520.4	98.5	0	618.9
Other intangible assets, net of accumulated amortization	0	304.4	0.8	0	305.2
Unamortized debt issuance costs	21.8	0	3.1	0	24.9
Other assets	0	10.9	0.7	0	11.6

Total other assets	2,409.3	2,870.7	310.7	(2,950.5)	2,640.2
Property and equipment, net of accumulated depreciation	0	565.0	135.7	0	700.7

Total assets	$2,411.2	$3,925.9	$1,555.7	$(2,970.5)	$4,922.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$379.0	$29.3	$(19.9)	$388.4
Accrued employee benefits and compensation expenses	0	56.1	7.4	0	63.5
Accrued interest	1.4	0	0.2	0	1.6
Other accrued expenses	0	63.8	12.0	0	75.8
Income taxes payable	0	0.6	0	0	0.6
Obligations collateralized by finance receivables	0	0	713.3	0	713.3
Current maturities of long-term debt	43.7	0	0	0	43.7

Total current liabilities	45.1	499.5	762.2	(19.9)	1,286.9
Non-current liabilities
Investments by and advances from affiliates, net	178.7	0	0	(178.7)	0
Long-term debt	953.1	821.5	0	0	1,774.6
Deferred income tax liabilities	0	297.3	21.3	0	318.6
Other liabilities	0	80.6	17.9	0	98.5

Total non-current liabilities	1,131.8	1,199.4	39.2	(178.7)	2,191.7
Commitments and contingencies
Stockholders' equity
Total stockholders' equity	1,234.3	2,227.0	754.3	(2,771.9)	1,443.7

Total liabilities and stockholders' equity	$2,411.2	$3,925.9	$1,555.7	$(2,970.5)	$4,922.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

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

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

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

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$112.0	$131.0	$47.2	$0	$290.2

Investing activities
Net decrease (increase) in finance receivables held for investment	0	(2.9)	(123.6)	0	(126.5)
Acquisition of businesses, net of cash acquired	0	(1.1)	0	0	(1.1)
Purchases of property, equipment and computer software	0	(93.1)	(8.9)	0	(102.0)
Proceeds from the sale of property and equipment	0	5.7	0	0	5.7
(Increase) decrease in restricted cash	0	0	(3.7)	0	(3.7)

Net cash (used by) provided by investing activities	0	(91.4)	(136.2)	0	(227.6)
Financing activities
Net increase (decrease) in book overdrafts	0	(19.2)	(4.9)	0	(24.1)
Net increase (decrease) in borrowings from lines of credit	(68.9)	0	0	0	(68.9)
Net increase (decrease) in obligations collateralized by finance receivables	0	0	101.1	0	101.1
Payments for debt issuance costs/amendments	(3.4)	0	0	0	(3.4)
Payments on long-term debt	(17.0)	0	0	0	(17.0)
Payments on capital leases	0	(13.4)	(0.5)	0	(13.9)
Payments of contingent consideration and deferred acquisition costs	0	(5.6)	0	0	(5.6)
Issuance of common stock under stock plans	3.3	0	0	0	3.3
Excess tax benefits from stock-based compensation	0	1.0	0	0	1.0
Dividends paid to stockholders	(26.0)	0	0	0	(26.0)

Net cash provided by (used by) financing activities	(112.0)	(37.2)	95.7	0	(53.5)
Effect of exchange rate changes on cash	0	0	2.2	0	2.2

Net increase (decrease) in cash and cash equivalents	0	2.4	8.9	0	11.3
Cash and cash equivalents at beginning of period	0	68.3	29.1	0	97.4

Cash and cash equivalents at end of period	$0	$70.7	$38.0	$0	$108.7

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$12.8	$251.9	$41.1	$0	$305.8

Investing activities
Net decrease (increase) in finance receivables held for investment	0	2.2	(122.3)	0	(120.1)
Acquisition of businesses, net of cash acquired	0	(214.6)	0	0	(214.6)
Purchases of property, equipment and computer software	0	(83.6)	(2.2)	0	(85.8)
Proceeds from the sale of property, equipment and computer software	0	0.3	0	0	0.3
Decrease (increase) in restricted cash	0	0	0.4	0	0.4

Net cash (used by) provided by investing activities	0	(295.7)	(124.1)	0	(419.8)
Financing activities
Net (decrease) increase in book overdrafts	0	28.1	4.4	0	32.5
Net (decrease) increase in borrowings from lines of credit	68.9	0	0	0	68.9
Net increase in obligations collateralized by finance receivables	0	0	90.2	0	90.2
Proceeds from long-term debt	1,691.5	0	0	0	1,691.5
Payments for debt issuance costs/amendments	(24.3)	(5.2)	(1.1)	0	(30.6)
Payments on long-term debt	(1,153.1)	0	0	0	(1,153.1)
Payments for early extinguishment of debt	(600.7)	0	0	0	(600.7)
Payments on capital leases	0	(8.0)	(0.5)	0	(8.5)
Payments of contingent consideration and deferred acquisition costs	0	(3.9)	0	0	(3.9)
Initial net investment for interest rate caps	(1.1)	0	0	0	(1.1)
Issuance of common stock under stock plans	6.0	0	0	0	6.0
Excess tax benefits from stock-based compensation	0	1.8	0	0	1.8

Net cash (used by) provided by financing activities	(12.8)	12.8	93.0	0	93.0
Effect of exchange rate changes on cash	0	0	(0.7)	0	(0.7)

Net increase (decrease) in cash and cash equivalents	0	(31.0)	9.3	0	(21.7)
Cash and cash equivalents at beginning of period	0	99.3	19.8	0	119.1

Cash and cash equivalents at end of period	$0	$68.3	$29.1	$0	$97.4

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

Note 21—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Adjustments	Total
Net cash (used by) provided by operating activities	$417.1	$(105.5)	$156.0	$0	$467.6

Investing activities
Net decrease (increase) in finance receivables held for investment	0	5.6	(674.6)	0	(669.0)
Acquisition of businesses, net of cash acquired	0	(48.7)	0	0	(48.7)
Purchases of property, equipment and computer software	0	(75.6)	(3.3)	0	(78.9)
Proceeds from the sale of property, equipment and computer software	0	2.0	0	0	2.0
Decrease (increase) in restricted cash	0	3.7	(3.0)	0	0.7

Net cash (used by) provided by investing activities	0	(113.0)	(680.9)	0	(793.9)
Financing activities
Net (decrease) increase in book overdrafts	0	(17.1)	0.4	0	(16.7)
Net increase in obligations collateralized by finance receivables	0	0	520.1	0	520.1
Payments for debt issuance costs/amendments	(1.3)	0	0	0	(1.3)
Payments on long-term debt	(103.3)	0	0	0	(103.3)
Payments for early extinguishment of debt	(317.4)	0	0	0	(317.4)
Payments on capital leases	0	(4.6)	(0.4)	0	(5.0)
Payments of contingent consideration	0	(2.0)	0	0	(2.0)
Issuance of common stock under stock plans	4.9	0	0	0	4.9
Excess tax benefits from stock-based compensation	0	1.7	0	0	1.7

Net cash (used by) provided by financing activities	(417.1)	(22.0)	520.1	0	81.0
Effect of exchange rate changes on cash	0	0	0.5	0	0.5

Net increase (decrease) in cash and cash equivalents	0	(240.5)	(4.3)	0	(244.8)
Cash and cash equivalents at beginning of period	0	339.8	24.1	0	363.9

Cash and cash equivalents at end of period	$0	$99.3	$19.8	$0	$119.1

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 15, 2013, are as follows:

        Brian T. Clingen, 53, Chairman of the Board.    Mr. Clingen has been our Chairman of the Board since April 2007. Mr. Clingen also served as our Chief Executive Officer between April 2007 and September 2009. Mr. Clingen has served as a managing partner of BP Capital Management since 1998. Established in 1998, BP Capital Management manages private equity investments principally in the service and finance sectors. Prior to founding BP Capital Management, Mr. Clingen was Chief Financial Officer of Universal Outdoor between 1988 and 1996. Kelso invested in Universal Outdoor in 1993.

        James P. Hallett, 59, Chief Executive Officer and Director.    Mr. Hallett has been our Chief Executive Officer since September 2009. Mr. Hallett was President and Chief Executive Officer of ADESA between April 2007 and September 2009. Mr. Hallett previously served in the following positions between August 1996 and May 2005: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction.

        Thomas J. Caruso, 53, President and Chief Executive Officer of ADESA.    Mr. Caruso has been President and Chief Executive Officer of ADESA since September 2009. Mr. Caruso was Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.

        Thomas C. O'Brien, 59, Chief Executive Officer of IAA and Director.    Mr. O'Brien became Chief Executive Officer of IAA in November 2000. Mr. O'Brien also served as President of IAA from November 2000 to June 2011. Prior to joining IAA, Mr. O'Brien served as President of Thomas O'Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996. Mr. O'Brien is also a director of the Core Logic Corporation.

        Donald S. Gottwald, 46, President and Chief Executive Officer of AFC.    Mr. Gottwald has been President and Chief Executive Officer of AFC since January 2009. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and serves on the association's board of directors.

        Peter J. Kelly, 44, President and Chief Executive Officer of OPENLANE.    Mr. Kelly has been President and Chief Executive Officer of OPENLANE since February 2011. Previously, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of OPENLANE from May 2008 to February 2010. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2008.

        Eric M. Loughmiller, 53, Executive Vice President and Chief Financial Officer.    Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

        Rebecca C. Polak, 42, Executive Vice President, General Counsel and Secretary.    Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

        Benjamin Skuy, 50, Executive Vice President of International Markets and Strategic Initiatives.    Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

        David Vignes, 50, Executive Vice President of Enterprise Optimization.    Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line.

        Warren W. Byrd, 50, Executive Vice President of Corporate Development and Real Estate.    Mr. Byrd has been Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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

Controlled Company Exception

        KAR LLC controls a majority of the voting power of our outstanding common stock. The Equity Sponsors and management indirectly own through their investment in KAR LLC approximately 67% of our common stock. As a result, we are a "controlled company" within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NYSE corporate governance standards, including:

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

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2013 Annual Meeting and such information will be incorporated by reference herein.

Equity Compensation Plan Information

        The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holder(s)	9,603,535	$11.51	3,542,562
Equity compensation plans not approved by security holders	—	—	—

Total	9,603,535	$11.51	3,542,562

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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

KAR Auction Services, Inc.
By:	/s/ JAMES P. HALLETT James P. Hallett Chief Executive Officer February 22, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT James P. Hallett	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013
/s/ DAVID J. AMENT David J. Ament	Director	February 22, 2013
/s/ KELLY J. BARLOW Kelly J. Barlow	Director	February 22, 2013
/s/ THOMAS J. CARELLA Thomas J. Carella	Director	February 22, 2013
/s/ BRIAN T. CLINGEN Brian T. Clingen	Chairman of the Board and Director	February 22, 2013
/s/ ROBERT M. FINLAYSON Robert M. Finlayson	Director	February 22, 2013

Signature	Title	Date

/s/ PETER R. FORMANEK Peter R. Formanek	Director	February 22, 2013
/s/ MICHAEL B. GOLDBERG Michael B. Goldberg	Director	February 22, 2013
/s/ SANJEEV MEHRA Sanjeev Mehra	Director	February 22, 2013
/s/ CHURCH M. MOORE Church M. Moore	Director	February 22, 2013
/s/ THOMAS C. O'BRIEN Thomas C. O'Brien	Director	February 22, 2013
/s/ GREGORY P. SPIVY Gregory P. Spivy	Director	February 22, 2013
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	February 22, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1a	Indenture, dated April 20, 2007 (the "Floating Senior Indenture"), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.1b	Supplemental Indenture, dated December 26, 2007, to the Floating Senior Indenture	S-4	333-148847	4.4	1/25/2008

4.1c	Second Supplemental Indenture, dated January 22, 2008, to the Floating Senior Indenture	S-4	333-148847	4.9	1/25/2008

4.1d	Third Supplemental Indenture, dated May 6, 2008, to the Floating Senior Indenture	S-1/A	333-158666	4.12a	6/17/2009

4.1e	Fourth Supplemental Indenture, dated September 30, 2008, to the Floating Senior Indenture	S-1/A	333-158666	4.13a	6/17/2009

4.1f	Fifth Supplemental Indenture, dated March 26, 2009, to the Floating Senior Indenture	S-1/A	333-158666	4.14a	6/17/2009

4.1g	Sixth Supplemental Indenture, dated February 23, 2010, to the Floating Senior Indenture	S-1	333-166047	4.9a	4/13/2010

4.1h	Seventh Supplemental Indenture, dated July 27, 2010, to the Floating Senior Indenture	10-K	001-34568	4.1h	2/24/2011

4.1i	Eighth Supplemental Indenture, dated November 23, 2010, to the Floating Senior Indenture	10-K	001-34568	4.1i	2/24/2011

4.1j	Ninth Supplemental Indenture, dated January 31, 2012, to the Floating Senior Indenture					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1k	Tenth Supplemental Indenture, dated July 10, 2012, to the Floating Senior Indenture					X

4.2	Exchange and Registration Rights Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors as named in the respective Floating Senior Indenture, the Fixed Senior Indenture and Senior Subordinated Indenture, and Goldman, Sachs & Co., Bear Stearns & Co. Inc., UBS Securities LLC, and Deutsche Bank Securities Inc., as representatives of the several initial purchasers, for $150,000,000 Floating Rate Senior Notes due 2014, $450,000,000 8 3/4% Senior Notes due 2014 and $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.7	1/25/2008

4.3	Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008

4.4	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011

10.1b	First Amendment to Credit Agreement, dated as of November 29, 2012, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	11/30/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2		Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011

10.4	*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008

10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.11a	*	Letter Agreement dated December 3, 2008, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.11b	*	Amendment to Offer Letter dated December 20, 2012, between Automotive Finance Corporation and Donald S. Gottwald					X

10.12a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.12b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.13	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.14b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012

10.14c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012

10.14d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012

10.15a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.15b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.15c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.16*		KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.17a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.17b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.17c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.17d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.17f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.18a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q/A	001-34568	10.20	1/17/2012

10.18b		Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 20, 2011	10-K	001-34568	10.20b	2/28/2012

10.18c	^	Amendment No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated October 12, 2011	10-K	001-34568	10.20c	2/28/2012

10.18d	^	Amendment No. 3 to Fourth Amended and Restated Receivables Purchase Agreement, dated April 2, 2012	10-Q	001-34568	10.20d	8/7/2012

10.19a	^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q/A	001-34568	10.22	1/17/2012

10.19b	^	Amending Agreement to Amended and Restated Receivables Purchase Agreement, dated August 1, 2012, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.21b	11/7/2012

10.20a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.21a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.22a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.23a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.24a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.26a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.26b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.27a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.27b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.28		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.29	*	Form of KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	S-8	333-164032	10.2	12/24/2009

10.30a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.30b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.30c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.31	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.32	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.33	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.35		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges					X

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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