Form 10-Q
period 2013-03-31
KAR Auction Services, Inc.
filed 2013-05-02
CIK 1395942

Use these links to rapidly review the document
KAR Auction Services, Inc. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

        As of April 30, 2013, 137,194,064 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

KAR Auction Services, Inc.

Consolidated Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues
ADESA Auction Services	$283.6	$270.6
IAA Salvage Services	221.6	189.4
AFC	52.4	46.9

Total operating revenues	557.6	506.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	331.4	269.4
Selling, general and administrative	100.8	114.1
Depreciation and amortization	47.3	48.6

Total operating expenses	479.5	432.1

Operating profit	78.1	74.8
Interest expense	28.8	30.3
Other (income) expense, net	(0.6)	0.1
Loss on modification/extinguishment of debt	3.8	0

Income before income taxes	46.1	44.4
Income taxes	17.0	18.4

Net income	$29.1	$26.0

Net income per share
Basic	$0.21	$0.19

Diluted	$0.21	$0.19

Dividends declared per common share	$0.19	$0.00

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$29.1	$26.0

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(6.0)	5.8
Unrealized gain (loss) on interest rate deriviatives, net of tax of $(0.1) and $0.2	0.1	(0.4)

Total other comprehensive income (loss), net of tax	(5.9)	5.4

Comprehensive income	$23.2	$31.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$322.1	$108.7
Restricted cash	8.2	11.9
Trade receivables, net of allowances of $4.5 and $5.3	468.0	342.4
Finance receivables, net of allowances $8.0 and $8.0	995.5	996.2
Deferred income tax assets	35.3	35.4
Other current assets	85.6	86.8

Total current assets	1,914.7	1,581.4

Other assets
Goodwill	1,679.5	1,679.6
Customer relationships, net of accumulated amortization of $423.1 and $405.3	597.3	618.9
Other intangible assets, net of accumulated amortization of $180.2 and $168.9	306.2	305.2
Unamortized debt issuance costs	38.8	24.9
Other assets	8.4	11.6

Total other assets	2,630.2	2,640.2

Property and equipment, net of accumulated depreciation of $429.8 and $415.5	695.0	700.7

Total assets	$5,239.9	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Balance Sheets

(In millions, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$591.6	$388.4
Accrued employee benefits and compensation expenses	41.6	63.5
Accrued interest	2.7	1.6
Other accrued expenses	72.7	75.8
Income taxes payable	0.6	0.6
Dividends payable	26.0	0
Obligations collateralized by finance receivables	674.8	713.3
Current maturities of long-term debt	189.4	43.7

Total current liabilities	1,599.4	1,286.9

Non-current liabilities
Long-term debt	1,774.9	1,774.6
Deferred income tax liabilities	319.9	318.6
Other liabilities	100.9	98.5

Total non-current liabilities	2,195.7	2,191.7

Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2013: 137,053,041
December 31, 2012: 136,657,645	1.4	1.4
Additional paid-in capital	1,437.8	1,433.9
Accumulated deficit	(23.6)	(26.7)
Accumulated other comprehensive income	29.2	35.1

Total stockholders' equity	1,444.8	1,443.7

Total liabilities and stockholders' equity	$5,239.9	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Stockholders' Equity

(In millions)

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7

Net income				29.1		29.1
Other comprehensive loss, net of tax					(5.9)	(5.9)
Issuance of common stock under stock plans	0.4		3.7			3.7
Stock-based compensation expense			(0.6)			(0.6)
Excess tax benefits from stock-based compensation			0.8			0.8
Cash dividends declared to stockholders ($0.19 per share)				(26.0)		(26.0)

Balance at March 31, 2013	137.1	$1.4	$1,437.8	$(23.6)	$29.2	$1,444.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$29.1	$26.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.3	48.6
Provision for credit losses	2.3	3.8
Deferred income taxes	1.9	(4.6)
Amortization of debt issuance costs	2.1	1.8
Stock-based compensation	(0.6)	8.3
Contingent consideration adjustment	0	0.9
Gain on disposal of fixed assets	(0.1)	(0.1)
Loss on modification/extinguishment of debt	3.8	0
Other non-cash, net	1.7	1.5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(120.3)	(92.8)
Accounts payable and accrued expenses	123.6	81.1

Net cash provided by operating activities	90.8	74.5

Investing activities
Net (increase) decrease in finance receivables held for investment	(4.3)	14.8
Acquisition of businesses, net of cash acquired	(1.0)	0
Purchases of property, equipment and computer software	(22.6)	(13.3)
Proceeds from the sale of property and equipment	0.1	0.1
Decrease in restricted cash	3.7	1.1

Net cash (used by) provided by investing activities	(24.1)	2.7

Financing activities
Net increase in book overdrafts	57.0	54.0
Net decrease in borrowings from lines of credit	0	(68.9)
Net decrease in obligations collateralized by finance receivables	(36.7)	(24.3)
Proceeds from long-term debt	188.0	0
Payments for debt issuance costs/amendments	(16.5)	0
Payments on long-term debt	(4.6)	(4.3)
Payment for early extinguishment of debt	(38.4)	0
Payments on capital leases	(3.8)	(3.2)
Payments of contingent consideration and deferred acquisition costs	(0.4)	(3.2)
Issuance of common stock under stock plans	3.7	0.3
Excess tax benefits from stock-based compensation	0.8	0

Net cash provided by (used by) financing activities	149.1	(49.6)

Effect of exchange rate changes on cash	(2.4)	0.2

Net increase in cash and cash equivalents	213.4	27.8
Cash and cash equivalents at beginning of period	108.7	97.4

Cash and cash equivalents at end of period	$322.1	$125.2

Cash paid for interest	$24.5	$27.1
Cash paid for taxes, net of refunds	$14.2	$16.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements

March 31, 2013 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations

Defined Terms

        Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

  •
  "we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

  •
  "ADESA" refers, collectively, to ADESA, Inc., a wholly owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including OPENLANE, Inc. (together with OPENLANE, Inc.'s subsidiaries, "OPENLANE");

  •
  "AFC" refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries;

  •
  "Axle LLC" refers to Axle Holdings II, LLC, which is owned by affiliates of certain of the Equity Sponsors (Kelso & Company and Parthenon), certain members or former members of IAA management and certain co-investors in connection with the acquisition of IAA in 2005. Axle LLC is the former ultimate parent company of IAA and is a holder of common equity interests in KAR LLC;

  •
  "Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent, as amended on November 29, 2012 and March 12, 2013;

  •
  "Credit Facility" refers to the six-year senior secured term loan facility ("Term Loan B") and the $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement;

  •
  "Equity Sponsors" refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P.;

  •
  "IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries; and

  •
  "KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors, other equity co-investors and management of the Company, and owns a majority of our common stock.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

normal recurring accruals necessary, for a fair statement of our financial results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

        These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The 2012 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP for annual financial statements.

Business and Nature of Operations

        As of March 31, 2013, we have a network of 67 ADESA whole car auction sites and 163 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include OPENLANE, a leader in internet-based remarketing solutions, and allow us to offer vehicles for sale from any location. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

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

        AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 104 locations throughout the United States and Canada at March 31,

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations (Continued)

2013. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases.

Note 2—Acquisitions

        Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. We made payments for contingent consideration and acquisition costs for the three months ended March 31, 2013 and 2012 totaling approximately $0.4 and $3.2 million, respectively. In addition, in the first quarter of 2012, we recorded contingent consideration of approximately $0.9 million related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would be met. The contingent consideration adjustment was recorded to "Other (income) expense, net" in the consolidated statement of income.

Note 3—Stock-Based Compensation Plans

        We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. In the first quarter of 2013, we granted approximately 0.2 million service options with an exercise price of $21.32 per share under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the grant date. The fair value of the service options granted in the first quarter of 2013 was $4.30 per share. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 4 years, an expected volatility of 35%, an annual rate of quarterly dividends of 3.56% and a risk free interest rate of 0.62%.

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

	Three Months Ended March 31,
	2013	2012
Service options	$0.7	$0.5
Exit options	1.1	2.6
KAR LLC profit interests	(1.5)	2.7
Axle LLC profit interests	(0.9)	2.5

Total	$(0.6)	$8.3

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 3—Stock-Based Compensation Plans (Continued)

        There is no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. The total income tax benefit recognized in the consolidated statement of income for options was approximately $0.6 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

        On March 1, 2013, the board of directors approved amendments to the outstanding exit options that vested based on a 90-day average closing price of the Company's common stock being above a stated dollar amount. Generally, such vesting terms were amended to change the vesting measurement from requiring that the average closing price over a period of 90 trading days be greater than a specified dollar amount to instead requiring that the closing price be greater than the specified dollar amount over a period of 20 consecutive trading days. As a result of this change, effective on March 1, 2013, approximately 1.4 million of such exit options became vested. In addition, we estimate that the incremental expense related to the modification is immaterial.

Note 4—Net Income Per Share

        The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income	$29.1	$26.0

Weighted average common shares outstanding	136.8	136.3
Effect of dilutive stock options	3.1	2.2

Weighted average common shares outstanding and potential common shares	139.9	138.5

Net income per share
Basic	$0.21	$0.19

Diluted	$0.21	$0.19

        Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share—diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.2 million and 1.4 million options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2013 and 2012, respectively. Total options outstanding at March 31, 2013 and 2012 were 9.2 million and 10.0 million, respectively.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at March 31, 2013.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at March 31, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        The following table presents quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2013				December 31, 2012
	Principal Amount of:				Principal Amount of:
			Net Credit Losses Three Months Ended March 31, 2013	Net Credit Losses Three Months Ended March 31, 2012
(in millions)	Receivables	Receivables Delinquent			Receivables	Receivables Delinquent
Floorplan receivables	$995.3	$4.1	$2.7	$2.9	$996.2	$3.8
Other loans	8.2	0	0	0	8.0	0

Total receivables managed	$1,003.5	$4.1	$2.7	$2.9	$1,004.2	$3.8

        AFC's allowance for losses was $8.0 million at March 31, 2013 and December 31, 2012.

        As of March 31, 2013 and December 31, 2012, $995.1 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $674.8 million and $713.3 million of obligations collateralized by finance receivables at March 31, 2013 and December 31, 2012, respectively.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2013, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 6—Long-Term Debt

        Long-term debt consisted of the following (in millions):

	Interest Rate	Maturity	March 31, 2013	December 31, 2012
Term Loan B	Adjusted LIBOR + 2.75%	May 18, 2017	$1,819.9	$1,674.5
$250 million revolving credit facility	Adjusted LIBOR + 3.50%	May 18, 2016	0	0
Floating rate senior notes	LIBOR + 4.00%	May 01, 2014	150.0	150.0
Canadian line of credit	CAD Prime + 1.5%	Repayable upon demand	0	0

Total debt			1,969.9	1,824.5

Unamortized debt discount			(5.6)	(6.2)
Current portion of long-term debt			(189.4)	(43.7)

Long-term debt			$1,774.9	$1,774.6

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

        On March 12, 2013, we entered into the Second Amendment to the Credit Agreement. The amendment provided for the repricing of Term Loan B, and as such, the interest rate on Term Loan B decreased to adjusted LIBOR plus 2.75% from adjusted LIBOR plus 3.75%. In addition, the adjusted LIBOR rate floor decreased to 1.0% from 1.25%. The interest rate on Term Loan B was 3.75% at March 31, 2013. For the three months ended March 31, 2013, we recorded a $3.8 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. We also entered into an Incremental Term Loan Agreement which provided for the incurrence of an additional $150.0 million of term loans, the proceeds of which were used to redeem the floating rate senior notes due 2014 on April 3, 2013. The incremental term loan is included as part of Term Loan B at March 31, 2013.

        Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. The prepayment will be credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the excess cash flow payment, there will be no further quarterly installments due until June 30, 2015.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 6—Long-Term Debt (Continued)

        There were no borrowings on the revolving credit facility at March 31, 2013 or December 31, 2012. However, we had related outstanding letters of credit in the aggregate amount of $23.6 million at March 31, 2013 and December 31, 2012, respectively, which reduce the amount available for borrowings under the credit facility.

        The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2013.

Senior Notes

        In 2007 we issued $150.0 million of floating rate senior notes, which are due May 1, 2014. The floating rate senior notes were non-callable for two years, after which they became callable at a premium declining ratably to par at the end of year four. Interest on the floating rate senior notes is payable quarterly in arrears and commenced on August 1, 2007. In April 2013, we prepaid the entire $150.0 million principal amount of the floating rate senior notes with proceeds received from refinancing Term Loan B as part of the Second Amendment to the Credit Agreement in March 2013. The floating rate senior notes were included in "Current maturities of long-term debt" on the consolidated balance sheet at March 31, 2013. We expect to incur a loss on the extinguishment of the notes of approximately $0.8 million in the second quarter of 2013, primarily resulting from unamortized debt issuance costs associated with the notes.

Fair Value of Debt

        As of March 31, 2013, the estimated fair value of our long-term debt amounted to $1,986.5 million. The estimates of fair value are based on the market prices for our publicly-traded debt as of March 31, 2013. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 7—Commitments and Contingencies

        We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 8—Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Foreign currency translation gain	$29.1	$35.1
Unrealized loss on interest rate derivatives, net of tax	(0.1)	(0.2)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2

Accumulated other comprehensive income	$29.2	$35.1

Note 9—Related Party Transactions

        The Equity Sponsors own the controlling interest in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. In March 2013, pursuant to the registration statement, KAR LLC sold 14,950,000 of its shares in KAR Auction Services. We incurred expenses of approximately $0.7 million related to such sale and we received no proceeds from the sale. The expenses related to the sale were recorded to "Selling, general and administrative" in the consolidated statement of income. After such sale, as of March 31, 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management held approximately 55.7% of our outstanding common stock directly or indirectly through their investment in KAR LLC.

Note 10—Segment Information

        ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into three operating segments: ADESA Auctions, IAA and AFC, which also serve as our

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 10—Segment Information (Continued)

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

        Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$283.6	$221.6	$52.4	$0	$557.6

Operating expenses
Cost of services (exclusive of depreciation and amortization)	161.6	158.9	10.9	0	331.4
Selling, general and administrative	61.5	18.8	5.7	14.8	100.8
Depreciation and amortization	21.4	18.4	6.4	1.1	47.3

Total operating expenses	244.5	196.1	23.0	15.9	479.5

Operating profit (loss)	39.1	25.5	29.4	(15.9)	78.1
Interest expense	0.3	0.3	3.8	24.4	28.8
Other (income) expense, net	(0.5)	(0.1)	0	0	(0.6)
Loss on modification/extinguishment of debt	0	0	0	3.8	3.8
Intercompany expense (income)	15.7	9.6	(4.6)	(20.7)	0

Income (loss) before income taxes	23.6	15.7	30.2	(23.4)	46.1
Income taxes	7.9	5.9	11.5	(8.3)	17.0

Net income (loss)	$15.7	$9.8	$18.7	$(15.1)	$29.1

Assets	$2,567.8	$1,210.9	$1,384.9	$76.3	$5,239.9

KAR Auction Services, Inc.

Notes to Consolidated Financial Statements (Continued)

March 31, 2013 (Unaudited)

Note 10—Segment Information (Continued)

        Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$270.6	$189.4	$46.9	$0	$506.9

Operating expenses
Cost of services (exclusive of depreciation and amortization)	148.0	111.4	10.0	0	269.4
Selling, general and administrative	66.7	19.7	5.3	22.4	114.1
Depreciation and amortization	25.0	17.1	6.1	0.4	48.6

Total operating expenses	239.7	148.2	21.4	22.8	432.1

Operating profit (loss)	30.9	41.2	25.5	(22.8)	74.8
Interest expense	0.3	0.4	3.7	25.9	30.3
Other (income) expense, net	(0.5)	0.7	0	(0.1)	0.1
Intercompany expense (income)	14.9	9.7	(4.1)	(20.5)	0

Income (loss) before income taxes	16.2	30.4	25.9	(28.1)	44.4
Income taxes	7.2	12.1	9.6	(10.5)	18.4

Net income (loss)	$9.0	$18.3	$16.3	$(17.6)	$26.0

Assets	$2,393.2	$1,171.1	$1,254.2	$36.1	$4,854.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013. Some of these factors include:

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

  •
  The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 67 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. OPENLANE, a leader in internet-based remarketing solutions, offers vehicles for sale from any location. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning, titling and other administrative services.

  •
  The IAA segment serves a domestic and international customer base through live and online auctions and through 163 salvage vehicle auction sites in the United States and Canada at March 31, 2013. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

  •
  The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2013, AFC conducted business at 104 locations in the United States and Canada.

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

Industry Trends

Whole Car

        Used vehicles sold in North America through whole car auctions were 8.4 million, 7.7 million and 7.9 million in 2010, 2011 and 2012, respectively (excluding approximately 0.3 million used vehicles sold by OPENLANE in 2011 and 2012). The reduction in auction volumes since 2009, when industry volumes exceeded 9 million used vehicles sold, is attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. The supply shortages and resulting decline in industry auction volumes reflect a reduction in units sold by institutional consignors. This reduction was partially offset by an increase in dealer consignment units sold in 2010 and 2011. In 2012, overall auction volumes increased over 2011, as an increase in dealer consignment units more than offset the decline in institutional volume.

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

  •
  There was a reduction in the number of lease originations in 2008 and 2009, as new vehicle sales fell and lease financing was scaled back. This decline negatively impacted the supply of off-lease vehicles available at auction through 2012.

        Based on the factors discussed above, we estimate that used vehicle auction volumes in North America, including units sold by OPENLANE, will exceed 8.5 million units in 2013 and are expected to be over 9 million units by 2015.

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

Automotive Finance

        AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has rebounded from approximately 36,000 dealers in 2009 to about 38,000 dealers in 2012. During this time, AFC's dealer base has grown from 9,745 dealers in 2009 to approximately 11,000 dealers in 2012 and loan transactions have grown from 799,421 in 2009 to 1,239,755 in 2012.

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

        AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. These initiatives along with the current industry environment have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at March 31, 2013.

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

Results of Operations

Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2013	2012
Revenues
ADESA	$283.6	$270.6
IAA	221.6	189.4
AFC	52.4	46.9

Total revenues	557.6	506.9
Cost of services*	331.4	269.4

Gross profit*	226.2	237.5
Selling, general and administrative	100.8	114.1
Depreciation and amortization	47.3	48.6

Operating profit	78.1	74.8
Interest expense	28.8	30.3
Other (income) expense, net	(0.6)	0.1
Loss on modification/extinguishment of debt	3.8	—

Income before income taxes	46.1	44.4
Income taxes	17.0	18.4

Net income	$29.1	$26.0

Net income per share
Basic	$0.21	$0.19

Diluted	$0.21	$0.19

*
Exclusive of depreciation and amortization

        For the three months ended March 31, 2013, we had revenue of $557.6 million compared with revenue of $506.9 million for the three months ended March 31, 2012, an increase of 10%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Superstorm Sandy

        In October 2012, Superstorm Sandy damaged property throughout the Eastern United States with the most significant damage concentrated in New Jersey and New York. As a direct result of Superstorm Sandy's effect on New York City and neighboring communities, damage from the storm is estimated at over $70 billion. Although the damage from Superstorm Sandy was widespread, the most significant damage was concentrated on the eastern seaboard of the United States. KAR and its subsidiaries did not experience significant damage to its properties or vehicles stored on our properties for our customers. Certain auction activities were delayed due to power outages, temporary loss of internet access and the inability of customers to attend the auctions immediately following the damage created by Superstorm Sandy.

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

        In the first quarter of 2013, IAA sold over 40,000 Superstorm Sandy vehicles resulting in revenue of approximately $26.6 million and cost of services of approximately $37.4 million. Overall, IAA incurred a non-recurring pre-tax net loss of $10.8 million related to the processing of Superstorm Sandy vehicles in the first quarter of 2013. This net loss has been excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses are net of auction services revenue realized or to be realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area has resulted in a net loss on the sale of the Superstorm Sandy vehicles. In addition, as a result of adverse weather conditions experienced in the United States and the volume of Sandy vehicles sold by IAA in the first quarter of 2013, the inventory of IAA's total loss vehicles has increased over 10% at March 31, 2013 compared to the prior year.

Depreciation and Amortization

        Depreciation and amortization decreased $1.3 million, or 3%, to $47.3 million for the three months ended March 31, 2013, compared with $48.6 million for the three months ended March 31, 2012. The decrease in depreciation and amortization was due to a decrease in amortization as five year life computer software and technology assets, revalued as part of the April 20, 2007 merger between ADESA and IAA, became fully amortized.

Interest Expense

        Interest expense decreased $1.5 million, or 5%, to $28.8 million for the three months ended March 31, 2013, compared with $30.3 million for the three months ended March 31, 2012. The decrease in interest expense was primarily due to the decrease in the interest rate on Term Loan B debt which was refinanced on March 12, 2013. The interest rate on Term Loan B debt was 5% at March 31, 2012 compared with an interest rate of 3.75% at March 31, 2013.

Other (Income) Expense, Net

        We had other income of $0.6 million for the three months ended March 31, 2013, compared with other expense of $0.1 million for the three months ended March 31, 2012. The change in other (income) expense was primarily due to $0.9 million of contingent consideration that was recorded in the first quarter of 2012.

Loss on Modification/Extinguishment of Debt

        In March 2013, we amended our Credit Agreement and recorded a $3.8 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan.

Income Taxes

        We had an effective tax rate of 36.9% for the three months ended March 31, 2013, compared with an effective tax rate of 41.4% for the three months ended March 31, 2012. During the three months ended March 31, 2013, our effective tax rate benefited from the recognition of state net operating loss carryfowards of $1.3 million due to a favorable change in applicable state rules. Excluding the effect of the discrete items, our effective tax rate for the three months ended March 31, 2013 and March 31, 2012 would have been 39.1% and 41.0%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the three months ended March 31, 2013 and March 31, 2012, there was a credit of $2.4 million reflected as negative profit interest expense and $5.2 million in profit interest expense, respectively.

ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
ADESA revenue	$283.6	$270.6
Cost of services*	161.6	148.0

Gross profit*	122.0	122.6
Selling, general and administrative	61.5	66.7
Depreciation and amortization	21.4	25.0

Operating profit	$39.1	$30.9

*
Exclusive of depreciation and amortization

Revenue

        Revenue from ADESA increased $13.0 million, or 5%, to $283.6 million for the three months ended March 31, 2013, compared with $270.6 million for the three months ended March 31, 2012. The increase in revenue was primarily a result of a 3% increase in the number of vehicles sold and a 2% increase in revenue per vehicle sold to approximately $550 for the three months ended March 31, 2013, compared with approximately $540 for the three months ended March 31, 2012.

        The total number of used vehicles sold at ADESA increased 3% for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, and resulted in an increase in ADESA revenue of approximately $7.8 million. The increase in volume sold was attributable to an increase in vehicles sold on our online only platform, as well as a 3% increase in dealer consignment units sold in the first quarter of 2013 compared with the first quarter of 2012. Online sales volumes for ADESA represented approximately 34% of the total vehicles sold in the first quarter of 2013, compared with approximately 32% in the first quarter of 2012.

        The 2% increase in revenue per vehicle sold was primarily attributable to an increase in the sale of purchased vehicles, in which the entire selling price of the vehicle is recorded as revenue, as well as an increase in other non-auction remarketing services. The increases in revenue per vehicle sold were partially offset by lower revenue per vehicle sold online at ADESA.com, as fewer ancillary services are utilized for online only vehicle sales. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 61.3% for the three months ended March 31, 2013, compared with 62.6% for the three months ended March 31, 2012. The decrease in conversion rates is due to a change in the mix of vehicles sold toward more dealer consignment vehicles, which convert at a lower rate, as dealers have the option of returning vehicles to their stores for retail sale or utilizing alternative wholesale channels. For the three months ended March 31, 2013, dealer consignment vehicles represented approximately 47% of used vehicles sold at ADESA physical auction locations, an increase from approximately 46% for the three months ended March 31, 2012.

Gross Profit

        For the three months ended March 31, 2013, gross profit for ADESA decreased $0.6 million, or 0.5%, to $122.0 million, compared with $122.6 million for the three months ended March 31, 2012. Gross profit for ADESA was 43.0% of revenue for the three months ended March 31, 2013, compared with 45.3% of revenue for the three months ended March 31, 2012. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2013, compared with the three months ended March 31, 2012, was primarily the result of the 9% increase in cost of services. The increase in cost of services was primarily attributable to an increase in purchased vehicles and increased utilization of other lower margin non-auction remarking services, as well as the costs associated with the increase in vehicles sold.

Selling, General and Administrative

        Selling, general and administrative expenses for the ADESA segment decreased $5.2 million, or 8%, to $61.5 million for the three months ended March 31, 2013, compared with $66.7 million for the three months ended March 31, 2012, primarily due to decreases in incentive-based compensation expense, bad debt expense, non-cash stock-based compensation expense and travel expenses.

IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
IAA revenue	$221.6	$189.4
Cost of services*	158.9	111.4

Gross profit*	62.7	78.0
Selling, general and administrative	18.8	19.7
Depreciation and amortization	18.4	17.1

Operating profit	$25.5	$41.2

*
Exclusive of depreciation and amortization

Revenue

        Revenue from IAA increased $32.2 million, or 17%, to $221.6 million for the three months ended March 31, 2013, compared with $189.4 million for the three months ended March 31, 2012. The increase in revenue was a result of an increase in vehicles sold of approximately 13% for the three months ended March 31, 2013. The primary reason for the growth in revenue was due to sales generated from Superstorm Sandy. Vehicles sold under purchase agreements also increased to approximately 7% of total salvage vehicles sold for the three months ended March 31, 2013, as compared with 5% for the three months ended March 31, 2012. Online sales volumes for IAA for the three months ended March 31, 2013 and 2012 represented approximately half of the total vehicles sold by IAA.

Gross Profit

        For the three months ended March 31, 2013, gross profit at IAA decreased to $62.7 million, or 28.3% of revenue, compared with $78.0 million, or 41.2% of revenue, for the three months ended March 31, 2012. The gross profit decrease was primarily the result of the 43% increase in cost of services. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in expenses associated with processing total loss vehicles related to Superstorm Sandy, which included increases in towing costs, compensation expense, temporary rental property expense, travel expenses and miscellaneous yard and auction expenses. An increase in the purchase price of vehicles sold under purchase agreements also contributed to the decrease in gross profit as a percentage of revenue, as the entire selling price of the vehicle is recorded as revenue and cost of services.

Selling, General and Administrative

        Selling, general and administrative expenses at IAA decreased $0.9 million, or 5%, to $18.8 million for the three months ended March 31, 2013, compared with $19.7 million for the three months ended March 31, 2012. The decrease in selling, general and administrative expenses was attributable to decreases in both stock-based and incentive-based compensation expense.

Impact of Superstorm Sandy

        In the first quarter of 2013, IAA sold over 40,000 Superstorm Sandy vehicles resulting in revenue of approximately $26.6 million and cost of services of approximately $37.4 million. Overall, IAA incurred a non-recurring pre-tax net loss of $10.8 million related to the processing of Superstorm Sandy vehicles. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross margin percentage would have been 37.7% of revenue.

AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2013	2012
AFC revenue
Interest and fee income	$52.5	$47.3
Other revenue	2.6	2.6
Provision for credit losses	(2.7)	(3.0)

Total AFC revenue	52.4	46.9
Cost of services*	10.9	10.0

Gross profit*	41.5	36.9
Selling, general and administrative	5.7	5.3
Depreciation and amortization	6.4	6.1

Operating profit	$29.4	$25.5

Loan transactions	345,368	318,859
Revenue per loan transaction	$152	$147

*
Exclusive of depreciation and amortization

Revenue

        For the three months ended March 31, 2013, AFC revenue increased $5.5 million, or 12%, to $52.4 million, compared with $46.9 million for the three months ended March 31, 2012. The increase in revenue was the result of an 8% increase in loan transactions for the three months ended March 31, 2013, compared with the same period in 2012, and a 3% increase in revenue per loan transaction for the three months ended March 31, 2013. In addition, managed receivables increased to $1,003.5 million at March 31, 2013 from $867.6 million at March 31, 2012.

        Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $5, or 3%, primarily as a result of an increase in the average loan duration, a decrease in the provision for credit losses and an increase in average loan values.

Gross Profit

        For the three months ended March 31, 2013, gross profit for the AFC segment increased $4.6 million, or 12%, to $41.5 million, compared with $36.9 million for the three months ended March 31, 2012, primarily as a result of a 12% increase in revenue, partially offset by a 9% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense.

Selling, General and Administrative

        Selling, general and administrative expenses at AFC increased $0.4 million, or 8%, to $5.7 million for the three months ended March 31, 2013, compared with $5.3 million for the three months ended March 31, 2012. The increase was primarily the result of increases in compensation expense and professional fees, partially offset by decreases in stock-based and incentive-based compensation expense.

Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Selling, general and administrative	$14.8	$22.4
Depreciation and amortization	1.1	0.4

Operating loss	$(15.9)	$(22.8)

Selling, General and Administrative

        For the three months ended March 31, 2013, selling, general and administrative expenses at the holding company decreased $7.6 million, or 34%, to $14.8 million, compared with $22.4 million for the three months ended March 31, 2012, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value. For the three months ended March 31, 2013, we recognized a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units of $2.4 million. For the three months ended March 31, 2012 stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $5.2 million.

LIQUIDITY AND CAPITAL RESOURCES

        We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents*	$322.1	$108.7	$125.2
Restricted cash	8.2	11.9	7.1
Working capital	315.3	294.5	237.4
Amounts available under credit facility**	250.0	250.0	250.0
Cash flow from operations	90.8		74.5

*
In April 2013 we prepaid the entire $150.0 million principal amount of the floating rate senior notes with cash on hand.

**
There were related outstanding letters of credit totaling approximately $23.6 million at March 31, 2013 and December 31, 2012, and $24.8 million at March 31, 2012, which reduced the amount available for borrowings under the credit facility.

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

        Our available cash, which excludes cash in transit, was $256.4 million at March 31, 2013. Of this amount, approximately $32.4 million was held by foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

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

        On March 12, 2013, we entered into the Second Amendment to the Credit Agreement. The amendment provided for the repricing of Term Loan B, and as such, the interest rate on Term Loan B decreased to adjusted LIBOR plus 2.75% from adjusted LIBOR plus 3.75%. In addition, the adjusted LIBOR rate floor decreased to 1.0% from 1.25%. The interest rate on Term Loan B was 3.75% at March 31, 2013. For the three months ended March 31, 2013, we recorded a $3.8 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. We also entered into an Incremental Term Loan Agreement which provided for the incurrence of an additional $150.0 million of term loans, the proceeds of which were used to redeem the floating rate senior notes due 2014 on April 3, 2013. The incremental term loan is included as part of Term Loan B at March 31, 2013.

        Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. The prepayment will be credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the excess cash flow payment, there will be no further quarterly installments due until June 30, 2015.

        On March 31, 2013, $1,819.9 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $23.6 million at March 31, 2013, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of March 31, 2013. However, there were related letters of credit outstanding totaling approximately C$1.2 million at March 31, 2013, which reduce credit available under the Canadian line of credit.

        The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The leverage ratio covenant is based on consolidated Adjusted EBITDA, which is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or nonrecurring charges, expenses or losses.

        Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Beginning with the quarter ended December 31, 2012 the ratio could not exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the Credit Facility until it reaches 2.5 to 1.0 at March 31, 2016. Our actual consolidated senior secured leverage ratio was 3.2 to 1.0 at March 31, 2013.

        In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at March 31, 2013.

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

Securitization Facilities

        AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a bank conduit facility of undivided interests in certain eligible finance receivables subject to committed liquidity. The agreement expires on June 30, 2014. AFC Funding Corporation had committed liquidity of $650 million for U.S. finance receivables at March 31, 2013.

        We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility expires on June 30, 2014. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. conduit) and was C$100 million at March 31, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

        AFC managed total finance receivables of $1,003.5 million and $1,004.2 million at March 31, 2013 and December 31, 2012, respectively. AFC's allowance for losses was $8.0 million at March 31, 2013 and December 31, 2012.

        As of March 31, 2013 and December 31, 2012, $995.1 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $674.8 million and $713.3 million of obligations collateralized by finance receivables at March 31, 2013 and December 31, 2012, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the bank conduit facility may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank conduit facility, though as a practical matter the bank conduit facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

        Proceeds from the revolving sale of receivables to the bank conduit facility are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2013, we were in compliance with the covenants in the securitization agreements.

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

        The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$15.7	$9.8	$18.7	$(15.1)	$29.1
Add back:
Income taxes	7.9	5.9	11.5	(8.3)	17.0
Interest expense, net of interest income	0.2	0.3	3.8	24.4	28.7
Depreciation and amortization	21.4	18.4	6.4	1.1	47.3
Intercompany	15.7	9.6	(4.6)	(20.7)	—

EBITDA	60.9	44.0	35.8	(18.6)	122.1
Adjustments	3.3	(0.1)	(2.7)	2.8	3.3
Superstorm Sandy	—	10.8	—	—	10.8

Adjusted EBITDA	$64.2	$54.7	$33.1	$(15.8)	$136.2

	Three Months Ended March 31, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$9.0	$18.3	$16.3	$(17.6)	$26.0
Add back:
Income taxes	7.2	12.1	9.6	(10.5)	18.4
Interest expense, net of interest income	0.3	0.4	3.7	25.9	30.3
Depreciation and amortization	25.0	17.1	6.1	0.4	48.6
Intercompany	14.9	9.7	(4.1)	(20.5)	—

EBITDA	56.4	57.6	31.6	(22.3)	123.3
Adjustments	5.9	2.0	(2.5)	6.2	11.6

Adjusted EBITDA	$62.3	$59.6	$29.1	$(16.1)	$134.9

        Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended March 31, 2013
(Dollars in millions)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net income (loss)	$23.9	$19.2	$22.9	$29.1	$95.1
Add back:
Income taxes	20.2	13.8	7.2	17.0	58.2
Interest expense, net of interest income	29.6	29.8	29.4	28.7	117.5
Depreciation and amortization	48.0	46.8	46.8	47.3	188.9

EBITDA	121.7	109.6	106.3	122.1	459.7
Nonrecurring charges	3.2	4.0	4.7	6.1	18.0
Noncash charges	6.1	6.8	3.1	0.4	16.4
AFC interest expense	(2.9)	(3.1)	(3.3)	(3.2)	(12.5)
Superstorm Sandy	—	—	9.1	10.8	19.9

Adjusted EBITDA	$128.1	$117.3	$119.9	$136.2	$501.5

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Net cash provided by (used by):
Operating activities	$90.8	$74.5
Investing activities	(24.1)	2.7
Financing activities	149.1	(49.6)
Effect of exchange rate on cash	(2.4)	0.2

Net increase (decrease) in cash and cash equivalents	$213.4	$27.8

        Cash flow from operating activities was $90.8 million for the three months ended March 31, 2013, compared with $74.5 million for the three months ended March 31, 2012. The increase in operating cash flow was primarily impacted by the changes in operating assets and liabilities for the three months ended March 31, 2013, compared with the three months ended March 31, 2012.

        Net cash used by investing activities was $24.1 million for the three months ended March 31, 2013, compared with net cash provided by investing activities of $2.7 million for the three months ended March 31, 2012. The change in net cash used by investing activities was primarily the result of the change in finance receivables held for investment, as well as an increase of $9.3 million spent on capital items. For a discussion of the Company's capital expenditures, see "Capital Expenditures" below.

        Net cash provided by financing activities was $149.1 million for the three months ended March 31, 2013, compared with net cash used by financing activities of $49.6 million for the three months ended March 31, 2012. The change in net cash provided by financing activities was primarily attributable to proceeds received from long-term debt, partially offset by $38.4 million paid for the early extinguishment of debt.

Capital Expenditures

        Capital expenditures for the three months ended March 31, 2013 and 2012 approximated $22.6 million and $13.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $95 million for fiscal year 2013, compared with $102.0 million for the year ended December 31, 2012. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Dividends

        On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. On February 20, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on April 4, 2013, to stockholders of record at the close of business on March 25, 2013, representing an annualized dividend of $0.76 per share. On May 1, 2013, the board of directors announced a cash dividend of $0.19 per share payable on July 3, 2013, to stockholders of record at the close of business on June 24, 2013. Subject to board of director approval, we expect to pay a quarterly dividend of $0.19 per share in 2013 using cash flow from operations. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, AFC's securitization facilities and the indenture governing our outstanding debt securities, capital requirements and other factors that our board of directors deems relevant. We have limited prior history of declaring or paying any cash or other dividends, and no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Contractual Obligations

        The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations, operating leases and postretirement benefit payments were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. Since December 31, 2012, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

  •
  In March 2013, we amended our Credit Agreement which resulted in a lower interest rate on Term Loan B; as such, our future interest payments related to long-term debt should be lower than projected at December 31, 2012, as the interest rate decreased from adjusted LIBOR plus 3.75% to adjusted LIBOR plus 2.75%;

  •
  In April 2013 we prepaid the entire $150.0 million principal amount of the floating rate senior notes with the additional proceeds of $150.0 million received from refinancing Term Loan B in March 2013; and

  •
  In April 2013, we made an excess cash flow payment of $39.4 million on Term Loan B.

        See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2012, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Critical Accounting Estimates

        Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which includes audited financial statements.

New Accounting Standards

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company's adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.1 million for the three months ended March 31, 2013. Currency exposure of our Mexican operations is not material to the results of operations.

Interest Rates

        We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the three months ended March 31, 2013 or 2012.

        In August 2011, we purchased three interest rate caps for approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013.

        A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three months ended March 31, 2013 would have resulted in an increase in interest expense of approximately $1.9 million.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part I, Item 3 of the same Annual Report. The following discussion is limited to certain recent developments concerning our legal and regulatory proceedings and should be read in conjunction with the Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.

IAA—Lower Duwamish Waterway

        On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 111 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site, but the EPA has not yet issued a final plan for remediating the site. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

    The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Quarterly Report on Form 10-Q not misleading. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and KAR Auction Services, Inc.'s other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)
Date: May 2, 2013	/s/ ERIC M. LOUGHMILLER Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2	Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1	Indenture, dated April 20, 2007 (the "Floating Senior Indenture"), among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors from time to time parties thereto and Wells Fargo Bank, National Association, as Trustee, for $150,000,000 Floating Rate Senior Notes due 2014	S-4	333-148847	4.1	1/25/2008

4.2	Exchange and Registration Rights Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), the guarantors as named in the respective Floating Senior Indenture, the Fixed Senior Indenture and Senior Subordinated Indenture, and Goldman, Sachs & Co., Bear Stearns & Co. Inc., UBS Securities LLC, and Deutsche Bank Securities Inc., as representatives of the several initial purchasers, for $150,000,000 Floating Rate Senior Notes due 2014, $450,000,000 8 3/4% Senior Notes due 2014 and $425,000,000 10% Senior Subordinated Notes due 2015	S-4	333-148847	4.7	1/25/2008

4.3	Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008

4.4	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a	Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011

10.1b	First Amendment to Credit Agreement, dated as of November 29, 2012, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	11/30/2012

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1c		Second Amendment to Credit Agreement, dated as of March 12, 2013, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	3/13/2013

10.1d		Incremental Term Loan Agreement No. 1, dated as of March 12, 2013, among the Incremental Term Loan Lenders, KAR Auction Services, Inc., the other Loan Parties hereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-34568	10.2	3/13/2013

10.2		Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011

10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011

10.4	*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008

10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008

10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008

10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.11a	*	Letter Agreement dated December 3, 2008, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010

10.11b	*	Amendment to Offer Letter dated December 20, 2012, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.11b	2/22/2013

10.12a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.12b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.13	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.14a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.14b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012

10.14c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012

10.14d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.15b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.15c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.16	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.17a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.17b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.17c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.17d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.17e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.17f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.18a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated April 26, 2011, among AFC Funding Corporation, Automotive Finance Corporation, Fairway Finance Company, LLC, Monterey Funding LLC, Salisbury Receivables Company LLC, Deutsche Bank AG, New York Branch, Barclays Bank PLC and BMO Capital Markets Corp.	10-Q/A	001-34568	10.20	1/17/2012

10.18b		Amendment No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 20, 2011	10-K	001-34568	10.20b	2/28/2012

10.18c	^	Amendment No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated October 12, 2011	10-K	001-34568	10.20c	2/28/2012

10.18d	^	Amendment No. 3 to Fourth Amended and Restated Receivables Purchase Agreement, dated April 2, 2012	10-Q	001-34568	10.20d	8/7/2012

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19a	^	Amended and Restated Receivables Purchase Agreement, dated May 24, 2011, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q/A	001-34568	10.22	1/17/2012

10.19b	^	Amending Agreement to Amended and Restated Receivables Purchase Agreement, dated August 1, 2012, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.21b	11/7/2012

10.19c	^	Second Amending Agreement to Amended and Restated Receivables Purchase Agreement, dated February 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada					X

10.20a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.24a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

			Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.25a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.25b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.26a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.26b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.27a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.27b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.28		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011

10.29	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended April 19, 2013					X

10.30a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.30b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.30c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.31	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.32	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.33	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.34	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

Incorporated by Reference
Exhibit No.							Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.35		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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