Form 10-Q
period 2013-06-30
KAR Auction Services, Inc.
filed 2013-08-06
CIK 1395942

Use these links to rapidly review the document
KAR Auction services, Inc. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34568
________________________________________________________
KAR Auction Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8744739 (I.R.S. Employer Identification No.)
13085 Hamilton Crossing Boulevard
Carmel, Indiana 46032
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (800) 923-3725
________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2013, 138,042,389 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues
ADESA Auction Services	$285.3	$263.8	$568.9	$534.4
IAA Salvage Services	202.8	177.3	424.4	366.7
AFC	53.3	46.8	105.7	93.7
Total operating revenues	541.4	487.9	1,099.0	994.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	298.9	263.2	630.3	532.6
Selling, general and administrative	112.2	103.5	213.0	217.6
Depreciation and amortization	49.0	48.0	96.3	96.6
Total operating expenses	460.1	414.7	939.6	846.8
Operating profit	81.3	73.2	159.4	148.0
Interest expense	24.5	29.6	53.3	59.9
Other income, net	(1.1)	(0.5)	(1.7)	(0.4)
Loss on modification/extinguishment of debt	1.6	0	5.4	0
Income before income taxes	56.3	44.1	102.4	88.5
Income taxes	22.9	20.2	39.9	38.6
Net income	$33.4	$23.9	$62.5	$49.9
Net income per share
Basic	$0.24	$0.18	$0.46	$0.37
Diluted	$0.24	$0.17	$0.45	$0.36
Dividends declared per common share	$0.19	$0.00	$0.38	$0.00

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$33.4	$23.9	$62.5	$49.9
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(8.3)	(4.7)	(14.3)	1.1
Unrealized gain (loss) on interest rate deriviatives, net of tax of $0 for the three months ended June 30, 2013 and 2012, and $(0.1) and $0.2 for the six months ended June 30, 2013 and 2012	0	0	0.1	(0.4)
Total other comprehensive income (loss), net of tax	(8.3)	(4.7)	(14.2)	0.7
Comprehensive income	$25.1	$19.2	$48.3	$50.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$168.1	$108.7
Restricted cash	8.7	11.9
Trade receivables, net of allowances of $4.2 and $5.3	396.4	342.4
Finance receivables, net of allowances $8.0 and $8.0	1,059.7	996.2
Deferred income tax assets	35.3	35.4
Other current assets	88.6	86.8
Total current assets	1,756.8	1,581.4
Other assets
Goodwill	1,701.6	1,679.6
Customer relationships, net of accumulated amortization of $440.4 and $405.3	600.1	618.9
Other intangible assets, net of accumulated amortization of $192.8 and $168.9	306.8	305.2
Unamortized debt issuance costs	44.2	24.9
Other assets	15.6	11.6
Total other assets	2,668.3	2,640.2
Property and equipment, net of accumulated depreciation of $443.4 and $415.5	692.0	700.7
Total assets	$5,117.1	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$516.3	$388.4
Accrued employee benefits and compensation expenses	54.0	63.5
Accrued interest	1.1	1.6
Other accrued expenses	99.5	75.8
Income taxes payable	0.6	0.6
Dividends payable	26.2	0
Obligations collateralized by finance receivables	752.2	713.3
Current maturities of long-term debt	0	43.7
Total current liabilities	1,449.9	1,286.9
Non-current liabilities
Long-term debt	1,773.1	1,774.6
Deferred income tax liabilities	335.4	318.6
Other liabilities	99.1	98.5
Total non-current liabilities	2,207.6	2,191.7
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	0	0
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2013: 137,861,129
December 31, 2012: 136,657,645	1.4	1.4
Additional paid-in capital	1,453.7	1,433.9
Accumulated deficit	(16.4)	(26.7)
Accumulated other comprehensive income	20.9	35.1
Total stockholders' equity	1,459.6	1,443.7
Total liabilities and stockholders' equity	$5,117.1	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7
Net income				62.5		62.5
Other comprehensive loss, net of tax					(14.2)	(14.2)
Issuance of common stock under stock plans	1.2		13.0			13.0
Stock-based compensation expense			4.4			4.4
Excess tax benefits from stock-based compensation			2.4			2.4
Cash dividends declared to stockholders ($0.38 per share)				(52.2)		(52.2)
Balance at June 30, 2013	137.9	$1.4	$1,453.7	$(16.4)	$20.9	$1,459.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$62.5	$49.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.3	96.6
Provision for credit losses	4.6	6.0
Deferred income taxes	4.0	(12.3)
Amortization of debt issuance costs	4.8	3.5
Stock-based compensation	4.4	13.3
Contingent consideration adjustment	0	1.0
(Gain) loss on disposal of fixed assets	0.3	(0.1)
Loss on modification/extinguishment of debt	5.4	0
Other non-cash, net	3.6	3.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(34.5)	(70.5)
Accounts payable and accrued expenses	71.6	79.8
Net cash provided by operating activities	223.0	170.3
Investing activities
Net increase in finance receivables held for investment	(73.4)	(56.3)
Acquisition of businesses, net of cash acquired	(28.2)	(0.5)
Purchases of property, equipment and computer software	(53.2)	(37.3)
Proceeds from the sale of property and equipment	0.1	0.1
(Increase) decrease in restricted cash	3.2	(1.1)
Net cash used by by investing activities	(151.5)	(95.1)
Financing activities
Net increase in book overdrafts	42.6	7.8
Net decrease in borrowings from lines of credit	0	(68.9)
Net increase in obligations collateralized by finance receivables	43.2	23.8
Proceeds from long-term debt	188.0	0
Payments for debt issuance costs/amendments	(26.0)	0
Payments on long-term debt	(46.1)	(8.5)
Payment for early extinguishment of debt	(188.4)	0
Payments on capital leases	(7.6)	(6.8)
Payments of contingent consideration and deferred acquisition costs	(1.5)	(3.7)
Issuance of common stock under stock plans	13.0	1.2
Excess tax benefits from stock-based compensation	2.4	0
Dividends paid to stockholders	(26.0)	0
Net cash used by financing activities	(6.4)	(55.1)
Effect of exchange rate changes on cash	(5.7)	(0.4)
Net increase in cash and cash equivalents	59.4	19.7
Cash and cash equivalents at beginning of period	108.7	97.4
Cash and cash equivalents at end of period	$168.1	$117.1
Cash paid for interest	$47.1	$54.2
Cash paid for taxes, net of refunds	$25.8	$36.9
   See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
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

•
"AFC" refers, collectively, to Automotive Finance Corporation, a wholly owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;

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

•
"Credit Facility" refers to the six year senior secured term loan facility ("Term Loan B") and the $250 million, five year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement;

•	"Equity Sponsors" refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P.;

•	"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries; and

•	"KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors, other equity co-investors and management of the Company.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals necessary, for a fair statement of our results of operations, cash flows and financial position for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

Business and Nature of Operations
As of June 30, 2013, we have a network of 67 ADESA whole car auction sites and 163 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by our wholly owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
IAA is one of the leading providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound transportation logistics, inspections, evaluations, salvage recovery services, titling and settlement administrative services.
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing was provided through 104 locations throughout the United States and Canada at June 30, 2013. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases.
Note 2—Acquisitions
In June 2013, the Company purchased the stock of PWI Holdings, Inc., whose subsidiary, Preferred Warranties, Inc., markets vehicle service contracts through a network of independent used vehicle dealers. The acquisition is expected to strengthen KAR's product offerings to independent used vehicle dealers. The assets of PWI Holdings, Inc. included accounts receivable, software and customer relationships related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.
The purchase price of PWI Holdings, Inc., net of cash, was approximately $27.2 million. The acquired assets and liabilities were recorded based upon preliminary fair values, including $26.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The purchase accounting associated with this acquisition is preliminary, subject to determination of a working capital adjustment and final valuation results. The Company does not expect adjustments to the purchase accounting to be material. The acquisition resulted in goodwill of $22.3 million which is not expected to be deductible for tax purposes. The goodwill is recorded in the AFC reportable segment. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's statement of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

Note 3—Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. Through the first six months of 2013, we granted approximately 0.3 million service options with a weighted average exercise price of $21.85 per share under the Omnibus Plan. The service options have a 10 year life and generally vest in four equal annual installments, commencing on the first anniversary of the grant date. The weighted average fair value of the service options granted through the first six months of 2013 was $4.44 per share. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 4 years, an expected volatility of 35%, a weighted average annual rate of quarterly dividends of 3.48% and a weighted average risk free interest rate of 0.60%.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service options	$0.7	$0.7	$1.4	$1.2
Exit options	0.9	2.5	2.0	5.1
KAR LLC profit interests	2.0	1.0	0.5	3.7
Axle LLC profit interests	1.4	0.8	0.5	3.3
Total	$5.0	$5.0	$4.4	$13.3
There is no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. The total income tax benefit recognized in the consolidated statement of income for options was approximately $0.6 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.
On March 1, 2013, the board of directors approved amendments to the outstanding exit options that vested based on a 90-day average closing price of the Company's common stock being above a stated dollar amount. Generally, such vesting terms were amended to change the vesting measurement from requiring that the average closing price over a period of 90 trading days be greater than a specified dollar amount to instead requiring that the closing price be greater than the specified dollar amount over a period of 20 consecutive trading days. As a result of this change, effective on March 1, 2013, approximately 1.4 million of such exit options became vested. We estimate that the incremental expense related to the modification is immaterial.
In May 2013, the vesting criteria for the third 25% of the exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan was met and as such, an additional 25% of the outstanding exit options became exercisable.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$33.4	$23.9	$62.5	$49.9
Weighted average common shares outstanding	137.5	136.4	137.2	136.3
Effect of dilutive stock options	3.0	2.5	2.9	2.4
Weighted average common shares outstanding and potential common shares	140.5	138.9	140.1	138.7
Net income per share
Basic	$0.24	$0.18	$0.46	$0.37
Diluted	$0.24	$0.17	$0.45	$0.36
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share—diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.1 million and 0.9 million options were excluded from the calculation of diluted net income per share for the three months ended June 30, 2013 and 2012, respectively, and approximately 0.1 million and 1.6 million options were excluded from the calculation of diluted net income per share for the six months ended June 30, 2013 and 2012, respectively. Total options outstanding at June 30, 2013 and 2012 were 8.5 million and 9.9 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at June 30, 2013.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”).  The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $650 million to $800 million and extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. For the three months ended June 30, 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with the amendment.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. In June 2013, AFCI entered into the Second Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Canadian Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at June 30, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following table presents quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days days or more past due.

	June 30, 2013
	Principal Amount of:
			Net Credit Losses Three Months Ended June 30, 2013	Net Credit Losses Six Months Ended June 30, 2013
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,059.3	$3.2	$1.9	$4.6
Other loans	8.4	0	0	0
Total receivables managed	$1,067.7	$3.2	$1.9	$4.6

	December 31, 2012
	Principal Amount of:
			Net Credit Losses Three Months Ended June 30, 2012	Net Credit Losses Six Months Ended June 30, 2012
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$996.2	$3.8	$1.6	$4.5
Other loans	8.0	0	0	0
Total receivables managed	$1,004.2	$3.8	$1.6	$4.5
AFC's allowance for losses was $8.0 million at June 30, 2013 and December 31, 2012.
As of June 30, 2013 and December 31, 2012, $1,059.2 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $752.2 million and $713.3 million of obligations collateralized by finance receivables at June 30, 2013 and December 31, 2012, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2013, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	June 30, 2013	December 31, 2012
Term Loan B	Adjusted LIBOR	+ 2.75%	May 18, 2017	$1,778.4	$1,674.5
$250 million revolving credit facility	Adjusted LIBOR	+ 3.50%	May 18, 2016	0	0
Floating rate senior notes	LIBOR	+ 4.00%	May 01, 2014	0	150.0
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	0	0
Total debt				1,778.4	1,824.5
Unamortized debt discount				(5.3)	(6.2)
Current portion of long-term debt				0	(43.7)
Long-term debt				$1,773.1	$1,774.6
Credit Facilities
In March 2013, we entered into the Second Amendment to the Credit Agreement. The amendment increased Term Loan B $150.0 million to $1.8 billion and decreased the interest rate on Term Loan B to Adjusted LIBOR plus 2.75% from Adjusted LIBOR plus 3.75%. In addition, the adjusted LIBOR rate floor decreased to 1.0% from 1.25%. The interest rate on Term Loan B was 3.75% at June 30, 2013. For the six months ended June 30, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. The additional $150.0 million in proceeds received from Term Loan B were used to redeem the floating rate senior notes due 2014 on April 3, 2013. For the three months ended June 30, 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes.
Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.1 million of Term Loan B in the second quarter of 2013. The prepayments were credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the debt prepayments, there are no further quarterly installments due until June 30, 2015.
There were no borrowings on the revolving credit facility at June 30, 2013 or December 31, 2012. However, we had related outstanding letters of credit in the aggregate amount of $23.6 million at June 30, 2013 and December 31, 2012, respectively, which reduce the amount available for borrowings under the credit facility. As of June 30, 2013, we were in compliance with the covenants in the Credit Agreement.
Fair Value of Debt
As of June 30, 2013, the estimated fair value of our long-term debt amounted to $1,778.4 million. The estimates of fair value are based on broker-dealer quotes for our debt as of June 30, 2013. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

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
Note 8—Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Foreign currency translation gain	$20.8	$35.1
Unrealized loss on interest rate derivatives, net of tax	(0.1)	(0.2)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive income	$20.9	$35.1

Note 9—Related Party Transactions
At June 30, 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management held approximately 42.9% of our outstanding common stock directly or indirectly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. In March 2013 and June 2013, pursuant to the registration statement, KAR LLC sold 14,950,000 and 17,250,000, respectively, of its shares in KAR Auction Services. We incurred expenses of approximately $0.7 million related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$285.3	$202.8	$53.3	$0	$541.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	156.2	129.4	13.3	0	298.9
Selling, general and administrative	63.4	20.3	6.1	22.4	112.2
Depreciation and amortization	22.8	18.5	6.7	1.0	49.0
Total operating expenses	242.4	168.2	26.1	23.4	460.1
Operating profit (loss)	42.9	34.6	27.2	(23.4)	81.3
Interest expense	0.2	0.2	3.9	20.2	24.5
Other (income) expense, net	(0.9)	(0.2)	0	0	(1.1)
Loss on modification/extinguishment of debt	0	0	0.7	0.9	1.6
Intercompany expense (income)	15.1	9.6	(5.0)	(19.7)	0
Income (loss) before income taxes	28.5	25.0	27.6	(24.8)	56.3
Income taxes	11.2	9.3	10.7	(8.3)	22.9
Net income (loss)	$17.3	$15.7	$16.9	$(16.5)	$33.4
Assets	$2,333.2	$1,175.5	$1,526.8	$81.6	$5,117.1

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$263.8	$177.3	$46.8	$0	$487.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	147.4	105.4	10.4	0	263.2
Selling, general and administrative	61.3	18.2	5.8	18.2	103.5
Depreciation and amortization	25.1	16.6	5.8	0.5	48.0
Total operating expenses	233.8	140.2	22.0	18.7	414.7
Operating profit (loss)	30.0	37.1	24.8	(18.7)	73.2
Interest expense	0.3	0.4	3.7	25.2	29.6
Other (income) expense, net	(0.6)	0	0	0.1	(0.5)
Intercompany expense (income)	15.3	9.5	(4.4)	(20.4)	0
Income (loss) before income taxes	15.0	27.2	25.5	(23.6)	44.1
Income taxes	7.7	11.0	9.3	(7.8)	20.2
Net income (loss)	$7.3	$16.2	$16.2	$(15.8)	$23.9
Assets	$2,342.7	$1,168.3	$1,319.8	$37.8	$4,868.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2013 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$568.9	$424.4	$105.7	$0	$1,099.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	317.8	288.3	24.2	0	630.3
Selling, general and administrative	124.9	39.1	11.8	37.2	213.0
Depreciation and amortization	44.2	36.9	13.1	2.1	96.3
Total operating expenses	486.9	364.3	49.1	39.3	939.6
Operating profit (loss)	82.0	60.1	56.6	(39.3)	159.4
Interest expense	0.5	0.5	7.7	44.6	53.3
Other (income) expense, net	(1.4)	(0.3)	0	0	(1.7)
Loss on modification/extinguishment of debt	0	0	0.7	4.7	5.4
Intercompany expense (income)	30.8	19.2	(9.6)	(40.4)	0
Income (loss) before income taxes	52.1	40.7	57.8	(48.2)	102.4
Income taxes	19.1	15.2	22.2	(16.6)	39.9
Net income (loss)	$33.0	$25.5	$35.6	$(31.6)	$62.5

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$534.4	$366.7	$93.7	$0	$994.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	295.4	216.8	20.4	0	532.6
Selling, general and administrative	128.0	37.9	11.1	40.6	217.6
Depreciation and amortization	50.1	33.7	11.9	0.9	96.6
Total operating expenses	473.5	288.4	43.4	41.5	846.8
Operating profit (loss)	60.9	78.3	50.3	(41.5)	148.0
Interest expense	0.6	0.8	7.4	51.1	59.9
Other (income) expense, net	(1.1)	0.7	0	0	(0.4)
Intercompany expense (income)	30.2	19.2	(8.5)	(40.9)	0.0
Income (loss) before income taxes	31.2	57.6	51.4	(51.7)	88.5
Income taxes	14.9	23.1	18.9	(18.3)	38.6
Net income (loss)	$16.3	$34.5	$32.5	$(33.4)	$49.9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in-particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 67 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through its OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning, titling and other administrative services.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 163 salvage vehicle auction sites in the United States and Canada at June 30, 2013. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2013, AFC conducted business at 104 locations in the United States and Canada.

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

•
As used vehicle prices have increased over the last few years, new vehicle dealers have shifted to selling more used vehicles, which can offset lower new vehicle sales. Dealers can also offer financing, warranties and insurance services on their used vehicle sales. Despite changes in the number of trade-ins dealers keep for retail sale as compared to periods prior to 2010, the number of dealer consignment vehicles remarketed through whole car auctions has increased since 2010.

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
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses is estimated at 14% for 2012, up from 13% in 2011. There is no central reporting system that tracks the number of total loss vehicles in any given year which makes estimating industry volumes very difficult.
Fluctuations in used vehicle and commodity pricing have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry has experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices continue to moderate in 2013, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability.
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
Key challenges for the independent used vehicle dealer include used vehicle sales volume demand, disruptions in pricing of used vehicle inventory and lack of access to consumer financing. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC.
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. In addition, in June 2013, AFC acquired a service contract business as part of its strategy to provide new services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at June 30, 2013.
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
Sources of Revenues and Expenses
Our revenue is derived from auction fees and related services at our whole car and salvage auctions, and from dealer financing fees, interest income and other service revenue at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2013	2012
Revenues
ADESA	$285.3	$263.8
IAA	202.8	177.3
AFC	53.3	46.8
Total revenues	541.4	487.9
Cost of services*	298.9	263.2
Gross profit*	242.5	224.7
Selling, general and administrative	112.2	103.5
Depreciation and amortization	49.0	48.0
Operating profit	81.3	73.2
Interest expense	24.5	29.6
Other income, net	(1.1)	(0.5)
Loss on modification/extinguishment of debt	1.6	—
Income before income taxes	56.3	44.1
Income taxes	22.9	20.2
Net income	$33.4	$23.9
Net income per share
Basic	$0.24	$0.18
Diluted	$0.24	$0.17
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
For the three months ended June 30, 2013, we had revenue of $541.4 million compared with revenue of $487.9 million for the three months ended June 30, 2012, an increase of 11%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $1.0 million, or 2%, to $49.0 million for the three months ended June 30, 2013, compared with $48.0 million for the three months ended June 30, 2012. The increase in depreciation and amortization was due to an increase in amortization resulting from certain assets placed in service during 2013.
Interest Expense
Interest expense decreased $5.1 million, or 17%, to $24.5 million for the three months ended June 30, 2013, compared with $29.6 million for the three months ended June 30, 2012. The decrease in interest expense was primarily due to the decrease in the interest rate on Term Loan B debt which was refinanced on March 12, 2013. The interest rate on Term Loan B debt was 5% at June 30, 2012 compared with an interest rate of 3.75% at June 30, 2013.
Other Income, Net
We had other income of $1.1 million for the three months ended June 30, 2013, compared with $0.5 million for the three months ended June 30, 2012. The change in other income was primarily due to foreign currency transaction gains for the three months ended June 30, 2013, compared with foreign currency transaction losses for the three months ended June 30, 2012.

Loss on Modification/Extinguishment of Debt
For the three months ended June 30, 2013, we recorded pretax charges aggregating approximately $1.6 million primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes, as well as the write-off of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.
Income Taxes
We had an effective tax rate of 40.7% for the three months ended June 30, 2013, compared with an effective tax rate of 45.8% for the three months ended June 30, 2012. Excluding the effect of the discrete items, our effective tax rate for the three months ended June 30, 2013 and 2012 would have been 39.8% and 41.7%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the three months ended June 30, 2013 and 2012 there was profit interest expense of $3.4 million and $1.8 million, respectively.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2013	2012
ADESA revenue	$285.3	$263.8
Cost of services*	156.2	147.4
Gross profit*	129.1	116.4
Selling, general and administrative	63.4	61.3
Depreciation and amortization	22.8	25.1
Operating profit	$42.9	$30.0
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $21.5 million, or 8%, to $285.3 million for the three months ended June 30, 2013, compared with $263.8 million for the three months ended June 30, 2012. The increase in revenue was primarily a result of a 10% increase in the number of vehicles sold, partially offset by a 2% decrease in revenue per vehicle sold to over $540 for the three months ended June 30, 2013, compared with approximately $555 for the three months ended June 30, 2012.
The total number of used vehicles sold at ADESA increased 10% for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, and resulted in an increase in ADESA revenue of approximately $22.3 million. The increase in volume sold was attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 9% increase in dealer consignment units sold in the second quarter of 2013 compared with the second quarter of 2012. Online sales volumes for ADESA represented approximately 35% of the total vehicles sold in the second quarter of 2013, compared with approximately 31% in the second quarter of 2012.
Revenue per vehicle sold decreased 2% as a result of a decrease in the utilization of ancillary services as a result of more vehicles being sold online and the change in mix of vehicles towards more dealer consignment cars sold at physical auction locations. Vehicles sold online and dealer consignment cars utilize fewer ancillary services than institutional vehicles sold at physical auction locations. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 57.1% for the three months ended June 30, 2013, compared with 55.6% for the three months ended June 30, 2012. For the three months ended June 30, 2013, dealer consignment vehicles represented approximately 51% of used vehicles sold at ADESA physical auction locations, an increase from approximately 50% for the three months ended June 30, 2012.
Gross Profit
For the three months ended June 30, 2013, gross profit for ADESA increased $12.7 million, or 11%, to $129.1 million, compared with $116.4 million for the three months ended June 30, 2012. Gross profit for ADESA was 45.3% of revenue for the three months ended June 30, 2013, compared with 44.1% of revenue for the three months ended June 30, 2012. The increase in gross profit as a percentage of revenue for the three months ended June 30, 2013, compared with the three months ended June 30, 2012, was primarily the result of the 8% increase in revenue. In addition, cost of services and gross profit benefited from the increase in the conversion rate for the three months ended June 30, 2013.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $2.1 million, or 3%, to $63.4 million for the three months ended June 30, 2013, compared with $61.3 million for the three months ended June 30, 2012, primarily due to increases in incentive-based compensation, marketing expense and compensation expense, partially offset by reductions in non-cash stock-based compensation expense and professional fees.
IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2013	2012
IAA revenue	$202.8	$177.3
Cost of services*	129.4	105.4
Gross profit*	73.4	71.9
Selling, general and administrative	20.3	18.2
Depreciation and amortization	18.5	16.6
Operating profit	$34.6	$37.1
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $25.5 million, or 14%, to $202.8 million for the three months ended June 30, 2013, compared with $177.3 million for the three months ended June 30, 2012. The increase in revenue was a result of an increase in vehicles sold of approximately 13% for the three months ended June 30, 2013. The increase in vehicles sold was a result of increased business with existing customers, as well as vehicles sold as a result of Superstorm Sandy. IAA's total loss vehicle inventory has increased over 15% at June 30, 2013, as compared to June 30, 2012. Vehicles sold under purchase agreements were approximately 8% of total salvage vehicles sold for the three months ended June 30, 2013 and 2012. Online sales volumes for IAA for the three months ended June 30, 2013 and 2012 represented approximately half of the total vehicles sold by IAA.
Gross Profit
For the three months ended June 30, 2013, gross profit at IAA increased to $73.4 million, or 36.2% of revenue, compared with $71.9 million, or 40.6% of revenue, for the three months ended June 30, 2012. The gross profit increase was primarily the result of the increase in volume. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in expenses associated with volume increases and expenses associated with processing and selling vehicles from Superstorm Sandy. An increase in the purchase price of vehicles sold under purchase agreements also contributed to the decrease in gross profit percentage, as the entire selling price of the vehicle is recorded as revenue and cost of services.
In the second quarter of 2013, IAA sold over 4,000 Superstorm Sandy vehicles resulting in revenue of approximately $2.6 million and cost of services of approximately $5.3 million. Overall, IAA incurred a pre-tax net loss of $2.7 million related to the processing of Superstorm Sandy vehicles. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross margin percentage for the second quarter of 2013 would have been 38.0% of revenue.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $2.1 million, or 12%, to $20.3 million for the three months ended June 30, 2013, compared with $18.2 million for the three months ended June 30, 2012. The increase in selling, general and administrative expenses was attributable to an increase in both stock-based and incentive-based compensation expense.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2013	2012
AFC revenue
Interest and fee income	$50.6	$45.6
Other revenue	2.6	2.7
Provision for credit losses	(1.9)	(1.5)
Other service revenue	2.0	—
Total AFC revenue	53.3	46.8
Cost of services*	13.3	10.4
Gross profit*	40.0	36.4
Selling, general and administrative	6.1	5.8
Depreciation and amortization	6.7	5.8
Operating profit	$27.2	$24.8
Loan transactions	326,388	292,954
Revenue per loan transaction, excluding "Other service revenue"	$157	$160
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2013, AFC revenue increased $6.5 million, or 14%, to $53.3 million, compared with $46.8 million for the three months ended June 30, 2012. The increase in revenue was the result of an 11% increase in loan transactions and "Other service revenue" generated by Preferred Warranties, Inc. (“PWI”), for the three months ended June 30, 2013, compared with the same period in 2012, partially offset by a 2% decrease in revenue per loan transaction for the three months ended June 30, 2013. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,067.7 million at June 30, 2013 from $935.5 million at June 30, 2012.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $3, or 2%, primarily as a result of a decrease in floorplan fee income and an increase in the provision for credit losses, partially offset by a slight increase in the average loan duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended June 30, 2013, gross profit for the AFC segment increased $3.6 million, or 10%, to $40.0 million, compared with $36.4 million for the three months ended June 30, 2012, primarily as a result of a 14% increase in revenue, partially offset by a 28% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense and cost of services associated with PWI.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.3 million, or 5%, to $6.1 million for the three months ended June 30, 2013, compared with $5.8 million for the three months ended June 30, 2012. The increase was primarily the result of increases in expenses associated with the acquisition of PWI.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2013	2012
Selling, general and administrative	$22.4	$18.2
Depreciation and amortization	1.0	0.5
Operating loss	$(23.4)	$(18.7)
Selling, General and Administrative
For the three months ended June 30, 2013, selling, general and administrative expenses at the holding company increased $4.2 million, or 23%, to $22.4 million, compared with $18.2 million for the three months ended June 30, 2012, primarily as a result of an increase in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value, as well as an increase in incentive-based compensation and other employee related expenses. For the three months ended June 30, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $3.4 million, compared with $1.8 million for the three months ended June 30, 2012.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2013	2012
Revenues
ADESA	$568.9	$534.4
IAA	424.4	366.7
AFC	105.7	93.7
Total revenues	1,099.0	994.8
Cost of services*	630.3	532.6
Gross profit*	468.7	462.2
Selling, general and administrative	213.0	217.6
Depreciation and amortization	96.3	96.6
Operating profit	159.4	148.0
Interest expense	53.3	59.9
Other income, net	(1.7)	(0.4)
Loss on modification/extinguishment of debt	5.4	—
Income before income taxes	102.4	88.5
Income taxes	39.9	38.6
Net income	$62.5	$49.9
Net income per share
Basic	$0.46	$0.37
Diluted	$0.45	$0.36
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
For the six months ended June 30, 2013, we had revenue of $1,099.0 million compared with revenue of $994.8 million for the six months ended June 30, 2012, an increase of 10%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
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
In the first six months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $29.2 million and cost of services of approximately $42.7 million. Overall, IAA incurred a pre-tax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles in the first six months of 2013. This net loss has been excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses are net of auction services revenue realized or to be realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area has resulted in a net loss on the sale of the Superstorm Sandy vehicles.
Depreciation and Amortization
Depreciation and amortization decreased $0.3 million, or 0.3%, to $96.3 million for the six months ended June 30, 2013, compared with $96.6 million for the six months ended June 30, 2012. The decrease in depreciation and amortization was due to a decrease in amortization as five year life computer software and technology assets, revalued as part of the April 20, 2007 merger between ADESA and IAA, became fully amortized.
Interest Expense
Interest expense decreased $6.6 million, or 11%, to $53.3 million for the six months ended June 30, 2013, compared with $59.9 million for the six months ended June 30, 2012. The decrease in interest expense was primarily due to the decrease in the interest rate on Term Loan B debt which was refinanced on March 12, 2013. The interest rate on Term Loan B debt was 5% at June 30, 2012 compared with an interest rate of 3.75% at June 30, 2013.
Other Income, Net
We had other income of $1.7 million for the six months ended June 30, 2013, compared with $0.4 million for the six months ended June 30, 2012. The change in other income was primarily due to $1.0 million of contingent consideration that was recorded in the first six months of 2012. In addition, we had foreign currency transaction gains for the six months ended June 30, 2013, compared with foreign currency transaction losses for the six months ended June 30, 2012.
Loss on Modification/Extinguishment of Debt
In March 2013, we amended our Credit Agreement and have recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. Additionally, in April 2013, we prepaid the $150.0 million principal amount of the floating rate senior notes with proceeds received from refinancing Term Loan B as part of the Second Amendment to the Credit Agreement. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes. Finally, for the three months ended June 30, 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.

Income Taxes
We had an effective tax rate of 39.0% for the six months ended June 30, 2013, compared with an effective tax rate of 43.6% for the six months ended June 30, 2012. Excluding the effect of the discrete items, our effective tax rate for the six months ended June 30, 2013 and 2012 would have been 39.8% and 41.7%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the six months ended June 30, 2013 and 2012 there was profit interest expense of $1.0 million and $7.0 million, respectively.
ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
ADESA revenue	$568.9	$534.4
Cost of services*	317.8	295.4
Gross profit*	251.1	239.0
Selling, general and administrative	124.9	128.0
Depreciation and amortization	44.2	50.1
Operating profit	$82.0	$60.9
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $34.5 million, or 6%, to $568.9 million for the six months ended June 30, 2013, compared with $534.4 million for the six months ended June 30, 2012. The increase in revenue was primarily a result of a 7% increase in the number of vehicles sold. Revenue per vehicle sold of approximately $545 for the six months ended June 30, 2013, is comparable with revenue per vehicle sold for the six months ended June 30, 2012.
The total number of used vehicles sold at ADESA increased 7% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, and resulted in an increase in ADESA revenue of approximately $28.4 million. The increase in volume sold was attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 6% increase in dealer consignment units sold in the first half of 2013 compared with the first half of 2012. Online sales volumes for ADESA represented approximately 35% of the total vehicles sold in the first six months of 2013, compared with approximately 31% in the first six months of 2012.
The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 59.2% for the six months ended June 30, 2013, compared with 59.0% for the six months ended June 30, 2012. For the six months ended June 30, 2013, dealer consignment vehicles represented approximately 49% of used vehicles sold at ADESA physical auction locations, an increase from approximately 48% for the six months ended June 30, 2012.
Gross Profit
For the six months ended June 30, 2013, gross profit for ADESA increased $12.1 million, or 5%, to $251.1 million, compared with $239.0 million for the six months ended June 30, 2012. Gross profit for ADESA was 44.1% of revenue for the six months ended June 30, 2013, compared with 44.7% of revenue for the six months ended June 30, 2012. The decrease in gross profit percentage for the six months ended June 30, 2013, compared with the six months ended June 30, 2012, was primarily the result of the 8% increase in cost of services. The increase in cost of services was primarily attributable to an increase in purchased vehicles and increased utilization of other lower margin non-auction remarketing services, as well as the costs associated with the increase in vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $3.1 million, or 2%, to $124.9 million for the six months ended June 30, 2013, compared with $128.0 million for the six months ended June 30, 2012, primarily due to decreases in bad debt expense, non-cash stock-based compensation expense and travel expenses.

IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
IAA revenue	$424.4	$366.7
Cost of services*	288.3	216.8
Gross profit*	136.1	149.9
Selling, general and administrative	39.1	37.9
Depreciation and amortization	36.9	33.7
Operating profit	$60.1	$78.3
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $57.7 million, or 16%, to $424.4 million for the six months ended June 30, 2013, compared with $366.7 million for the six months ended June 30, 2012. The increase in revenue was a result of an increase in vehicles sold of approximately 13% for the six months ended June 30, 2013. The primary reason for the growth in revenue was due to sales generated from Superstorm Sandy, as well as an increase in business with existing customers. IAA's total loss vehicle inventory has increased over 15% at June 30, 2013, as compared to June 30, 2012. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the six months ended June 30, 2013 and 2012. Online sales volumes for IAA for the six months ended June 30, 2013 and 2012 represented approximately half of the total vehicles sold by IAA.
Gross Profit
For the six months ended June 30, 2013, gross profit at IAA decreased to $136.1 million, or 32.1% of revenue, compared with $149.9 million, or 40.9% of revenue, for the six months ended June 30, 2012. The gross profit decrease was primarily the result of the 33% increase in cost of services. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in expenses associated with processing total loss vehicles related to Superstorm Sandy, which included increases in towing costs, compensation expense, temporary rental property expense, travel expenses and miscellaneous yard and auction expenses. An increase in the purchase price of vehicles sold under purchase agreements also contributed to the decrease in gross profit as a percentage of revenue, as the entire selling price of the vehicle is recorded as revenue and cost of services.
In the first six months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $29.2 million and cost of services of approximately $42.7 million. Overall, for the six months ended June 30, 2013, IAA incurred a pre-tax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross margin percentage for the first half of 2013 would have been 37.9% of revenue.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.2 million, or 3%, to $39.1 million for the six months ended June 30, 2013, compared with $37.9 million for the six months ended June 30, 2012. The increase in selling, general and administrative expenses was attributable to increases in both stock-based and incentive-based compensation expense.

AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2013	2012
AFC revenue
Interest and fee income	$103.1	$92.9
Other revenue	5.2	5.3
Provision for credit losses	(4.6)	(4.5)
Other service revenue	2.0	—
Total AFC revenue	105.7	93.7
Cost of services*	24.2	20.4
Gross profit*	81.5	73.3
Selling, general and administrative	11.8	11.1
Depreciation and amortization	13.1	11.9
Operating profit	$56.6	$50.3
Loan transactions	671,756	611,813
Revenue per loan transaction, excluding "Other service revenue"	$154	$153
_______________________________________________________________________________

*	Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2013, AFC revenue increased $12.0 million, or 13%, to $105.7 million, compared with $93.7 million for the six months ended June 30, 2012. The increase in revenue was the result of a 10% increase in loan transactions for the six months ended June 30, 2013, compared with the same period in 2012, and a 1% increase in revenue per loan transaction for the six months ended June 30, 2013. In addition, managed receivables increased to $1,067.7 million at June 30, 2013 from $935.5 million at June 30, 2012.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $1, or 1%, primarily as a result of a slight increase in the average loan duration and an increase in average loan values, partially offset by a decrease in floorplan fee income. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the six months ended June 30, 2013, gross profit for the AFC segment increased $8.2 million, or 11%, to $81.5 million, compared with $73.3 million for the six months ended June 30, 2012, primarily as a result of a 13% increase in revenue, partially offset by a 19% increase in cost of services. The increase in cost of services was primarily the result of an increase in expenses associated with PWI, as well as increases in compensation and incentive-based compensation expense.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.7 million, or 6%, to $11.8 million for the six months ended June 30, 2013, compared with $11.1 million for the six months ended June 30, 2012. The increase was primarily the result of increases in professional fees and compensation expense, as well as expenses associated with the acquisition of PWI, partially offset by decreases in stock-based and incentive-based compensation expense.

Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Selling, general and administrative	$37.2	$40.6
Depreciation and amortization	2.1	0.9
Operating loss	$(39.3)	$(41.5)
Selling, General and Administrative
For the six months ended June 30, 2013, selling, general and administrative expenses at the holding company decreased $3.4 million, or 8%, to $37.2 million, compared with $40.6 million for the six months ended June 30, 2012, primarily as a result of a decrease in stock-based compensation expense related to the KAR LLC and Axle LLC operating units (profit interests), which are remeasured each reporting period to fair value. For the six months ended June 30, 2013 stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $1.0 million, compared with $7.0 million for the six months ended June 30, 2012. An increase in incentive-based compensation and other employee related expenses partially offset the decrease in stock-based compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$168.1	$108.7	$117.1
Restricted cash	8.7	11.9	9.3
Working capital	306.9	294.5	274.9
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	223.0		170.3
_______________________________________________________________________________

*
There were related outstanding letters of credit totaling approximately $23.6 million at June 30, 2013 and December 31, 2012, and $23.8 million at June 30, 2012, which reduced the amount available for borrowings under the credit facility.

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

Our available cash, which excludes cash in transit, was $112.3 million at June 30, 2013. Of this amount, approximately $38.9 million was held by foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

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
Credit Facilities
On May 19, 2011, we established a $1.7 billion, six-year senior secured term loan facility (“Term Loan B”) and a $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011 (the “Credit Agreement”). The Credit Facility is available for letters of credit, working capital and general corporate purposes (including refinancing certain Existing Indebtedness (as defined in the Credit Agreement)). The Company pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the Credit Facility.
In March 2013, we entered into the Second Amendment to the Credit Agreement. The amendment increased Term Loan B $150.0 million to $1.8 billion and decreased the interest rate on Term Loan B to adjusted LIBOR plus 2.75% from adjusted LIBOR plus 3.75%. In addition, the adjusted LIBOR rate floor decreased to 1.0% from 1.25%. The interest rate on Term Loan B was 3.75% at June 30, 2013. For the six months ended June 30, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. The additional $150.0 million in proceeds received from Term Loan B were used to redeem the floating rate senior notes due 2014 on April 3, 2013. For the three months ended June 30, 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the redemption of the floating rate senior notes.
Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.1 million of Term Loan B in the second quarter of 2013. The prepayments were credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the debt prepayments, there are no further quarterly installments due until June 30, 2015.
On June 30, 2013, $1,778.4 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $23.6 million at June 30, 2013, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of June 30, 2013. However, there were related letters of credit outstanding totaling approximately C$1.2 million at June 30, 2013, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Beginning with the quarter ended December 31, 2012 the ratio could not exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the Credit Facility until it reaches 2.5 to 1.0 at March 31, 2016. Our actual consolidated senior secured leverage ratio was 3.3 to 1.0 at June 30, 2013.

In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2013.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at June 30, 2013.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $650 million to $800 million and extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. For the three months ended June 30, 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with the amendment.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s (“AFCI”) receivables. In June 2013, AFCI entered into the Second Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Canadian Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at June 30, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,067.7 million and $1,004.2 million at June 30, 2013 and December 31, 2012, respectively. AFC's allowance for losses was $8.0 million at June 30, 2013 and December 31, 2012.
As of June 30, 2013 and December 31, 2012, $1,059.2 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $752.2 million and $713.3 million of obligations collateralized by finance receivables at June 30, 2013 and December 31, 2012, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2013, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$17.3	$15.7	$16.9	$(16.5)	$33.4
Add back:
Income taxes	11.2	9.3	10.7	(8.3)	22.9
Interest expense, net of interest income	0.2	0.2	3.9	20.2	24.5
Depreciation and amortization	22.8	18.5	6.7	1.0	49.0
Intercompany interest	13.4	9.5	(5.0)	(17.9)	—
EBITDA	64.9	53.2	33.2	(21.5)	129.8
Adjustments per the Credit Agreement	4.9	0.7	(1.8)	3.9	7.7
Superstorm Sandy	—	2.7	—	—	2.7
Adjusted EBITDA	$69.8	$56.6	$31.4	$(17.6)	$140.2

	Three Months Ended June 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$7.3	$16.2	$16.2	$(15.8)	$23.9
Add back:
Income taxes	7.7	11.0	9.3	(7.8)	20.2
Interest expense, net of interest income	0.3	0.4	3.7	25.2	29.6
Depreciation and amortization	25.1	16.6	5.8	0.5	48.0
Intercompany interest	13.5	9.4	(4.4)	(18.5)	—
EBITDA	53.9	53.6	30.6	(16.4)	121.7
Adjustments per the Credit Agreement	6.8	0.6	(2.3)	1.3	6.4
Adjusted EBITDA	$60.7	$54.2	$28.3	$(15.1)	$128.1

	Six Months Ended June 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$33.0	$25.5	$35.6	$(31.6)	$62.5
Add back:
Income taxes	19.1	15.2	22.2	(16.6)	39.9
Interest expense, net of interest income	0.4	0.5	7.7	44.6	53.2
Depreciation and amortization	44.2	36.9	13.1	2.1	96.3
Intercompany interest	26.7	19.0	(9.6)	(36.1)	—
EBITDA	123.4	97.1	69.0	(37.6)	251.9
Adjustments per the Credit Agreement	10.6	0.7	(4.5)	4.2	11.0
Superstorm Sandy	—	13.5	—	—	13.5
Adjusted EBITDA	$134.0	$111.3	$64.5	$(33.4)	$276.4

	Six Months Ended June 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$16.3	$34.5	$32.5	$(33.4)	$49.9
Add back:
Income taxes	14.9	23.1	18.9	(18.3)	38.6
Interest expense, net of interest income	0.6	0.8	7.4	51.1	59.9
Depreciation and amortization	50.1	33.7	11.9	0.9	96.6
Intercompany interest	27.1	18.9	(8.5)	(37.5)	—
EBITDA	109.0	111.0	62.2	(37.2)	245.0
Adjustments per the Credit Agreement	14.0	2.8	(4.8)	6.0	18.0
Adjusted EBITDA	$123.0	$113.8	$57.4	$(31.2)	$263.0

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2013
(Dollars in millions)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net income (loss)	$19.2	$22.9	$29.1	$33.4	$104.6
Add back:
Income taxes	13.8	7.2	17.0	22.9	60.9
Interest expense, net of interest income	29.8	29.4	28.7	24.5	112.4
Depreciation and amortization	46.8	46.8	47.3	49.0	189.9
EBITDA	109.6	106.3	122.1	129.8	467.8
Other adjustments per the Credit Agreement	4.0	4.7	6.1	3.1	17.9
Noncash charges	6.8	3.1	0.4	7.9	18.2
AFC interest expense	(3.1)	(3.3)	(3.2)	(3.3)	(12.9)
Superstorm Sandy	—	9.1	10.8	2.7	22.6
Adjusted EBITDA	$117.3	$119.9	$136.2	$140.2	$513.6

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Net cash provided by (used by):
Operating activities	$223.0	$170.3
Investing activities	(151.5)	(95.1)
Financing activities	(6.4)	(55.1)
Effect of exchange rate on cash	(5.7)	(0.4)
Net increase (decrease) in cash and cash equivalents	$59.4	$19.7

Cash flow from operating activities was $223.0 million for the six months ended June 30, 2013, compared with $170.3 million for the six months ended June 30, 2012. The increase in operating cash flow was primarily attributable to:

•	increased profitability; and

•	the timing of collections and the disbursement of funds to consignors related to auctions held near period-ends.
Net cash used by investing activities was $151.5 million for the six months ended June 30, 2013, compared with $95.1 million for the six months ended June 30, 2012. The increase in net cash used by investing activities was primarily attributable to:

•
cash paid of $28.2 million for a few small acquisitions, including PWI Holdings, Inc., in the first six months of 2013, compared with $0.5 million for a small acquisition in the first six months of 2012 (see Notes to Consolidated Financial Statements - Note 2, Acquisitions);

•	an increase in finance receivables held for investment; and

•	an increase in capital expenditures of approximately $15.9 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below.
Net cash used by financing activities was $6.4 million for the six months ended June 30, 2013, compared with $55.1 million for the six months ended June 30, 2012. The decrease in net cash used by financing activities was primarily attributable to:

•	the repayment of the Company's revolving credit facility totaling $68.9 million in the first six months of 2012;

•
the timing of book overdrafts, as there was an increase of $42.6 million for the six months ended June 30, 2013, compared with an increase of $7.8 million for the six months ended June 30, 2012. Book overdrafts relate to the timing of payments to consignors of vehicles; and

•	an increase in obligations collateralized by finance receivables;
partially offset by:

•
a net increase in debt activity for the six months ended June 30, 2013 due to payment on long-term debt of $46.1 million, compared with payments on long-term debt of $8.5 million for the six months ended June 30, 2012;

•	payments of $26.0 million for debt issuance costs in 2013; and

•	$26.0 million in dividend payments in 2013.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2013 and 2012 approximated $53.2 million and $37.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $95 million for fiscal year 2013, compared with $102.0 million for the year ended December 31, 2012. Anticipated expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.
Dividends
On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. Subject to board of director approval, we expect to pay a quarterly dividend of $0.19 per share in 2013 using cash flow from operations, representing an annualized dividend of $0.76 per share. The following dividend information has been released for 2013:

•	On February 20, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on April 4, 2013, to stockholders of record at the close of business on March 25, 2013.

•	On May 1, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on July 3, 2013, to stockholders of record at the close of business on June 24, 2013.

•	On August 6, 2013, the board of directors announced a cash dividend of $0.19 per share payable on October 3, 2013, to stockholders of record at the close of business on September 24, 2013.
Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities, capital requirements and other factors that our board of directors deems relevant. We have limited prior history of declaring or paying any cash or other dividends, and no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.
Acquisitions
In June 2013, the Company purchased the stock of PWI Holdings, Inc., whose subsidiary, Preferred Warranties, Inc., markets vehicle service contracts through a network of independent used vehicle dealers. The acquisition is expected to strengthen KAR's product offerings to independent used vehicle dealers. The assets of PWI Holdings, Inc. included accounts receivable, software and customer relationships related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.
The purchase price of PWI Holdings, Inc., net of cash, was approximately $27.2 million. The acquired assets and liabilities were recorded based upon preliminary fair values, including $26.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The purchase accounting associated with this acquisition is preliminary, subject to determination of a working capital adjustment and final valuation results. The Company does not expect adjustments to the purchase accounting to be material. The acquisition resulted in goodwill of $22.3 million which is not expected to be deductible for tax purposes. The goodwill is recorded in the AFC reportable segment. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's statement of income.
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

•
In April 2013 we prepaid the $150.0 million principal amount of the floating rate senior notes with the additional proceeds of $150.0 million received from incremental borrowings under Term Loan B in March 2013;

•	In April 2013, we made an excess cash flow payment of $39.4 million on Term Loan B; and

•	In April and May 2013, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.1 million of Tern Loan B.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2013. Currency exposure of our Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivative agreements to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. We have designated our interest rate derivatives as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships is recognized in current earnings. There was no significant ineffectiveness in the six months ended June 30, 2013 or 2012.
In August 2011, we purchased three interest rate caps for approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeds 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each mature on August 16, 2013.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and six months ended June 30, 2013 would have resulted in an increase in interest expense of approximately $4.4 million and $6.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KAR Auction Services, Inc.
(Registrant)

Date: August 6, 2013	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009
3.2		Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009
4.1		Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008
4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009
10.1a		Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011
10.1b		First Amendment to Credit Agreement, dated as of November 29, 2012, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	11/30/2012
10.1c		Second Amendment to Credit Agreement, dated as of March 12, 2013, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	3/13/2013
10.1d		Incremental Term Loan Agreement No. 1, dated as of March 12, 2013, among the Incremental Term Loan Lenders, KAR Auction Services, Inc., the other Loan Parties hereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-34568	10.2	3/13/2013
10.2		Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011
10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011
10.4	*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009
10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008
10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008
10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009
10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008
10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009
10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008
10.11a	*	Letter Agreement dated December 3, 2008, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010
10.11b	*	Amendment to Offer Letter dated December 20, 2012, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.11b	2/22/2013
10.12a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008
10.12b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009
10.13	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012
10.14a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012
10.14c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012
10.14d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012
10.15a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009
10.15b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008
10.15c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008
10.16	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009
10.17a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008
10.17b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008
10.17c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008
10.17d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008
10.17e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012
10.17f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012
10.18	^
Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.
							X
10.19	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada					X

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008
10.20b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008
10.21a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008
10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008
10.22a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008
10.23a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008
10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008
10.24a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008
10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008
10.25a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008
10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008
10.26a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008
10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008
10.27a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008
10.28		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011
10.29	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended April 19, 2013	10-Q	001-34568	10.29	5/2/2013
10.30a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009
10.30b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010
10.30c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010
10.31	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010
10.32	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010
10.33	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009
10.34	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009
10.35		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

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