Form 10-Q
period 2013-09-30
KAR Auction Services, Inc.
filed 2013-11-05
CIK 1395942

Use these links to rapidly review the document
KAR Auction services, Inc. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2013, 138,830,992 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues
ADESA Auction Services	$275.4	$257.0	$844.3	$791.4
IAA Salvage Services	198.8	167.4	623.2	534.1
AFC	59.5	50.5	165.2	144.2
Total operating revenues	533.7	474.9	1,632.7	1,469.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	296.2	264.1	926.5	796.7
Selling, general and administrative	120.3	102.3	333.3	319.9
Depreciation and amortization	49.6	46.8	145.9	143.4
Total operating expenses	466.1	413.2	1,405.7	1,260.0
Operating profit	67.6	61.7	227.0	209.7
Interest expense	26.0	29.9	79.3	89.8
Other income, net	(0.8)	(1.2)	(2.5)	(1.6)
Loss on modification/extinguishment of debt	—	—	5.4	—
Income before income taxes	42.4	33.0	144.8	121.5
Income taxes	19.6	13.8	59.5	52.4
Net income	$22.8	$19.2	$85.3	$69.1
Net income per share
Basic	$0.16	$0.14	$0.62	$0.51
Diluted	$0.16	$0.14	$0.61	$0.50
Dividends declared per common share	$0.19	$—	$0.57	$—

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$22.8	$19.2	$85.3	$69.1
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	4.6	8.7	(9.7)	9.8
Unrealized gain (loss) on interest rate derivatives, net of tax of $0 for the three months ended September 30, 2013 and 2012, and $(0.1) and $0.2 for the nine months ended September 30, 2013 and 2012	0.1	—	0.2	(0.4)
Total other comprehensive income (loss), net of tax	4.7	8.7	(9.5)	9.4
Comprehensive income	$27.5	$27.9	$75.8	$78.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$196.0	$108.7
Restricted cash	9.1	11.9
Trade receivables, net of allowances of $4.3 and $5.3	385.4	342.4
Finance receivables, net of allowances $8.0 and $8.0	1,066.0	996.2
Deferred income tax assets	35.2	35.4
Other current assets	91.0	86.8
Total current assets	1,782.7	1,581.4
Other assets
Goodwill	1,702.2	1,679.6
Customer relationships, net of accumulated amortization of $461.3 and $405.3	582.5	618.9
Other intangible assets, net of accumulated amortization of $207.5 and $168.9	304.4	305.2
Unamortized debt issuance costs	41.1	24.9
Other assets	9.9	11.6
Total other assets	2,640.1	2,640.2
Property and equipment, net of accumulated depreciation of $459.3 and $415.5	699.2	700.7
Total assets	$5,122.0	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$490.3	$388.4
Accrued employee benefits and compensation expenses	61.4	63.5
Accrued interest	0.3	1.6
Other accrued expenses	98.1	75.8
Income taxes payable	0.8	0.6
Dividends payable	26.3	—
Obligations collateralized by finance receivables	742.4	713.3
Current maturities of long-term debt	—	43.7
Total current liabilities	1,419.6	1,286.9
Non-current liabilities
Long-term debt	1,770.3	1,774.6
Deferred income tax liabilities	343.0	318.6
Other liabilities	105.2	98.5
Total non-current liabilities	2,218.5	2,191.7
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2013: 138,625,706
December 31, 2012: 136,657,645	1.4	1.4
Additional paid-in capital	1,476.8	1,433.9
Accumulated deficit	(19.9)	(26.7)
Accumulated other comprehensive income	25.6	35.1
Total stockholders' equity	1,483.9	1,443.7
Total liabilities and stockholders' equity	$5,122.0	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7
Net income				85.3		85.3
Other comprehensive loss, net of tax					(9.5)	(9.5)
Issuance of common stock under stock plans	1.9		20.8			20.8
Stock-based compensation expense			16.8			16.8
Excess tax benefits from stock-based compensation			5.3			5.3
Cash dividends declared to stockholders ($0.57 per share)				(78.5)		(78.5)
Balance at September 30, 2013	138.6	$1.4	$1,476.8	$(19.9)	$25.6	$1,483.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$85.3	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.9	143.4
Provision for credit losses	7.3	6.8
Deferred income taxes	11.3	(18.6)
Amortization of debt issuance costs	8.0	5.2
Stock-based compensation	16.8	20.9
Contingent consideration adjustment	—	1.0
(Gain) loss on disposal of fixed assets	0.2	(1.7)
Loss on modification/extinguishment of debt	5.4	—
Other non-cash, net	11.1	7.6
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(21.2)	(95.3)
Accounts payable and accrued expenses	48.3	99.6
Net cash provided by operating activities	318.4	238.0
Investing activities
Net increase in finance receivables held for investment	(79.6)	(57.4)
Acquisition of businesses, net of cash acquired	(28.8)	(0.5)
Purchases of property, equipment and computer software	(75.3)	(60.8)
Proceeds from the sale of property and equipment	0.2	5.7
Decrease in restricted cash	2.8	0.5
Net cash used by investing activities	(180.7)	(112.5)
Financing activities
Net increase in book overdrafts	38.6	10.8
Net decrease in borrowings from lines of credit	—	(68.9)
Net increase in obligations collateralized by finance receivables	31.8	20.6
Proceeds from long-term debt	188.0	—
Payments for debt issuance costs/amendments	(26.0)	—
Payments on long-term debt	(49.2)	(12.8)
Payment for early extinguishment of debt	(188.4)	—
Payments on capital leases	(11.4)	(10.6)
Payments of contingent consideration and deferred acquisition costs	(1.6)	(4.2)
Initial net investment for interest rate caps	(2.2)	—
Issuance of common stock under stock plans	20.8	2.8
Excess tax benefits from stock-based compensation	5.3	—
Dividends paid to stockholders	(52.2)	—
Net cash used by financing activities	(46.5)	(62.3)
Effect of exchange rate changes on cash	(3.9)	3.1
Net increase in cash and cash equivalents	87.3	66.3
Cash and cash equivalents at beginning of period	108.7	97.4
Cash and cash equivalents at end of period	$196.0	$163.7
Cash paid for interest	$68.7	$80.9
Cash paid for taxes, net of refunds	$36.6	$44.5

   See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

•	"Equity Sponsors" refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P.;

•	"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries;

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors, other equity co-investors and management of the Company.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Business and Nature of Operations
As of September 30, 2013, we have a network of 66 ADESA whole car auction sites and 163 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by our wholly owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
ADESA has the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and recovery services. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered.
IAA is one of the leading providers of salvage vehicle auctions and related services in North America. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made, purchased vehicles and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound transportation logistics, inspections, evaluations, salvage recovery services, titling and settlement administrative services.
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 105 locations throughout the United States and Canada as of September 30, 2013. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases.
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
The purchase price of PWI Holdings, Inc., net of cash, was approximately $27.3 million. The acquired assets and liabilities were recorded based upon fair values, including $26.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $22.7 million which is not expected to be deductible for tax purposes. The goodwill is recorded in the AFC reportable segment. The financial impact of this acquisition was immaterial to the Company's statement of income for the three and nine months ended September 30, 2013.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Note 3—Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. Through the first nine months of 2013, we granted approximately 0.5 million service options with a weighted average exercise price of $23.24 per share under the Omnibus Plan. The service options have a 10 year life and generally vest in four equal annual installments, commencing on the first anniversary of the grant date. The weighted average fair value of the service options granted through the first nine months of 2013 was $4.86 per share. The fair value of service options granted during 2013 was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 4 years, an expected volatility of 35%, a weighted average annual rate of quarterly dividends of 3.3% and a weighted average risk free interest rate of 0.73%.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service options	$0.8	$0.7	$2.2	$1.9
Exit options	0.3	1.9	2.3	7.0
KAR LLC profit interests	3.3	2.7	3.8	6.4
Axle LLC profit interests	8.0	2.3	8.5	5.6
Total	$12.4	$7.6	$16.8	$20.9
For the three and nine months ended September 30, 2013, approximately $0.7 million of the KAR LLC profit interest expense and approximately $6.1 million of the Axle LLC profit interest expense related to value units. There is no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. The total income tax benefit recognized in the consolidated statement of income for options was approximately $0.4 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively.
On March 1, 2013, the board of directors approved amendments to the outstanding exit options that previously vested based on a 90-day average closing price of the Company's common stock being above a stated dollar amount. Generally, such vesting terms were amended to require that the average closing price over a period of 90 trading days be greater than a specified dollar amount to instead requiring that the closing price be greater than the specified dollar amount over a period of 20 consecutive trading days. As a result of this change, effective on March 1, 2013, approximately 1.4 million of such exit options became vested. The incremental expense related to the modification was immaterial.
In May 2013, the vesting criteria for the third 25% of the exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan was met and as such, an additional 25% of the outstanding exit options became exercisable. In August 2013, the vesting criteria for the final 25% of the exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan was met and as such, the final 25% of the outstanding exit options became exercisable.
In August 2013, the vesting criteria for the second 25% of the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan was met and as such, an additional 25% of the outstanding exit options became exercisable.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$22.8	$19.2	$85.3	$69.1
Weighted average common shares outstanding	138.3	136.5	137.5	136.4
Effect of dilutive stock options	3.0	2.7	2.9	2.4
Weighted average common shares outstanding and potential common shares	141.3	139.2	140.4	138.8
Net income per share
Basic	$0.16	$0.14	$0.62	$0.51
Diluted	$0.16	$0.14	$0.61	$0.50
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share—diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.4 million options were excluded from the calculation of diluted net income per share for the three months ended September 30, 2012, and approximately 0.2 million and 0.8 million options were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2013 and 2012, respectively. Total options outstanding at September 30, 2013 and 2012 were 7.8 million and 9.7 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at September 30, 2013.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”).  The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $650 million to $800 million and extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. In the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with the amendment.
We also have an agreement for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. In June 2013, AFCI entered into the Second Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Canadian Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at September 30, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

The following table presents quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2013
	Principal Amount of:
			Net Credit Losses Three Months Ended September 30, 2013	Net Credit Losses Nine Months Ended September 30, 2013
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,065.6	$4.5	$1.7	$6.3
Other loans	8.4	—	—	—
Total receivables managed	$1,074.0	$4.5	$1.7	$6.3

	December 31, 2012
	Principal Amount of:
			Net Credit Losses Three Months Ended September 30, 2012	Net Credit Losses Nine Months Ended September 30, 2012
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$996.2	$3.8	$0.9	$5.4
Other loans	8.0	—	0.2	0.2
Total receivables managed	$1,004.2	$3.8	$1.1	$5.6
AFC's allowance for losses was $8.0 million at September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, $1,065.1 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $742.4 million and $713.3 million of obligations collateralized by finance receivables at September 30, 2013 and December 31, 2012, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2013, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	September 30, 2013	December 31, 2012
Term Loan B	Adjusted LIBOR	+ 2.75%	May 18, 2017	$1,775.3	$1,674.5
$250 million revolving credit facility	Adjusted LIBOR	+ 3.50%	May 18, 2016	—	—
Floating rate senior notes	LIBOR	+ 4.00%		—	150.0
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,775.3	1,824.5
Unamortized debt discount				(5.0)	(6.2)
Current portion of long-term debt				—	(43.7)
Long-term debt				$1,770.3	$1,774.6
Credit Facilities
In March 2013, we entered into the Second Amendment to the Credit Agreement. The amendment increased Term Loan B $150.0 million to $1.8 billion and decreased the interest rate on Term Loan B to Adjusted LIBOR plus 2.75% from Adjusted LIBOR plus 3.75%. In addition, the adjusted LIBOR rate floor decreased to 1.0% from 1.25%. The interest rate on Term Loan B was 3.75% at September 30, 2013. For the nine months ended September 30, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. The additional $150.0 million in proceeds received from Term Loan B were used to redeem the floating rate senior notes due 2014 on April 3, 2013. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes.
Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.2 million of Term Loan B in the first nine months of 2013. The prepayments were credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the debt prepayments, there are no further quarterly installments due until June 30, 2015.
There were no borrowings on the revolving credit facility at September 30, 2013 or December 31, 2012. However, we had related outstanding letters of credit in the aggregate amount of $23.6 million at September 30, 2013 and December 31, 2012, respectively, which reduce the amount available for borrowings under the credit facility. As of September 30, 2013, we were in compliance with the covenants in the Credit Agreement.
Fair Value of Debt
As of September 30, 2013, the estimated fair value of our long-term debt amounted to $1,777.5 million. The estimates of fair value are based on broker-dealer quotes for our debt as of September 30, 2013. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Note 7—Derivatives
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Currently, interest rate cap agreements are used to accomplish this objective. In August 2013, we purchased four interest rate caps for an aggregate amount of approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when three-month LIBOR exceeds 1.0%. The interest rate cap agreements each had an effective date of August 16, 2013 and each mature on August 16, 2015. The unamortized portion of the $2.2 million investment is recorded in “Other assets” on the consolidated balance sheet and is being amortized over the remaining life of the interest rate caps to interest expense. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.
Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

	Asset Derivatives
	September 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other assets	$1.4	Other assets	N/A
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments		2013	2012	2013	2012
Interest rate caps	Interest expense	$(0.8)	N/A	$(0.8)	N/A
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Note 9—Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Foreign currency translation gain	$25.4	$35.1
Unrealized loss on interest rate derivatives, net of tax	—	(0.2)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive income	$25.6	$35.1

Note 10—Fair Value Measurements
We apply ASC 820, Fair Value Measurements and Disclosures, to our financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities, such as models or other valuation methodologies.

•
Level 3 - Unobservable inputs that are based on our assumptions, are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions about how market participants would price the asset or liability.

The following tables summarize our financial assets measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate caps	$1.4	$—	$1.4	$—

Interest Rate Caps - Under the interest rate cap agreements purchased in August 2013, we receive interest on a notional amount when three-month LIBOR exceeds 1.0%. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Note 11—Related Party Transactions
At September 30, 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management held approximately 20.3% of our outstanding common stock directly or indirectly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. In March 2013, June 2013, August 2013 and September 2013, pursuant to the registration statement, KAR LLC sold 14,950,000; 17,250,000; 17,250,000; and 13,800,000, respectively, of its shares in KAR Auction Services. We incurred expenses of approximately $1.2 million related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$275.4	$198.8	$59.5	$—	$533.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	152.0	128.1	16.1	—	296.2
Selling, general and administrative	62.8	20.4	6.4	30.7	120.3
Depreciation and amortization	22.6	18.5	7.2	1.3	49.6
Total operating expenses	237.4	167.0	29.7	32.0	466.1
Operating profit (loss)	38.0	31.8	29.8	(32.0)	67.6
Interest expense	0.2	0.2	4.6	21.0	26.0
Other (income) expense, net	(0.6)	(0.2)	—	—	(0.8)
Intercompany expense (income)	14.8	9.6	(5.6)	(18.8)	—
Income (loss) before income taxes	23.6	22.2	30.8	(34.2)	42.4
Income taxes	9.1	8.4	12.0	(9.9)	19.6
Net income (loss)	$14.5	$13.8	$18.8	$(24.3)	$22.8
Assets	$2,328.7	$1,180.0	$1,531.4	$81.9	$5,122.0

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$257.0	$167.4	$50.5	$—	$474.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	147.2	106.0	10.9	—	264.1
Selling, general and administrative	61.6	14.8	5.0	20.9	102.3
Depreciation and amortization	23.5	17.1	5.7	0.5	46.8
Total operating expenses	232.3	137.9	21.6	21.4	413.2
Operating profit (loss)	24.7	29.5	28.9	(21.4)	61.7
Interest expense	0.2	0.3	3.8	25.6	29.9
Other (income) expense, net	(0.7)	(0.2)	—	(0.3)	(1.2)
Intercompany expense (income)	15.0	9.5	(4.6)	(19.9)	—
Income (loss) before income taxes	10.2	19.9	29.7	(26.8)	33.0
Income taxes	4.6	7.7	10.9	(9.4)	13.8
Net income (loss)	$5.6	$12.2	$18.8	$(17.4)	$19.2
Assets	$2,402.1	$1,164.5	$1,323.8	$35.6	$4,926.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2013 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$844.3	$623.2	$165.2	$—	$1,632.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	469.8	416.4	40.3	—	926.5
Selling, general and administrative	187.7	59.5	18.2	67.9	333.3
Depreciation and amortization	66.8	55.4	20.3	3.4	145.9
Total operating expenses	724.3	531.3	78.8	71.3	1,405.7
Operating profit (loss)	120.0	91.9	86.4	(71.3)	227.0
Interest expense	0.7	0.7	12.3	65.6	79.3
Other (income) expense, net	(2.0)	(0.5)	—	—	(2.5)
Loss on modification/extinguishment of debt	—	—	0.7	4.7	5.4
Intercompany expense (income)	45.6	28.8	(15.2)	(59.2)	—
Income (loss) before income taxes	75.7	62.9	88.6	(82.4)	144.8
Income taxes	28.2	23.6	34.2	(26.5)	59.5
Net income (loss)	$47.5	$39.3	$54.4	$(55.9)	$85.3

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$791.4	$534.1	$144.2	$—	$1,469.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	442.6	322.8	31.3	—	796.7
Selling, general and administrative	189.6	52.7	16.1	61.5	319.9
Depreciation and amortization	73.6	50.8	17.6	1.4	143.4
Total operating expenses	705.8	426.3	65.0	62.9	1,260.0
Operating profit (loss)	85.6	107.8	79.2	(62.9)	209.7
Interest expense	0.8	1.1	11.2	76.7	89.8
Other (income) expense, net	(1.8)	0.5	—	(0.3)	(1.6)
Intercompany expense (income)	45.2	28.7	(13.1)	(60.8)	—
Income (loss) before income taxes	41.4	77.5	81.1	(78.5)	121.5
Income taxes	19.5	30.8	29.8	(27.7)	52.4
Net income (loss)	$21.9	$46.7	$51.3	$(50.8)	$69.1

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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 66 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through its OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning, titling and other administrative services.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 163 salvage vehicle auction sites in the United States and Canada at September 30, 2013. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2013, AFC conducted business at 105 locations in the United States and Canada.

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions were 8.4 million, 7.7 million and 7.9 million in 2010, 2011 and 2012, respectively (excluding approximately 0.3 million used vehicles sold by OPENLANE in 2011 and 2012). The reduction in auction volumes since 2009, when industry volumes exceeded 9 million used vehicles sold, is attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors. This reduction was partially offset by an increase in dealer consignment units sold in 2010 and 2011. In 2012, overall auction volumes increased over 2011, as an increase in dealer consignment units more than offset the decline in institutional volume.
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

•
The previous decline in total new vehicle sales, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction.

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
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 14% for 2012, up from approximately 13% in 2011. There is no central reporting system that tracks the number of total loss vehicles in any given year which makes estimating industry volumes very difficult.
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
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has rebounded from approximately 36,000 dealers in 2009 to about 38,000 dealers in 2012. During this time, AFC's dealer base has grown from 9,745 dealers in 2009 to approximately 11,000 dealers in 2012 and loan transactions, which includes both loans paid off and loans curtailed, have grown from 799,421 in 2009 to 1,239,755 in 2012.

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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. In addition, in June 2013, AFC acquired a service contract business as part of its strategy to provide new services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at September 30, 2013.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2013	2012
Revenues
ADESA	$275.4	$257.0
IAA	198.8	167.4
AFC	59.5	50.5
Total revenues	533.7	474.9
Cost of services*	296.2	264.1
Gross profit*	237.5	210.8
Selling, general and administrative	120.3	102.3
Depreciation and amortization	49.6	46.8
Operating profit	67.6	61.7
Interest expense	26.0	29.9
Other income, net	(0.8)	(1.2)
Income before income taxes	42.4	33.0
Income taxes	19.6	13.8
Net income	$22.8	$19.2
Net income per share
Basic	$0.16	$0.14
Diluted	$0.16	$0.14
* Exclusive of depreciation and amortization
For the three months ended September 30, 2013, we had revenue of $533.7 million compared with revenue of $474.9 million for the three months ended September 30, 2012, an increase of 12%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.8 million, or 6%, to $49.6 million for the three months ended September 30, 2013, compared with $46.8 million for the three months ended September 30, 2012. The increase in depreciation and amortization resulted from assets placed in service during 2013.
Interest Expense
Interest expense decreased $3.9 million, or 13%, to $26.0 million for the three months ended September 30, 2013, compared with $29.9 million for the three months ended September 30, 2012. The decrease in interest expense was primarily due to the decrease in the interest rate on Term Loan B debt which was refinanced on March 12, 2013. The interest rate on Term Loan B debt was 3.75% at September 30, 2013 compared with an interest rate of 5% at September 30, 2012.
Other Income, Net
We had other income of $0.8 million for the three months ended September 30, 2013, compared with $1.2 million for the three months ended September 30, 2012. The change in other income was primarily representative of a decrease in foreign currency transaction gains.
Income Taxes
We had an effective tax rate of 46.2% for the three months ended September 30, 2013, compared with an effective tax rate of 41.8% for the three months ended September 30, 2012. Excluding the effect of the discrete items, our effective tax rate for the three months ended September 30, 2013 and 2012 would have been 41.6%. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the three months ended

September 30, 2013 and 2012 there was profit interest expense of $11.3 million and $5.0 million, respectively. Excluding the effect of the nondeductible profit interest expense on income before income taxes, the Company's income taxes for the three months ended September 30, 2013 and 2012 would have been 36.5% and 36.3% of income before income taxes, respectively.
ADESA Results

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
ADESA revenue	$275.4	$257.0
Cost of services*	152.0	147.2
Gross profit*	123.4	109.8
Selling, general and administrative	62.8	61.6
Depreciation and amortization	22.6	23.5
Operating profit	$38.0	$24.7

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $18.4 million, or 7%, to $275.4 million for the three months ended September 30, 2013, compared with $257.0 million for the three months ended September 30, 2012. The increase in revenue was primarily a result of a 13% increase in the number of vehicles sold, partially offset by a 5% decrease in revenue per vehicle sold to approximately $535 for the three months ended September 30, 2013, compared with approximately $565 for the three months ended September 30, 2012.
The total number of used vehicles sold at ADESA increased 13% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. The increase in volume sold was attributable to a 16% increase in institutional volume, including vehicles sold on our online only platform, as well as a 10% increase in dealer consignment units sold in the third quarter of 2013 compared with the third quarter of 2012. Online sales volumes for ADESA represented approximately 35% of the total vehicles sold in the third quarter of 2013, compared with approximately 28% in the third quarter of 2012. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent "online only" sales, which represent approximately half of ADESA's online sales volume.
Revenue per vehicle sold decreased 5% as a result of a decrease in the utilization of ancillary services as a result of more vehicles being sold online as well as the change in mix of vehicles towards more dealer consignment cars sold at physical auction locations. Vehicles sold online and dealer consignment cars utilize fewer ancillary services than institutional vehicles sold at physical auction locations. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 56.6% for the three months ended September 30, 2013, compared with 55.3% for the three months ended September 30, 2012. For the three months ended September 30, 2013, dealer consignment vehicles represented approximately 52% of used vehicles sold at ADESA physical auction locations, an increase from approximately 51% for the three months ended September 30, 2012.
Gross Profit
For the three months ended September 30, 2013, gross profit for ADESA increased $13.6 million, or 12%, to $123.4 million, compared with $109.8 million for the three months ended September 30, 2012. Gross profit for ADESA was 44.8% of revenue for the three months ended September 30, 2013, compared with 42.7% of revenue for the three months ended September 30, 2012. The increase in gross profit as a percentage of revenue for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, was primarily the result of the 7% increase in revenue. In addition, cost of services also benefited from the lower utilization of ancillary services as a result of increases in both vehicles sold online and dealer consignment cars.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $1.2 million, or 2%, to $62.8 million for the three months ended September 30, 2013, compared with $61.6 million for the three months ended September 30, 2012, primarily due to increases in incentive-based compensation and compensation expense, partially offset by a reduction in loss on the sale of idle property.
IAA Results

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
IAA revenue	$198.8	$167.4
Cost of services*	128.1	106.0
Gross profit*	70.7	61.4
Selling, general and administrative	20.4	14.8
Depreciation and amortization	18.5	17.1
Operating profit	$31.8	$29.5

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $31.4 million, or 19%, to $198.8 million for the three months ended September 30, 2013, compared with $167.4 million for the three months ended September 30, 2012. The increase in revenue was a result of an increase in vehicles sold of approximately 16% for the three months ended September 30, 2013, as well as increases in revenue per vehicle sold. IAA's total loss vehicle inventory has increased over 15% at September 30, 2013, as compared to September 30, 2012. Vehicles sold under purchase agreements were approximately 8% of total salvage vehicles sold for the three months ended September 30, 2013 and 2012. Online sales volumes for IAA for the three months ended September 30, 2013 and 2012 represented approximately half of the total vehicles sold by IAA.
Gross Profit
For the three months ended September 30, 2013, gross profit at IAA increased to $70.7 million, or 35.6% of revenue, compared with $61.4 million, or 36.7% of revenue, for the three months ended September 30, 2012. The gross profit increase was primarily the result of the increase in volume. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in expenses associated with volume increases, including transportation and labor related costs. An increase in the purchase price of vehicles sold under purchase agreements also contributed to the decrease in gross profit percentage, as the entire selling price of the vehicle is recorded as revenue and cost of services.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $5.6 million, or 38%, to $20.4 million for the three months ended September 30, 2013, compared with $14.8 million for the three months ended September 30, 2012. The increase in selling, general and administrative expenses was attributable to increases in incentive-based compensation expense and information technology costs.

AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2013	2012
AFC revenue
Interest and fee income	$53.4	$47.9
Other revenue	2.7	2.7
Provision for credit losses	(1.7)	(0.1)
Other service revenue	5.1	—
Total AFC revenue	59.5	50.5
Cost of services*	16.1	10.9
Gross profit*	43.4	39.6
Selling, general and administrative	6.4	5.0
Depreciation and amortization	7.2	5.7
Operating profit	$29.8	$28.9
Loan transactions	342,281	313,079
Revenue per loan transaction, excluding "Other service revenue"	$159	$161

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2013, AFC revenue increased $9.0 million, or 18%, to $59.5 million, compared with $50.5 million for the three months ended September 30, 2012. The increase in revenue was the result of a 9% increase in loan transactions and $5.1 million of "Other service revenue" generated by Preferred Warranties, Inc. (“PWI”), for the three months ended September 30, 2013, compared with the same period in 2012, partially offset by a 1% decrease in revenue per loan transaction for the three months ended September 30, 2013. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,074.0 million at September 30, 2013 from $938.5 million at September 30, 2012.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $2, or 1%, primarily as a result of an increase in the provision for credit losses, partially offset by increases in floorplan fee income, average loan values and average loan duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended September 30, 2013, gross profit for the AFC segment increased $3.8 million, or 10%, to $43.4 million, compared with $39.6 million for the three months ended September 30, 2012, primarily as a result of an 18% increase in revenue, partially offset by a 48% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as increases in compensation expense.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $1.4 million, or 28%, to $6.4 million, for the three months ended September 30, 2013, compared with $5.0 million for the three months ended September 30, 2012. The increase was primarily the result of expenses associated with PWI, as well as increases in compensation expense.

Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Selling, general and administrative	$30.7	$20.9
Depreciation and amortization	1.3	0.5
Operating loss	$(32.0)	$(21.4)
Selling, General and Administrative
For the three months ended September 30, 2013, selling, general and administrative expenses at the holding company increased $9.8 million, or 47%, to $30.7 million, compared with $20.9 million for the three months ended September 30, 2012, primarily as a result of an increase in stock-based compensation expense related to the KAR LLC and Axle LLC profit interests, as well as an increase in incentive-based compensation, compensation expense and other employee related expenses. For the three months ended September 30, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating and value units was $11.3 million, compared with $5.0 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, approximately $8.2 million was paid to the KAR LLC profit interest holders and approximately $14.2 million was paid to the Axle LLC profit interest holders. The cash received by the profit interest holders was paid by KAR LLC and Axle LLC. None of the Company's cash was used to pay the profit interest holders.
Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2013	2012
Revenues
ADESA	$844.3	$791.4
IAA	623.2	534.1
AFC	165.2	144.2
Total revenues	1,632.7	1,469.7
Cost of services*	926.5	796.7
Gross profit*	706.2	673.0
Selling, general and administrative	333.3	319.9
Depreciation and amortization	145.9	143.4
Operating profit	227.0	209.7
Interest expense	79.3	89.8
Other income, net	(2.5)	(1.6)
Loss on modification/extinguishment of debt	5.4	—
Income before income taxes	144.8	121.5
Income taxes	59.5	52.4
Net income	$85.3	$69.1
Net income per share
Basic	$0.62	$0.51
Diluted	$0.61	$0.50
* Exclusive of depreciation and amortization
For the nine months ended September 30, 2013, we had revenue of $1,632.7 million compared with revenue of $1,469.7 million for the nine months ended September 30, 2012, an increase of 11%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

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
In the first nine months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $29.7 million and cost of services of approximately $43.2 million. Overall, IAA incurred a pre-tax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles in the first nine months of 2013. This net loss has been excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses are net of auction services revenue realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area has resulted in a net loss on the sale of the Superstorm Sandy vehicles.
Depreciation and Amortization
Depreciation and amortization increased $2.5 million, or 2%, to $145.9 million for the nine months ended September 30, 2013, compared with $143.4 million for the nine months ended September 30, 2012. The increase in depreciation and amortization was due to an increase in depreciation resulting from certain assets placed in service over the last twelve months.
Interest Expense
Interest expense decreased $10.5 million, or 12%, to $79.3 million for the nine months ended September 30, 2013, compared with $89.8 million for the nine months ended September 30, 2012. The decrease in interest expense was primarily due to the decrease in the interest rate on Term Loan B debt which was refinanced on March 12, 2013. The interest rate on Term Loan B debt was 3.75% at September 30, 2013 compared with an interest rate of 5% at September 30, 2012.
Other Income, Net
We had other income of $2.5 million for the nine months ended September 30, 2013, compared with $1.6 million for the nine months ended September 30, 2012. The change in other income was primarily due to $1.0 million of contingent consideration that was recorded in the first nine months of 2012.
Loss on Modification/Extinguishment of Debt
In March 2013, we amended our Credit Agreement and have recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. Additionally, in April 2013, we prepaid the $150.0 million principal amount of the floating rate senior notes with proceeds received from refinancing Term Loan B as part of the Second Amendment to the Credit Agreement. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes. Finally, in the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.
Income Taxes
We had an effective tax rate of 41.1% for the nine months ended September 30, 2013, compared with an effective tax rate of 43.1% for the nine months ended September 30, 2012. Excluding the effect of the discrete items, our effective tax rate for the nine months ended September 30, 2013 and 2012 would have been 41.6%. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the nine months ended September 30, 2013 and 2012 there was profit interest expense of $12.3 million and $12.0 million, respectively. Excluding the effect of the nondeductible profit interest expense on income before income taxes, the Company's income taxes for the nine months ended September 30, 2013 and 2012 would have been 37.9% and 39.3% of income before income taxes, respectively.
ADESA Results

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
ADESA revenue	$844.3	$791.4
Cost of services*	469.8	442.6
Gross profit*	374.5	348.8
Selling, general and administrative	187.7	189.6
Depreciation and amortization	66.8	73.6
Operating profit	$120.0	$85.6

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $52.9 million, or 7%, to $844.3 million for the nine months ended September 30, 2013, compared with $791.4 million for the nine months ended September 30, 2012. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold, partially offset by a 2% decrease in revenue per vehicle sold to over $540 for the nine months ended September 30, 2013, compared with over $550 for the nine months ended September 30, 2012.
The total number of used vehicles sold at ADESA increased 9% for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012. The increase in volume sold was attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 7% increase in dealer consignment units sold in the first nine months of 2013 compared with the first nine months of 2012. Online sales volumes for ADESA represented approximately 35% of the total vehicles sold in the first nine months of 2013, compared with approximately 30% in the first nine months of 2012. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent "online only" sales, which represent approximately half of ADESA's online sales volume.
Revenue per vehicle sold decreased 2% as a result of a decrease in the utilization of ancillary services as a result of more vehicles being sold online as well as the change in mix of vehicles towards more dealer consignment cars sold at physical auction locations. Vehicles sold online and dealer consignment cars utilize fewer ancillary services than institutional vehicles sold at physical auction locations. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 58.3% for the nine months ended September 30, 2013, compared with 57.8% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, dealer consignment vehicles represented approximately 50% of used vehicles sold at ADESA physical auction locations, an increase from approximately 49% for the nine months ended September 30, 2012.

Gross Profit
For the nine months ended September 30, 2013, gross profit for ADESA increased $25.7 million, or 7%, to $374.5 million, compared with $348.8 million for the nine months ended September 30, 2012. Gross profit for ADESA was 44.4% of revenue for the nine months ended September 30, 2013, compared with 44.1% of revenue for the nine months ended September 30, 2012. The increase in gross profit percentage for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, was primarily the result of the 7% increase in revenue. In addition, cost of services also benefited from the lower utilization of ancillary services as a result of increases in both vehicles sold online and dealer consignment cars.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $1.9 million, or 1%, to $187.7 million for the nine months ended September 30, 2013, compared with $189.6 million for the nine months ended September 30, 2012, primarily due to decreases in non-cash stock-based compensation expense, bad debt expense and travel expenses, partially offset by increases in incentive-based compensation and compensation expense.
IAA Results

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
IAA revenue	$623.2	$534.1
Cost of services*	416.4	322.8
Gross profit*	206.8	211.3
Selling, general and administrative	59.5	52.7
Depreciation and amortization	55.4	50.8
Operating profit	$91.9	$107.8

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $89.1 million, or 17%, to $623.2 million for the nine months ended September 30, 2013, compared with $534.1 million for the nine months ended September 30, 2012. The increase in revenue was a result of an increase in vehicles sold of approximately 14% for the nine months ended September 30, 2013, as well as increases in revenue per vehicle sold. IAA's total loss vehicle inventory has increased over 15% at September 30, 2013, as compared to September 30, 2012. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the nine months ended September 30, 2013 and 2012. Online sales volumes for IAA for the nine months ended September 30, 2013 and 2012 represented approximately half of the total vehicles sold by IAA.
Gross Profit
For the nine months ended September 30, 2013, gross profit at IAA decreased to $206.8 million, or 33.2% of revenue, compared with $211.3 million, or 39.6% of revenue, for the nine months ended September 30, 2012. The gross profit decrease was primarily the result of the 29% increase in cost of services. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in expenses associated with processing total loss vehicles related to Superstorm Sandy, which included increases in towing costs, compensation expense, temporary rental property expense, travel expenses and miscellaneous yard and auction expenses, as well as increased costs associated with volume increases. An increase in the purchase price of vehicles sold under purchase agreements also contributed to the decrease in gross profit as a percentage of revenue, as the entire selling price of the vehicle is recorded as revenue and cost of services.
In the first nine months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $29.7 million and cost of services of approximately $43.2 million. Overall, for the nine months ended September 30, 2013, IAA incurred a pre-tax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross margin percentage for the first nine months of 2013 would have been 37.1% of revenue.

Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $6.8 million, or 13%, to $59.5 million for the nine months ended September 30, 2013, compared with $52.7 million for the nine months ended September 30, 2012. The increase in selling, general and administrative expenses was attributable to increases in incentive-based compensation expense and information technology costs.
AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2013	2012
AFC revenue
Interest and fee income	$156.5	$140.8
Other revenue	7.9	8.0
Provision for credit losses	(6.3)	(4.6)
Other service revenue	7.1	—
Total AFC revenue	165.2	144.2
Cost of services*	40.3	31.3
Gross profit*	124.9	112.9
Selling, general and administrative	18.2	16.1
Depreciation and amortization	20.3	17.6
Operating profit	$86.4	$79.2
Loan transactions	1,014,037	924,892
Revenue per loan transaction, excluding "Other service revenue"	$156	$156

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2013, AFC revenue increased $21.0 million, or 15%, to $165.2 million, compared with $144.2 million for the nine months ended September 30, 2012. The increase in revenue was the result of a 10% increase in loan transactions and $7.1 million of "Other service revenue" generated by Preferred Warranties, Inc. ("PWI"), for the nine months ended September 30, 2013, compared with the same period in 2012. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,074.0 million at September 30, 2013 from $938.5 million at September 30, 2012.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, was consistent with the prior year. An increase in the provision for credit losses was offset by increases in average loan values and average loan duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the nine months ended September 30, 2013, gross profit for the AFC segment increased $12.0 million, or 11%, to $124.9 million, compared with $112.9 million for the nine months ended September 30, 2012, primarily as a result of a 15% increase in revenue, partially offset by a 29% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as increases in compensation expense.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $2.1 million, or 13%, to $18.2 million, for the nine months ended September 30, 2013, compared with $16.1 million for the nine months ended September 30, 2012. The increase was primarily the result of expenses associated with PWI, as well as increases in professional fees and compensation expense, partially offset by decreases in stock-based compensation expense.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Selling, general and administrative	$67.9	$61.5
Depreciation and amortization	3.4	1.4
Operating loss	$(71.3)	$(62.9)
Selling, General and Administrative
For the nine months ended September 30, 2013, selling, general and administrative expenses at the holding company increased $6.4 million, or 10%, to $67.9 million, compared with $61.5 million for the nine months ended September 30, 2012, primarily as a result of an increase in incentive-based compensation and other employee related expenses. For the nine months ended September 30, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating and value units was $12.3 million, compared with $12.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, approximately $8.2 million was paid to the KAR LLC profit interest holders and approximately $17.0 million was paid to the Axle LLC profit interest holders. The cash received by the profit interest holders was paid by KAR LLC and Axle LLC. None of the Company's cash was used to pay the profit interest holders.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents	$196.0	$108.7	$163.7
Restricted cash	9.1	11.9	7.7
Working capital	363.1	294.5	319.4
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	318.4		238.0
* There were related outstanding letters of credit totaling approximately $23.6 million at September 30, 2013 and December 31, 2012, and $22.8 million at September 30, 2012, which reduced the amount available for borrowings under the credit facility.
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
Our available cash, which excludes cash in transit, was $124.8 million at September 30, 2013. Of this amount, approximately $29.6 million was held by foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
In March 2013, we entered into the Second Amendment to the Credit Agreement. The amendment increased Term Loan B $150.0 million to $1.8 billion and decreased the interest rate on Term Loan B to adjusted LIBOR plus 2.75% from adjusted LIBOR plus 3.75%. In addition, the adjusted LIBOR rate floor decreased to 1.0% from 1.25%. The interest rate on Term Loan B was 3.75% at September 30, 2013. For the nine months ended September 30, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. The additional $150.0 million in proceeds received from Term Loan B were used to redeem the floating rate senior notes due in 2014 on April 3, 2013. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the redemption of the floating rate senior notes.
Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.2 million of Term Loan B in the first nine months of 2013. The prepayments were credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the debt prepayments, there are no further quarterly installments due until June 30, 2015.
On September 30, 2013, $1,775.3 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $23.6 million at September 30, 2013, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of September 30, 2013. However, there were related letters of credit outstanding totaling approximately C$1.2 million at September 30, 2013, which reduce credit available under the Canadian line of credit.
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The senior secured leverage ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other noncash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or nonrecurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Beginning with the quarter ended December 31,

2012 the ratio could not exceed 4.0 to 1.0 and continues to decline throughout the remaining life of the Credit Facility until it reaches 2.5 to 1.0 at March 31, 2016. Our actual consolidated senior secured leverage ratio was 3.2 to 1.0 at September 30, 2013.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at September 30, 2013.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly owned, bankruptcy remote, consolidated, special purpose subsidiary (“AFC Funding Corporation”), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at September 30, 2013.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $650 million to $800 million and extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. In the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with the amendment.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s (“AFCI”) receivables. In June 2013, AFCI entered into the Second Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Canadian Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at September 30, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,074.0 million and $1,004.2 million at September 30, 2013 and December 31, 2012, respectively. AFC's allowance for losses was $8.0 million at September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, $1,065.1 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $742.4 million and $713.3 million of obligations collateralized by finance receivables at September 30, 2013 and December 31, 2012, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2013, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$14.5	$13.8	$18.8	$(24.3)	$22.8
Add back:
Income taxes	9.1	8.4	12.0	(9.9)	19.6
Interest expense, net of interest income	—	0.2	4.6	21.0	25.8
Depreciation and amortization	22.6	18.5	7.2	1.3	49.6
Intercompany interest	13.1	9.4	(5.6)	(16.9)	—
EBITDA	59.3	50.3	37.0	(28.8)	117.8
Adjustments per the Credit Agreement	4.6	—	(2.6)	10.8	12.8
Adjusted EBITDA	$63.9	$50.3	$34.4	$(18.0)	$130.6

	Three Months Ended September 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$5.6	$12.2	$18.8	$(17.4)	$19.2
Add back:
Income taxes	4.6	7.7	10.9	(9.4)	13.8
Interest expense, net of interest income	0.1	0.3	3.8	25.6	29.8
Depreciation and amortization	23.5	17.1	5.7	0.5	46.8
Intercompany interest	13.6	9.4	(4.6)	(18.4)	—
EBITDA	47.4	46.7	34.6	(19.1)	109.6
Adjustments per the Credit Agreement	7.0	(2.1)	(2.6)	5.4	7.7
Adjusted EBITDA	$54.4	$44.6	$32.0	$(13.7)	$117.3

	Nine Months Ended September 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$47.5	$39.3	$54.4	$(55.9)	$85.3
Add back:
Income taxes	28.2	23.6	34.2	(26.5)	59.5
Interest expense, net of interest income	0.4	0.7	12.3	65.6	79.0
Depreciation and amortization	66.8	55.4	20.3	3.4	145.9
Intercompany interest	39.8	28.4	(15.2)	(53.0)	—
EBITDA	182.7	147.4	106.0	(66.4)	369.7
Adjustments per the Credit Agreement	15.2	0.7	(7.1)	15.0	23.8
Superstorm Sandy	—	13.5	—	—	13.5
Adjusted EBITDA	$197.9	$161.6	$98.9	$(51.4)	$407.0

	Nine Months Ended September 30, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$21.9	$46.7	$51.3	$(50.8)	$69.1
Add back:
Income taxes	19.5	30.8	29.8	(27.7)	52.4
Interest expense, net of interest income	0.7	1.1	11.2	76.7	89.7
Depreciation and amortization	73.6	50.8	17.6	1.4	143.4
Intercompany interest	40.7	28.3	(13.1)	(55.9)	—
EBITDA	156.4	157.7	96.8	(56.3)	354.6
Adjustments per the Credit Agreement	21.0	0.7	(7.4)	11.4	25.7
Adjusted EBITDA	$177.4	$158.4	$89.4	$(44.9)	$380.3

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended September 30, 2013
(Dollars in millions)	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net income (loss)	$22.9	$29.1	$33.4	$22.8	$108.2
Add back:
Income taxes	7.2	17.0	22.9	19.6	66.7
Interest expense, net of interest income	29.4	28.7	24.5	25.8	108.4
Depreciation and amortization	46.8	47.3	49.0	49.6	192.7
EBITDA	106.3	122.1	129.8	117.8	476.0
Other adjustments per the Credit Agreement	4.7	6.1	3.1	2.9	16.8
Noncash charges	3.1	0.4	7.9	13.2	24.6
AFC interest expense	(3.3)	(3.2)	(3.3)	(3.3)	(13.1)
Superstorm Sandy	9.1	10.8	2.7	—	22.6
Adjusted EBITDA	$119.9	$136.2	$140.2	$130.6	$526.9

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Net cash provided by (used by):
Operating activities	$318.4	$238.0
Investing activities	(180.7)	(112.5)
Financing activities	(46.5)	(62.3)
Effect of exchange rate on cash	(3.9)	3.1
Net increase in cash and cash equivalents	$87.3	$66.3

Cash flow from operating activities was $318.4 million for the nine months ended September 30, 2013, compared with $238.0 million for the nine months ended September 30, 2012. The increase in operating cash flow was primarily attributable to:

•	increased profitability; and

•	the timing of collections and the disbursement of funds to consignors related to auctions held near period-ends.
Net cash used by investing activities was $180.7 million for the nine months ended September 30, 2013, compared with $112.5 million for the nine months ended September 30, 2012. The increase in net cash used by investing activities was primarily attributable to:

•
cash paid of $28.8 million for acquisitions, including PWI Holdings, Inc., in the first nine months of 2013, compared with $0.5 million for an acquisition in the first nine months of 2012 (see Notes to Consolidated Financial Statements - Note 2, Acquisitions);

•	an increase in finance receivables held for investment; and

•	an increase in capital expenditures of approximately $14.5 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below.
Net cash used by financing activities was $46.5 million for the nine months ended September 30, 2013, compared with $62.3 million for the nine months ended September 30, 2012. The decrease in net cash used by financing activities was primarily attributable to:

•	the repayment of the Company's revolving credit facility totaling $68.9 million in the first nine months of 2012;

•
the timing of book overdrafts, as there was an increase of $38.6 million for the nine months ended September 30, 2013, compared with an increase of $10.8 million for the nine months ended September 30, 2012. Book overdrafts relate to the timing of payments to consignors of vehicles;

•	an increase in the issuance of common stock under stock plans; and

•	an increase in obligations collateralized by finance receivables;
partially offset by:

•	$52.2 million in dividend payments in 2013, compared with none in 2012;

•
a net increase in debt activity for the nine months ended September 30, 2013 due to payments on long-term debt of $49.2 million, compared with payments on long-term debt of $12.8 million for the nine months ended September 30, 2012; and

•	payments of $26.0 million for debt issuance costs in 2013.

Capital Expenditures
Capital expenditures for the nine months ended September 30, 2013 and 2012 approximated $75.3 million and $60.8 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $95 million for fiscal year 2013, compared with $102.0 million for the year ended December 31, 2012. Anticipated capital expenditures are primarily attributable to ongoing information system projects, integration of OPENLANE and ADESA information systems, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion and relocation of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.25 per share in 2014 using cash flow from operations, representing an annualized dividend of $1.00 per share. The following dividend information has been released in 2013:

•	On February 20, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on April 4, 2013, to stockholders of record at the close of business on March 25, 2013.

•	On May 1, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on July 3, 2013, to stockholders of record at the close of business on June 24, 2013.

•	On August 6, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on October 3, 2013, to stockholders of record at the close of business on September 24, 2013.

•	On November 5, 2013, the board of directors announced a cash dividend of $0.25 per share payable on January 3, 2014, to stockholders of record at the close of business on December 20, 2013.
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
The purchase price of PWI Holdings, Inc., net of cash, was approximately $27.3 million. The acquired assets and liabilities were recorded based upon fair values, including $26.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $22.7 million which is not expected to be deductible for tax purposes. The goodwill is recorded in the AFC reportable segment. The financial impact of this acquisition was immaterial to the Company's statement of income for the three and nine months ended September 30, 2013.

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

•	In April 2013, we made an excess cash flow payment of $39.4 million on Term Loan B; and

•	In April, May and July 2013, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.2 million of Tern Loan B.
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
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which includes audited financial statements.
New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740)- Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides clarification on the presentation of unrecognized tax benefits and better reflects the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The new guidance is effective for reporting periods beginning after December 15, 2013. We do not expect the adoption of ASU 2013-11 will have a material impact on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company's adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.6 million and $0.8 million for the three and nine months ended September 30, 2013. Currency exposure of our Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate cap agreements to manage our exposure to interest rate changes. We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income.
In August 2013, we purchased four interest rate caps for approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when three-month LIBOR exceeds 1.0%. The interest rate cap agreements cap three-month LIBOR at 1.0%, have an effective date of August 16, 2013 and mature on August 16, 2015.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates for the three and nine months ended September 30, 2013 would have resulted in an increase in interest expense of approximately $4.4 million and $10.8 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
Investing in our Company involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, before deciding to invest in our Company. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.

Risks Related to Our Business

Decreases in the supply of used vehicles coming to auction have impacted and may continue to impact auction sales volumes, which may adversely affect our revenues and profitability.

The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. If manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry would decline. Based on our estimates, off-lease vehicles available at auction for the industry declined slightly in 2010 and declined by over 40% in 2011, reflecting declines in lease origination volume and new vehicle sales approximately three years earlier during the global economic downturn and credit crisis. If the supply of off-lease vehicles coming to auction declines, our revenues and profitability may be adversely affected. Our expectation is that the decline in off-lease vehicles will continue to impact Canada, where we have a significant auction market presence.

Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders; therefore, we may not be able to accurately predict the volume of vehicles coming to auction. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction.

In 2009, the auction industry sales volume was over 9 million units. However, auction sales volumes declined to approximately 7.7 million units in 2011 and 7.9 million units in 2012 (excluding approximately 0.3 million units sold by OPENLANE in 2011 and 2012). We believe that auction sales volumes will recover over the next several years, and we estimate volumes to reach over 9 million units by 2015, including OPENLANE volumes. We believe that an increase in the volume of off-lease and repossessed vehicles, among others, that are remarketed through whole car auctions are a significant contributor to this growth, and our performance could be adversely impacted if volumes do not increase and we are not able to reduce our costs permanently to compensate for the lower industry auction volumes.

Adverse economic conditions may negatively affect our business and results of operations.

Future adverse economic conditions could increase our exposure to several risks, including:

•
Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. During the past global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles received at auction in the future and could lead to reduced program vehicles and rental fleet sales, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

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

•
Decrease in consumer spending. Consumer purchases of new and used vehicles may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending. To the extent retail demand for new and used vehicles decreases, negatively impacting our auction volumes, our results of operations and financial position could be materially and adversely affected.

•
Volatility in the asset-backed securities market. Volatility and disruption in the asset-backed commercial paper market could lead to a narrowing of interest rate spreads at AFC in certain periods. In addition, any volatility and disruption has affected, and could affect, AFC’s cost of financing related to its securitization facility.

•
Increased counterparty credit risk. Any market deterioration could increase the risk of the failure of financial institutions party to our Credit Agreement and other counterparties with which we do business to honor their obligations to us. Our ability to replace any such obligations on the same or similar terms may be limited if challenging credit and general economic conditions exist.

•
Ability to service and refinance indebtedness. Uncertainty in the financial markets may negatively affect our ability to service our existing debt, access additional financing or to refinance our existing indebtedness on favorable terms or at all. If economic weakness exists, it may affect our cash flow from operations and results of operations, which may affect our ability to service payment obligations on our debt or to comply with our debt covenants.

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

We face significant competition and may not successfully adapt to industry changes, which may adversely affect our business and results of operations.

We face significant competition for the supply of used and salvage vehicles, the buyers of those vehicles and the floorplan financing of these vehicles. Our principal sources of competition historically have come from: (1) direct competitors (e.g., Manheim, Copart and NextGear Capital), (2) new entrants, including new vehicle remarketing venues and dealer financing services, and (3) existing alternative vehicle remarketing venues. Due to the increasing use of the Internet and other technology as marketing and distribution channels, we also face increasing competition from online wholesale and retail vehicle selling platforms (generally without any meaningful physical presence) and from our own customers when they sell directly to end users through such platforms rather than remarket vehicles through our auctions and other channels. Increased competition could result in price reductions, reduced margins or loss of market share.

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. One potentially adverse trend would be a market shift towards the simultaneous listing of vehicles on multiple online sales platforms. Were such trend to take hold, the vehicle remarketing industry's economics could change. For example, we might need to incur additional costs or otherwise alter our business model to adapt to these changes. In such case, the volume of vehicles supplied to us and our overall revenues and fees per vehicle sold could decrease. We are discussing with one or more other auction houses and industry participants the development of a multiple platform listing system. Any such collaboration may be unsuccessful.

Some of our competitors may have greater financial and marketing resources than we do, may be able to respond more quickly to evolving industry dynamics and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of new or emerging services and technologies. If we are unable to compete successfully or to successfully adapt to industry changes, our business, revenues and profitability could be materially adversely affected.

ADESA currently competes with online wholesale and retail vehicle selling platforms, including OVE.com (affiliated with Manheim), SmartAuction, eBay Motors and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold at our auctions decreases due to these competitors or other industry changes such as the use of a multiple platform listing system, our revenue and profitability may be negatively impacted.

In our salvage auction business, potential competitors include used vehicle auctions, providers of claims software to insurance companies and certain salvage buyer groups and automobile insurance companies, some of which currently supply salvage vehicles to us. Insurance companies may in the future decide to dispose of their salvage vehicles directly to end users, which would negatively affect our volumes, revenue and profitability.

ADESA and IAA's agreements with its largest institutional suppliers of used and salvage vehicles are generally subject to cancellation by either party upon 30 to 90 days' notice. In addition, it is common that institutional suppliers regularly review their relationships with whole car and salvage auctions through written requests for proposals. Such suppliers may from time to time require us to make changes to the way we do business as part of the request for proposal process. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all, and our ability to grow and sustain profitability could be impaired.

Fluctuations in the supply of and demand for salvage vehicles impact auction sales volumes, which may adversely affect our revenues and profitability.

We are dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, a decrease in the percentage of claims resulting in a total loss, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of key insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. If the supply of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

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

If we are unable to successfully acquire and integrate other businesses, our growth prospects could be adversely affected.

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

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through internet initiatives, using excess cash flow to reduce debt, leveraging AFC’s products and services at ADESA and IAA and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash flows from operations (we generated $290.2 million and $305.8 million of cash flow from operations for the years ended December 31, 2012 and 2011, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

Changes in interest rates or market conditions could adversely impact the profitability and business of AFC.

Rising interest rates may have the effect of depressing the sales of used vehicles because many consumers finance their vehicle purchases. In addition, AFC securitizes a majority of its finance receivables on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the United States or Canada can impact AFC’s cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization facility, which could negatively affect AFC’s business and our financial condition and operations.

In addition, AFC typically assesses its U.S. dealer customers with an interest rate comprised of a minimum prime rate of 5% plus an interest spread. The U.S. prime rate was 3.25% at September 30, 2013. Any increase above 3.25% up to 5% will likely compress AFC’s margins as the variable cost of securitizing receivables will rise without a corresponding increase in the financing rate AFC charges to its U.S. dealer customers.

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

Extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires, floods, terrorist attacks or war, may adversely affect the overall economic environment, the markets in which we compete, our operations and profitability. These events may impact our physical auction facilities, causing a material increase in costs, or delays or cancellation of auction sales, which could have a material adverse impact on our revenues and profitability. In some instances, for example with the severe storm in October 2012, known as “Superstorm Sandy,” these events may result in a sharp influx in the available supply of salvage vehicles and there can be no assurance that our salvage auction business will have sufficient resources to handle such extreme increases in supply. Our failure to meet our customers’ demands in such situations could negatively affect our relationships with such customers and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, salvage revenues generated as a result of the total loss of vehicles associated with such a catastrophe are typically recognized subsequent to the incurrence of incremental costs and such revenues may not be sufficient to offset the costs incurred.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 15% and 16% of our revenues were attributable to our Canadian operations for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

Federal and state environmental authorities are currently investigating IAA’s role in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAA’s potential liability at this site cannot be estimated at this time. See Item 1, “Legal Proceedings” for a further discussion of this matter.

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of September 30, 2013, our total debt was approximately $1.8 billion, exclusive of liabilities related to our securitization facilities, and we had $250.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $23.6 million at September 30, 2013, which reduce the amount available for borrowings under the credit facilities.

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

In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, suspend or eliminate dividends, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreement governing our Credit Facility on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.

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

The agreement governing our Credit Facility contains, and future debt instruments may contain, various provisions that limit our ability and the ability of our subsidiaries, including ADESA and IAA, to, among other things:

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

We are also subject from time to time to a variety of legal actions relating to our current and past business operations, including litigation relating to employment-related issues, the environment and insurance claims. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under various laws. In addition, we could incur substantial costs in defending ourselves or in asserting our rights in such actions. The costs and other effects of pending litigation and administrative actions against us cannot be determined with certainty. Although we currently believe that no such proceedings will have a material adverse effect, there can be no assurance that the outcome of such proceedings will be as expected.

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

Currently, none of our employees participate in collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. The U.S. Congress could pass labor legislation, such as the proposed Employee Free Choice Act, or the “EFCA,” (also called “card-check legislation”) that could adversely affect our operations. The EFCA would make it significantly easier for union organizing drives to be successful-for example, by eliminating employees’ absolute right to a secret ballot vote in union elections-and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement. Such an arbitrated initial contract could include pay, benefit and work rules that could adversely affect our profitability and operational flexibility.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	results of operations that are below our announced guidance or below securities analysts’ or consensus estimates or expectations;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;

•	investors’ general perception of us and our industry;

•	changes in general economic and market conditions in North America;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

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

At October 31, 2013, there were 138,830,992 shares of our common stock outstanding. Of our issued and outstanding shares, all of the common stock is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the “Securities Act.” Pursuant to a registration rights agreement entered into in connection with the 2007 Transactions, KAR LLC caused us to file a registration statement under the Securities Act, covering resales of all shares of our common stock held by KAR LLC. Approximately 20% of our outstanding common stock is held indirectly by affiliates of the Equity Sponsors, other equity co-investors and members of our management. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on the holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if KAR LLC exercises its registration rights, the market price of our stock could decline if KAR LLC sells the restricted shares or is perceived by the market as intending to sell them. See the section “Certain Relationships and Related Transactions, and Director Independence” in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

•
authorizing vacancies on our board of directors to be filled only by a vote of the majority of the directors then in office and specifically denying our stockholders the right to fill vacancies in the board;

•
authorizing the removal of directors only for cause and only upon the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote for the election of directors; and

•	prohibiting stockholder action by written consent.

These provisions apply even if an offer may be considered beneficial by some stockholders.

The Equity Sponsors have significant influence over us, including significant influence over decisions that require the approval of shareholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

Affiliates of the Equity Sponsors, other equity co-investors and management indirectly own approximately 20% of our common stock. As a result, affiliates of the Equity Sponsors have significant influence over our decisions to enter into any corporate transaction and the ability to prevent any transaction that requires shareholder approval regardless of whether others believe that the transaction is in our best interests.

We have entered into a director designation agreement that provides for the rights of KAR LLC directly, and the Equity Sponsors indirectly, to nominate designees to our board of directors. See the section “Certain Relationships and Related Transactions, and Director Independence” in Part III, Item 13 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The Equity Sponsors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Equity Sponsors may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Equity Sponsors, or other funds controlled by or associated with the Equity Sponsors, continue to indirectly own a significant amount of our outstanding common stock, the Equity Sponsors will continue to be able to strongly influence or effectively control our decisions. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We are not required to declare cash dividends on our common stock. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC’s securitization facilities, capital requirements and other factors that our board of directors deems relevant. Therefore, no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

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

KAR Auction Services, Inc.
(Registrant)

Date: November 5, 2013	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009
3.2		Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009
4.1		Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008
4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009
10.1a		Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011
10.1b		First Amendment to Credit Agreement, dated as of November 29, 2012, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	11/30/2012
10.1c		Second Amendment to Credit Agreement, dated as of March 12, 2013, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	3/13/2013
10.1d		Incremental Term Loan Agreement No. 1, dated as of March 12, 2013, among the Incremental Term Loan Lenders, KAR Auction Services, Inc., the other Loan Parties hereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.2	3/13/2013
10.2		Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011
10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011
10.4	*	Letter Agreement, dated February 24, 2010, between KAR LLC and Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	10-K	001-34568	10.5	2/25/2010

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009
10.6a	*	Form of Conversion Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek, Scott P. Pettit, John Kett, John Nordin and Sidney Kerley	S-4	333-148847	10.10	1/25/2008
10.6b	*	Form of Amendment to Conversion Stock Option Agreement, dated October 30, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	S-4	333-148847	10.11	1/25/2008
10.6c	*	Form of Amendment to Conversion Stock Option Agreements, dated February 19, 2009, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and each of Thomas C. O'Brien, David R. Montgomery, Donald J. Hermanek and Scott P. Pettit	10-K	333-148847	10.10	3/11/2009
10.7	*	Form of Rollover Stock Option Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-4	333-148847	10.12	1/25/2008
10.8	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009
10.9	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.10	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008
10.11a	*	Letter Agreement dated December 3, 2008, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.15	2/25/2010
10.11b	*	Amendment to Offer Letter dated December 20, 2012, between Automotive Finance Corporation and Donald S. Gottwald	10-K	001-34568	10.11b	2/22/2013
10.12a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008
10.12b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009
10.13	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012
10.14a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012
10.14c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012
10.14d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012
10.15a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009
10.15b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008
10.15c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008
10.16	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009
10.17a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008
10.17b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008
10.17c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008
10.17d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008
10.17e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012
10.17f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012
10.18	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013
10.19	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

Exhibit No.		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008
10.20b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008
10.21a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008
10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008
10.22a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008
10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008
10.23a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008
10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008
10.24a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008
10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008
10.25a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008
10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008
10.26a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008
10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008
10.27a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

Exhibit No.			Incorporated by Reference				Filed Herewith
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008
10.28		Director Designation Agreement, dated December 10, 2009, among KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and KAR Holdings II, LLC	10-K	001-34568	10.34	2/24/2011
10.29	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended April 19, 2013	10-Q	001-34568	10.29	5/2/2013
10.30a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009
10.30b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010
10.30c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010
10.31	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010
10.32	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010
10.33	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009
10.34	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009
10.35		Agreement and Plan of Merger dated as of August 15, 2011 by and among ADESA, Inc., Riley Acquisition, Inc., KAR Auction Services, Inc., OPENLANE, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	8/15/2011
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	**	XBRL Instance Document					X
101.SCH	**	XBRL Taxonomy Extension Schema					X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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