Form 10-K
period 2013-12-31
KAR Auction Services, Inc.
filed 2014-02-19
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $1,780,435,195 at June 30, 2013.
As of February 7, 2014, 139,170,099 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2013.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. (formerly known as KAR Holdings, Inc.) and all of its subsidiaries;

•
"2007 Transactions" refers to the following events: On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007. Concurrently with the merger, IAA was contributed by affiliates of Kelso & Company and Parthenon Capital and IAA's management to KAR Auction Services. Both ADESA and IAA became wholly-owned subsidiaries of KAR Auction Services, which was wholly-owned by KAR LLC prior to the initial public offering. KAR Auction Services is the accounting acquirer, and the assets and liabilities of both ADESA and IAA were recorded at fair value as of April 20, 2007;

•
"ADESA" refers, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including OPENLANE, Inc. (together with OPENLANE, Inc.'s subsidiaries, "OPENLANE");

•
"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;

•	"ALLETE" refers to ALLETE, Inc. the former parent company of ADESA;

•	"AutoVIN" refers to AutoVIN, Inc., our wholly-owned subsidiary;

•	"Axle LLC" refers to Axle Holdings, II, LLC, the former ultimate parent company of IAA and a holder of common equity interests in KAR LLC;

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

•
"floating senior notes" refers to KAR Auction Services' Floating Rate Senior Notes due May 1, 2014. In April 2013, we prepaid the $150.0 million aggregate principal amount outstanding on the floating rate senior notes;

•	"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries;

•	"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries;

•	"KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors, other equity co-investors and management of the Company;

•	"notes" refers, collectively, to our senior notes and senior subordinated notes;

•	"senior notes" refers, collectively, to the fixed senior notes and floating senior notes; and

•
"senior subordinated notes" refers to KAR Auction Services' 10% Senior Subordinated Notes due May 1, 2015. In June 2011, we prepaid the $131.1 million aggregate principal amount outstanding on the senior subordinated notes.

PART I
Item 1.    Business
Overview
We are a leading provider of vehicle auction services in North America. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 229 physical auction locations at December 31, 2013, and multiple proprietary Internet venues. In 2013, we facilitated the sale of approximately 3.7 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold at our auctions.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, used vehicle dealers and vehicle manufacturers and their captive finance companies to franchised and independent used vehicle dealers. In 2011, we acquired OPENLANE, the premier upstream platform focused on private label auction sales for automobile original equipment manufacturers, or OEMs, and their captive finance companies. Through ADESA.com, powered by OPENLANE technology, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. IAA, our salvage auction services business, is one of the two largest providers of salvage auction services in North America. Vehicles at our salvage auctions are typically damaged or low-value vehicles that are predominantly sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental car companies to licensed dismantlers, rebuilders, scrap dealers or qualified public buyers. An important component of ADESA's and IAA's services to their buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC.
At December 31, 2013, we had a network of 65 whole car auction locations and 164 salvage auction locations. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.
Our Corporate History
KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in April 2007 upon the consummation of the 2007 Transactions. On November 3, 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE purchased a majority of its outstanding equity interests. In June 2004, ALLETE sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders in September 2004. ADESA was acquired by the Company in April 2007. IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by affiliates of Kelso & Company and Parthenon Capital in 2005. Affiliates of Kelso & Company and Parthenon Capital and certain members of IAA management contributed IAA to KAR Auction Services in connection with the 2007 Transactions. In a series of transactions between December 2012 and November 2013, the Equity Sponsors sold all of their common stock in secondary offerings.
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

Whole Car Auction Industry Volumes
During the period from 1999 to 2009, approximately 9 to 10 million used vehicles per year were sold in North America through whole car auctions. Whole car auction volumes, including online only volumes, were 8.0 million, 8.2 million and an estimated 8.7 million in 2011, 2012 and 2013, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2013 have not yet been released; however, we estimate that used vehicle auction volumes in North America in 2013 will be approximately 8.7 million vehicles (including approximately 0.4 million vehicles sold online by ADESA prior to reaching a physical auction). The reduction in auction volumes since 2009 is attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. We expect the industry to experience an increase in whole car auction volumes in 2014 as a result of increasing new vehicle sales and lease originations since 2009, as well as improving credit availability.
Salvage Auction Industry Volumes
We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, the age of the vehicle fleet on the road, miles driven, weather and the complexity of vehicles in operation. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. In addition, the utilization of recycled parts from salvage vehicles by the collision repair industry continues to increase as the quality of these parts gains wider acceptance and insurance companies attempt to reduce their repair claim costs. We believe that salvage volumes will continue to grow over time as the salvage auction industry expands.
Consolidated Whole Car and Salvage Auction Markets
The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 24% of the North American whole car auction market. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, Inc., together representing over 80% of the market.
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
Our Business Strategy
We continue to focus on growing our revenues and profitability through the execution of the following key operating strategies:
Expand Opportunities for Customers to Buy and Sell Online
We are focused on enhancing our Internet solutions in all of the key channels we operate in, and we will continue to invest in our technology platforms to capitalize on new opportunities and attract new customers. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. We acquired OPENLANE in order to better capitalize on the increasing use of the Internet as a means to purchase wholesale vehicles. Through its OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions throughout the United States and Canada. IAA is the only national salvage auction company that offers buyers both live and Internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling), online solutions to offer vehicles for sale while in transit to auction locations (midstream selling) and broadcasting video and audio of the physical auctions to online bidders (simulcast).

Grow Our Dealer Consignment Business
The dealer consignment business is a highly local market-specific business that requires local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of their local market. We have augmented our local auction teams with the addition of corporate-level resources focused on growing the number of dealer vehicles sold at our physical and online auctions. The corporate team assists the local sales representatives in developing and implementing standard best practices for building and maintaining relationships with dealers to increase our market share. Our sales representatives also utilize proprietary technology solutions to maintain and grow the dealer consignment business by strategically matching the supply of vehicles with prospective buyers at auction. We believe this combination of a standard centralized approach with decentralized resources close to large populations of dealers will enhance our relationships with the dealer community and increase dealer volumes at our whole car auctions. On a same store basis, our dealer consignment sales volumes were up approximately 8% and 11% for the twelve months ended December 31, 2013 and 2012, respectively, compared with the same periods in prior years.
Continue to Grow Revenue per Vehicle
From 2009 through 2013, our whole car and salvage revenue per vehicle sold at our physical auction sites grew at compound annual growth rates of 3.0% and 4.7%, respectively. Revenue per vehicle generally consists of auction fees and fees from ancillary services. Increased utilization of ancillary services, selective fee increases, higher used vehicle prices and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. We plan to grow revenue by increasing customer utilization of these existing products and by enhancing our core auction services.
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
Grow Our Non-Insurance Salvage Auction Customer Base
More than 12 million vehicles are de-registered annually, but only approximately 4 million are sold through salvage auctions, mostly by automobile insurance companies. In order to capture a greater portion of the total unit volume, we are increasingly focused on growing our vehicle supplier base, with a particular focus on non-insurance company customers, which includes charitable organizations, rental car, captive finance and fleet companies, as well as the general public. ADESA's strong customer relationships with used vehicle dealers as well as rental car, captive finance and fleet companies provide an advantage in accessing such segments, as these customers already use ADESA's whole car auction services.
Continue to Improve Operating Efficiency
We continue to focus on reducing costs by optimizing efficiency at each of our auction locations and consolidating certain management functions. Since 2007, a number of initiatives have been implemented, which have streamlined operations and improved operating efficiencies. As part of these initiatives, we introduced a management operating system to actively monitor and manage staffing levels and, as a result, have realized additional labor efficiency gains. Additional efficiencies have been gained through two of our wholly-owned subsidiaries, AuctionTrac, a vehicle tracking system at ADESA, and CarsArrive, an Internet-based system that allows customers to review instantly price quotes, delivery times, available transportation loads and also to receive instant notification of available shipments. In 2013, ADESA acquired High Tech Locksmiths ("HTL") and will integrate ADESA's key-cutting services, one of the many ancillary services provided by ADESA, with HTL.
Use Excess Cash Flow to Invest in Strategic Growth Initiatives, Return Capital to Shareholders and Reduce Debt
We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low levels of capital expenditures and limited working capital requirements. Management plans to utilize excess cash generated by the business to invest in strategic growth initiatives, return capital to shareholders and for debt reduction for the foreseeable future. We generated $434.0 million and $290.2 million of cash flow from operations for the twelve months ended December 31, 2013 and 2012, respectively. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support growth initiatives.

On April 4, 2013, July 3, 2013 and October 3, 2013, we paid a cash dividend of $0.19 per share to stockholders of record at the close of business on March 25, 2013, June 24, 2013 and September 24, 2013, respectively. On January 3, 2014, we paid a cash dividend of $0.25 per share to stockholders of record at the close of business on December 20, 2013. On February 18, 2014, we announced that our board of directors declared a cash dividend of $0.25 per share payable on April 3, 2014 to stockholders of record at the close of business on March 26, 2014.
In April 2013, we made an excess cash flow payment of $39.4 million on our senior secured term loan facility, or Term Loan B, and prepaid the entire $150.0 million principal amount of the floating rate senior notes due 2014 with the additional proceeds received as part of the Second Amendment to the Credit Agreement.
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
Increase Our International Presence
In both our whole car and salvage vehicle businesses, we have experience managing a global buyer base with relationships in over 100 countries. We believe we are well positioned to grow internationally through both technology-based and physical auction expansion. We continue to identify opportunities to expand certain of our service offerings globally and specifically plan to extend our technology. We expect that our ability to efficiently layer in our product and technology licensing will allow us to enter other mature auction markets.
Our Business Segments
We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2013 were distributed as follows: ADESA 52%, IAA 38% and AFC 10%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2013, 2012 and 2011 are presented in the tables in Note 20, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.
ADESA
Overview
We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our international customer base through online auctions and auction facilities that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Our online service offerings include ADESA.com, LiveBlock and DealerBlock and allow us to offer vehicles for sale from any location.
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
We offer both online and physical auctions as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We quickly transfer the vehicles and ownership to the buyer and the net funds to the seller. Vehicles are typically offered for sale at the physical auctions on at least a weekly basis at most locations and the auctions are simulcast over the Internet with streaming audio and video (LiveBlock) so that remote bidders can participate via our online capabilities. Our online auctions (DealerBlock) function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at buy now prices or in auctions that last for a few hours, days or even weeks. We also provide customized "private label" selling systems (including buy now functionality as well as online auctions) for our customers, primarily utilizing technology acquired with the purchase of OPENLANE.
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
Customers
Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "institutional customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). For the year ended December 31, 2013, no single supplier accounted for more than 5% of ADESA's revenues.
Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2013, no single buyer accounted for more than 2% of ADESA's revenues.
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

Transportation Services
We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through our subsidiary, CarsArrive and its Internet-based system which provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. The same system is utilized at our whole car auction locations.

Reconditioning Services	Our auctions provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair.

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
We have local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of local markets. These local representatives focus on the dealer segment and are complemented by local telesales representatives and are managed by a corporate-level team focused on developing and implementing standard best practices. We believe this combination of a centralized structure with decentralized resources enhances relationships with the dealer community and may further increase dealer consignment business at our auctions.
Through our ADESA Analytical Services department, we also provide market analysis to our customers, as they use analytical techniques in making their remarketing decisions.
Online Solutions
Our current ADESA online solutions include:

Proprietary ADESA Technology	Description
ADESA.com and ADESA DealerBlock®
This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at physical auction locations and is powered by the technology we acquired from OPENLANE in 2011. We also utilize this platform to provide upstream and midstream selling capabilities for our consignors, which facilitate the sale of vehicles prior to their arrival at a physical auction site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems.

ADESA LiveBlock®
Our live auction Internet bidding solution, ADESA LiveBlock®, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. ADESA LiveBlock™ provides real-time streaming audio and video from the live auction and still images of vehicles and other data. Buyers inspect and evaluate the vehicle and listen to the live call of the auctioneer while viewing the physical auction that is underway.

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
IAA
Overview
As one of the leading providers of salvage vehicle auctions and related services in North America, we operate as Insurance Auto Auctions ("IAA") in the United States and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the remarketing of vehicles for a variety of sellers including insurance companies, dealerships, rental car companies, fleet lease companies and charitable organizations. Our auctions provide buyers from around the globe with the salvage vehicles they need to fulfill their scrap demand, replacement part inventory or vehicle rebuild requirements. Fees for our services are earned from both sellers and buyers of salvage vehicles.
We process salvage vehicles primarily on a consignment basis. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, which continue to own the vehicle until it is sold to buyers at auction. Other services available to vehicle sellers, for which fees may be charged, include towing, title processing, marketing and other administrative services. Under all methods of sale, we also charge the buyer of each vehicle fees based on a tiered structure that increases with the sale price of the vehicle as well as fixed fees for other services.
Auctions are typically held weekly at most locations. Vehicles are marketed at each respective auction site to live bidders as well as via an online auction list, allowing prospective bidders to preview and bid on vehicles prior to the actual auction event. IAA's Auction Center feature provides Internet buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search for specific vehicles within the auction system and special "Flood" or other catastrophe auction notifications. Higher prices at auction are generally driven by broader market exposure and increased competitive bidding. Our mobile device applications provide great flexibility for buyers to interact with our auctions. In 2013, we further enhanced these mobile applications with payment features allowing buyers to pay for their vehicles virtually anywhere. Our mobile applications are designed for the latest handheld devices, including Apple and Android, and are optimized for the most recent operating systems.
Online tools have also been developed to assist consignors in remarketing their vehicles and establishing salvage vehicle values. In 2013, we launched the IAA Market Value tool app via our CSAToday salvage management platform. The Market Value tool app allows customers to estimate the value of their vehicle anytime, anywhere. Through IAA's auction model, vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe the capability of the auction models maximizes auction proceeds and returns to our customers. First, the physical auctions allow buyers to inspect and compare the vehicles, thus enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, our Internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and digital alerts (via email or through buyer app) reduce the time required to acquire vehicles.
Services
IAA also offers a comprehensive suite of auction, logistics and vehicle selling services, aimed at maximizing the price vehicles sell at auction, lowering administrative costs, shortening the selling cycle and increasing the predictability of returns to vehicle sellers, while simultaneously expanding our ability to handle an increasing proportion of the vehicle-processing function as a "one-stop shop" for sellers. Some of the services provided by IAA include:

Services	Description
Live and Live Online Auction Model
Vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM technology. We believe this exposes the vehicles to the maximum number of potential buyers.

IAA Title Management
After a vehicle is received at one of our facilities, it remains in storage inventory and cannot be auctioned until IAA receives and processes its transferable title. We process title documents in order to comply with the Department of Motor Vehicles ("DMV") requirements for all vehicles. Wherever possible, we maintain working relationships with each state's respective DMV to supplement an established electronic interface.

IAA Title Management services range from aging inventory reports to complete oversight of the title process. Our titling expertise results in faster cycle time, which decreases expenses for the vehicle suppliers like insurance companies.

Vehicle Inspection Centers
We maintain vehicle inspection centers ("VIC") at many of our facilities. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Some of these sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. Having a VIC minimizes vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and also improves service time for the policyholder.

Transportation and Towing	Inbound logistics administration with actual services typically provided by third-party carriers.

Remarketing Division	Focuses on vehicles, rental sellers, fleet and leasing companies, banks and dealer trade-in inventory.

Donation Division	Processes vehicles for a variety of charitable organizations across the United States and Canada, assisting them in turning donated vehicles into cash to support their respective cause.
Customers
We obtain IAA's supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies, as well as the general public. We have established long-term relationships with virtually all of the major automobile insurance companies. The vast majority of the vehicles we process are on a consignment basis. For the year ended December 31, 2013, no single seller accounted for more than 4% of IAA's revenues.
The buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers. For the year ended December 31, 2013, no single buyer accounted for more than 4% of IAA's revenues.
Sales and Marketing
The IAA sales force solicits prospective vehicle sellers and buyers at the national, regional and local levels. Branch managers address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.
In addition to providing a variety of sellers with a means of processing and selling vehicles, IAA offers a comprehensive suite of services to help maximize returns and shorten the vehicle selling and processing time. We work to establish workflow integration within our sellers' processes, and view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.
By analyzing historical industry and customer data, we provide sellers with a detailed analysis of their current selling prices and returns, and a proposal detailing methods to improve selling prices and returns, reduce administrative costs and provide proprietary turn-key selling and processing services.
We also seek to expand our seller relationships through recommendations from individual customers at the local level to other local offices of the same company. Our broad and industry leading geographic coverage allows us to service sellers on a national basis.

Online Solutions
Our current IAA online solutions include:

Proprietary IAA Technology	Description
i-Bid LIVESM
Our live auction Internet bidding solution, i-Bid LIVE, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. In addition, i-Bid LIVE provides real-time streaming audio from the live auction and images of salvage vehicles and other data. Buyers inspect and evaluate the salvage vehicle and listen to the auction while it is underway.

I-Buy FastSM
I-Buy Fast is an immediate buying option that allows qualified buyers to purchase vehicles between auctions for a fixed price. Each I-Buy Fast vehicle first runs at a previous auction where an established reserve price was not met.

CSAToday®
The process of salvage disposition through our system begins when a vehicle seller first consigns the vehicle to be sold through IAA via a variety of factors including a total loss, a recovered theft, a vehicle donation, a fleet vehicle retired, a vehicle repossessed, etc. A seller representative consigns the vehicle to us, either by phone, facsimile or electronically through CSAToday, our online proprietary salvage inventory management system.

With CSAToday, vehicle sellers enter vehicle data electronically and then track and manage the progress of vehicles in terms of both time and sales price. With this tool, they have 24-hour access to their vehicles. The information provided through this system ranges from the details associated with a specific vehicle, to comprehensive management reports for an entire area or geographic region. Additional features of this system include inventory management tools and a powerful new IAA Market ValueTM tool that helps customers determine the approximate value of a potential vehicle. This tool is helpful to adjusters when evaluating the "repair vs. total" decision. The management tools provided by CSAToday enable seller personnel to monitor and manage their vehicles more effectively. For example, insurance company sellers can also use CSAToday to view original garage receipts, verify ignition key availability, view settlement documents and images of the vehicles and receive updates of other current meaningful data.

Automated Salvage Auction Processing (ASAP)
We have developed a proprietary web-based information system, Automated Salvage Auction Processing system, or ASAP, to streamline all aspects of our operations and centralize operational data collection. The system provides sellers with 24-hour online access to powerful tools to manage the salvage disposition process, including inventory management, sales price analysis and electronic data interchange of titling information.

Our other information systems, including i-Bid LIVE and CSAToday systems, are integrated with our ASAP product, facilitating seamless auction processes and information flow with internal operational systems. Our technology platform is a significant competitive advantage that allows us to efficiently manage our business, improve customer selling prices, shorten customers' selling cycle and lower our customers' administration costs.

Competition
In the salvage sector, we compete with: Copart; Total Resource Auctions (a Manheim company); independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships; and a limited number of used vehicle auctions that regularly remarket salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greenleaf and LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users.
In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2013, AFC serviced over 1.3 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
In June 2013, AFC acquired Preferred Warranties, Inc., a vehicle service contract business, as part of its strategy to provide new services to independent used vehicle dealers. We receive advance payments for the warranty contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2013 was approximately 1.5 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's warranty and extended service contract related liabilities in the event the Company is unable to perform under the terms of specific warranty contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2013, over 83% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2013, we serviced auctions through 105 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2013, AFC had approximately 9,300 active dealers with an average line of credit of approximately $185,000 and no one dealer representing greater than 1.4% of our portfolio. An average of approximately 14 vehicles per active dealer was floorplanned with an approximate average value outstanding of $8,360 per vehicle as of December 31, 2013.
Sales and Marketing
AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by branch managers, branch personnel and area sales managers. AFC's corporate-level team and Business Development Center provide sales and marketing support to AFC field personnel by helping to identify target dealers and coordinating promotional activity with auctions and other vehicle supply sources.
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

Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, almost 70,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
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
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had committed liquidity of $800 million from a third party facility for U.S. finance receivables at December 31, 2013. The agreement expires on June 30, 2016.
Also, we have an agreement in place for the securitization of Automotive Finance Canada, Inc.'s ("AFCI") receivables. This securitization facility provides up to C$100 million in financing for eligible finance receivables through a third party conduit (separate from the U.S. facility). The agreement expires on June 30, 2016. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
Competition
AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, a subsidiary of Manheim, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.
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
Employees
At December 31, 2013, we had a total of 12,300 employees, of which 9,700 were located in the U.S. and 2,600 were located in Canada and Mexico. Approximately 70% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.
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

•
Decline in the demand for used vehicles. We may experience a decrease in demand for used vehicles from buyers due to factors including the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles at auction, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers may reduce dealer demand for used vehicles.

•
Decrease in the supply and demand of salvage vehicles. If the number of miles driven decreases, the number of salvage vehicles received at auction may also decrease. In addition, decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at salvage auctions. In addition, if consumers eliminate their automotive collision coverage, this could result in fewer vehicles being declared a total loss. Additionally, government regulations on the standards for producing vehicles could affect the supply of vehicles at salvage auctions.

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

Aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and trade names or the loss of significant customers.

Used vehicle prices have a significant effect on fee revenue per unit at IAA and loan losses at AFC and may impact the supply of used vehicles at ADESA.

The volume of new vehicle production, accuracy of lease residual estimates, interest rates, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale at our used vehicle auctions and the demand for those used vehicles, the fee revenue per unit at our salvage auctions, loan losses for our dealer financing business and our ability to retain customers. Throughout 2011 and 2012, used vehicle prices remained high, which led many used vehicle dealers to retail more of their trade-in vehicles on their own rather than selling them at auction. The high used vehicle prices in 2011 and 2012 also contributed to strong proceeds in the salvage auction industry. Throughout 2013, used vehicle prices decreased moderately. A sustained reduction in used vehicle pricing could result in lower proceeds from the sale of salvage vehicles and a related reduction in revenue per vehicle, a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.

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

In 2009, the auction industry sales volume was over 9 million units. However, auction sales volumes, including online only sales, declined to approximately 8.0 million units in 2011, 8.2 million units in 2012 and an estimated 8.7 million units in 2013. We believe that auction sales volumes will continue to recover over the next several years, and we estimate volumes, including online only volumes, will be approximately 9.1 million, 9.5 million and 9.7 million units in 2014, 2015 and 2016, respectively. We believe that an increase in the volume of off-lease and repossessed vehicles, among others, that are remarketed through whole car auctions are a significant contributor to this growth, and our performance could be adversely impacted if volumes do not increase and we are not able to reduce our costs permanently to compensate for the lower industry auction volumes.

An increase in the number of used and salvage vehicles purchased on virtual auction platforms could adversely affect our revenue per vehicle, operating results and financial condition.

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

We are dependent upon receiving a sufficient number of total loss vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, a decrease in the percentage of claims resulting in a total loss, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of automobile insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. If the supply of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected. Furthermore, in periods when the supply of vehicles from the insurance sector declines, salvage operators have acquired and in the future may acquire vehicles on their own. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit and operating results.

We may not successfully implement our business strategies or maintain gross profit margins.

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to growing market share and volume, increasing revenue per vehicle and improving customer experiences through Internet initiatives, leveraging AFC’s products and services at ADESA and IAA and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $434.0 million and $290.2 million of cash flow from operations for the years ended December 31, 2013 and 2012, respectively), we may be unable to reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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

In addition, AFC typically assesses its U.S. dealer customers with an interest rate comprised of a minimum prime rate of 5% plus an interest spread. The U.S. prime rate was 3.25% at December 31, 2013. Any increase above 3.25% up to 5% will likely compress AFC’s margins as the variable borrowing cost of securitizing receivables will rise without a corresponding increase in the financing rate AFC charges to its U.S. dealer customers.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 15% of our revenues were attributable to our Canadian operations for the year ended December 31, 2013. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

As of December 31, 2013, our total debt was approximately $1.8 billion, exclusive of liabilities related to our securitization facilities, and we had $250.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $26.3 million at December 31, 2013, which reduce the amount available for borrowings under the credit facilities.

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

•
Certain of the Company's subsidiaries, including ADESA, are indirectly subject to the regulations of the Consumer Financial Protection Act of 2010, or the CFPA, due to their vendor relationships with financial institutions.

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

Currently, none of our employees are covered by collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. While the current Congressional political deadlock is unlikely to produce any new legislation expanding the rights of labor unions to organize, the National Labor Relations Board (“NLRB” or “the Board”) is moving unilaterally via its rulemaking authority to push several amendments to its rules and regulations that could adversely affect our operations. On February 4, 2014 the Board issued for public comment a series of new rules that, if adopted, will make union organizing drives much easier to start and much more difficult for the company to defeat. Some of the changes include shortening the time for an election from 30 days to 10 (reducing the opportunity for the company to campaign against organization), strictly limit the time and scope of employer objections to union efforts and reduce the possibility for

Board review of election results. Additionally, the NLRB is granting organization rights to smaller and smaller groups of employees, meaning that it may allow an election to take place involving only detailers, or only mechanics, thereby introducing a union foothold of 5-10 employees into the midst of an otherwise non-union facility. This could start a chain reaction leading to organization of entire auctions.

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

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public market.

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 139,027,581 shares of common stock were outstanding as of December 31, 2013. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. At December 31, 2013, properties utilized by the ADESA business segment include 65 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.
IAA is headquartered in Westchester, Illinois, with office space being leased through 2016. At December 31, 2013, properties utilized by the IAA business segment include 164 salvage vehicle auction facilities in the United States and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA properties are used primarily for auction and storage purposes consisting on average of approximately 28 acres of land per site.
Of AFC's 105 locations in North America at December 31, 2013, 73 are physically located at auction facilities (including 53 at ADESA and 4 at IAA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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
IAA—Lower Duwamish Waterway
On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site, but the EPA has not yet issued a final plan for remediating the site. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 7, 2014, there were 10 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
The following table sets forth the range of high and low intraday sales prices per share of common stock for each quarter during fiscal years 2013 and 2012:

	2013
	High	Low
4th Quarter (October 1 - December 31)	$30.32	$26.97
3rd Quarter (July 1 - September 30)	$28.67	$22.96
2nd Quarter (April 1 - June 30)	$24.37	$19.27
1st Quarter (January 1 - March 31)	$22.32	$19.06

	2012
	High	Low
4th Quarter (October 1 - December 31)	$20.49	$17.00
3rd Quarter (July 1 - September 30)	$20.85	$14.10
2nd Quarter (April 1 - June 30)	$18.57	$14.39
1st Quarter (January 1 - March 31)	$16.85	$13.46
Dividend Policy
On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. On April 4, 2013, July 3, 2013 and October 3, 2013, we paid a cash dividend of $0.19 per share to stockholders of record at the close of business on March 25, 2013, June 24, 2013 and September 24, 2013, respectively. On January 3, 2014, we paid a cash dividend of $0.25 per share to stockholders of record at the close of business on December 20, 2013. On February 18, 2014, the board of directors announced a cash dividend of $0.25 per share payable on April 3, 2014, to stockholders of record at the close of business on March 26, 2014, representing an annualized dividend of $1.00 per share. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities, capital requirements and other factors that our board of directors deems relevant. No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming the investment of $100, for the period beginning on December 11, 2009, the first trading day of KAR Auction Services' common stock, and ending on December 31, 2013, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's Smallcap 600 Index. For the year ended December 31, 2013, we have also added the S&P 500 Index to the comparison of cumulative total return. For the years following 2013, we will no longer use the Standard and Poor's Smallcap 600 Index as a comparable index because our market capitalization is no longer comparable to the average market capitalizations included in the index. We believe the S&P 500 provides a better comparison in terms of comparable market capitalization. In addition, the vesting of certain of our stock-based compensation awards are tied to the Company's total shareholder return relative to that of companies within the S&P 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/11/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
KAR Auction Services, Inc.	$100	$114.63	$114.71	$112.22	$168.25	$245.64
S&P 400 Midcap Index	$100	$102.94	$128.52	$124.54	$144.55	$190.18
S&P Smallcap 600 Index	$100	$104.86	$131.05	$130.85	$150.23	$209.80
S&P 500 Index	$100	$100.79	$113.67	$113.66	$128.90	$167.06

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
Selected Financial Data of KAR Auction Services
For the Years Ended December 31, 2013, 2012, 2011, 2010 and 2009
The following consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2013	2012	2011	2010	2009
Operations:
Operating revenues
ADESA	$1,118.6	$1,053.5	$1,017.4	$1,075.9	$1,088.5
IAA	830.0	716.1	700.1	610.4	553.1
AFC	224.7	193.8	168.8	136.3	93.9
Total operating revenues	$2,173.3	$1,963.4	$1,886.3	$1,822.6	$1,735.5
Operating expenses (exclusive of depreciation and amortization)	1,722.2	1,506.2	1,424.6	1,382.5	1,367.8
Operating profit	256.7	267.0	281.9	268.8	195.3
Interest expense	104.7	119.4	143.1	141.4	172.6
Income from continuing operations	67.7	92.0	72.2	69.6	23.2
Net income	67.7	92.0	72.2	69.6	23.2
Net income per share
Basic	0.49	0.67	0.53	0.52	0.21
Diluted	0.48	0.66	0.52	0.51	0.21
Weighted average shares outstanding
Basic	137.9	136.5	136.0	134.9	108.0
Diluted	140.8	139.0	137.8	135.9	108.1
Cash dividends declared per common share	0.82	0.19	—	—	—

	As of December 31,
	2013	2012	2011	2010	2009
Financial Position:
Working capital (1)	$356.9	$294.5	$177.0	$287.9	$299.5
Total assets	5,127.2	4,922.3	4,779.1	4,525.0	4,251.3
Total debt, net of unamortized debt discount	1,767.2	1,818.3	1,902.8	1,875.7	2,272.9
Total stockholders' equity	1,481.8	1,443.7	1,343.2	1,244.6	1,141.5

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial Data:
Net cash provided by operating activities	$434.0	$290.2	$305.8	$467.6	$250.8
Capital expenditures	96.6	102.0	85.8	78.9	65.6
Depreciation and amortization	194.4	190.2	179.8	171.3	172.4
___________________________________________________________________

(1)	Working capital is defined as current assets less current liabilities.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in-particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	significant current competition and the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2014.
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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 65 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inspections, storage, transportation, reconditioning, titling and other administrative services.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 164 salvage vehicle auction sites in the United States and Canada at December 31, 2013. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2013, AFC conducted business at 105 locations in the United States and Canada.

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

Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were 8.0 million, 8.2 million and an estimated 8.7 million in 2011, 2012 and 2013, respectively. The reduction in auction volumes since 2009, when industry volumes exceeded 9 million used vehicles sold, is attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors, which was partially offset by dealer consignment units sold.
Other reasons for the fluctuations in industry volumes, which may also impact future volumes include:

•
New car sales in the U.S. declined from 17.0 million in 2005 to 10.4 million in 2009. Although new vehicle sales have climbed over the last four years to approximately 15.6 million units in 2013, the recovery in new vehicles sales has been gradual and may continue to be so for the foreseeable future.

•
The previous decline in total new vehicle sales, coupled with a tightening of consumer credit and changing policies regarding delinquent loans by the major lenders, resulted in a decline in repossessed vehicles coming to auction.

•
When lease residuals are below wholesale vehicle values, more vehicles are purchased by either the consumer or the "grounding dealer" (the dealer that the lessee returned the vehicle to) or by dealers in online auctions, prior to the vehicles being transported to a physical auction.

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

We estimate that used vehicle auction volumes in North America, including online only volumes, will be approximately 9.1 million units in 2014, approximately 9.5 million units in 2015 and approximately 9.7 million units in 2016.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 14% in both 2013 and 2012, up from approximately 13% in 2011. There is no central reporting system that tracks the number of total loss vehicles in any given year which makes estimating industry volumes very difficult.
Fluctuations in used vehicle and commodity pricing have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry has experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices continue to moderate in 2014, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has rebounded from approximately 36,000 dealers in 2009 to about 37,000 dealers in 2013. During this time, AFC's dealer base has grown from over 9,700 dealers in 2009 to almost 12,000 dealers in 2013 and loan transactions, which includes both loans paid off and loans curtailed, have grown from approximately 800,000 in 2009 to approximately 1,355,000 in 2013.
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

AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, AFC acquired Preferred Warranties, Inc., a service contract business, as part of its strategy to provide new services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality evidenced by low levels of net credit losses and a managed portfolio which was 99 percent current at the end of 2013.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2013	2012
Revenues
ADESA	$1,118.6	$1,053.5
IAA	830.0	716.1
AFC	224.7	193.8
Total revenues	2,173.3	1,963.4
Cost of services*	1,232.2	1,087.1
Gross profit*	941.1	876.3
Selling, general and administrative	490.0	419.1
Depreciation and amortization	194.4	190.2
Operating profit	256.7	267.0
Interest expense	104.7	119.4
Other income, net	(2.6)	(4.0)
Loss on modification/extinguishment of debt	5.4	—
Income before income taxes	149.2	151.6
Income taxes	81.5	59.6
Net income	$67.7	$92.0
Net income per share
Basic	$0.49	$0.67
Diluted	$0.48	$0.66

* Exclusive of depreciation and amortization
For the year ended December 31, 2013, we had revenue of $2,173.3 million compared with revenue of $1,963.4 million for the year ended December 31, 2012, an increase of 11%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
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
Superstorm Sandy was unique in that its impact was greatest in the densely populated New York City area. This resulted in a high concentration of total loss vehicles in a relatively small geographic area. It is estimated that Superstorm Sandy damaged over 200,000 vehicles. IAA's customers assigned over 50,000 total loss vehicles to IAA for processing. In order to store and process these vehicles, IAA secured over 400 acres of temporary space in New York and New Jersey. In addition, the difficult infrastructure of the New York City and Long Island areas and the shortage of towing capacity required IAA to incur significantly greater towing costs to move damaged vehicles to its sites for processing. In order to serve our customers in this region, IAA had to bring hundreds of employees to the affected areas to assist in the timely processing of these vehicles. All of these activities resulted in a temporary increase in costs related to Superstorm Sandy vehicles.
For the year ended December 31, 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $30.1 million and cost of services of approximately $43.6 million. Overall, IAA incurred a pre-tax net loss of $13.5 million and $9.1 million related to the processing of Superstorm Sandy vehicles for the years ended December 31, 2013 and 2012, respectively. This net loss has been excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses are net of auction services revenue realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area has resulted in a net loss on the processing of the Superstorm Sandy vehicles.
Selling, General and Administrative - Stock-Based Compensation
Selling, general and administrative expenses increased $70.9 million, or 17%, to $490.0 million for the year ended December 31, 2013, compared with $419.1 million for the year ended December 31, 2012. A $44.0 million increase in stock-based compensation expense contributed to the overall increase in selling, general and administrative expenses. In connection with KAR LLC's sale of its shares of KAR Auction Services, all of the remaining $52.1 million of stock-based compensation expense related to the KAR LLC and Axle LLC profit interests (operating units and value units) was recognized in 2013, of which $39.8 million was recognized in the fourth quarter of 2013. In addition, in the fourth quarter of 2013, certain exit options were modified to extend the option lives, which resulted in additional stock-based compensation expense of $9.5 million in 2013. For a further discussion of selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $4.2 million, or 2%, to $194.4 million for the year ended December 31, 2013, compared with $190.2 million for the year ended December 31, 2012. The increase in depreciation and amortization was due to an increase resulting from certain assets placed in service over the last twelve months.
Interest Expense
Interest expense decreased $14.7 million, or 12%, to $104.7 million for the year ended December 31, 2013, compared with $119.4 million for the year ended December 31, 2012. The decrease in interest expense was primarily due to the decrease in the interest rate on Term Loan B debt which was refinanced on March 12, 2013. The interest rate on Term Loan B debt was 3.75% at December 31, 2013 compared with an interest rate of 5% at December 31, 2012. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed in 2013 as compared with 2012.
Loss on Modification/Extinguishment of Debt
In March 2013, we amended our Credit Agreement and recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. Additionally, in April 2013, we prepaid the $150.0 million principal amount of the floating rate senior notes with proceeds received from refinancing Term Loan B as part of the Second Amendment to the Credit Agreement. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes. Finally, in the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with AFC's securitization facilities.
Income Taxes
We had an effective tax rate of 54.6% for the year ended December 31, 2013, compared with an effective tax rate of 39.3% for the year ended December 31, 2012. Excluding the effect of the discrete items, our effective tax rate for the year ended December 31, 2013 and 2012 would have been 53.8% and 41.9%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the years ended December 31, 2013 and 2012 there was profit interest expense of $52.1 million and $12.9 million, respectively. Excluding the effect of the nondeductible profit interest expense on income before income taxes, the Company's income taxes for the year ended December 31, 2013 and 2012 would have been 40.5% and 36.2% of income before income taxes, respectively. During the year ended December 31, 2012, our effective tax rate benefited from the recognition of $4.7 million of previously unrecognized deferred tax assets related to foreign tax credits and state net operating losses.

ADESA Results

	Year Ended December 31,
(Dollars in millions)	2013	2012
ADESA revenue	$1,118.6	$1,053.5
Cost of services*	629.9	595.7
Gross profit*	488.7	457.8
Selling, general and administrative	252.3	249.3
Depreciation and amortization	87.9	96.9
Operating profit	$148.5	$111.6

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $65.1 million, or 6%, to $1,118.6 million for the year ended December 31, 2013, compared with $1,053.5 million for the year ended December 31, 2012. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold, partially offset by a 3% decrease in revenue per vehicle sold to approximately $545 for the year ended December 31, 2013, compared with approximately $560 for the year ended December 31, 2012.
The increase in volume sold was attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as an 8% increase in dealer consignment units sold for the year ended December 31, 2013 compared with the year ended December 31, 2012. Online sales volumes for ADESA represented approximately 35% of the total vehicles sold in 2013, compared with approximately 31% in 2012. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent approximately half of ADESA's online sales volume. ADESA sold approximately 410,000 and 310,000 vehicles through its online only offerings in 2013 and 2012, respectively.
Revenue, including all ancillary services, per vehicle sold at physical auction locations increased $6 to $651 for the year ended December 31, 2013, compared with $645 for the year ended December 31, 2012. The increase in revenue per vehicle sold at physical auction locations was attributable to an increase in auction fees, as a result of the increase in mix towards dealer consignment vehicles, as well as selective fee increases. Revenue per vehicle sold in online only auctions decreased $8 to $118 for the year ended December 31, 2013, compared with $126 for the year ended December 31, 2012. The decrease in online only auctions was attributable to an increased number of cars sold in closed private label sales, which includes uniquely branded selling systems between manufacturers or their captive finance arms and their franchised dealers. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 56.8% for the year ended December 31, 2013, compared with 56.7% for the year ended December 31, 2012. For the year ended December 31, 2013, dealer consignment vehicles represented approximately 49% of used vehicles sold at ADESA physical auction locations, compared with approximately 48% for the year ended December 31, 2012.
Gross Profit
For the year ended December 31, 2013, gross profit for ADESA increased $30.9 million, or 7%, to $488.7 million, compared with $457.8 million for the year ended December 31, 2012. Gross profit for ADESA was 43.7% of revenue for the year ended December 31, 2013, compared with 43.5% of revenue for the year ended December 31, 2012. The increase in gross profit percentage for the year ended December 31, 2013, compared with the year ended December 31, 2012, was primarily the result of the 6% increase in revenue. In addition, the gross profit percentage also benefited from the lower utilization of ancillary services as a result of increases in both vehicles sold online and dealer consignment vehicles.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $3.0 million, or 1%, to $252.3 million for the year ended December 31, 2013, compared with $249.3 million for the year ended December 31, 2012, primarily due to increases in non-cash stock-based compensation expense, marketing expenses and compensation expense, partially offset by decreases in travel expenses, professional fees and bad debt expense.

IAA Results

	Year Ended December 31,
(Dollars in millions)	2013	2012
IAA revenue	$830.0	$716.1
Cost of services*	545.9	449.5
Gross profit*	284.1	266.6
Selling, general and administrative	82.4	69.8
Depreciation and amortization	73.8	68.1
Operating profit	$127.9	$128.7

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $113.9 million, or 16%, to $830.0 million for the year ended December 31, 2013, compared with $716.1 million for the year ended December 31, 2012. The increase in revenue was a result of an increase in vehicles sold of approximately 13% for the year ended December 31, 2013, as well as increases in revenue per vehicle sold. IAA's total loss vehicle inventory has increased over 10% at December 31, 2013, as compared to December 31, 2012 (excluding, in 2012, Superstorm Sandy units in inventory). Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the years ended December 31, 2013 and 2012. Online sales volumes for IAA for the years ended December 31, 2013 and 2012 represented approximately half of the total vehicles sold by IAA.
Gross Profit
For the year ended December 31, 2013, gross profit at IAA increased to $284.1 million, or 34.2% of revenue, compared with $266.6 million, or 37.2% of revenue, for the year ended December 31, 2012. The gross profit increase was primarily the result of the 16% increase in revenue. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in expenses associated with processing total loss vehicles related to Superstorm Sandy, which included increases in towing costs, compensation expense, temporary rental property expense, travel expenses and miscellaneous yard and auction expenses, as well as increased costs associated with volume increases. An increase in the purchase price of vehicles sold under purchase agreements also contributed to the decrease in gross profit as a percentage of revenue, as the entire selling price of the vehicle is recorded as revenue and cost of services.
For the year ended December 31, 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $30.1 million and cost of services of approximately $43.6 million. For the year ended December 31, 2012, Superstorm Sandy vehicles resulted in revenue of approximately $5.7 million and cost of services of approximately $14.8 million. Overall, for the years ended December 31, 2013 and 2012, IAA incurred a pre-tax net loss of $13.5 million and $9.1 million, respectively, related to the processing of Superstorm Sandy vehicles. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross profit as a percentage of revenue for the years ended December 31, 2013 and 2012 would have been approximately 37.2% and 38.8%, respectively. For a further discussion of Superstorm Sandy, see the "Superstorm Sandy" section included in "Results of Operations" above.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $12.6 million, or 18%, to $82.4 million for the year ended December 31, 2013, compared with $69.8 million for the year ended December 31, 2012. The increase in selling, general and administrative expenses was attributable to increases in incentive-based compensation expense of $1.7 million, stock-based compensation expense of $1.2 million, information technology costs of $1.3 million and compensation expense of $0.9 million. The increase in incentive-based compensation reflects a higher level of bonus achievement. In addition, in 2012, a $2.9 million gain on the sale of excess property and a $0.8 million insurance refund resulted in decreased selling, general and administrative expenses.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2013	2012
AFC revenue
Interest and fee income	$211.1	$190.3
Other revenue	10.7	10.7
Provision for credit losses	(9.6)	(7.2)
Other service revenue	12.5	—
Total AFC revenue	224.7	193.8
Cost of services*	56.4	41.9
Gross profit*	168.3	151.9
Selling, general and administrative	26.2	21.3
Depreciation and amortization	27.6	23.3
Operating profit	$114.5	$107.3
Loan transactions	1,354,955	1,239,755
Revenue per loan transaction, excluding "Other service revenue"	$157	$156

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2013, AFC revenue increased $30.9 million, or 16%, to $224.7 million, compared with $193.8 million for the year ended December 31, 2012. The increase in revenue was the result of a 9% increase in loan transactions and $12.5 million of "Other service revenue" generated by Preferred Warranties, Inc. ("PWI"), for the year ended December 31, 2013, compared with the same period in 2012. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,107.6 million at December 31, 2013 from $1,004.2 million at December 31, 2012.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $1, or less than 1%, primarily as a result of increases in average loan values and average portfolio duration, partially offset by an increase in the provision for credit losses. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the year ended December 31, 2013, gross profit for the AFC segment increased $16.4 million, or 11%, to $168.3 million, compared with $151.9 million for the year ended December 31, 2012, primarily as a result of a 16% increase in revenue, partially offset by a 35% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as increases in compensation expense.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $4.9 million, or 23%, to $26.2 million for the year ended December 31, 2013, compared with $21.3 million for the year ended December 31, 2012. The increase was partially the result of $1.5 million in expenses associated with PWI. The remaining increase related to increases in stock-based compensation expense, professional fees and compensation expense.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2013	2012
Selling, general and administrative	$129.1	$78.7
Depreciation and amortization	5.1	1.9
Operating loss	$(134.2)	$(80.6)
Selling, General and Administrative
For the year ended December 31, 2013, selling, general and administrative expenses at the holding company increased $50.4 million, or 64%, to $129.1 million, compared with $78.7 million for the year ended December 31, 2012, primarily as a result of an increase in stock-based compensation expense related to the KAR LLC and Axle LLC profit interests of $39.2 million, as well as an increase in medical costs of $6.9 million and incentive-based compensation of $0.8 million. For the year ended December 31, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating and value units was $52.1 million, compared with $12.9 million for the year ended December 31, 2012. For the year ended December 31, 2013, approximately $37.5 million was paid to the KAR LLC profit interest holders and approximately $41.3 million was paid to the Axle LLC profit interest holders. The cash received by the profit interest holders was paid by KAR LLC and Axle LLC. None of the Company's cash was used to pay the profit interest holders.
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
Superstorm Sandy was unique in that its impact was greatest in the densely populated New York City area. This resulted in a high concentration of total loss vehicles in a relatively small geographic area. It is estimated that Superstorm Sandy damaged over 200,000 vehicles. IAA's customers assigned over 50,000 total loss vehicles to IAA for processing. In order to store and process these vehicles, IAA secured over 400 acres of temporary space in New York and New Jersey. In addition, the difficult infrastructure of the New York City and Long Island areas and the shortage of towing capacity required IAA to incur significantly greater towing costs to move damaged vehicles to its sites for processing. In order to serve our customers in this region, IAA had to bring hundreds of employees to the affected areas to assist in the timely processing of these vehicles. All of these activities resulted in a temporary increase in costs related to Superstorm Sandy vehicles.
In the fourth quarter of 2012, IAA incurred a pre-tax net loss of $9.1 million related to the processing of Superstorm Sandy vehicles. This net loss was excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses were net of auction services revenue realized or to be realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area has resulted in a net loss on the processing of the Superstorm Sandy vehicles.
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
Interest Expense
Interest expense decreased $23.7 million, or 17%, to $119.4 million for the year ended December 31, 2012, compared with $143.1 million for the year ended December 31, 2011. The decrease in interest expense was primarily representative of $14.5 million in interest expense incurred in the second quarter of 2011 in connection with the settlement and termination of our $650 million notional swap agreement. In addition, interest expense decreased as a result of the second quarter 2011 prepayment of our $450.0 million principal amount 83/4% senior notes and the remaining $131.1 million principal balance of our 10% senior subordinated notes, partially offset by Term Loan B debt, which had an interest rate of 5% at December 31, 2012, compared with our previous term loan debt, which had an interest rate of approximately 3% until its prepayment in May 2011. The decrease in interest expense was also partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed in 2012 as compared with 2011, as well as an increase in the cost of funds, beginning in the second quarter of 2011.
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
Loss on Extinguishment of Debt
In May 2011, we terminated our previous credit facility, entered into as of April 20, 2007, and recorded a $24.5 million pretax charge representative of the write-off of certain unamortized debt issuance costs associated with our previous term loan. In addition, in June 2011, we prepaid $450.0 million principal amount of the 83/4% senior notes and the remaining $131.1 million principal balance of the 10% senior subordinated notes with proceeds received from Term Loan B and cash on hand. As a result, we also recorded a $29.0 million pretax charge representative of the net premiums payable related to the repurchase of these notes, the write-off of certain unamortized debt issuance costs associated with these notes, as well as certain expenses related to the prepayment of these notes.
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

	December 31,
(Dollars in millions)	2013	2012
Cash and cash equivalents	$191.6	$108.7
Restricted cash	18.8	11.9
Working capital	356.9	294.5
Amounts available under credit facility*	250.0	250.0
Cash flow from operations	434.0	290.2

*
There were related outstanding letters of credit totaling approximately $26.3 million and $23.6 million at December 31, 2013 and 2012, respectively, which reduced the amount available for borrowings under the credit facility.

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
Our available cash, which excludes cash in transit, was $145.3 million at December 31, 2013. Of this amount, approximately $24.9 million was held by foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
In March 2013, we entered into the Second Amendment to the Credit Agreement. The amendment increased Term Loan B $150.0 million to $1.8 billion and decreased the interest rate on Term Loan B to Adjusted LIBOR plus 2.75% from Adjusted LIBOR plus 3.75%. In addition, the Adjusted LIBOR rate floor decreased to 1.0% from 1.25%. For the year ended December 31, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. The additional $150.0 million in proceeds received from Term Loan B were used to redeem the floating rate senior notes due in 2014 on April 3, 2013. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the redemption of the floating rate senior notes.
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
Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six-year term of the loan. Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, the Company has determined that an excess cash flow payment of $32.5 million will be made in April 2014. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $8.7 million of Term Loan B for the year ended December 31, 2013. The prepayments were credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the debt prepayments, there are no further quarterly installments due until June 30, 2015.
Term Loan B bears interest at an Adjusted LIBOR rate plus 2.75% (with an Adjusted LIBOR rate floor of 1.0% per annum) and revolving loan borrowings at an Adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on Term Loan B was 3.75% at December 31, 2013. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company also pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of the credit facility. The fee may step down to 37.5 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2013, $1,771.8 million was outstanding on Term Loan B and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $26.3 million and $23.6 million at December 31, 2013 and December 31, 2012, respectively, which reduce the amount available for borrowings under the credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of December 31, 2013. However, there were related letters of credit outstanding totaling approximately C$1.2 million at December 31, 2013, which reduce credit available under the Canadian line of credit.

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
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make capital expenditures, make investments and engage in certain transactions with affiliates. The senior secured leverage ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or nonrecurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2013 the ratio could not exceed 4.0 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 2.5 to 1.0 at March 31, 2016. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $30.7 million, was 3.07 to 1.0 at December 31, 2013.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at December 31, 2013.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at December 31, 2013.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $650 million to $800 million and extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. In the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of a portion of the unamortized securitization issuance costs.

We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. In June 2013, AFCI entered into the Second Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Canadian Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at December 31, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,107.6 million and $1,004.2 million at December 31, 2013 and December 31, 2012, respectively. AFC's allowance for losses was $8.0 million at December 31, 2013 and December 31, 2012.
As of December 31, 2013 and December 31, 2012, $1,100.2 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $772.4 million and $713.3 million of obligations collateralized by finance receivables at December 31, 2013 and December 31, 2012, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2013, we were in compliance with the covenants in the securitization agreements.
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
EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA (as defined in the Credit Agreement) is EBITDA adjusted for the items of income and expense and expected incremental revenue and cost savings, as described above in the discussion of certain restrictive loan covenants under "Credit Facilities."
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Year Ended December 31, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$50.2	$56.6	$76.1	$(115.2)	$67.7
Add back:
Income taxes	40.1	32.8	40.2	(31.6)	81.5
Interest expense, net of interest income	0.6	0.8	16.7	86.2	104.3
Depreciation and amortization	87.9	73.8	27.6	5.1	194.4
Intercompany interest	52.5	37.8	(19.9)	(70.4)	—
EBITDA	231.3	201.8	140.7	(125.9)	447.9
Adjustments per the Credit Agreement	24.7	3.9	(7.1)	55.3	76.8
Superstorm Sandy	—	13.5	—	—	13.5
Adjusted EBITDA	$256.0	$219.2	$133.6	$(70.6)	$538.2

	Year Ended December 31, 2012
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$38.4	$56.5	$64.1	$(67.0)	$92.0
Add back:
Income taxes	14.5	33.7	46.0	(34.6)	59.6
Interest expense, net of interest income	0.8	1.4	15.0	101.9	119.1
Depreciation and amortization	96.9	68.1	23.3	1.9	190.2
Intercompany interest	54.3	37.8	(17.8)	(74.3)	—
EBITDA	204.9	197.5	130.6	(72.1)	460.9
Adjustments per the Credit Agreement	26.2	(0.2)	(10.4)	14.6	30.2
Superstorm Sandy	—	9.1	—	—	9.1
Adjusted EBITDA	$231.1	$206.4	$120.2	$(57.5)	$500.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended December 31, 2013
(Dollars in millions)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net income (loss)	$29.1	$33.4	$22.8	$(17.6)	$67.7
Add back:
Income taxes	17.0	22.9	19.6	22.0	81.5
Interest expense, net of interest income	28.7	24.5	25.8	25.3	104.3
Depreciation and amortization	47.3	49.0	49.6	48.5	194.4
EBITDA	122.1	129.8	117.8	78.2	447.9
Other adjustments per the Credit Agreement	6.1	3.1	2.9	3.4	15.5
Non-cash charges	0.4	7.9	13.2	53.0	74.5
AFC interest expense	(3.2)	(3.3)	(3.3)	(3.4)	(13.2)
Superstorm Sandy	10.8	2.7	—	—	13.5
Adjusted EBITDA	$136.2	$140.2	$130.6	$131.2	$538.2

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2013	2012
Net cash provided by (used by):
Operating activities	$434.0	$290.2
Investing activities	(267.9)	(227.6)
Financing activities	(76.6)	(53.5)
Effect of exchange rate on cash	(6.6)	2.2
Net increase in cash and cash equivalents	$82.9	$11.3
Cash flow from operating activities was $434.0 million for the year ended December 31, 2013, compared with $290.2 million for the year ended December 31, 2012. The increase in operating cash flow was primarily attributable to:

•	the timing of collections and the disbursement of funds to consignors related to auctions held near period-ends; and

•	increased profitability, excluding non-cash charges such as non-cash stock-based compensation and deferred income taxes.
Net cash used by investing activities was $267.9 million for the year ended December 31, 2013, compared with $227.6 million for the year ended December 31, 2012. The increase in net cash used by investing activities was primarily attributable to:

•
net cash paid of $45.8 million for acquisitions in 2013, including PWI Holdings, Inc. and High Tech Locksmiths, compared with $1.1 million for acquisitions in 2012 (see Notes to Consolidated Financial Statements - Note 3, Acquisitions); and

•	a decrease in proceeds from the sale of property and equipment;
partially offset by:

•	a decrease in the additional finance receivables held for investment; and

•	a decrease in capital expenditures of approximately $5.4 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below.
Net cash used by financing activities was $76.6 million for the year ended December 31, 2013, compared with $53.5 million for the year ended December 31, 2012. The increase in net cash used by financing activities was primarily attributable to:

•	$78.6 million in dividend payments in 2013, compared with $26.0 million in 2012;

•
a reduction in long-term debt for the year ended December 31, 2013 due to payments on long-term debt of $52.7 million, compared with payments on long-term debt of $17.0 million for the year ended December 31, 2012;

•	payments of $26.0 million for debt issuance costs in 2013, compared with payments of $3.4 million in 2012; and

•	a decrease in the additional obligations collateralized by finance receivables;
partially offset by:

•	the repayment of the Company's revolving credit facility totaling $68.9 million in 2012;

•
the timing of book overdrafts, as there was an increase of $3.7 million for the year ended December 31, 2013, compared with a decrease of $24.1 million for the year ended December 31, 2012. Book overdrafts relate to the timing of payments to consignors of vehicles; and

•	an increase in the issuance of common stock under stock plans;
Capital Expenditures
Capital expenditures for the years ended December 31, 2013 and 2012 approximated $96.6 million and $102.0 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $105 million for fiscal year 2014. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.25 per share in 2014 using cash flow from operations, representing an annualized dividend of $1.00 per share. The following dividend information has been released in 2013 and 2014:

•	On February 20, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on April 4, 2013, to stockholders of record at the close of business on March 25, 2013.

•	On May 1, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on July 3, 2013, to stockholders of record at the close of business on June 24, 2013.

•	On August 6, 2013, the board of directors announced a cash dividend of $0.19 per share that was paid on October 3, 2013, to stockholders of record at the close of business on September 24, 2013.

•	On November 5, 2013, the board of directors announced a cash dividend of $0.25 per share that was paid on January 3, 2014, to stockholders of record at the close of business on December 20, 2013.

•	On February 18, 2014, the board of directors announced a cash dividend of $0.25 per share payable on April 3, 2014, to stockholders of record at the close of business on March 26, 2014.
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
The purchase price of PWI Holdings, Inc., net of cash acquired, was $27.3 million. The acquired assets and liabilities were recorded based upon fair values, including $26.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $22.7 million. The goodwill is recorded in the AFC reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's statement of income for the year ended December 31, 2013.
On December 31, 2013, the Company purchased the assets of High Tech Locksmiths ("HTL"), which specializes in products for the automotive industry. HTL is the largest provider of transponder, remote, high-security and car smart keys in North America. HTL utilizes technologically advanced equipment and processes that will benefit customers across the KAR business units. The purchased assets of HTL included accounts receivable, inventory, operating equipment, software, customer relationships and tradenames related to the business and are reflected in our consolidated balance sheet at December 31, 2013.
The purchase price of HTL, was approximately $24.6 million, which included estimated contingent payments and deferred costs with a present value of $7.6 million. The maximum amount of undiscounted contingent payments and deferred costs related to this acquisition could approximate $8.5 million. The acquired assets and liabilities were recorded based upon preliminary fair values, including $11.0 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The purchase accounting associated with this acquisition is preliminary, subject to determination of a working capital adjustment and final valuation results. The Company does not expect adjustments to the purchase accounting to be material. The acquisition resulted in goodwill of $3.7 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's statement of income for the year ended December 31, 2013.

Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2013. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2013 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$250 million revolving credit facility (a)	$—	$—	$—	$—	$—
Term loan B (a)	1,771.8	32.5	31.7	1,707.6	—
Capital lease obligations (b)	32.5	17.9	14.5	0.1	—
Interest payments relating to long-term debt (c)	237.4	82.2	131.0	24.2	—
Postretirement benefit payments (d)	0.3	—	0.1	0.1	0.1
Operating leases (e)	923.9	99.0	168.9	143.0	513.0
Total contractual cash obligations	$2,965.9	$231.6	$346.2	$1,875.0	$513.1
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the capital leases. Future capital lease obligations would change if we entered into additional capital lease agreements.

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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2013, which are included in this Annual Report on Form 10-K.

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
We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims, utilizing historical claims experience. Trends in healthcare costs could have a significant impact on anticipated claims. If actual claims are higher than anticipated, our accrual might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $1.3 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. A 1% change in the average Canadian exchange rate for the year ended December 31, 2013 would have impacted net income by approximately $0.4 million. Currency exposure of our Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate cap agreements to manage our exposure to interest rate changes. We have not designated any of the 2013 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. We designated our 2011 interest rate caps as cash flow hedges. The earnings impact of the derivatives designated as cash flow hedges were recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships was recognized in earnings. There was no significant ineffectiveness in the years ended December 31, 2013 or 2012.
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
In August 2011, we purchased three interest rate caps for an aggregate amount of approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeded 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each matured on August 16, 2013.
The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. At December 31, 2013 and 2012, the aggregate fair value of the interest rate caps was a $0.8 million asset recorded in "Other assets" and a less than $0.1 million asset recorded in "Other current assets", respectively, on the consolidated balance sheet. Unrealized gains or losses on the interest rate derivatives designated as cash flow hedges were included as a component of "Accumulated other comprehensive income." At December 31, 2012, there was a net unrealized loss totaling $0.2 million, net of tax benefits of $0.1 million. We were exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. We have only partially hedged our exposure to interest rate fluctuations on our variable rate debt.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2013 would have resulted in an increase in interest expense of approximately $2.4 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2013. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2013, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KAR Auction Services, Inc.:
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Indianapolis, Indiana
February 19, 2014

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Operating revenues
ADESA Auction Services	$1,118.6	$1,053.5	$1,017.4
IAA Salvage Services	830.0	716.1	700.1
AFC	224.7	193.8	168.8
Total operating revenues	2,173.3	1,963.4	1,886.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,232.2	1,087.1	1,035.2
Selling, general and administrative	490.0	419.1	389.4
Depreciation and amortization	194.4	190.2	179.8
Total operating expenses	1,916.6	1,696.4	1,604.4
Operating profit	256.7	267.0	281.9
Interest expense	104.7	119.4	143.1
Other income, net	(2.6)	(4.0)	(4.7)
Loss on modification/extinguishment of debt	5.4	—	53.5
Income before income taxes	149.2	151.6	90.0
Income taxes	81.5	59.6	17.8
Net income	$67.7	$92.0	$72.2
Net income per share
Basic	$0.49	$0.67	$0.53
Diluted	$0.48	$0.66	$0.52
Dividends declared per common share	$0.82	$0.19	$—

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$67.7	$92.0	$72.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(16.6)	7.3	(9.0)
Unrealized gain (loss) on interest rate derivatives, net of tax of $(0.2), $(0.2), and $0.9 for the years ended December 31, 2013, 2012 and 2011	0.2	(0.3)	1.6
Early termination of swap agreement, net of tax of $5.5 for the year ended December 31, 2011	—	—	9.0
Total other comprehensive income (loss), net of tax	(16.4)	7.0	1.6
Comprehensive income	$51.3	$99.0	$73.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$191.6	$108.7
Restricted cash	18.8	11.9
Trade receivables, net of allowances of $4.8 and $5.3	354.3	342.4
Finance receivables, net of allowances $8.0 and $8.0	1,099.6	996.2
Deferred income tax assets	36.2	35.4
Other current assets	91.0	86.8
Total current assets	1,791.5	1,581.4
Other assets
Goodwill	1,705.1	1,679.6
Customer relationships, net of accumulated amortization of $479.0 and $405.3	569.9	618.9
Other intangible assets, net of accumulated amortization of $219.6 and $168.9	307.1	305.2
Unamortized debt issuance costs	37.9	24.9
Other assets	11.9	11.6
Total other assets	2,631.9	2,640.2
Property and equipment, net of accumulated depreciation of $472.6 and $415.5	703.8	700.7
Total assets	$5,127.2	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2013	2012
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$435.5	$388.4
Accrued employee benefits and compensation expenses	63.9	63.5
Accrued interest	0.3	1.6
Other accrued expenses	93.0	75.8
Income taxes payable	2.3	0.6
Dividends payable	34.7	—
Obligations collateralized by finance receivables	772.4	713.3
Current maturities of long-term debt	32.5	43.7
Total current liabilities	1,434.6	1,286.9
Non-current liabilities
Long-term debt	1,734.7	1,774.6
Deferred income tax liabilities	354.8	318.6
Other liabilities	121.3	98.5
Total non-current liabilities	2,210.8	2,191.7
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
139,027,581 (2013)
136,657,645 (2012)	1.4	1.4
Additional paid-in capital	1,534.0	1,433.9
Accumulated deficit	(72.3)	(26.7)
Accumulated other comprehensive income	18.7	35.1
Total stockholders' equity	1,481.8	1,443.7
Total liabilities and stockholders' equity	$5,127.2	$4,922.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	135.5	$1.4	$1,381.6	$(164.9)	$26.5	$1,244.6
Net income				72.2		72.2
Other comprehensive income, net of tax					1.6	1.6
Issuance of common stock under stock plans	0.8		6.0			6.0
Stock-based compensation expense			17.0			17.0
Excess tax benefits from stock-based compensation			1.8			1.8
Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2
Net income				92.0		92.0
Other comprehensive income, net of tax					7.0	7.0
Issuance of common stock under stock plans	0.4		3.3			3.3
Stock-based compensation expense			23.2			23.2
Excess tax benefits from stock-based compensation			1.0			1.0
Cash dividends declared to stockholders ($0.19 per share)				$(26.0)		$(26.0)
Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7
Net income				67.7		67.7
Other comprehensive loss, net of tax					(16.4)	(16.4)
Issuance of common stock under stock plans	2.3		25.3			25.3
Stock-based compensation expense			67.2			67.2
Excess tax benefits from stock-based compensation			7.6			7.6
Cash dividends declared to stockholders ($0.82 per share)				(113.3)		(113.3)
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$67.7	$92.0	$72.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194.4	190.2	179.8
Provision for credit losses	11.7	9.5	8.3
Deferred income taxes	22.7	(3.7)	(3.5)
Amortization of debt issuance costs	11.1	7.1	10.1
Stock-based compensation	67.2	23.2	17.0
Contingent consideration adjustment	—	1.1	(4.6)
Loss (gain) on disposal of fixed assets	0.1	(1.5)	(0.2)
Loss on modification/extinguishment of debt	5.4	—	53.5
Other non-cash, net	5.5	13.2	9.8
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	11.8	(80.0)	1.5
Accounts payable and accrued expenses	36.4	39.1	(38.1)
Net cash provided by operating activities	434.0	290.2	305.8
Investing activities
Net increase in finance receivables held for investment	(118.8)	(126.5)	(120.1)
Acquisition of businesses, net of cash acquired	(45.8)	(1.1)	(214.6)
Purchases of property, equipment and computer software	(96.6)	(102.0)	(85.8)
Proceeds from the sale of property and equipment	0.2	5.7	0.3
(Increase) decrease in restricted cash	(6.9)	(3.7)	0.4
Net cash used by investing activities	(267.9)	(227.6)	(419.8)
Financing activities
Net increase (decrease) in book overdrafts	3.7	(24.1)	32.5
Net (decrease) increase in borrowings from lines of credit	—	(68.9)	68.9
Net increase in obligations collateralized by finance receivables	64.0	101.1	90.2
Proceeds from long-term debt	188.0	—	1,691.5
Payments for debt issuance costs/amendments	(26.0)	(3.4)	(30.6)
Payments on long-term debt	(52.7)	(17.0)	(1,153.1)
Payment for early extinguishment of debt	(188.4)	—	(600.7)
Payments on capital leases	(15.7)	(13.9)	(8.5)
Payments of contingent consideration and deferred acquisition costs	(1.6)	(5.6)	(3.9)
Initial net investment for interest rate caps	(2.2)	—	(1.1)
Issuance of common stock under stock plans	25.3	3.3	6.0
Excess tax benefits from stock-based compensation	7.6	1.0	1.8
Dividends paid to stockholders	(78.6)	(26.0)	—
Net cash (used by) provided by financing activities	(76.6)	(53.5)	93.0
Effect of exchange rate changes on cash	(6.6)	2.2	(0.7)
Net increase (decrease) in cash and cash equivalents	82.9	11.3	(21.7)
Cash and cash equivalents at beginning of period	108.7	97.4	119.1
Cash and cash equivalents at end of period	$191.6	$108.7	$97.4
Cash paid for interest	$89.8	$109.0	$136.8
Cash paid for taxes, net of refunds	$46.8	$65.3	$36.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

•
"2007 Transactions" refers to the following events: On December 22, 2006, KAR LLC entered into a definitive merger agreement to acquire ADESA. The merger occurred on April 20, 2007. Concurrently with the merger, IAA was contributed by affiliates of Kelso & Company and Parthenon Capital and IAA's management to KAR Auction Services. Both ADESA and IAA became wholly-owned subsidiaries of KAR Auction Services, which was wholly-owned by KAR LLC prior to the initial public offering. KAR Auction Services is the accounting acquirer, and the assets and liabilities of both ADESA and IAA were recorded at fair value as of April 20, 2007;

•
"ADESA" refers, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including OPENLANE, Inc. (together with OPENLANE, Inc.'s subsidiaries, "OPENLANE");

•
"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;

•	"Axle LLC" refers to Axle Holdings II, LLC, the former ultimate parent company of IAA and a holder of common equity interests in KAR LLC;

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

•	"Equity Sponsors" refers, collectively, to Kelso Investment Associates VII, L.P., GS Capital Partners VI, L.P., ValueAct Capital Master Fund, L.P. and Parthenon Investors II, L.P.;

•	"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries;

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"KAR LLC" refers to KAR Holdings II, LLC, which is owned by affiliates of the Equity Sponsors, other equity co-investors and management of the Company.
Business and Nature of Operations
As of December 31, 2013, we have a network of 65 ADESA whole car auction sites and 164 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

private label solutions powered with software developed by our wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 105 locations throughout the United States and Canada as of December 31, 2013. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases.
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
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We currently use four interest rate caps to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives is recorded in "Other assets" on the consolidated balance sheet. We have not designated any of the current interest

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate derivatives are recognized as "Interest expense" in the consolidated statement of income.
Foreign Currency Translation
Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a gain of $0.2 million for the year ended December 31, 2013, a gain of $0.4 million for the year ended December 31, 2012 and a loss of $0.9 million for the year ended December 31, 2011. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Restricted Cash
AFC Funding Corporation, a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve of 1 percent of total receivables sold to the group of bank purchasers as security for the receivables sold. Automotive Finance Canada, Inc. ("AFCI") is also required to maintain a cash reserve of 1 percent of total receivables sold to its securitization facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. AFC also maintains other cash reserves from time to time associated with its banking and vehicle service contract program insurance relationships.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
Unamortized Debt Issuance Costs
Debt issuance costs reflect the expenditures incurred in conjunction with Term Loan B, the bank credit facility and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized to interest expense using the effective interest method over the lives of the related debt issues.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

amount exceeds the fair value of the asset. The impairment analysis is based on our current business strategy, expected growth rates and estimated future economic and regulatory conditions.
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $116.1 million and $112.4 million at December 31, 2013 and 2012, respectively.
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
IAA Salvage Services
Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Most of the vehicles that are sold through auctions are consigned to IAA by the seller and held at IAA's facilities. IAA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. IAA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight-line basis, and certain buyer-related fees, which are recognized when payment is received.
AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2013	2012	2011
Interest and fee income	$211.1	$190.3	$163.7
Other revenue	10.7	10.7	11.2
Provision for credit losses	(9.6)	(7.2)	(6.1)
Other service revenue	12.5	—	—
	$224.7	$193.8	$168.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI, a service contract business, was acquired in June 2013. PWI receives advance payments for warranty contracts and unearned revenue is deferred and recognized over the terms of the contracts.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Note 3—Acquisitions
Some of our acquisitions from prior years include contingent payments related to revenues or unit volumes of certain vehicles sold subsequent to the purchase dates. We made payments for contingent consideration and deferred acquisition costs in 2013, 2012 and 2011 totaling approximately $1.6 million, $5.6 million and $3.9 million, respectively, of which approximately $0.1 million and $1.8 million resulted in additional goodwill for the years ended December 31, 2012 and 2011, respectively. In addition, in 2012 and 2011, we recorded and reversed contingent consideration of approximately $1.1 million and $4.6 million, respectively, related to certain prior year acquisitions based on revised forecasts which indicated the unit volumes required during the measurement period in order for the contingent consideration to become payable would or would not be met. The contingent consideration adjustments were recorded to "Other income, net" in the consolidated statements of income.
2013 Acquisitions
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
The purchase price of PWI Holdings, Inc., net of cash acquired, was $27.3 million. The acquired assets and liabilities were recorded based upon fair values, including $26.9 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $22.7 million. The goodwill is recorded in the AFC reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's statement of income for the year ended December 31, 2013.
In December 2013, the Company purchased the assets of High Tech Locksmiths ("HTL"), which specializes in products for the automotive industry. HTL is the largest provider of transponder, remote, high-security and car smart keys in North America. HTL utilizes technologically advanced equipment and processes that will benefit customers across the KAR business units. The purchased assets of HTL included accounts receivable, inventory, operating equipment, software, customer relationships and tradenames related to the business and are reflected in our consolidated balance sheet at December 31, 2013.
The purchase price of HTL, was approximately $24.6 million, which included estimated contingent payments and deferred costs with a present value of $7.6 million. The maximum amount of undiscounted contingent payments and deferred costs related to this acquisition could approximate $8.5 million. The acquired assets and liabilities were recorded based upon preliminary fair values, including $11.0 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The purchase accounting associated with this acquisition is preliminary, subject to determination of a working capital adjustment and final valuation results. The Company does not expect adjustments to the purchase accounting to be material. The acquisition resulted in goodwill of $3.7 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's statement of income for the year ended December 31, 2013.
2011 Acquisitions
In August 2011, ADESA entered into an Agreement and Plan of Merger (the "Merger Agreement") with OPENLANE. In October 2011, we completed the acquisition of OPENLANE, which became a wholly-owned subsidiary of ADESA. OPENLANE is a North American online automotive auction company that provides a market for online buyers and sellers of wholesale vehicles. OPENLANE offers its comprehensive remarketing solutions to auto manufacturers, captive finance companies, lease and daily rental companies, used vehicle dealers, financial institutions and wholesale auto auctions throughout the United States and Canada.
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
December 31, 2013, 2012 and 2011

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
Note 4—Stock-Based Compensation Plans
Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service and exit option awards, performance-based restricted stock units ("PRSUs"), KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR Auction Services, Inc. service and exit options and PRSUs as equity awards. In addition, we have classified the KAR LLC and Axle LLC profit interests as liability awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.
The compensation cost that was charged against income for all stock-based compensation plans was $67.2 million, $23.2 million and $17.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and the total income tax benefit recognized in the consolidated statement of income for options was approximately $5.4 million, $3.6 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. There is no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. We did not capitalize any stock-based compensation cost in the years ended December 31, 2013, 2012 or 2011. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2013	2012	2011
Service options	$2.7	$2.3	$1.2
Exit options	12.2	8.0	15.9
PRSUs	0.2	—	—
KAR LLC operating units - profit interests	6.1	6.9	0.3
KAR LLC value units - profit interests	18.4	—	—
Axle LLC operating units - profit interests	5.4	6.0	(0.4)
Axle LLC value units - profit interests	22.2	—	—
Total stock-based compensation expense	$67.2	$23.2	$17.0
Axle Holdings, Inc. Stock Incentive Plan - Service Options and Exit Options
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
On December 10, 2009, in conjunction with the initial public offering, all outstanding service options became fully vested and exercisable. In addition, the vesting criteria and exercisability of the exit options were modified to become based on the price per share of our common stock, rather than vest upon the achievement of certain specified performance goals at the time of an exit event. On March 1, 2013, the board of directors approved additional amendments to the outstanding exit options that previously vested based on a 90-day average closing price of the Company's common stock being above a stated dollar amount. Generally, such vesting terms were amended to require that the average closing price over a period of 90 trading days be greater than a specified dollar amount to instead requiring that the closing price be greater than the specified dollar amount over a period of 20 consecutive trading days. The incremental expense related to the modification was approximately $0.1 million. The exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan vested as follows:

Amount Vested	Vesting Conditions	Vested & Exercisable Date
25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $16.01*	May 2011
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $19.21*	January 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $22.41**	May 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $25.62**	August 2013

*
Additional vesting conditions met: (ii) the price of the Company's common stock on the last trading day of a 90 consecutive trading day period was greater than or equal to 85% of $16.01 and $19.21, respectively; and (iii) the option holder was a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above were satisfied.

For purposes of determining the vesting conditions, the "fair market value" of any share of Company common stock, on any date of determination, was the average for 90 consecutive trading days prior to such date of determination of the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock was then listed.

**
Additional vesting conditions met: (ii) the closing price of the Company's common stock exceeded $22.41 and $25.62, respectively, over a period of 20 consecutive trading days; and (iii) the option holder was a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above were satisfied.

For purposes of determining the vesting conditions, the "fair market value" of any share of Company common stock, on any date of determination, was the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock was then listed.
KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - Service Options, Exit Options and PRSUs
We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is approximately 6.5 million. The Omnibus Plan provides for the grant of options, restricted stock, stock appreciation rights, other stock-based awards and cash based awards.
In 2013, 2012 and 2011, we granted approximately 0.6 million, 0.7 million and 1.3 million service options, respectively, with a weighted average exercise price of $23.92, $16.18 and $15.05 per share, respectively, under the Omnibus Plan. The options have a ten year life and vest in four equal annual installments, commencing on the first anniversary of the respective grant dates.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The outstanding exit options granted in 2010 under the Omnibus Plan contain the same vesting criteria as the exit options noted below under the KAR Auction Services, Inc. Stock Incentive Plan.
In December 2013, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers of the Company. The PRSUs vest three years from the grant date if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels over the same period. We recognized compensation expense for the PRSUs of $0.2 million for the year ended December 31, 2013, and there was approximately $7.1 million of unrecognized compensation expense related to nonvested PRSUs which is expected to be recognized over a term of approximately 3.0 years.
KAR Auction Services, Inc. Stock Incentive Plan - Service Options and Exit Options
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
The Plan provided two types of stock options: service-related options, which were to vest ratably in four annual installments from the date of grant based upon the passage of time, and performance-related exit options, which were generally to become exercisable upon a change in equity control of KAR LLC. Under the exit options, in addition to the change in equity control requirement, the number of options that vest were to be determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors' achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to a minimum internal rate of return at the time of change in equity control. All vesting criteria was subject to continued employment with KAR LLC or affiliates thereof. Options were to be granted under the Plan at an exercise price of not less than the fair market value of a share of KAR Auction Services common stock on the date of grant and have a contractual life of ten years.
On December 10, 2009, in conjunction with the initial public offering, all outstanding service options became fully vested and exercisable. In addition, the vesting criteria and exercisability of the exit options were modified to become based on the price per share or our common stock, rather than vest upon the achievement of certain specified performance goals at the time of an exit event. On March 1, 2013, the board of directors approved additional amendments to the outstanding exit options that previously vested based on a 90-day average closing price of the Company's common stock being above a stated dollar amount. Generally, such vesting terms were amended to require that the average closing price over a period of 90 trading days be greater than a specified dollar amount to instead requiring that the closing price be greater than the specified dollar amount over a period of 20 consecutive trading days. As a result of this change, effective on March 1, 2013, approximately 1.4 million of such exit options became vested. The incremental expense related to the modification was approximately $0.8 million.
On November 6, 2013, another modification occurred stating that upon an exit event, exercisable stock option awards would not be canceled in exchange for cash and unexercisable options would not be canceled and forfeited, as specified in the Plan. As a result of the modification, there was no incremental compensation expense for the vested service and exit options under the Plan. The fair value of the vested service and exit options immediately before and immediately after the modification both approximated the intrinsic value of the respective options. However, the modification resulted in incremental compensation expense for the unvested exit options of approximately $32.6 million, which is being recognized through December 31, 2014.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan vest as follows:

Amount Vested	Vesting Conditions	Vested & Exercisable Date
25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $20.00*	March 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $25.00*	August 2013
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $30.00*	N/A
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $35.00*	N/A

*
Additional vesting conditions: (ii) the closing price of the Company's common stock exceeded $20.00 and $25.00, respectively, and must exceed $30.00 and $35.00, respectively, over a period of 20 consecutive trading days; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

For purposes of determining the vesting conditions, the "fair market value" of any share of Company common stock, on any date of determination, is the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.
Service Options Summary
The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2013:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	3,420,464	$13.31
Granted	569,621	23.92
Exercised	(1,029,260)	11.52
Forfeited	(159,498)	14.53
Canceled	(5,034)	10.78
Outstanding at December 31, 2013	2,796,293	$16.03	7.3 years	$37.7
Exercisable at December 31, 2013	1,184,587	$12.98	5.9 years	$19.6
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2013. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $29.55 on December 31, 2013. The total intrinsic value of service options exercised during the years ended December 31, 2013, 2012 and 2011 was $12.8 million, $3.4 million and $7.2 million, respectively. The fair value of all vested and exercisable service options at December 31, 2013, 2012 and 2011 was $35.0 million, $33.9 million and $22.0 million, respectively.
We recognized compensation expense for the service options of approximately $2.7 million, $2.3 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $6.2 million of unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 2.4 years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four years service period, using the straight-line attribution method. The weighted average fair value of the service options granted was $4.98 per share, $4.94 per share and $4.69 per share for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2013	2012	2011
Risk-free interest rate	0.535% - 0.985%	0.555% - 0.65%	0.625% - 1.69%
Expected life	4 years	4 years	4 years
Expected volatility	35.0%	38.0%	38.0%
Dividend yield	2.95% - 3.62%	0%	0%
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
Exit Options Summary
The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2013:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	6,183,071	$10.52
Granted	—	N/A
Exercised	(1,334,417)	9.85
Forfeited	(123,019)	10.87
Canceled	(3,049)	8.74
Outstanding at December 31, 2013	4,722,586	$10.67	4.1 years	$89.0
Exercisable at December 31, 2013	1,965,253	$10.43	4.0 years	$37.5
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2013. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $29.55 on December 31, 2013. The total intrinsic value of exit options exercised during the years ended December 31, 2013, 2012 and 2011 was $20.6 million, $0.2 million and $0.4 million, respectively. The fair value of all vested and exercisable exit options at December 31, 2013, 2012 and 2011 was $58.1 million, $1.9 million and $1.6 million, respectively.
The requisite service period and the fair value of the exit options were developed in consultation with independent valuation specialists. The original time horizons over which our stock price was projected to achieve the market conditions noted in the above tables ranged from 1.2 years to 3.9 years. As a result, compensation expense was originally recognized over

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

the derived service periods ranging from 1.2 years to 3.9 years. In connection with the modifications in 2013, incremental compensation expense is now being recognized over a new derived service period which ends December 31, 2014. We recognized compensation expense for these exit options of approximately $12.2 million, $8.0 million and $15.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $22.5 million of total unrecognized compensation expense related to the nonvested exit options which is expected to be recognized over 1.0 year.
Axle LLC Profit Interests
Axle LLC maintained two types of profit interests, operating units and value units, which were held by certain designated employees of IAA. A total of 191,152 operating units and 382,304 value units were maintained by Axle LLC and there were no changes to the terms and conditions of the units as a result of the merger transactions.
The service requirement for the operating units was fulfilled during 2008 and the operating units were fully vested from that time. The operating units were accounted for as liability awards and as such, compensation expense related to the operating units was recognized using the graded-vesting attribution method. Compensation expense related to the Axle LLC operating units was $5.4 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2011, $0.4 million of compensation expense for the Axle LLC operating units was reversed as the fair value of the operating units declined.
A portion of the value units vested upon a change in equity control of Axle LLC, as defined by the Axle LLC operating agreement. The number of value units that were eligible for a cash distribution was determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors' achievement of certain multiples on their original indirect equity investment in Axle Holdings subject to a minimum internal rate of return at the time of distribution. The Company did not record compensation expense related to the value units until it became probable that an exit event (for example, a sale of all of the Equity Sponsors stock) would occur. As such, no compensation expense was recorded for the value units prior to 2013. Compensation expense related to the Axle LLC value units was $22.2 million for the year ended December 31, 2013.
All of the compensation expense related to the Axle LLC operating units and value units has been recognized and paid.
KAR LLC Profit Interests
Prior to December 10, 2009, KAR LLC owned 100% of the outstanding shares of KAR Auction Services. The KAR LLC operating agreement provided for profit interests in KAR LLC to be granted and held by certain designated employees of the Company. Two types of profit interests were created by the KAR LLC operating agreement: (1) operating units, which vested in four equal installments from the grant date and (2) value units, which were eligible for distributions upon attaining certain performance hurdles. A total of 121,046 operating units and 363,139 value units were maintained by KAR LLC.
The service requirement for the operating units was fulfilled during 2011 and the operating units were fully vested from that time. The operating units were accounted for as liability awards and as such, compensation expense related to the operating units was recognized using the straight-line attribution method. The compensation expense of KAR LLC, which is for the benefit of Company employees, resulted in a capital contribution from KAR LLC to the Company and compensation expense for the Company. Compensation expense related to the KAR LLC operating units was $6.1 million, $6.9 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
A portion of the value units vested in connection with KAR LLC's sale of its shares in KAR Auction Services. The number of value units that were eligible for a cash distribution was determined based on the strike price and certain performance hurdles based on the Equity Sponsors and other investors' achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to a minimum internal rate of return at the time of distribution. The Company did not record compensation expense related to the value units until it became probable that the performance conditions associated with the value units would be achieved. As such, no compensation expense was recorded for the value units prior to the achievement of the performance conditions in 2013. Compensation expense related to the KAR LLC value units was $18.4 million for the year ended December 31, 2013.
All of the compensation expense related to the KAR LLC operating units and value units has been recognized and paid.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

KAR Auction Services, Inc. Employee Stock Purchase Plan
Our board of directors and stockholders adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009 and the ESPP was implemented in the second quarter of 2010. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP and at December 31, 2013, 767,553 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.
Note 5—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$67.7	$92.0	$72.2
Weighted average common shares outstanding	137.9	136.5	136.0
Effect of dilutive stock options	2.9	2.5	1.8
Weighted average common shares outstanding and potential common shares	140.8	139.0	137.8
Net income per share
Basic	$0.49	$0.67	$0.53
Diluted	$0.48	$0.66	$0.52
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.3 million, 0.4 million and 0.9 million options were excluded from the calculation of diluted net income per share for the years ended December 31, 2013, 2012 and 2011, respectively. Total options outstanding at December 31, 2013, 2012 and 2011 were 7.5 million, 9.6 million and 9.6 million, respectively.
Note 6—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2013	2012	2011
Allowance for Credit Losses
Balance at beginning of period	$8.0	$9.0	$9.7
Provision for credit losses	9.6	7.2	6.1
Recoveries	3.7	3.4	4.5
Less charge-offs	(13.3)	(11.6)	(11.3)
Balance at end of period	$8.0	$8.0	$9.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2013	2012	2011
Allowance for Doubtful Accounts
Balance at beginning of period	$5.3	$6.4	$6.3
Provision for credit losses	2.1	2.3	2.2
Less net charge-offs	(2.6)	(3.4)	(2.1)
Balance at end of period	$4.8	$5.3	$6.4
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain eligible finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at December 31, 2013.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $650 million to $800 million and extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. In the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of a portion of the unamortized securitization issuance costs.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. In June 2013, AFCI entered into the Second Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 30, 2014 to June 30, 2016. In addition, certain of the covenants and termination events in the Canadian Receivables Purchase Agreement that are tied to the performance of the finance receivables portfolio were modified. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at December 31, 2013. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2013
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2013
Floorplan receivables	$1,099.8	$5.1	$9.6
Other loans	7.8	—	—
Total receivables managed	$1,107.6	$5.1	$9.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

	December 31, 2012
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent	Net Credit Losses During 2012
Floorplan receivables	$996.2	$3.8	$8.0
Other loans	8.0	—	0.2
Total receivables managed	$1,004.2	$3.8	$8.2
AFC's allowance for losses was $8.0 million at December 31, 2013 and 2012.
As of December 31, 2013 and 2012, $1,100.2 million and $996.0 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $772.4 million and $713.3 million of obligations collateralized by finance receivables at December 31, 2013 and 2012, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2013, we were in compliance with the covenants in the securitization agreements.
Note 8—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2011	$959.2	$523.4	$196.9	$1,679.5
Increase for acquisition activity	—	0.1	—	0.1
Balance at December 31, 2012	$959.2	$523.5	$196.9	$1,679.6
Increase for acquisition activity	3.7	—	22.7	26.4
Other	(0.3)	—	(0.6)	(0.9)
Balance at December 31, 2013	$962.6	$523.5	$219.0	$1,705.1
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. At December 31, 2012, there was $1,679.6 million of goodwill recorded on our consolidated balance sheet that was recorded as a result of the merger transactions, post merger acquisitions and contingent consideration related to prior year acquisitions. Goodwill increased in 2013 as a result of acquisitions. Most of the goodwill resulting from the businesses acquired in 2013 is not expected to be deductible for tax purposes.
A summary of customer relationships is as follows (in millions):

		December 31, 2013			December 31, 2012
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$1,048.9	$(479.0)	$569.9	$1,024.2	$(405.3)	$618.9
The decrease in customer relationships in 2013 was primarily related to the amortization of existing customer relationships, partially offset by increases for acquisition activity.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

A summary of other intangibles is as follows (in millions):

		December 31, 2013			December 31, 2012
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$198.6	$(2.8)	$195.8	$197.1	$(1.8)	$195.3
Computer software & technology	3 - 7	302.4	(193.0)	109.4	251.5	(144.0)	107.5
Covenants not to compete	1 - 5	25.7	(23.8)	1.9	25.5	(23.1)	2.4
Total		$526.7	$(219.6)	$307.1	$474.1	$(168.9)	$305.2
Other intangibles increased in 2013 primarily as a result of computer software additions, as well as increases in technology and tradenames as a result of acquisitions, partially offset by amortization.
Amortization expense for customer relationships and other intangibles was $130.1 million, $117.8 million and $108.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for the next five years is $126.9 million for 2014, $118.5 million for 2015, $103.0 million for 2016, $83.8 million for 2017 and $64.9 million for 2018.
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2013	2012
Land		$246.3	$257.9
Buildings	5 - 40	228.3	232.1
Land improvements	5 - 20	145.3	141.7
Building and leasehold improvements	3 - 33	273.8	231.7
Furniture, fixtures and equipment	1 - 10	254.5	231.8
Vehicles	3 - 6	9.2	6.3
Construction in progress		19.0	14.7
		1,176.4	1,116.2
Accumulated depreciation		(472.6)	(415.5)
Property and equipment, net		$703.8	$700.7
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $64.3 million, $72.4 million and $71.7 million, respectively.
We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2013	2012
Furniture, fixtures and equipment	$73.6	$53.1
Accumulated depreciation	(40.8)	(23.6)
Capital lease assets	$32.8	$29.5

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$24.0	$24.0
Net payments	(59.3)	(51.0)
Expense	63.1	51.0
Balance at end of period	$27.8	$24.0
Individual stop-loss coverage for medical benefits was $0.4 million in 2013 and $0.3 million in 2012. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile, general liability and workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in both the 2013 and 2012 policy years. Once the $1.0 million corridor deductible is met, the deductible reverts back to $0.5 million per occurrence. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $25.0 million and $20.0 million for the 2013 and 2012 policy years, respectively.
Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate		Maturity	2013	2012
Term Loan B	Adjusted LIBOR	+ 2.75%	May 18, 2017	$1,771.8	$1,674.5
$250 million revolving credit facility	Adjusted LIBOR	+ 3.50%	May 18, 2016	—	—
Floating rate senior notes	LIBOR	+ 4.00%		—	150.0
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,771.8	1,824.5
Unamortized debt discount				(4.6)	(6.2)
Current portion of long-term debt				(32.5)	(43.7)
Long-term debt				$1,734.7	$1,774.6
The weighted average interest rate on our variable rate debt was 3.75% and 4.94% at December 31, 2013 and 2012.
Credit Facilities
On May 19, 2011, we established a $1.7 billion, six year senior secured term loan facility (Term Loan B in the table above) and a $250 million, five year senior secured revolving credit facility ($250 million revolving credit facility in the table above), the terms of which are set forth in the Credit Agreement, dated as of May 19, 2011. Concurrently with our entry into the Credit Agreement, we terminated our previous credit facility, dated as of April 20, 2007 (as amended, the "2007 Credit Agreement"). On May 19, 2011, we paid all principal outstanding and interest due under the 2007 Credit Agreement. No early termination penalties were incurred by the Company in connection with the termination of the 2007 Credit Agreement;

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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
In March 2013, we entered into the Second Amendment to the Credit Agreement. The amendment increased Term Loan B $150.0 million to $1.8 billion and decreased the interest rate on Term Loan B to Adjusted LIBOR plus 2.75% from Adjusted LIBOR plus 3.75%. In addition, the Adjusted LIBOR rate floor decreased to 1.0% from 1.25%. For the year ended December 31, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. The additional $150.0 million in proceeds received from Term Loan B were used to redeem the floating rate senior notes due 2014 on April 3, 2013.
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
Term Loan B was issued at a discount of $8.5 million. The discount is being amortized to interest expense over the six year term of the loan. Term Loan B is payable in quarterly installments equal to 0.25% of the aggregate principal amount as of the Second Amendment effective date, and commenced on March 31, 2013. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, the Company has determined that an excess cash flow payment of $32.5 million will be made in April 2014. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $8.7 million of Term Loan B for the year ended December 31, 2013. The prepayments were credited to prepay in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B, and thereafter to the remaining scheduled quarterly installments of Term Loan B on a pro rata basis. As such, after the debt prepayments, there are no further quarterly installments due until June 30, 2015.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and perfected first-priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first-tier foreign subsidiaries and (b) perfected first-priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on capital expenditures, asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2013.
Term Loan B bears interest at an Adjusted LIBOR rate plus 2.75% (with an Adjusted LIBOR rate floor of 1.0% per annum) and revolving loan borrowings at an Adjusted LIBOR rate plus 3.50%; however, for specified types of borrowings, the Company may elect to make term loan borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.75% and revolving loan borrowings at a Base Rate plus 2.50%. The rate on Term Loan B was 3.75% at December 31, 2013. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate will step down by 25 basis points. The Company also pays a commitment fee of 50 basis points, payable quarterly, on the average daily unused amount of

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

the credit facility. The fee may step down to 37.5 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
There were no borrowings on the revolving credit facility at December 31, 2013 and 2012, respectively. In addition, we had related outstanding letters of credit in the aggregate amount of $26.3 million and $23.6 million at December 31, 2013 and 2012, respectively, which reduce the amount available for borrowings under the credit facility.
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
In April 2013, we redeemed the $150.0 million floating rate senior notes with the additional proceeds received as part of the Second Amendment to the Credit Agreement. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes.
Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 150 basis points. There were no borrowings under the Canadian line of credit at December 31, 2013 or 2012. There were related letters of credit outstanding totaling approximately C$1.2 million at December 31, 2013 and 2012, respectively, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.
Future Principal Payments
At December 31, 2013, aggregate future principal payments on long-term debt are as follows (in millions):

2014	$32.5
2015	13.6
2016	18.1
2017	1,707.6
2018	—
Thereafter	—
$1,771.8

Note 12—Financial Instruments
Our derivative activities are initiated within the guidelines of documented corporate risk management policies. We do not enter into any derivative transactions for speculative or trading purposes.
Interest Rate Risk Management
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Currently, interest rate cap agreements are used to accomplish this objective. In August 2013, we purchased four interest rate caps for an aggregate amount of approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when three-month LIBOR exceeds 1.0%. The interest rate cap agreements each had an effective date of August 16, 2013 and each mature on August 16, 2015. The

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

unamortized portion of the $2.2 million investment is recorded in “Other assets” on the consolidated balance sheet and is being amortized over the remaining life of the interest rate caps to interest expense. We have not designated any of the current interest rate caps as hedges for accounting purposes. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.
In August 2011, we purchased three interest rate caps for approximately $1.1 million with an aggregate notional amount of $925 million to manage our exposure to interest rate movements on our variable rate Term Loan B credit facility when one-month LIBOR exceeded 1.25%. The interest rate cap agreements each had an effective date of August 16, 2011 and each matured on August 16, 2013. The $1.1 million investment was amortized over the life of the interest rate caps to interest expense. The 2011 interest rate caps were designated as cash flow hedges.
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The following tables present the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

	Asset Derivatives
	December 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2013 Interest rate caps	Other assets	$0.8	Other assets	N/A

Asset Derivatives
	December 31, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2011 Interest rate caps	Other current assets	N/A	Other assets	$—
We have not designated any of the 2013 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized in Income on Derivative
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2013	2012	2011
2013 Interest rate caps	Interest expense	$(1.4)	N/A	N/A

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The earnings impact of the 2011 interest rate derivatives designated as cash flow hedges was recorded upon the recognition of the interest related to the hedged debt. Any ineffectiveness in the hedging relationships was recognized in earnings; however, there was no significant ineffectiveness in 2013, 2012 or 2011. Unrealized gains or losses on the 2011 interest rate derivatives were included as a component of "Accumulated other comprehensive income." At December 31, 2012, there was a net unrealized loss totaling $0.2 million, net of tax benefits of $0.1 million. The following table presents the effect of the 2011 interest rate derivatives on our statement of equity and consolidated statements of income for the periods presented (in millions):

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,			Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	2013	2012		2013	2012
2011 Interest rate caps	N/A	$(0.5)	Interest expense	N/A	$—
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
As of December 31, 2013 and 2012, the estimated fair value of our long-term debt amounted to $1,778.5 million and $1,843.5 million, respectively. The estimates of fair value are based on broker-dealer quotes for our debt as of December 31, 2013 and 2012. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 13—Leasing Agreements
We lease property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2035. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with ASC 840, Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Other liabilities" on the consolidated balance sheet.
We also lease furniture, fixtures and equipment under capital leases. The economic substance of the leases is that we are financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

liabilities. The capital lease liabilities are included in "Other accrued expenses" and "Other liabilities" on the consolidated balance sheet. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2013 are as follows (in millions):

	Operating Leases	Capital Leases
2014	$99.0	$17.9
2015	89.4	9.8
2016	79.5	4.7
2017	74.3	0.1
2018	68.7	—
Thereafter	513.0	—
	$923.9	$32.5
Less: interest portion of capital leases		1.8
Total		$30.7
Total lease expense for the years ended December 31, 2013, 2012 and 2011 was $111.1 million, $96.1 million and $90.0 million, respectively.
Note 14—Income Taxes
The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Income before income taxes:
Domestic	$88.6	$92.4	$26.0
Foreign	60.6	59.2	64.0
Total	$149.2	$151.6	$90.0
Income tax expense (benefit):
Current:
Federal	$27.3	$35.2	$(13.5)
Foreign	23.6	21.9	26.4
State	7.9	6.2	8.4
Total current provision	58.8	63.3	21.3
Deferred:
Federal	22.7	0.8	4.3
Foreign	(2.6)	(3.0)	(4.4)
State	2.6	(1.5)	(3.4)
Total deferred provision	22.7	(3.7)	(3.5)
Income tax expense	$81.5	$59.6	$17.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	4.9%	2.5%	1.2%
Reserves for tax exposures	0.7%	1.2%	(18.5)%
Change in valuation allowance	2.8%	(3.1)%	—%
International operations	(0.2)%	—%	0.5%
Profit interests	12.2%	3.0%	—%
Other, net	(0.8)%	0.7%	1.6%
Effective rate	54.6%	39.3%	19.8%
During 2013, the effective tax rate was impacted by $52.1 million in profit interest expense which is not deductible for income tax purposes and from the establishment of a valuation allowance against certain state net operating losses. During 2012, the effective tax rate benefited from the recognition of previously unrecognized deferred tax assets related to foreign tax credits and state net operating losses. During 2011, the effective rate benefited from the reversal of $18.6 million in tax reserves for uncertain tax positions due to the expiration of certain statute of limitations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2013	2012
Gross deferred tax assets:
Allowances for trade and finance receivables	$4.8	$5.1
Accruals and liabilities	42.2	34.0
Employee benefits and compensation	37.7	36.8
Interest rate cap	0.4	0.1
Net operating loss carryforwards	37.8	39.8
Investment basis difference	1.2	1.7
Foreign tax credit	3.1	3.4
Other	5.9	3.2
Total deferred tax assets	133.1	124.1
Deferred tax asset valuation allowance	(20.3)	(12.6)
Total	112.8	111.5
Gross deferred tax liabilities:
Property and equipment	(84.4)	(55.1)
Goodwill and intangible assets	(329.8)	(337.3)
Other	(17.2)	(2.3)
Total	(431.4)	(394.7)
Net deferred tax liabilities	$(318.6)	$(283.2)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

The gross tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2014	$0.2
2015	0.7
2016	0.1
2017	0.2
2018	0.3
2019 to 2033	36.3
$37.8
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $143.8 million at December 31, 2013. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, tax expense would need to be recognized at the U.S. statutory rate, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $19.8 million, $34.6 million and $0.3 million in 2013, 2012 and 2011, respectively. State and foreign income taxes paid by us, net of refunds, totaled $27.0 million, $30.7 million and $36.2 million in 2013, 2012 and 2011, respectively.
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2013	2012
Balance at beginning of period	$19.2	$17.4
Increase in prior year tax positions	2.1	2.1
Decrease in prior year tax positions	(0.2)	(0.1)
Increase in current year tax positions	0.9	1.0
Settlements	—	(0.3)
Lapse in statute of limitations	(0.8)	(0.9)
Balance at end of period	$21.2	$19.2
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $11.4 million and $11.2 million at December 31, 2013 and 2012, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $5.8 million and $4.6 million in 2013 and 2012, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Australia and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2007.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $1.5 to $3.0 million decrease.
Note 15—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. In 2011, the Company matched 50 percent of participant contributions up to 4 percent. Effective January 1, 2012, we began to match 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2013, 2012 and 2011 we contributed $8.3 million, $7.7 million and $3.4 million, respectively.
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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.1 million and $0.2 million at December 31, 2013 and December 31, 2012, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

IAA—Lower Duwamish Waterway
On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site, but the EPA has not yet issued a final plan for remediating the site. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.
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
Note 17—Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in millions):

	December 31,
	2013	2012
Foreign currency translation gain	$18.5	$35.1
Unrealized loss on interest rate derivatives, net of tax	—	(0.2)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive income	$18.7	$35.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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

The following tables summarize our financial assets measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013 Interest rate caps	$0.8	$—	$0.8	$—

Interest Rate Caps - Under the interest rate cap agreements purchased in August 2013, we receive interest on a notional amount when three-month LIBOR exceeds 1.0%. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.
Note 19—Related Party Transactions
Financial Advisory Agreements
We paid the Equity Sponsors travel expenses related to KAR Auction Services, pursuant to the terms contained in the financial advisory agreements. We paid the Equity Sponsors approximately $0.2 million, $0.1 million and $0.1 million for travel expenses for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Registration Rights Agreement
At December 31, 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management no longer held an interest in our outstanding common stock directly or indirectly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. For the years ended December 31, 2013 and 2012, pursuant to the registration statement, KAR LLC sold 91,328,660 and 15,525,000, respectively, of its shares in KAR Auction Services. We incurred expenses of approximately $1.7 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively, related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,118.6	$830.0	$224.7	$—	$2,173.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	629.9	545.9	56.4	—	1,232.2
Selling, general and administrative	252.3	82.4	26.2	129.1	490.0
Depreciation and amortization	87.9	73.8	27.6	5.1	194.4
Total operating expenses	970.1	702.1	110.2	134.2	1,916.6
Operating profit (loss)	148.5	127.9	114.5	(134.2)	256.7
Interest expense	1.0	0.8	16.7	86.2	104.7
Other (income) expense, net	(2.7)	(0.7)	0.7	0.1	(2.6)
Loss on modification/extinguishment of debt	—	—	0.7	4.7	5.4
Intercompany expense (income)	59.9	38.4	(19.9)	(78.4)	—
Income (loss) before income taxes	90.3	89.4	116.3	(146.8)	149.2
Income taxes	40.1	32.8	40.2	(31.6)	81.5
Net income (loss)	$50.2	$56.6	$76.1	$(115.2)	$67.7
Assets	$2,296.4	$1,198.2	$1,547.5	$85.1	$5,127.2
Capital expenditures	$41.5	$39.4	$6.3	$9.4	$96.6
Financial information regarding our reportable segments is set forth below for the year ended December 31, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,053.5	$716.1	$193.8	$—	$1,963.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	595.7	449.5	41.9	—	1,087.1
Selling, general and administrative	249.3	69.8	21.3	78.7	419.1
Depreciation and amortization	96.9	68.1	23.3	1.9	190.2
Total operating expenses	941.9	587.4	86.5	80.6	1,696.4
Operating profit (loss)	111.6	128.7	107.3	(80.6)	267.0
Interest expense	1.1	1.4	15.0	101.9	119.4
Other (income) expense, net	(2.6)	(1.2)	—	(0.2)	(4.0)
Intercompany expense (income)	60.2	38.3	(17.8)	(80.7)	—
Income (loss) before income taxes	52.9	90.2	110.1	(101.6)	151.6
Income taxes	14.5	33.7	46.0	(34.6)	59.6
Net income (loss)	$38.4	$56.5	$64.1	$(67.0)	$92.0
Assets	$2,270.1	$1,228.9	$1,386.5	$36.8	$4,922.3
Capital expenditures	$42.4	$47.3	$7.0	$5.3	$102.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2011 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,017.4	$700.1	$168.8	$—	$1,886.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	582.3	415.3	37.6	—	1,035.2
Selling, general and administrative	219.6	82.3	22.1	65.4	389.4
Depreciation and amortization	88.1	65.8	24.7	1.2	179.8
Total operating expenses	890.0	563.4	84.4	66.6	1,604.4
Operating profit (loss)	127.4	136.7	84.4	(66.6)	281.9
Interest expense	1.0	2.1	12.0	128.0	143.1
Other (income) expense, net	0.3	(5.3)	—	0.3	(4.7)
Loss on modification/extinguishment of debt	—	—	—	53.5	53.5
Intercompany expense (income)	52.4	38.3	(14.4)	(76.3)	—
Income (loss) before income taxes	73.7	101.6	86.8	(172.1)	90.0
Income taxes	17.9	36.1	29.6	(65.8)	17.8
Net income (loss)	$55.8	$65.5	$57.2	$(106.3)	$72.2
Assets	$2,281.1	$1,177.7	$1,282.4	$37.9	$4,779.1
Capital expenditures	$45.5	$34.6	$5.7	$—	$85.8
Geographic Information
Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions) :

	Year Ended December 31,
	2013	2012	2011
Operating revenues
U.S.	$1,854.0	$1,641.1	$1,563.9
Foreign	319.3	322.3	322.4
	$2,173.3	$1,963.4	$1,886.3

	December 31,
	2013	2012
Long-lived assets
U.S.	$3,127.0	$3,097.3
Foreign	208.7	243.6
	$3,335.7	$3,340.9
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2013, 2012 and 2011

Note 21—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2013 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$557.6	$541.4	$533.7	$540.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	331.4	298.9	296.2	305.7
Selling, general, and administrative expenses	100.8	112.2	120.3	156.7
Depreciation and amortization	47.3	49.0	49.6	48.5
Total operating expenses	479.5	460.1	466.1	510.9
Operating profit	78.1	81.3	67.6	29.7
Interest expense	28.8	24.5	26.0	25.4
Other (income) expense, net	(0.6)	(1.1)	(0.8)	(0.1)
Loss on modification/extinguishment of debt	3.8	1.6	—	—
Income before income taxes	46.1	56.3	42.4	4.4
Income taxes	17.0	22.9	19.6	22.0
Net income (loss)	$29.1	$33.4	$22.8	$(17.6)
Basic net income (loss) per share of common stock	$0.21	$0.24	$0.16	$(0.13)
Diluted net income (loss) per share of common stock	$0.21	$0.24	$0.16	$(0.13)

2012 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$506.9	$487.9	$474.9	$493.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	269.4	263.2	264.1	290.4
Selling, general, and administrative expenses	114.1	103.5	102.3	99.2
Depreciation and amortization	48.6	48.0	46.8	46.8
Total operating expenses	432.1	414.7	413.2	436.4
Operating profit	74.8	73.2	61.7	57.3
Interest expense	30.3	29.6	29.9	29.6
Other (income) expense, net	0.1	(0.5)	(1.2)	(2.4)
Income before income taxes	44.4	44.1	33.0	30.1
Income taxes	18.4	20.2	13.8	7.2
Net income	$26.0	$23.9	$19.2	$22.9
Basic net income per share of common stock	$0.19	$0.18	$0.14	$0.17
Diluted net income per share of common stock	$0.19	$0.17	$0.14	$0.16

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 7, 2014, are as follows:
James P. Hallett, 60, Chief Executive Officer and Director.  Mr. Hallett has been our Chief Executive Officer since September 2009. Mr. Hallett was President and Chief Executive Officer of ADESA between April 2007 and September 2009. Mr. Hallett previously served in the following positions between August 1996 and May 2005: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction.
Warren W. Byrd, 51, Executive Vice President of Corporate Development and Real Estate.  Mr. Byrd has been Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.
Thomas J. Caruso, 54, Chief Client Officer.  Mr. Caruso has been Chief Client Officer since January 2014. Mr. Caruso was the President and Chief Executive Officer of ADESA from September 2009 to January 2014. Mr. Caruso previously was the Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.
Donald S. Gottwald, 47, Chief Executive Officer of AFC.  Mr. Gottwald has been Chief Executive Officer of AFC since January 2009. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and serves on the association's board of directors.
Peter J. Kelly, 45, Chief Technology Officer.  Mr. Kelly has been the Chief Technology Officer since June 2013. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Previously, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of OPENLANE from May 2008 to February 2010. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2008.
Eric M. Loughmiller, 54, Executive Vice President and Chief Financial Officer.  Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

Thomas C. O'Brien, 60, Chief Executive Officer of IAA and Director.  Mr. O'Brien became Chief Executive Officer of IAA in November 2000. Mr. O'Brien also served as President of IAA from November 2000 to June 2011. Prior to joining IAA, Mr. O'Brien served as President of Thomas O'Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996. Mr. O'Brien is also a director of the Core Logic Corporation.
Rebecca C. Polak, 43, Executive Vice President, General Counsel and Secretary.  Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.
Lisa A. Price, 39, Executive Vice President of Human Resources.  Ms. Price has been the Executive Vice President of Human Resources since June 2013. Ms. Price previously served as the Vice President of Employment and Litigation Counsel of the Company from November 2005 to June 2013. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.
Benjamin Skuy, 51, Executive Vice President of International Markets and Strategic Initiatives.  Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.
Stephane St-Hilaire, 45, Chief Executive Officer and President of ADESA. Mr. St-Hilaire has been the Chief Executive Officer and President of ADESA since January 2014. Mr. St-Hilaire previously served in the following positions between March 1998 and January 2014: President and Chief Operating Officer of ADESA Auctions Canada Corporation from September 2009 to January 2014; Regional Vice President Eastern Canada and General Manager of ADESA Montreal from September 1999 to September 2009; and Chief Financial Officer of ADESA Canada from March 1998 to September 1999. Prior to joining ADESA, Mr. St-Hilaire served as controller at AIT Corporation.
David Vignes, 51, Executive Vice President of Enterprise Optimization.  Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2014 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	7,741,999	$12.70	3,703,415
Equity compensation plans not approved by security holders	—	—	—
Total	7,741,999	$12.70	3,703,415

(1)
Includes (a) service options, exit options and performance-based restricted stock units ("PRSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan; and (c) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the time of the merger on April 20, 2007. In December 2013, we granted a target amount of 223,120 PRSUs which vest in three years if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels. As such, the target amount of 223,120 PRSUs has been included the table above.

(2)
Awards issued post-merger by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $27.59. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $6.41 to $8.52. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs.

(3)
The number of securities available for future issuance includes (a) 2,935,862 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 767,553 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report not misleading. Additional information about KAR Auction Services may be found elsewhere in this Annual Report on Form 10-K and KAR Auction Services, Inc.'s other public filings, which are available without charge through the SEC's website at http://www.sec.gov. See Item 1, "Business—Available Information."

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Auction Services, Inc.

By:	/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer
February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Director	February 19, 2014
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 19, 2014
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ DAVID J. AMENT	Director	February 19, 2014
David J. Ament

/s/ RYAN M. BIRTWELL	Director	February 19, 2014
Ryan M. Birtwell

/s/ BRIAN T. CLINGEN	Chairman of the Board and Director	February 19, 2014
Brian T. Clingen

/s/ DONNA R. ECTON	Director	February 19, 2014
Donna R. Ecton

/s/ ROBERT M. FINLAYSON	Director	February 19, 2014
Robert M. Finlayson

/s/ PETER R. FORMANEK	Director	February 19, 2014
Peter R. Formanek

/s/ MICHAEL B. GOLDBERG	Director	February 19, 2014
Michael B. Goldberg

/s/ MICHAEL T. KESTNER	Director	February 19, 2014
Michael T. Kestner

/s/ CHURCH M. MOORE	Director	February 19, 2014
Church M. Moore

Signature	Title	Date

/s/ THOMAS C. O'BRIEN	Director	February 19, 2014
Thomas C. O'Brien

/s/ STEPHEN E. SMITH	Director	February 19, 2014
Stephen E. Smith

/s/ JONATHAN P. WARD	Director	February 19, 2014
Jonathan P. Ward

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1		Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008

4.2		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1a		Credit Agreement, dated May 19, 2011, among KAR Auction Services, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, as sole lead arranger, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Barclays Capital and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent, and Barclays Bank PLC and Deutsche Bank Securities Inc., as co-documentation agents	10-Q	001-34568	10.1	8/9/2011

10.1b		First Amendment to Credit Agreement, dated as of November 29, 2012, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	11/30/2012
10.1c		Second Amendment to Credit Agreement, dated as of March 12, 2013, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-34568	10.1	3/13/2013

10.1d		Incremental Term Loan Agreement No. 1, dated as of March 12, 2013, among the Incremental Term Loan Lenders, KAR Auction Services, Inc., the other Loan Parties hereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.2	3/13/2013

10.2		Guarantee and Collateral Agreement, dated May 19, 2011, made by KAR Auction Services, Inc. and certain of its Subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	10-Q	001-34568	10.2	8/9/2011
10.3		Intellectual Property Security Agreement, dated May 19, 2011, made by KAR Auction Services, Inc., ADESA, Inc., Automotive Finance Corporation, Automotive Finance Consumer Division, LLC and Insurance Auto Auctions, Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the secured parties (as defined in the Credit Agreement)	10-Q	001-34568	10.3	8/9/2011

10.4	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.6	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.7	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.8a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.8b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.9	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Thomas Caruso	8-K	001-34568	10.3	12/17/2013

10.11	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.4	12/17/2013

10.12	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.13	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak					X

10.14a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.14b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012

10.14c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012

10.14d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012

10.15a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.15b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.16	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.17a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.17b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.17c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.17d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.17e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.17f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.18a	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013

10.18b	^	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 21, 2013					X

10.19a	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

10.19b	^	Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated November 22, 2013					X

10.20a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.22a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.23a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.24a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.24b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.25a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.25b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.26a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.26b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.27a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.27b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.28	Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.29	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended April 19, 2013	10-Q	001-34568	10.3	5/2/2013

10.30a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.30b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.30c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.31	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.32	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.33	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.34	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.35	*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	001-34568	10.2	12/17/2013

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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