Form 10-Q
period 2014-03-31
KAR Auction Services, Inc.
filed 2014-05-06
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2014, 139,799,375 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues
ADESA Auction Services	$298.1	$283.6
IAA Salvage Services	225.0	221.6
AFC	60.7	52.4
Total operating revenues	583.8	557.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	324.5	331.4
Selling, general and administrative	126.8	100.8
Depreciation and amortization	48.1	47.3
Total operating expenses	499.4	479.5
Operating profit	84.4	78.1
Interest expense	24.1	28.8
Other income, net	(0.5)	(0.6)
Loss on extinguishment/modification of debt	30.3	3.8
Income before income taxes	30.5	46.1
Income taxes	9.8	17.0
Net income	$20.7	$29.1
Net income per share
Basic	$0.15	$0.21
Diluted	$0.15	$0.21
Dividends declared per common share	$0.25	$0.19

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$20.7	$29.1
Other comprehensive loss, net of tax
Foreign currency translation loss	(8.5)	(6.0)
Unrealized gain on interest rate derivatives, net of tax of $(0.1) for the three months ended March 31, 2013	—	0.1
Total other comprehensive loss, net of tax	(8.5)	(5.9)
Comprehensive income	$12.2	$23.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31,	December 31
	2014	2013
Assets
Current assets
Cash and cash equivalents	$251.2	$191.6
Restricted cash	14.9	18.8
Trade receivables, net of allowances of $5.3 and $4.8	457.4	354.3
Finance receivables, net of allowances $8.0 and $8.0	1,099.9	1,099.6
Deferred income tax assets	36.2	36.2
Other current assets	94.5	91.0
Total current assets	1,954.1	1,791.5
Other assets
Goodwill	1,705.4	1,705.1
Customer relationships, net of accumulated amortization of $496.3 and $479.0	546.9	569.9
Other intangible assets, net of accumulated amortization of $230.2 and $219.6	304.9	307.1
Unamortized debt issuance costs	20.9	37.9
Other assets	9.2	11.9
Total other assets	2,587.3	2,631.9
Property and equipment, net of accumulated depreciation of $486.1 and $472.6	693.6	703.8
Total assets	$5,235.0	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31
	2014	2013
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$587.8	$435.5
Accrued employee benefits and compensation expenses	53.0	63.9
Accrued interest	0.3	0.3
Other accrued expenses	99.3	93.0
Income taxes payable	0.3	2.3
Dividends payable	34.9	34.7
Obligations collateralized by finance receivables	757.6	772.4
Current maturities of long-term debt	17.7	32.5
Total current liabilities	1,550.9	1,434.6
Non-current liabilities
Long-term debt	1,749.5	1,734.7
Deferred income tax liabilities	334.7	354.8
Other liabilities	116.0	121.3
Total non-current liabilities	2,200.2	2,210.8
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2014: 139,714,661
December 31, 2013: 139,027,581	1.4	1.4
Additional paid-in capital	1,558.8	1,534.0
Accumulated deficit	(86.5)	(72.3)
Accumulated other comprehensive income	10.2	18.7
Total stockholders' equity	1,483.9	1,481.8
Total liabilities and stockholders' equity	$5,235.0	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8
Net income				20.7		20.7
Other comprehensive loss, net of tax					(8.5)	(8.5)
Issuance of common stock under stock plans	0.7		7.9			7.9
Stock-based compensation expense			15.1			15.1
Excess tax benefits from stock-based compensation			1.8			1.8
Cash dividends declared to stockholders ($0.25 per share)				(34.9)		(34.9)
Balance at March 31, 2014	139.7	$1.4	$1,558.8	$(86.5)	$10.2	$1,483.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$20.7	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.1	47.3
Provision for credit losses	4.8	2.3
Deferred income taxes	(20.2)	1.9
Amortization of debt issuance costs	2.8	2.1
Stock-based compensation	15.1	(0.6)
Gain on disposal of fixed assets	—	(0.1)
Loss on extinguishment/modification of debt	30.3	3.8
Other non-cash, net	1.1	1.7
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(103.2)	(120.3)
Accounts payable and accrued expenses	92.8	123.6
Net cash provided by operating activities	92.3	90.8
Investing activities
Net increase in finance receivables held for investment	(7.2)	(4.3)
Acquisition of businesses, net of cash acquired	(0.5)	(1.0)
Purchases of property, equipment and computer software	(22.4)	(22.6)
Proceeds from the sale of property and equipment	—	0.1
Decrease in restricted cash	3.9	3.7
Net cash used by investing activities	(26.2)	(24.1)
Financing activities
Net increase in book overdrafts	55.2	57.0
Net decrease in obligations collateralized by finance receivables	(12.1)	(36.7)
Proceeds from long-term debt	1,767.2	188.0
Payments for debt issuance costs/amendments	(11.7)	(16.5)
Payments on long-term debt	(1,771.8)	(4.6)
Payment for early extinguishment of debt	—	(38.4)
Payments on capital leases	(4.8)	(3.8)
Payments of contingent consideration and deferred acquisition costs	(0.2)	(0.4)
Issuance of common stock under stock plans	7.9	3.7
Excess tax benefits from stock-based compensation	1.8	0.8
Dividends paid to stockholders	(34.7)	—
Net cash (used by) provided by financing activities	(3.2)	149.1
Effect of exchange rate changes on cash	(3.3)	(2.4)
Net increase in cash and cash equivalents	59.6	213.4
Cash and cash equivalents at beginning of period	191.6	108.7
Cash and cash equivalents at end of period	$251.2	$322.1
Cash paid for interest	$20.1	$24.5
Cash paid for taxes, net of refunds	$19.6	$14.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
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

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

•
"Original Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent, as amended on November 29, 2012 and March 12, 2013;

•
"Credit Facility" refers to the three year senior secured term loan B-1 facility ("Term Loan B-1"), the seven year senior secured term loan B-2 facility ("Term Loan B-2") and the $250 million, five year senior secured revolving credit facility (the "new revolving credit facility"), the terms of which are set forth in the Credit Agreement;

•
"Original Credit Facility" refers to the six year senior secured term loan facility ("Term Loan B") and the $250 million, five year senior secured revolving credit facility (the "old revolving credit facility"), the terms of which are set forth in the Original Credit Agreement;

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals necessary, for a fair statement of our results of operations, cash flows and financial position for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.
These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 19, 2014. The 2013 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP for annual financial statements.
Business and Nature of Operations
As of March 31, 2014, we have a network of 65 ADESA whole car auction sites and 165 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 105 locations throughout the United States and Canada as of March 31, 2014. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as warranty service contracts.
Note 2—Acquisitions
In December 2013, the Company purchased the assets of High Tech Locksmiths ("HTL"), which specializes in products for the automotive industry. HTL is the largest provider of transponder, remote, high-security and car smart keys in North America. HTL utilizes technologically advanced equipment and processes that the Company believes will benefit customers across the KAR business units. The purchased assets of HTL included accounts receivable, inventory, operating equipment, software, customer relationships and tradenames related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.
The purchase price of HTL was approximately $24.9 million, which included estimated contingent payments and deferred costs with a present value of $7.6 million. The maximum amount of undiscounted contingent payments and deferred costs related to this acquisition would approximate $8.5 million. The acquired assets and liabilities were recorded based upon fair values, including $11.0 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $4.3 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013. In addition, the financial impact of this acquisition was immaterial to the Company's consolidated results for the three months ended March 31, 2014.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

Note 3—Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus and Stock Incentive Plan (‘‘Omnibus Plan’’) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. service and exit option awards, performance-based restricted stock units ("PRSUs"), KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR Auction Services, Inc. service and exit options and PRSUs as equity awards. The KAR LLC and Axle LLC profit interests were classified as liability awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.
In the first quarter of 2014, we granted approximately 0.7 million service options with a weighted average exercise price of $30.01 per share under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the grant date. The weighted average fair value of the service options granted in the first quarter of 2014 was $6.35 per share. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 30%, a weighted average annual rate of quarterly dividends of 3.34% and a weighted average risk free interest rate of 1.84%.
In the first quarter of 2014, we granted a target amount of approximately 0.1 million PRSUs to certain executive officers of the Company. Half of the PRSUs vest three years from the grant date if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels over the same period. The other half of the PRSUs vest if and to the extent that the Company's three year adjusted earnings per share attains certain specified goals.
In March 2014, the vesting criteria for the third 25% of the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan was met and as such, an additional 25% of the outstanding exit options became exercisable.
The total income tax benefit recognized in the consolidated statement of income for options and PRSUs was approximately $5.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. There was no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. In addition, all of the compensation expense related to the KAR LLC and Axle LLC operating units and value units was recognized and paid as of December 31, 2013. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2014	2013
Service options	$0.9	$0.7
Exit options	13.5	1.1
PRSUs	0.7	—
KAR LLC operating units - profit interests	—	(1.5)
KAR LLC value units - profit interests	—	—
Axle LLC operating units - profit interests	—	(0.9)
Axle LLC value units - profit interests	—	—
Total stock-based compensation expense	$15.1	$(0.6)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income	$20.7	$29.1
Weighted average common shares outstanding	139.3	136.8
Effect of dilutive stock options and restricted stock awards	1.6	3.1
Weighted average common shares outstanding and potential common shares	140.9	139.9
Net income per share
Basic	$0.15	$0.21
Diluted	$0.15	$0.21
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.4 million and 0.2 million options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2014 and 2013, respectively. Total options outstanding at March 31, 2014 and 2013 were 7.5 million and 9.2 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated special purpose subsidiary ("AFC Funding Corporation") established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at March 31, 2014.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at March 31, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2014		Net Credit Losses Three Months Ended March 31, 2014	Net Credit Losses Three Months Ended March 31, 2013	December 31, 2013
	Principal Amount of:				Principal Amount of:
(in millions)	Receivables	Receivables Delinquent			Receivables	Receivables Delinquent
Floorplan receivables	$1,100.6	$4.6	$3.6	$2.7	$1,099.8	$5.1
Other loans	7.3	—	—	—	7.8	—
Total receivables managed	$1,107.9	$4.6	$3.6	$2.7	$1,107.6	$5.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

AFC's allowance for losses was $8.0 million at March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, $1,099.4 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $757.6 million and $772.4 million of obligations collateralized by finance receivables at March 31, 2014 and December 31, 2013, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2014, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	March 31, 2014	December 31, 2013
Term Loan B-1	Adjusted LIBOR	+ 2.50%	March 11, 2017	$650.0	$—
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,120.0	—
Term Loan B	Adjusted LIBOR	+ 2.75%	May 18, 2017	—	1,771.8
New revolving credit facility	Adjusted LIBOR	+ 2.25%	March 11, 2019	—	—
Old revolving credit facility	Adjusted LIBOR	+ 3.50%	May 18, 2016	—	—
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,770.0	1,771.8
Unamortized debt discount				(2.8)	(4.6)
Current portion of long-term debt				(17.7)	(32.5)
Long-term debt				$1,749.5	$1,734.7
Credit Facilities
On March 11, 2014, we repaid all principal outstanding and interest due under the Original Credit Agreement and established a three year senior secured term loan facility ("Term Loan B-1"), a seven year senior secured term loan facility ("Term Loan B-2") and a $250 million, five year senior secured revolving credit facility (the "new revolving credit facility"), the terms of which are set forth in the Amended and Restated Credit Agreement, dated as of March 11, 2014. The terms in the Credit Agreement supersede the terms of the Original Credit Agreement. No early termination penalties were incurred by the Company in connection with the refinancing; however, we incurred a non-cash loss on the extinguishment of debt under the Original Credit Agreement of $30.3 million. The loss was a result of the write-off of certain unamortized debt issuance costs and the unamortized debt discount on Term Loan B.
The Credit Facility is available for letters of credit, working capital and general corporate purposes. The Credit Agreement provides that with respect to the new revolving credit facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans. Subject to certain conditions, the Credit Agreement also permits additional revolving or term loan commitments of (i) up to $300 million or (ii) an unlimited amount if the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.5 to 1.0, in each case from one or more of the existing lenders or other lenders (with the consent of the administrative agent).
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, with such payments commencing on June 30, 2014 and the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.6 million and $1.0 million of Term Loan B-1 and Term Loan B-2, respectively, in May 2014. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2014.
Term Loan B-1 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.75% and 3.50% at March 31, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
There were no borrowings on either the new or old revolving credit facility at March 31, 2014 or December 31, 2013, respectively. However, we had related outstanding letters of credit in the aggregate amount of $26.4 million and $26.3 million at March 31, 2014 and December 31, 2013, respectively, which reduce the amount available for borrowings under the respective credit facility.
Fair Value of Debt
As of March 31, 2014, the estimated fair value of our long-term debt amounted to $1,768.0 million. The estimates of fair value are based on broker-dealer quotes for our debt as of March 31, 2014. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 7—Derivatives
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Currently, interest rate cap agreements are used to accomplish this objective. In August 2013, we purchased four interest rate caps for an aggregate amount of approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.0%. The interest rate cap agreements each had an effective date of August 16, 2013 and each mature on August 16, 2015. The unamortized portion of the $2.2 million investment is recorded in “Other assets” on the consolidated balance sheet and is being amortized over the remaining life of the interest rate caps to interest expense. We have not designated any of the current interest rate caps as hedges for accounting purposes. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.
Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

derivatives are based on quoted market prices for similar instruments from commercial banks. The following tables present the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

	Asset Derivatives
	March 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2013 Interest rate caps	Other assets	$0.4	Other assets	$0.8
We have not designated any of the 2013 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments		2014	2013
2013 Interest rate caps	Interest expense	$(0.4)	N/A
Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Note 9—Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Foreign currency translation gain	$10.0	$18.5
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive income	$10.2	$18.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013 Interest rate caps	$0.4	$—	$0.4	$—

Interest Rate Caps - Under the interest rate cap agreements purchased in August 2013, we receive interest on a notional amount when three-month LIBOR exceeds 1.0%. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.
Note 11—Related Party Transactions
Registration Rights Agreement
At March 31, 2014, affiliates of the Equity Sponsors, other equity co-investors and members of our management no longer held an interest in our outstanding common stock directly or indirectly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. For the three months ended March 31, 2013, pursuant to the registration statement, KAR LLC sold 14,950,000 of its shares in KAR Auction Services. We incurred expenses of approximately $0.7 million for the three months ended March 31, 2013 related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.
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
The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2014 (Unaudited)

company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$298.1	$225.0	$60.7	$—	$583.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	170.2	137.9	16.4	—	324.5
Selling, general and administrative	69.9	26.2	8.8	21.9	126.8
Depreciation and amortization	19.5	18.8	7.5	2.3	48.1
Total operating expenses	259.6	182.9	32.7	24.2	499.4
Operating profit (loss)	38.5	42.1	28.0	(24.2)	84.4
Interest expense	0.3	0.1	4.5	19.2	24.1
Other income, net	(0.4)	(0.1)	—	—	(0.5)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	13.9	9.6	(5.3)	(18.2)	—
Income (loss) before income taxes	24.7	32.5	28.8	(55.5)	30.5
Income taxes	8.9	11.9	10.9	(21.9)	9.8
Net income (loss)	$15.8	$20.6	$17.9	$(33.6)	$20.7
Assets	$2,416.0	$1,200.1	$1,553.4	$65.5	$5,235.0
Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$283.6	$221.6	$52.4	$—	$557.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	161.6	158.9	10.9	—	331.4
Selling, general and administrative	61.5	18.8	5.7	14.8	100.8
Depreciation and amortization	21.4	18.4	6.4	1.1	47.3
Total operating expenses	244.5	196.1	23.0	15.9	479.5
Operating profit (loss)	39.1	25.5	29.4	(15.9)	78.1
Interest expense	0.3	0.3	3.8	24.4	28.8
Other income, net	(0.5)	(0.1)	—	—	(0.6)
Loss on modification/extinguishment of debt	—	—	—	3.8	3.8
Intercompany expense (income)	15.7	9.6	(4.6)	(20.7)	—
Income (loss) before income taxes	23.6	15.7	30.2	(23.4)	46.1
Income taxes	7.9	5.9	11.5	(8.3)	17.0
Net income (loss)	$15.7	$9.8	$18.7	$(15.1)	$29.1
Assets	$2,567.8	$1,210.9	$1,384.9	$76.3	$5,239.9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 19, 2014. Some of these factors include:

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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 65 whole car auction facilities in North America, that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and recovery services.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 165 salvage vehicle auction sites in the United States and Canada at March 31, 2014. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2014, AFC conducted business at 105 locations in the United States and Canada. The Company also sells warranty service contracts through Preferred Warranties, Inc. ("PWI").

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.

Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were 8.0 million, 8.2 million and an estimated 8.7 million in 2011, 2012 and 2013, respectively. The reduction in auction volumes since 2009, when industry volumes exceeded 9 million used vehicles sold, was attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors, which was partially offset by dealer consignment units sold.
Other reasons for the fluctuations in industry volumes, which may also impact future volumes include:

•	New car sales in the U.S. declined from 17.0 million in 2005 to 10.4 million in 2009. New vehicle sales have climbed over the last four years to approximately 15.6 million units in 2013.

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

•
There was a reduction in the number of lease originations in 2008 and 2009, as new vehicle sales fell and lease financing was scaled back. This decline negatively impacted the supply of off-lease vehicles available at auction in 2011 and 2012.

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

AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a service contract business, as part of its strategy to provide new services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at March 31, 2014.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$298.1	$283.6
IAA	225.0	221.6
AFC	60.7	52.4
Total revenues	583.8	557.6
Cost of services*	324.5	331.4
Gross profit*	259.3	226.2
Selling, general and administrative	126.8	100.8
Depreciation and amortization	48.1	47.3
Operating profit	84.4	78.1
Interest expense	24.1	28.8
Other income, net	(0.5)	(0.6)
Loss on extinguishment/modification of debt	30.3	3.8
Income before income taxes	30.5	46.1
Income taxes	9.8	17.0
Net income	$20.7	$29.1
Net income per share
Basic	$0.15	$0.21
Diluted	$0.15	$0.21

* Exclusive of depreciation and amortization
For the three months ended March 31, 2014, we had revenue of $583.8 million compared with revenue of $557.6 million for the three months ended March 31, 2013, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Superstorm Sandy
In the first quarter of 2013, IAA sold over 40,000 Superstorm Sandy vehicles which resulted in revenue of approximately $26.6 million and cost of services of approximately $37.4 million. Overall, IAA incurred a pre-tax net loss of $10.8 million related to the processing of Superstorm Sandy vehicles in the first quarter of 2013. This net loss was excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses were net of auction services revenue realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area resulted in a net loss on the processing of the Superstorm Sandy vehicles.
Depreciation and Amortization
Depreciation and amortization increased $0.8 million, or 2%, to $48.1 million for the three months ended March 31, 2014, compared with $47.3 million for the three months ended March 31, 2013. The increase in depreciation and amortization was the result of certain assets placed in service over the last twelve months.
Interest Expense
Interest expense decreased $4.7 million, or 16%, to $24.1 million for the three months ended March 31, 2014, compared with $28.8 million for the three months ended March 31, 2013. The decrease in interest expense was primarily due to a decrease in interest rates on term loan debt. The weighted average interest rate on term loan debt was approximately 3.6% for the three months ended March 31, 2014, compared with a weighted average interest rate on Term Loan B of approximately 4.7% for the three months ended March 31, 2013. In addition, as a result of the debt refinancing on March 11, 2014, the interest rates on term loan debt decreased and at March 31, 2014, Term Loan B-1 and Term Loan B-2 had rates of 2.75% and 3.50%, respectively. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.
Loss on Extinguishment/Modification of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pretax charge resulting from the write-off of unamortized debt discount associated with the term loan and unamortized debt issue costs associated with the term loan and the revolving credit facility. In March 2013, we amended our Credit Agreement and recorded a $3.8 million pretax charge resulting from certain expenses related to the Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan.
Income Taxes
We had an effective tax rate of 32.1% for the three months ended March 31, 2014, compared with an effective tax rate of 36.9% for the three months ended March 31, 2013. During the three months ended March 31, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $1.9 million. During the three months ended March 31, 2013, our effective tax rate benefited from the recognition of state net operating loss carryforwards of $1.3 million due to a favorable change in applicable state rules. Excluding the effect of the discrete items, our effective tax rate for the three months ended March 31, 2014 and 2013 would have been 38.4% and 39.1%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the three months ended March 31, 2013, there was a credit of $2.4 million reflected as a reversal of previously recorded profit interest expense. Excluding the effect of the nondeductible profit interest expense on income before income taxes, the Company's income taxes for the three months ended March 31, 2013 would have been 38.9% of income before income taxes.
ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
ADESA revenue	$298.1	$283.6
Cost of services*	170.2	161.6
Gross profit*	127.9	122.0
Selling, general and administrative	69.9	61.5
Depreciation and amortization	19.5	21.4
Operating profit	$38.5	$39.1

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $14.5 million, or 5%, to $298.1 million for the three months ended March 31, 2014, compared with $283.6 million for the three months ended March 31, 2013. The increase in revenue was primarily a result of a 7% increase in the number of vehicles sold, partially offset by a 2% decrease in revenue per vehicle sold. In addition, High Tech Locksmiths provided $8.2 million of revenue for the three months ended March 31, 2014 and fluctuations in the Canadian exchange rate resulted in a decrease in revenue of $4.8 million for the three months ended March 31, 2014, compared with the three months ended March 31, 2013.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 4% increase in dealer consignment units sold for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Online sales volumes for ADESA represented approximately 37% of the total vehicles sold in the first quarter of 2014, compared with approximately 34% in the first quarter of 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 128,000 and 93,000 vehicles through its online only offerings in the first quarter of 2014 and 2013, respectively. For the three months ended March 31, 2014, dealer consignment vehicles represented approximately 50% of used vehicles sold at ADESA physical auction locations, compared with approximately 48% for the three months ended March 31, 2013. Vehicles sold at physical auction locations increased 1% in the first quarter of 2014, compared with the first quarter of 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 63.6% for the three months ended March 31, 2014, compared with 60.5% for the three months ended March 31, 2013.
Total revenue per vehicle sold decreased 2% to approximately $535 for the three months ended March 31, 2014, compared with approximately $550 for the three months ended March 31, 2013. Physical auction revenue per vehicle sold increased $22, or 3%, to $663 for the three months ended March 31, 2014, compared with $641 for the three months ended March 31, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $8 to $114 for the three months ended March 31, 2014, compared with $122 for the three months ended March 31, 2013. The decrease in online only auction revenue per vehicle sold was attributable to an increased number of cars sold in closed private label sales. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the three months ended March 31, 2014, gross profit for ADESA increased $5.9 million, or 5%, to $127.9 million, compared with $122.0 million for the three months ended March 31, 2013. Gross profit for ADESA was 42.9% of revenue for the three months ended March 31, 2014, compared with 43.0% of revenue for the three months ended March 31, 2013. The decrease in gross profit percentage for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, was primarily the result of the 5% increase in cost of services. The increase in cost of services was primarily attributable to the inclusion of $5.2 million in costs associated with High Tech Locksmiths, an increase in lower margin non-auction services, increased utilities and snow removal, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $8.4 million, or 14%, to $69.9 million for the three months ended March 31, 2014, compared with $61.5 million for the three months ended March 31, 2013, primarily due to increases in non-cash stock-based compensation expense of $5.8 million, incentive-based compensation expense of $3.0 million, bad debt expense of $1.6 million and selling, general and administrative expenses associated with High Tech Locksmiths, partially offset by fluctuations in the Canadian exchange rate of $1.1 million and decreases in marketing and other expenses.
IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
IAA revenue	$225.0	$221.6
Cost of services*	137.9	158.9
Gross profit*	87.1	62.7
Selling, general and administrative	26.2	18.8
Depreciation and amortization	18.8	18.4
Operating profit	$42.1	$25.5

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $3.4 million, or 2%, to $225.0 million for the three months ended March 31, 2014, compared with $221.6 million for the three months ended March 31, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 3% for the three months ended March 31, 2014, partially offset by fluctuations in the Canadian exchange rate. Volumes and revenue for the first quarter of 2013 included the impact of Superstorm Sandy as discussed below. Excluding the impact of Superstorm Sandy, IAA's revenue and volumes increased 15% and 14%, respectively. IAA's total loss vehicle inventory has increased over 15% at March 31, 2014, as compared to March 31, 2013. Vehicles sold under purchase agreements were approximately 6% of total salvage vehicles sold for the three months ended March 31, 2014, compared with 7% for the three months ended March 31, 2013. Online sales volumes for IAA for the three months ended March 31, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended March 31, 2014, gross profit at IAA increased to $87.1 million, or 38.7% of revenue, compared with $62.7 million, or 28.3% of revenue, for the three months ended March 31, 2013. The gross profit increase was primarily the result of a 13% decrease in cost of services relating to Superstorm Sandy as well as a 2% increase in revenue. The increase in gross profit as a percentage of revenue was mainly attributable to expenses associated with processing total loss vehicles related to Superstorm Sandy for the three months ended March 31, 2013. A decrease in the revenue and cost of vehicles sold under purchase agreements also contributed to the increase in gross profit as a percentage of revenue, as the entire selling price of the vehicle is recorded as revenue and cost of services.
In the first quarter of 2013, IAA sold over 40,000 Superstorm Sandy vehicles which resulted in revenue of approximately $26.6 million and cost of services of approximately $37.4 million. Overall, IAA incurred a pre-tax net loss of $10.8 million related to the processing of Superstorm Sandy vehicles in the first quarter of 2013. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross profit as a percentage of revenue for the three months ended March 31, 2013 would have been approximately 37.7%.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $7.4 million, or 39%, to $26.2 million for the three months ended March 31, 2014, compared with $18.8 million for the three months ended March 31, 2013. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation expense of $3.4 million and incentive-based compensation expense of $1.4 million, as well as increases in information technology costs, sales and marketing expenses.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$56.4	$52.5
Other revenue	2.3	2.6
Provision for credit losses	(3.6)	(2.7)
Other service revenue	5.6	—
Total AFC revenue	60.7	52.4
Cost of services*	16.4	10.9
Gross profit*	44.3	41.5
Selling, general and administrative	8.8	5.7
Depreciation and amortization	7.5	6.4
Operating profit	$28.0	$29.4
Loan transactions	375,215	345,368
Revenue per loan transaction, excluding "Other service revenue"	$147	$152

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2014, AFC revenue increased $8.3 million, or 16%, to $60.7 million, compared with $52.4 million for the three months ended March 31, 2013. The increase in revenue was the result of a 9% increase in loan transactions and $5.6 million of "Other service revenue" generated by PWI, for the three months ended March 31, 2014, compared with the same period in 2013, partially offset by a 3% decrease in revenue per loan transaction for the three months ended March 31, 2014. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,107.9 million at March 31, 2014 from $1,003.5 million at March 31, 2013.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $5, or 3%, primarily as a result of an increase in the provision for credit losses and a decrease in floorplan and other fee income, as well as fluctuations in the Canadian exchange rate, partially offset by an increase in average loan values and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended March 31, 2014, gross profit for the AFC segment increased $2.8 million, or 7%, to $44.3 million, or 73.0% of revenue, compared with $41.5 million, or 79.2% of revenue, for the three months ended March 31, 2013, primarily as a result of a 16% increase in revenue, partially offset by a 50% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as an increase in compensation expense. Excluding the impact of PWI revenues and expenses, gross profit as a percentage of revenue for the three months ended March 31, 2014 would have been approximately 79.4%.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $3.1 million, or 54%, to $8.8 million for the three months ended March 31, 2014, compared with $5.7 million for the three months ended March 31, 2013. The increase was primarily attributable to increases in stock-based compensation of $1.8 million and $0.8 million in expenses associated with PWI, as well as increases in compensation and incentive-based compensation, partially offset by a decrease in professional fees.
Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Selling, general and administrative	$21.9	$14.8
Depreciation and amortization	2.3	1.1
Operating loss	$(24.2)	$(15.9)
Selling, General and Administrative
For the three months ended March 31, 2014, selling, general and administrative expenses at the holding company increased $7.1 million, or 48%, to $21.9 million, compared with $14.8 million for the three months ended March 31, 2013, primarily as a result of an increase in stock-based compensation expense of $4.7 million, as well as an increase in incentive-based compensation of $1.1 million and compensation expense of $0.9 million. For the three months ended March 31, 2013, there was a credit of $2.4 million reflected as a reversal of previously recorded profit interest expense for the KAR LLC and Axle LLC operating units.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2013
Cash and cash equivalents	$251.2	$191.6	$322.1
Restricted cash	14.9	18.8	8.2
Working capital	403.2	356.9	315.3
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	92.3		90.8

*
There were related outstanding letters of credit totaling approximately $26.4 million, $26.3 million and $23.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, which reduced the amount available for borrowings under the credit facility.

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
Our available cash, which excludes cash in transit, was $147.8 million at March 31, 2014. Of this amount, approximately $28.8 million was held by foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Credit Facilities
On March 11, 2014, we repaid all principal outstanding and interest due under the Credit Agreement dated May 19, 2011 (the "Original Credit Agreement") and established a three year senior secured term loan facility ("Term Loan B-1"), a seven year senior secured term loan facility ("Term Loan B-2") and a $250 million, five year senior secured revolving credit facility (the "new revolving credit facility"), the terms of which are set forth in the Amended and Restated Credit Agreement, dated as of March 11, 2014 ("Credit Agreement"). The terms in the Credit Agreement supersede the terms of the Original Credit Agreement. No early termination penalties were incurred by the Company in connection with the refinancing; however, we incurred a non-cash loss on the extinguishment of debt under the Original Credit Agreement of $30.3 million. The loss was a result of the write-off of certain unamortized debt issuance costs and the unamortized debt discount on Term Loan B.

The Credit Facility is available for letters of credit, working capital and general corporate purposes. The Credit Agreement provides that with respect to the new revolving credit facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans. Subject to certain conditions, the Credit Agreement also permits additional revolving or term loan commitments of (i) up to $300 million or (ii) an unlimited amount if the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.5 to 1.0, in each case from one or more of the existing lenders or other lenders (with the consent of the administrative agent).

Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, with such payments commencing on June 30, 2014 and the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.6 million and $1.0 million of Term Loan B-1 and Term Loan B-2, respectively, in May 2014. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

Term Loan B-1 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.75% and 3.50% at March 31, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On March 31, 2014, $650.0 million was outstanding on Term Loan B-1, $1,120.0 million was outstanding on Term Loan B-2 and there were no borrowings on the new revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $26.4 million at March 31, 2014, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of March 31, 2014. However, there were related letters of credit outstanding totaling approximately C$1.2 million at March 31, 2014, which reduce credit available under the Canadian line of credit.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions.
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The senior secured leverage ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or nonrecurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Beginning with the quarter ending June 30, 2014 the ratio can not exceed 4.0 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $26.4 million, was 3.0 to 1.0 at March 31, 2014.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at March 31, 2014.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated special purpose subsidiary ("AFC Funding Corporation") established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at March 31, 2014.

We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at March 31, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,107.9 million and $1,107.6 million at March 31, 2014 and December 31, 2013, respectively. AFC's allowance for losses was $8.0 million at March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, $1,099.4 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $757.6 million and $772.4 million of obligations collateralized by finance receivables at March 31, 2014 and December 31, 2013, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2014, we were in compliance with the covenants in the securitization agreements.
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
Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal measures of performance used by our creditors. In addition, management uses EBITDA and Adjusted EBITDA to evaluate our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. These measures may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$15.8	$20.6	$17.9	$(33.6)	$20.7
Add back:
Income taxes	8.9	11.9	10.9	(21.9)	9.8
Interest expense, net of interest income	0.3	0.1	4.5	19.2	24.1
Depreciation and amortization	19.5	18.8	7.5	2.3	48.1
Intercompany interest	12.3	9.4	(5.3)	(16.4)	—
EBITDA	56.8	60.8	35.5	(50.4)	102.7
Adjustments per the Credit Agreement	9.9	3.5	(0.7)	31.7	44.4
Adjusted EBITDA	$66.7	$64.3	$34.8	$(18.7)	$147.1

	Three Months Ended March 31, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$15.7	$9.8	$18.7	$(15.1)	$29.1
Add back:
Income taxes	7.9	5.9	11.5	(8.3)	17.0
Interest expense, net of interest income	0.2	0.3	3.8	24.4	28.7
Depreciation and amortization	21.4	18.4	6.4	1.1	47.3
Intercompany interest	13.3	9.5	(4.6)	(18.2)	—
EBITDA	58.5	43.9	35.8	(16.1)	122.1
Adjustments per the Credit Agreement	5.7	—	(2.7)	0.3	3.3
Superstorm Sandy	—	10.8	—	—	10.8
Adjusted EBITDA	$64.2	$54.7	$33.1	$(15.8)	$136.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended March 31, 2014
(Dollars in millions)	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net income (loss)	$33.4	$22.8	$(17.6)	$20.7	$59.3
Add back:
Income taxes	22.9	19.6	22.0	9.8	74.3
Interest expense, net of interest income	24.5	25.8	25.3	24.1	99.7
Depreciation and amortization	49.0	49.6	48.5	48.1	195.2
EBITDA	129.8	117.8	78.2	102.7	428.5
Other adjustments per the Credit Agreement	3.1	2.9	3.4	1.3	10.7
Non-cash charges	7.9	13.2	53.0	46.4	120.5
AFC interest expense	(3.3)	(3.3)	(3.4)	(3.3)	(13.3)
Superstorm Sandy	2.7	—	—	—	2.7
Adjusted EBITDA	$140.2	$130.6	$131.2	$147.1	$549.1
Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net cash provided by (used by):
Operating activities	$92.3	$90.8
Investing activities	(26.2)	(24.1)
Financing activities	(3.2)	149.1
Effect of exchange rate on cash	(3.3)	(2.4)
Net increase in cash and cash equivalents	$59.6	$213.4
Cash flow from operating activities was $92.3 million for the three months ended March 31, 2014, fairly consistent with $90.8 million for the three months ended March 31, 2013.
Net cash used by investing activities was $26.2 million for the three months ended March 31, 2014, compared with $24.1 million for the three months ended March 31, 2013. The increase in net cash used by investing activities was primarily attributable to an increase in the additional finance receivables held for investment.

Net cash used by financing activities was $3.2 million for the three months ended March 31, 2014, compared with net cash provided by financing activities of $149.1 million for the three months ended March 31, 2013. The change in net cash used by financing activities was primarily attributable to:

•
the debt refinancing/amendment activities in 2014, compared with those in 2013. Additional proceeds of $150.0 million received from the debt amendment activities in the first quarter of 2013 were used to prepay the entire $150.0 million principal amount of the floating rate senior notes in the second quarter of 2013; and

•	$34.7 million in dividend payments in 2014, compared with none in 2013;
partially offset by:

•	a smaller reduction in obligations collateralized by finance receivables;

•	payments of $11.7 million for debt issuance costs in 2014, compared with payments of $16.5 million in 2013; and

•	an increase in the issuance of common stock under stock plans.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2014 and 2013 approximated $22.4 million and $22.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $105 million for fiscal year 2014. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.25 per share in 2014 using cash flow from operations, representing an annualized dividend of $1.00 per share. The following dividend information has been released for 2014:

•	On November 5, 2013, the Company announced a cash dividend of $0.25 per share that was paid on January 3, 2014, to stockholders of record at the close of business on December 20, 2013.

•	On February 18, 2014, the Company announced a cash dividend of $0.25 per share that was paid on April 3, 2014, to stockholders of record at the close of business on March 26, 2014.

•	On May 5, 2014, the Company announced a cash dividend of $0.25 per share that is payable on July 3, 2014, to stockholders of record at the close of business on June 25, 2014.
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
Acquisitions
In December 2013, the Company purchased the assets of High Tech Locksmiths ("HTL"), which specializes in products for the automotive industry. HTL is the largest provider of transponder, remote, high-security and car smart keys in North America. HTL utilizes technologically advanced equipment and processes that the Company believes will benefit customers across the KAR business units. The purchased assets of HTL included accounts receivable, inventory, operating equipment, software, customer relationships and tradenames related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.
The purchase price of HTL was approximately $24.9 million, which included estimated contingent payments and deferred costs with a present value of $7.6 million. The maximum amount of undiscounted contingent payments and deferred costs related to this acquisition would approximate $8.5 million. The acquired assets and liabilities were recorded based upon fair values, including $11.0 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of

$4.3 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013. In addition, the financial impact of this acquisition was immaterial to the Company's consolidated results for the three months ended March 31, 2014.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations, operating leases and postretirement benefit payments were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013. Since December 31, 2013, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
In March 2014, we closed on our Amended and Restated Credit Agreement, which resulted in a lower interest rate on our debt. As such, our future interest payments related to long-term debt should be lower than projected at December 31, 2013. In addition, the Amended and Restated Credit Agreement extended the maturity on approximately $1.1 billion of our debt by four years (now due in March 2021).

•
In May 2014, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.6 million and $1.0 million of Term Loan B-1 and Term Loan B-2, respectively.

•
Operating lease obligations change in the ordinary course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2013, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which includes audited financial statements.
New Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides clarification on the presentation of unrecognized tax benefits and better reflects the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The new guidance is effective for reporting periods beginning after December 15, 2013. The Company's adoption of ASU 2013-11 did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.8 million for the three months ended March 31, 2014. A 1% change in the average Canadian exchange rate for the three months ended March 31, 2014 would have impacted net income by approximately $0.1 million. Currency exposure of our Mexican operations is not material to the results of operations.
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
In August 2013, we purchased four interest rate caps for approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.0%. The interest rate cap agreements cap three-month LIBOR at 1.0%, have an effective date of August 16, 2013 and mature on August 16, 2015.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2014 would have resulted in an increase in interest expense of approximately $0.7 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part I, Item 3 of the same Annual Report. The following discussion is limited to certain recent developments concerning our legal and regulatory proceedings and should be read in conjunction with the Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.
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
Item 1A.    Risk Factors
        In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

KAR Auction Services, Inc.
(Registrant)

Date: May 6, 2014	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1		Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008

4.2		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6a	*	Amended and Restated Employment Agreement, dated April 2, 2001, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	S-4	333-148847	10.22	1/25/2008

10.6b	*	Amendment to Amended and Restated Employment Agreement, dated December 1, 2008, between Thomas C. O'Brien and Insurance Auto Auctions, Inc.	10-K	333-148847	10.31	3/11/2009

10.7	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Thomas Caruso	8-K	001-34568	10.3	12/17/2013

10.8b	*	Amendment to Employment Agreement, dated March 21, 2014, between KAR Auction Services, Inc. and Thomas Caruso					X

10.9	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.11	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.12a	^	Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated April 20, 2007	S-1/A	333-158666	10.23	7/2/2009

10.12b		First Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 10, 2009	10-K	001-34568	10.16b	2/28/2012

10.12c		Second Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated December 15, 2009	10-K	001-34568	10.16c	2/28/2012

10.12d		Third Amendment to Second Amended and Restated Limited Liability Company Agreement of KAR Holdings II, LLC, dated February 27, 2012	10-K	001-34568	10.16d	2/28/2012

10.13a		Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005	S-1/A	333-158666	10.24	6/17/2009

10.13b		Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated November 2, 2006	S-4	333-148847	10.25	1/25/2008

10.13c		First Amendment to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated April 20, 2007	S-4	333-148847	10.26	1/25/2008

10.14	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.15a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.15b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.15c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.15d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.15e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.15f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.16a	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16b	^	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 21, 2013	10-K	001-34568	10.18b	2/19/2014

10.17a	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

10.17b	^	Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated November 22, 2013	10-K	001-34568	10.19b	2/19/2014

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.24b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.25a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.25b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.26		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.27	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended April 19, 2013	10-Q	001-34568	10.3	5/2/2013

10.28a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.28b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.28c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.29	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.30	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.31	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.32	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.33	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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