Form 10-Q
period 2014-06-30
KAR Auction Services, Inc.
filed 2014-08-06
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2014, 140,539,869 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues
ADESA Auction Services	$301.8	$285.3	$599.9	$568.9
IAA Salvage Services	223.8	202.8	448.8	424.4
AFC	60.0	53.3	120.7	105.7
Total operating revenues	585.6	541.4	1,169.4	1,099.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	322.1	298.9	646.6	630.3
Selling, general and administrative	114.3	112.2	241.1	213.0
Depreciation and amortization	48.3	49.0	96.4	96.3
Total operating expenses	484.7	460.1	984.1	939.6
Operating profit	100.9	81.3	185.3	159.4
Interest expense	20.9	24.5	45.0	53.3
Other income, net	(0.9)	(1.1)	(1.4)	(1.7)
Loss on extinguishment/modification of debt	—	1.6	30.3	5.4
Income before income taxes	80.9	56.3	111.4	102.4
Income taxes	30.1	22.9	39.9	39.9
Net income	$50.8	$33.4	$71.5	$62.5
Net income per share
Basic	$0.36	$0.24	$0.51	$0.46
Diluted	$0.36	$0.24	$0.51	$0.45
Dividends declared per common share	$0.25	$0.19	$0.50	$0.38

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$50.8	$33.4	$71.5	$62.5
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	7.9	(8.3)	(0.6)	(14.3)
Unrealized gain on interest rate derivatives, net of tax of $(0.1) for the six months ended June 30, 2013	—	—	—	0.1
Total other comprehensive income (loss), net of tax	7.9	(8.3)	(0.6)	(14.2)
Comprehensive income	$58.7	$25.1	$70.9	$48.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$285.3	$191.6
Restricted cash	16.0	18.8
Trade receivables, net of allowances of $5.4 and $4.8	402.6	354.3
Finance receivables, net of allowances $8.0 and $8.0	1,162.3	1,099.6
Deferred income tax assets	36.2	36.2
Other current assets	91.7	91.0
Total current assets	1,994.1	1,791.5
Other assets
Goodwill	1,705.6	1,705.1
Customer relationships, net of accumulated amortization of $518.4 and $479.0	529.8	569.9
Other intangible assets, net of accumulated amortization of $242.5 and $219.6	305.9	307.1
Unamortized debt issuance costs	19.4	37.9
Other assets	7.6	11.9
Total other assets	2,568.3	2,631.9
Property and equipment, net of accumulated depreciation of $502.5 and $472.6	716.5	703.8
Total assets	$5,278.9	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$519.7	$435.5
Accrued employee benefits and compensation expenses	66.9	63.9
Accrued interest	0.3	0.3
Other accrued expenses	102.5	93.0
Income taxes payable	2.0	2.3
Dividends payable	35.1	34.7
Obligations collateralized by finance receivables	800.4	772.4
Current maturities of long-term debt	17.7	32.5
Total current liabilities	1,544.6	1,434.6
Non-current liabilities
Long-term debt	1,745.2	1,734.7
Deferred income tax liabilities	333.2	354.8
Other liabilities	133.8	121.3
Total non-current liabilities	2,212.2	2,210.8
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2014: 140,444,118
December 31, 2013: 139,027,581	1.4	1.4
Additional paid-in capital	1,573.4	1,534.0
Accumulated deficit	(70.8)	(72.3)
Accumulated other comprehensive income	18.1	18.7
Total stockholders' equity	1,522.1	1,481.8
Total liabilities and stockholders' equity	$5,278.9	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8
Net income				71.5		71.5
Other comprehensive loss, net of tax					(0.6)	(0.6)
Issuance of common stock under stock plans	1.4		16.1			16.1
Stock-based compensation expense			20.8			20.8
Excess tax benefits from stock-based compensation			2.5			2.5
Cash dividends declared to stockholders ($0.50 per share)				(70.0)		(70.0)
Balance at June 30, 2014	140.4	$1.4	$1,573.4	$(70.8)	$18.1	$1,522.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$71.5	$62.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.4	96.3
Provision for credit losses	8.1	4.6
Deferred income taxes	(21.5)	4.0
Amortization of debt issuance costs	4.3	4.8
Stock-based compensation	20.8	4.4
(Gain) loss on disposal of fixed assets	(0.1)	0.3
Loss on extinguishment/modification of debt	30.3	5.4
Other non-cash, net	2.0	3.6
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(47.5)	(34.5)
Accounts payable and accrued expenses	67.1	71.6
Net cash provided by operating activities	231.4	223.0
Investing activities
Net increase in finance receivables held for investment	(69.6)	(73.4)
Acquisition of businesses, net of cash acquired	(0.5)	(28.2)
Purchases of property, equipment and computer software	(47.3)	(53.2)
Proceeds from the sale of property and equipment	0.1	0.1
Decrease in restricted cash	2.8	3.2
Net cash used by investing activities	(114.5)	(151.5)
Financing activities
Net increase in book overdrafts	30.1	42.6
Net increase in obligations collateralized by finance receivables	27.9	43.2
Proceeds from long-term debt	1,767.2	188.0
Payments for debt issuance costs/amendments	(11.7)	(26.0)
Payments on long-term debt	(1,776.2)	(46.1)
Payment for early extinguishment of debt	—	(188.4)
Payments on capital leases	(9.2)	(7.6)
Payments of contingent consideration and deferred acquisition costs	(0.2)	(1.5)
Issuance of common stock under stock plans	16.1	13.0
Excess tax benefits from stock-based compensation	2.5	2.4
Dividends paid to stockholders	(69.6)	(26.0)
Net cash used by financing activities	(23.1)	(6.4)
Effect of exchange rate changes on cash	(0.1)	(5.7)
Net increase in cash and cash equivalents	93.7	59.4
Cash and cash equivalents at beginning of period	191.6	108.7
Cash and cash equivalents at end of period	$285.3	$168.1
Cash paid for interest	$38.5	$47.1
Cash paid for taxes, net of refunds	$49.0	$25.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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
Business and Nature of Operations
As of June 30, 2014, we have a network of 65 ADESA whole car auction sites and 166 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership to vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 107 locations throughout the United States and Canada as of June 30, 2014. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as warranty service contracts.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the first annual reporting period, and interim periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

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
The purchase price of HTL was approximately $24.9 million, which included estimated contingent payments and deferred costs with a present value of $7.6 million. The maximum amount of undiscounted contingent payments and deferred costs related to this acquisition would approximate $8.5 million. The acquired assets and liabilities were recorded based upon fair values, including $11.0 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $4.3 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013. In addition, the financial impact of this acquisition was immaterial to the Company's consolidated results for the three and six months ended June 30, 2014.
Note 3—Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (‘‘Omnibus Plan’’) in December 2009. The Omnibus Plan is intended to provide equity or cash based awards to our employees. At KAR Auction Services' Annual Meeting of Stockholders in June 2014, the stockholders approved the amendment and restatement of the Omnibus Plan. As a result, the maximum number of shares that may be issued pursuant to awards under the Omnibus Plan was increased from 6.5 million to 12.5 million. Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. service and exit option awards, performance-based restricted stock units ("PRSUs"), KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR Auction Services, Inc. service and exit options and PRSUs as equity awards. The KAR LLC and Axle LLC profit interests were classified as liability awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.
In the first six months of 2014, we granted approximately 0.9 million service options with a weighted average exercise price of $30.09 per share under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the grant date. The weighted average fair value of the service options granted in the first six months of 2014 was $6.38 per share. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 30%, a weighted average annual rate of quarterly dividends of 3.33% and a weighted average risk free interest rate of 1.85%.
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
In March 2014, the vesting criteria for 25% of the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan was met and as such, an additional 25% of the exit options granted became exercisable.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

The total income tax benefit recognized in the consolidated statement of income for options and PRSUs was approximately $2.1 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $7.5 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. There was no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. In addition, all of the compensation expense related to the KAR LLC and Axle LLC operating units and value units was recognized and paid as of December 31, 2013. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service options	$1.0	$0.7	$1.9	$1.4
Exit options	3.8	0.9	17.3	2.0
PRSUs	0.9	—	1.6	—
KAR LLC operating units - profit interests	—	2.0	—	0.5
KAR LLC value units - profit interests	—	—	—	—
Axle LLC operating units - profit interests	—	1.4	—	0.5
Axle LLC value units - profit interests	—	—	—	—
Total stock-based compensation expense	$5.7	$5.0	$20.8	$4.4
Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$50.8	$33.4	$71.5	$62.5
Weighted average common shares outstanding	140.0	137.5	139.7	137.2
Effect of dilutive stock options and restricted stock awards	1.8	3.0	1.5	2.9
Weighted average common shares outstanding and potential common shares	141.8	140.5	141.2	140.1
Net income per share
Basic	$0.36	$0.24	$0.51	$0.46
Diluted	$0.36	$0.24	$0.51	$0.45
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.4 million and 0.1 million options were excluded from the calculation of diluted net income per share for the three months ended June 30, 2014 and 2013, respectively, and approximately 0.5 million and 0.1 million options were excluded from the calculation of diluted net income per share for the six months ended June 30, 2014 and 2013, respectively. Total options outstanding at June 30, 2014 and 2013 were 6.9 million and 8.5 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated special purpose subsidiary ("AFC Funding Corporation") established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at June 30, 2014.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at June 30, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2014		Net Credit Losses Three Months Ended June 30, 2014	Net Credit Losses Six Months Ended June 30, 2014
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,163.2	$4.3	$2.7	$6.3
Other loans	7.1	—	—	—
Total receivables managed	$1,170.3	$4.3	$2.7	$6.3

	December 31, 2013		Net Credit Losses Three Months Ended June 30, 2013	Net Credit Losses Six Months Ended June 30, 2013
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,099.8	$5.1	$1.9	$4.6
Other loans	7.8	—	—	—
Total receivables managed	$1,107.6	$5.1	$1.9	$4.6
AFC's allowance for losses was $8.0 million at June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, $1,161.9 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $800.4 million and $772.4 million of obligations collateralized by finance receivables at June 30, 2014 and December 31, 2013, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2014, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	June 30, 2014	December 31, 2013
Term Loan B-1	Adjusted LIBOR	+ 2.50%	March 11, 2017	$648.4	$—
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,117.2	—
Term Loan B	Adjusted LIBOR	+ 2.75%	May 18, 2017	—	1,771.8
New revolving credit facility	Adjusted LIBOR	+ 2.25%	March 11, 2019	—	—
Old revolving credit facility	Adjusted LIBOR	+ 3.50%	May 18, 2016	—	—
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,765.6	1,771.8
Unamortized debt discount				(2.7)	(4.6)
Current portion of long-term debt				(17.7)	(32.5)
Long-term debt				$1,745.2	$1,734.7
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.6 million and $1.0 million of Term Loan B-1 and Term Loan B-2, respectively, in the second quarter of 2014. In July 2014, similar net cash proceeds were used to prepay $0.7 million and $1.1 million of Term Loan B-1 and Term Loan B-2, respectively. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2014.
Term Loan B-1 bears interest at Adjusted LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.75% and 3.50% at June 30, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
There were no borrowings on either the new or old revolving credit facility at June 30, 2014 or December 31, 2013, respectively. However, we had related outstanding letters of credit in the aggregate amount of $26.4 million and $26.3 million at June 30, 2014 and December 31, 2013, respectively, which reduce the amount available for borrowings under the respective credit facility.
Fair Value of Debt
As of June 30, 2014, the estimated fair value of our long-term debt amounted to $1,764.4 million. The estimates of fair value are based on broker-dealer quotes for our debt as of June 30, 2014. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

	Asset Derivatives
	June 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2013 Interest rate caps	Other assets	$0.1	Other assets	$0.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

We have not designated any of the 2013 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments		2014	2013	2014	2013
2013 Interest rate caps	Interest expense	$(0.3)	N/A	$(0.7)	N/A
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
Note 9—Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Foreign currency translation gain	$17.9	$18.5
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive income	$18.1	$18.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013 Interest rate caps	$0.1	$—	$0.1	$—

Interest Rate Caps - Under the interest rate cap agreements purchased in August 2013, we receive interest on a notional amount when three-month LIBOR exceeds 1.0%. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.
Note 11—Related Party Transactions
Registration Rights Agreement
Since November 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management no longer hold an interest in our outstanding common stock directly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. In March 2013 and June 2013, pursuant to the registration statement, KAR LLC sold 14,950,000 and 17,250,000, respectively, of its shares in KAR Auction Services. We incurred expenses of approximately $0.7 million for the six months ended June 30, 2013 related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.
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
June 30, 2014 (Unaudited)

company interest expense includes the interest expense incurred on the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$301.8	$223.8	$60.0	$—	$585.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	167.7	137.0	17.4	—	322.1
Selling, general and administrative	62.7	23.9	6.5	21.2	114.3
Depreciation and amortization	19.8	18.7	7.5	2.3	48.3
Total operating expenses	250.2	179.6	31.4	23.5	484.7
Operating profit (loss)	51.6	44.2	28.6	(23.5)	100.9
Interest expense	0.2	0.1	4.6	16.0	20.9
Other income, net	(0.5)	(0.2)	—	(0.2)	(0.9)
Intercompany expense (income)	14.1	9.7	(6.5)	(17.3)	—
Income (loss) before income taxes	37.8	34.6	30.5	(22.0)	80.9
Income taxes	13.4	13.1	11.7	(8.1)	30.1
Net income (loss)	$24.4	$21.5	$18.8	$(13.9)	$50.8
Assets	$2,406.8	$1,196.5	$1,608.7	$66.9	$5,278.9
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$285.3	$202.8	$53.3	$—	$541.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	156.2	129.4	13.3	—	298.9
Selling, general and administrative	63.4	20.3	6.1	22.4	112.2
Depreciation and amortization	22.8	18.5	6.7	1.0	49.0
Total operating expenses	242.4	168.2	26.1	23.4	460.1
Operating profit (loss)	42.9	34.6	27.2	(23.4)	81.3
Interest expense	0.2	0.2	3.9	20.2	24.5
Other income, net	(0.9)	(0.2)	—	—	(1.1)
Loss on modification/extinguishment of debt	—	—	0.7	0.9	1.6
Intercompany expense (income)	15.1	9.6	(5.0)	(19.7)	—
Income (loss) before income taxes	28.5	25.0	27.6	(24.8)	56.3
Income taxes	11.2	9.3	10.7	(8.3)	22.9
Net income (loss)	$17.3	$15.7	$16.9	$(16.5)	$33.4
Assets	$2,333.2	$1,175.5	$1,526.8	$81.6	$5,117.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2014 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$599.9	$448.8	$120.7	$—	$1,169.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	337.9	274.9	33.8	—	646.6
Selling, general and administrative	132.6	50.1	15.3	43.1	241.1
Depreciation and amortization	39.3	37.5	15.0	4.6	96.4
Total operating expenses	509.8	362.5	64.1	47.7	984.1
Operating profit (loss)	90.1	86.3	56.6	(47.7)	185.3
Interest expense	0.5	0.2	9.1	35.2	45.0
Other income, net	(0.9)	(0.3)	—	(0.2)	(1.4)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	28.0	19.3	(11.8)	(35.5)	—
Income (loss) before income taxes	62.5	67.1	59.3	(77.5)	111.4
Income taxes	22.3	25.0	22.6	(30.0)	39.9
Net income (loss)	$40.2	$42.1	$36.7	$(47.5)	$71.5
Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$568.9	$424.4	$105.7	$—	$1,099.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	317.8	288.3	24.2	—	630.3
Selling, general and administrative	124.9	39.1	11.8	37.2	213.0
Depreciation and amortization	44.2	36.9	13.1	2.1	96.3
Total operating expenses	486.9	364.3	49.1	39.3	939.6
Operating profit (loss)	82.0	60.1	56.6	(39.3)	159.4
Interest expense	0.5	0.5	7.7	44.6	53.3
Other income, net	(1.4)	(0.3)	—	—	(1.7)
Loss on modification/extinguishment of debt	—	—	0.7	4.7	5.4
Intercompany expense (income)	30.8	19.2	(9.6)	(40.4)	—
Income (loss) before income taxes	52.1	40.7	57.8	(48.2)	102.4
Income taxes	19.1	15.2	22.2	(16.6)	39.9
Net income (loss)	$33.0	$25.5	$35.6	$(31.6)	$62.5

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 166 salvage vehicle auction sites in the United States and Canada at June 30, 2014. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2014, AFC conducted business at 107 locations in the United States and Canada. The Company also sells warranty service contracts through Preferred Warranties, Inc. ("PWI").

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

Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 8.0 million, 8.2 million and 8.7 million in 2011, 2012 and 2013, respectively. These industry volumes are lower than those experienced from 2000-2009, when industry volumes were approximately 9 to 10 million units. The reduction in auction volumes from 2009 was attributable to supply shortages in the North American whole car auction industry caused principally by declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors, which was partially offset by dealer consignment units sold.
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

•
When lease residuals are below wholesale vehicle values, more vehicles are purchased by either the consumer or the "grounding dealer" (the dealer that the lessee returned the vehicle to) or by dealers in online auctions, prior to the vehicles being transported to a physical auction. The concentration of off-lease vehicles being purchased by franchise dealers in online only auctions has increased in recent years.

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

•
There was a reduction in the number of lease originations in 2008 and 2009, as new vehicle sales fell and lease financing was scaled back. This decline negatively impacted the supply of off-lease vehicles available at auction in 2011 and 2012. Since 2010, lease originations have increased annually.

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
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has grown from approximately 36,000 dealers in 2009 to about 37,000 dealers in 2013. During this time, AFC's North American dealer base grew from over 9,700 dealers in 2009 to almost 12,000 dealers in 2013 and loan transactions, which includes both loans paid off and loans curtailed, grew from approximately 800,000 in 2009 to approximately 1,355,000 in 2013.
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory and lack of access to consumer financing. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC.
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at June 30, 2014.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$301.8	$285.3
IAA	223.8	202.8
AFC	60.0	53.3
Total revenues	585.6	541.4
Cost of services*	322.1	298.9
Gross profit*	263.5	242.5
Selling, general and administrative	114.3	112.2
Depreciation and amortization	48.3	49.0
Operating profit	100.9	81.3
Interest expense	20.9	24.5
Other income, net	(0.9)	(1.1)
Loss on extinguishment/modification of debt	—	1.6
Income before income taxes	80.9	56.3
Income taxes	30.1	22.9
Net income	$50.8	$33.4
Net income per share
Basic	$0.36	$0.24
Diluted	$0.36	$0.24

* Exclusive of depreciation and amortization
For the three months ended June 30, 2014, we had revenue of $585.6 million compared with revenue of $541.4 million for the three months ended June 30, 2013, an increase of 8%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.7 million, or 1%, to $48.3 million for the three months ended June 30, 2014, compared with $49.0 million for the three months ended June 30, 2013.
Interest Expense
Interest expense decreased $3.6 million, or 15%, to $20.9 million for the three months ended June 30, 2014, compared with $24.5 million for the three months ended June 30, 2013. The decrease in interest expense was primarily due to a decrease in interest rates on term loan debt. The weighted average interest rate on term loan debt was approximately 3.2% for the three months ended June 30, 2014, compared with an interest rate on Term Loan B of 3.75% for the three months ended June 30, 2013. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.
Loss on Extinguishment/Modification of Debt
For the three months ended June 30, 2013, we recorded pretax charges aggregating approximately $1.6 million primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes, as well as the write-off of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.

Income Taxes
We had an effective tax rate of 37.2% for the three months ended June 30, 2014, compared with an effective tax rate of 40.7% for the three months ended June 30, 2013. Excluding the effect of the discrete items, our effective tax rate for the three months ended June 30, 2014 and 2013 would have been 38.2% and 39.8%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the three months ended June 30, 2013 there was profit interest expense of $3.4 million.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2014	2013
ADESA revenue	$301.8	$285.3
Cost of services*	167.7	156.2
Gross profit*	134.1	129.1
Selling, general and administrative	62.7	63.4
Depreciation and amortization	19.8	22.8
Operating profit	$51.6	$42.9

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $16.5 million, or 6%, to $301.8 million for the three months ended June 30, 2014, compared with $285.3 million for the three months ended June 30, 2013. The increase in revenue was primarily a result of a 6% increase in the number of vehicles sold, as well as an increase in ancillary and other related services revenue, partially offset by fluctuations in the Canadian exchange rate of $3.9 million.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 4% increase in dealer consignment units sold for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. Online sales volumes for ADESA represented approximately 38% of the total vehicles sold in the second quarter of 2014, compared with approximately 35% in the second quarter of 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 132,000 and 108,000 vehicles through its online only offerings in the second quarter of 2014 and 2013, respectively. For the three months ended June 30, 2014, dealer consignment vehicles represented approximately 53% of used vehicles sold at ADESA physical auction locations, compared with approximately 52% for the three months ended June 30, 2013. Vehicles sold at physical auction locations increased 1% in the second quarter of 2014, compared with the second quarter of 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 58.6% for the three months ended June 30, 2014, compared with 56.2% for the three months ended June 30, 2013.
Revenue per vehicle sold for the three months ended June 30, 2014 and 2013 was approximately $543. Physical auction revenue per vehicle sold increased $28, or 4%, to $680 for the three months ended June 30, 2014, compared with $652 for the three months ended June 30, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $19 to $99 for the three months ended June 30, 2014, compared with $118 for the three months ended June 30, 2013. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, as well as an increased number of cars sold in closed private label sales. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the three months ended June 30, 2014, gross profit for ADESA increased $5.0 million, or 4%, to $134.1 million, compared with $129.1 million for the three months ended June 30, 2013. Gross profit for ADESA was 44.4% of revenue for the three months ended June 30, 2014, compared with 45.3% of revenue for the three months ended June 30, 2013. The decrease in gross profit percentage for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, was primarily the result of the 7% increase in cost of services. The increase in cost of services was primarily attributable to the inclusion of $5.8 million in costs associated with High Tech Locksmiths and an increase in lower margin non-auction services, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $0.7 million, or 1%, to $62.7 million for the three months ended June 30, 2014, compared with $63.4 million for the three months ended June 30, 2013, primarily due to fluctuations in the Canadian exchange rate of $1.6 million and a decrease in incentive-based compensation expense of $1.3 million, partially offset by an increase in non-cash stock-based compensation expense of $1.5 million, as well as selling, general and administrative expenses associated with High Tech Locksmiths of $0.6 million.
IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2014	2013
IAA revenue	$223.8	$202.8
Cost of services*	137.0	129.4
Gross profit*	86.8	73.4
Selling, general and administrative	23.9	20.3
Depreciation and amortization	18.7	18.5
Operating profit	$44.2	$34.6

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $21.0 million, or 10%, to $223.8 million for the three months ended June 30, 2014, compared with $202.8 million for the three months ended June 30, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 9% for the three months ended June 30, 2014. Volumes and revenue for the second quarter of 2013 included the impact of Superstorm Sandy as discussed below. Excluding the impact of Superstorm Sandy, IAA's revenue and volumes increased 12% and 10%, respectively. IAA's total loss vehicle inventory increased over 10% at June 30, 2014, as compared to June 30, 2013. Vehicles sold under purchase agreements were approximately 6% of total salvage vehicles sold for the three months ended June 30, 2014, compared with approximately 8% for the three months ended June 30, 2013. Online sales volumes for IAA for the three months ended June 30, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended June 30, 2014, gross profit at IAA increased to $86.8 million, or 38.8% of revenue, compared with $73.4 million, or 36.2% of revenue, for the three months ended June 30, 2013. The gross profit increase was primarily the result of a 10% increase in revenue, partially offset by a 6% increase in cost of services.  The increase in cost of services was primarily attributable to increases in yard and auction expenses pertaining to processing and towing costs related to the increase in volume.
In the second quarter of 2013, IAA sold over 4,000 Superstorm Sandy vehicles which resulted in revenue of approximately $2.6 million and cost of services of approximately $5.3 million. Overall, IAA incurred a pretax net loss of $2.7 million related to the processing of Superstorm Sandy vehicles in the second quarter of 2013. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross profit as a percentage of revenue for the three months ended June 30, 2013 would have been approximately 38.0%.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $3.6 million, or 18%, to $23.9 million for the three months ended June 30, 2014, compared with $20.3 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation expense of $0.8 million and incentive-based compensation expense of $0.6 million, as well as increases in information technology costs, sales and marketing expenses totaling approximately $1.1 million.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$53.3	$50.6
Other revenue	3.0	2.6
Provision for credit losses	(2.7)	(1.9)
Other service revenue	6.4	2.0
Total AFC revenue	60.0	53.3
Cost of services*	17.4	13.3
Gross profit*	42.6	40.0
Selling, general and administrative	6.5	6.1
Depreciation and amortization	7.5	6.7
Operating profit	$28.6	$27.2
Loan transactions	337,146	326,388
Revenue per loan transaction, excluding "Other service revenue"	$159	$157

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2014, AFC revenue increased $6.7 million, or 13%, to $60.0 million, compared with $53.3 million for the three months ended June 30, 2013. The increase in revenue was the result of a 3% increase in loan transactions, an increase of $4.4 million of "Other service revenue" generated by PWI, for the three months ended June 30, 2014, compared with the same period in 2013, as well as a 1% increase in revenue per loan transaction for the three months ended June 30, 2014. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,170.3 million at June 30, 2014 from $1,067.7 million at June 30, 2013.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $2, or 1%, primarily as a result of an increase in average loan values, partially offset by an increase in the provision for credit losses. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended June 30, 2014, gross profit for the AFC segment increased $2.6 million, or 7%, to $42.6 million, or 71.0% of revenue, compared with $40.0 million, or 75.0% of revenue, for the three months ended June 30, 2013, primarily as a result of a 13% increase in revenue, partially offset by a 31% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as an increase in compensation expense. Excluding the impact of PWI revenues and expenses, gross profit as a percentage of revenue for the three months ended June 30, 2014 would have been approximately 77.7%.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.4 million, or 7%, to $6.5 million for the three months ended June 30, 2014, compared with $6.1 million for the three months ended June 30, 2013. The increase was primarily attributable to $0.5 million in expenses associated with PWI, an increase in stock-based compensation of $0.4 million and an increase in compensation expense, partially offset by a decrease in professional fees.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2014	2013
Selling, general and administrative	$21.2	$22.4
Depreciation and amortization	2.3	1.0
Operating loss	$(23.5)	$(23.4)
Selling, General and Administrative
For the three months ended June 30, 2014, selling, general and administrative expenses at the holding company decreased $1.2 million, or 5%, to $21.2 million, compared with $22.4 million for the three months ended June 30, 2013, primarily as a result of a decrease in stock-based compensation expense of $2.1 million, partially offset by a net increase in compensation, incentive-based compensation and other employee related expenses. For the three months ended June 30, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $3.4 million.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$599.9	$568.9
IAA	448.8	424.4
AFC	120.7	105.7
Total revenues	1,169.4	1,099.0
Cost of services*	646.6	630.3
Gross profit*	522.8	468.7
Selling, general and administrative	241.1	213.0
Depreciation and amortization	96.4	96.3
Operating profit	185.3	159.4
Interest expense	45.0	53.3
Other income, net	(1.4)	(1.7)
Loss on extinguishment/modification of debt	30.3	5.4
Income before income taxes	111.4	102.4
Income taxes	39.9	39.9
Net income	$71.5	$62.5
Net income per share
Basic	$0.51	$0.46
Diluted	$0.51	$0.45

* Exclusive of depreciation and amortization
For the six months ended June 30, 2014, we had revenue of $1,169.4 million compared with revenue of $1,099.0 million for the six months ended June 30, 2013, an increase of 6%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Superstorm Sandy
In the first six months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles which resulted in revenue of approximately $29.2 million and cost of services of approximately $42.7 million. Overall, IAA incurred a pretax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles in the first six months of 2013. This net loss was excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses were net of auction services revenue realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area resulted in a net loss on the processing of the Superstorm Sandy vehicles.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million, or less than 1%, to $96.4 million for the six months ended June 30, 2014, compared with $96.3 million for the six months ended June 30, 2013.
Interest Expense
Interest expense decreased $8.3 million, or 16%, to $45.0 million for the six months ended June 30, 2014, compared with $53.3 million for the six months ended June 30, 2013. The decrease in interest expense was primarily due to a decrease in interest rates on term loan debt. The weighted average interest rate on term loan debt was approximately 3.4% for the six months ended June 30, 2014, compared with a weighted average interest rate on Term Loan B of approximately 4.2% for the six months ended June 30, 2013. In addition, as a result of the debt refinancing on March 11, 2014, the interest rates on term loan debt decreased and at June 30, 2014, Term Loan B-1 and Term Loan B-2 had rates of 2.75% and 3.50%, respectively. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.
Loss on Extinguishment/Modification of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pretax charge resulting from the write-off of unamortized debt discount associated with the term loan and unamortized debt issue costs associated with the term loan and the revolving credit facility. In March 2013, we amended our Original Credit Agreement and recorded a $3.9 million pretax charge resulting from certain expenses related to the Original Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan. Additionally, in April 2013, we prepaid the $150.0 million principal amount of the floating rate senior notes with proceeds received from refinancing Term Loan B as part of the Second Amendment to the Original Credit Agreement. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes. Finally, for the three months ended June 30, 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.
Income Taxes
We had an effective tax rate of 35.8% for the six months ended June 30, 2014, compared with an effective tax rate of 39.0% for the six months ended June 30, 2013. During the six months ended June 30, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $2.8 million. Excluding the effect of the discrete items, our effective tax rate for the six months ended June 30, 2014 and 2013 would have been 38.2% and 39.8%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the six months ended June 30, 2013 there was profit interest expense of $1.0 million.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
ADESA revenue	$599.9	$568.9
Cost of services*	337.9	317.8
Gross profit*	262.0	251.1
Selling, general and administrative	132.6	124.9
Depreciation and amortization	39.3	44.2
Operating profit	$90.1	$82.0

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $31.0 million, or 5%, to $599.9 million for the six months ended June 30, 2014, compared with $568.9 million for the six months ended June 30, 2013. The increase in revenue was primarily a result of a 7% increase in the number of vehicles sold, partially offset by a 1% decrease in revenue per vehicle sold, including a decrease due to fluctuations in the Canadian exchange rate of $8.7 million.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 4% increase in dealer consignment units sold for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Online sales volumes for ADESA represented approximately 39% of the total vehicles sold in the first six months of 2014, compared with approximately 35% in the first six months of 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 260,000 and 200,000 vehicles through its online only offerings in the first six months of 2014 and 2013, respectively. For the six months ended June 30, 2014, dealer consignment vehicles represented approximately 52% of used vehicles sold at ADESA physical auction locations, compared with approximately 50% for the six months ended June 30, 2013. Vehicles sold at physical auction locations increased 1% in the first six months of 2014, compared with the first six months of 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 61.0% for the six months ended June 30, 2014, compared with 58.3% for the six months ended June 30, 2013.
Total revenue per vehicle sold decreased 1% to approximately $539 for the six months ended June 30, 2014, compared with approximately $545 for the six months ended June 30, 2013. Physical auction revenue per vehicle sold increased $25, or 4%, to $672 for the six months ended June 30, 2014, compared with $647 for the six months ended June 30, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $13 to $107 for the six months ended June 30, 2014, compared with $120 for the six months ended June 30, 2013. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, as well as an increased number of cars sold in closed private label sales. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the six months ended June 30, 2014, gross profit for ADESA increased $10.9 million, or 4%, to $262.0 million, compared with $251.1 million for the six months ended June 30, 2013. Gross profit for ADESA was 43.7% of revenue for the six months ended June 30, 2014, compared with 44.1% of revenue for the six months ended June 30, 2013. The decrease in gross profit percentage for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, was primarily the result of the 6% increase in cost of services. The increase in cost of services was primarily attributable to the inclusion of $11.0 million in costs associated with High Tech Locksmiths, an increase in lower margin non-auction services, increased utilities and snow removal, partially offset by fluctuations in the Canadian exchange rate.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $7.7 million, or 6%, to $132.6 million for the six months ended June 30, 2014, compared with $124.9 million for the six months ended June 30, 2013, primarily due to increases in non-cash stock-based compensation expense of $7.2 million, incentive-based compensation expense of $1.6 million, bad debt expense of $1.4 million and selling, general and administrative expenses associated with High Tech Locksmiths of $1.2 million, partially offset by fluctuations in the Canadian exchange rate of $1.7 million and decreases in compensation and marketing expenses of $1.5 million and $1.2 million, respectively.
IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
IAA revenue	$448.8	$424.4
Cost of services*	274.9	288.3
Gross profit*	173.9	136.1
Selling, general and administrative	50.1	39.1
Depreciation and amortization	37.5	36.9
Operating profit	$86.3	$60.1

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $24.4 million, or 6%, to $448.8 million for the six months ended June 30, 2014, compared with $424.4 million for the six months ended June 30, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 6% for the six months ended June 30, 2014. Volumes and revenue for the first six months of 2013 included the impact of Superstorm Sandy as discussed below. Excluding the impact of Superstorm Sandy, IAA's revenue and volumes increased 14% and 12%, respectively. IAA's total loss vehicle inventory has increased over 10% at June 30, 2014, as compared to June 30, 2013. Vehicles sold under purchase agreements were approximately 6% of total salvage vehicles sold for the six months ended June 30, 2014, compared with approximately 7% for the six months ended June 30, 2013. Online sales volumes for IAA for the six months ended June 30, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the six months ended June 30, 2014, gross profit at IAA increased to $173.9 million, or 38.7% of revenue, compared with $136.1 million, or 32.1% of revenue, for the six months ended June 30, 2013. The gross profit increase was primarily the result of a 6% increase in revenue as well as a 5% decrease in cost of services primarily relating to Superstorm Sandy. The increase in gross profit as a percentage of revenue was mainly attributable to expenses associated with processing total loss vehicles related to Superstorm Sandy for the six months ended June 30, 2013.
In the first six months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles which resulted in revenue of approximately $29.2 million and cost of services of approximately $42.7 million. Overall, IAA incurred a pretax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles in the first six months of 2013. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross profit as a percentage of revenue for the six months ended June 30, 2013 would have been approximately 37.9%.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $11.0 million, or 28%, to $50.1 million for the six months ended June 30, 2014, compared with $39.1 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation expense of $4.2 million and incentive-based compensation expense of $2.1 million, as well as increases in information technology costs, sales and marketing expenses totaling approximately $2.3 million.

AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$109.7	$103.1
Other revenue	5.3	5.2
Provision for credit losses	(6.3)	(4.6)
Other service revenue	12.0	2.0
Total AFC revenue	120.7	105.7
Cost of services*	33.8	24.2
Gross profit*	86.9	81.5
Selling, general and administrative	15.3	11.8
Depreciation and amortization	15.0	13.1
Operating profit	$56.6	$56.6
Loan transactions	712,361	671,756
Revenue per loan transaction, excluding "Other service revenue"	$153	$154

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2014, AFC revenue increased $15.0 million, or 14%, to $120.7 million, compared with $105.7 million for the six months ended June 30, 2013. The increase in revenue was the result of a 6% increase in loan transactions and an increase of $10.0 million of "Other service revenue" generated by PWI, for the six months ended June 30, 2014, compared with the same period in 2013, partially offset by a 1% decrease in revenue per loan transaction for the six months ended June 30, 2014. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,170.3 million at June 30, 2014 from $1,067.7 million at June 30, 2013.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $1, or 1%, primarily as a result of an increase in the provision for credit losses, as well as fluctuations in the Canadian exchange rate, partially offset by an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the six months ended June 30, 2014, gross profit for the AFC segment increased $5.4 million, or 7%, to $86.9 million, or 72.0% of revenue, compared with $81.5 million, or 77.1% of revenue, for the six months ended June 30, 2013, primarily as a result of a 14% increase in revenue, partially offset by a 40% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as an increase in compensation expense. Excluding the impact of PWI revenues and expenses, gross profit as a percentage of revenue for the six months ended June 30, 2014 would have been approximately 78.5%.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $3.5 million, or 30%, to $15.3 million for the six months ended June 30, 2014, compared with $11.8 million for the six months ended June 30, 2013. The increase was primarily attributable to increases in stock-based compensation of $2.3 million and $1.3 million in expenses associated with PWI, as well as increases in compensation and incentive-based compensation, partially offset by a decrease in professional fees.

Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Selling, general and administrative	$43.1	$37.2
Depreciation and amortization	4.6	2.1
Operating loss	$(47.7)	$(39.3)
Selling, General and Administrative
For the six months ended June 30, 2014, selling, general and administrative expenses at the holding company increased $5.9 million, or 16%, to $43.1 million, compared with $37.2 million for the six months ended June 30, 2013, primarily as a result of an increase in stock-based compensation expense of $2.6 million, as well as a net increase in compensation, incentive-based compensation and other employee related expenses. For the six months ended June 30, 2013 stock-based compensation expense related to the KAR LLC and Axle LLC operating units was $1.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2014	December 31, 2013	June 30, 2013
Cash and cash equivalents	$285.3	$191.6	$168.1
Restricted cash	16.0	18.8	8.7
Working capital	449.5	356.9	306.9
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations	231.4		223.0

*
There were related outstanding letters of credit totaling approximately $26.4 million, $26.3 million and $23.6 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, which reduced the amount available for borrowings under the credit facility.

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
Our available cash, which excludes cash in transit, was $215.1 million at June 30, 2014. Of this amount, approximately $43.7 million was held by foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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

Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.6 million and $1.0 million of Term Loan B-1 and Term Loan B-2, respectively, in the second quarter of 2014. In July 2014, similar net cash proceeds were used to prepay $0.7 million and $1.1 million of Term Loan B-1 and Term Loan B-2, respectively. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

Term Loan B-1 bears interest at Adjusted LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.75% and 3.50% at June 30, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2014, $648.4 million was outstanding on Term Loan B-1, $1,117.2 million was outstanding on Term Loan B-2 and there were no borrowings on the new revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $26.4 million at June 30, 2014, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of June 30, 2014. However, there were related letters of credit outstanding totaling approximately C$1.2 million at June 30, 2014, which reduce credit available under the Canadian line of credit.
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
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The senior secured leverage ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock option expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or non-recurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Beginning with the quarter ended June 30, 2014 the ratio could not exceed 4.0 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $33.1 million, was 2.81 to 1.0 at June 30, 2014.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2014.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated special purpose subsidiary ("AFC Funding Corporation") established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at June 30, 2014.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at June 30, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,170.3 million and $1,107.6 million at June 30, 2014 and December 31, 2013, respectively. AFC's allowance for losses was $8.0 million at June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, $1,161.9 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $800.4 million and $772.4 million of obligations collateralized by finance receivables at June 30, 2014 and December 31, 2013, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2014, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$24.4	$21.5	$18.8	$(13.9)	$50.8
Add back:
Income taxes	13.4	13.1	11.7	(8.1)	30.1
Interest expense, net of interest income	0.1	0.1	4.6	16.0	20.8
Depreciation and amortization	19.8	18.7	7.5	2.3	48.3
Intercompany interest	12.5	9.5	(6.5)	(15.5)	—
EBITDA	70.2	62.9	36.1	(19.2)	150.0
Adjustments per the Credit Agreement	5.3	0.9	(2.3)	0.2	4.1
Adjusted EBITDA	$75.5	$63.8	$33.8	$(19.0)	$154.1

	Three Months Ended June 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$17.3	$15.7	$16.9	$(16.5)	$33.4
Add back:
Income taxes	11.2	9.3	10.7	(8.3)	22.9
Interest expense, net of interest income	0.2	0.2	3.9	20.2	24.5
Depreciation and amortization	22.8	18.5	6.7	1.0	49.0
Intercompany interest	13.4	9.5	(5.0)	(17.9)	—
EBITDA	64.9	53.2	33.2	(21.5)	129.8
Adjustments per the Credit Agreement	4.9	0.7	(1.8)	3.9	7.7
Superstorm Sandy	—	2.7	—	—	2.7
Adjusted EBITDA	$69.8	$56.6	$31.4	$(17.6)	$140.2

	Six Months Ended June 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$40.2	$42.1	$36.7	$(47.5)	$71.5
Add back:
Income taxes	22.3	25.0	22.6	(30.0)	39.9
Interest expense, net of interest income	0.4	0.2	9.1	35.2	44.9
Depreciation and amortization	39.3	37.5	15.0	4.6	96.4
Intercompany interest	24.8	18.9	(11.8)	(31.9)	—
EBITDA	127.0	123.7	71.6	(69.6)	252.7
Adjustments per the Credit Agreement	15.2	4.4	(3.0)	31.9	48.5
Adjusted EBITDA	$142.2	$128.1	$68.6	$(37.7)	$301.2

	Six Months Ended June 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$33.0	$25.5	$35.6	$(31.6)	$62.5
Add back:
Income taxes	19.1	15.2	22.2	(16.6)	39.9
Interest expense, net of interest income	0.4	0.5	7.7	44.6	53.2
Depreciation and amortization	44.2	36.9	13.1	2.1	96.3
Intercompany interest	26.7	19.0	(9.6)	(36.1)	—
EBITDA	123.4	97.1	69.0	(37.6)	251.9
Adjustments per the Credit Agreement	10.6	0.7	(4.5)	4.2	11.0
Superstorm Sandy	—	13.5	—	—	13.5
Adjusted EBITDA	$134.0	$111.3	$64.5	$(33.4)	$276.4
Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended June 30, 2014
(Dollars in millions)	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net income (loss)	$22.8	$(17.6)	$20.7	$50.8	$76.7
Add back:
Income taxes	19.6	22.0	9.8	30.1	81.5
Interest expense, net of interest income	25.8	25.3	24.1	20.8	96.0
Depreciation and amortization	49.6	48.5	48.1	48.3	194.5
EBITDA	117.8	78.2	102.7	150.0	448.7
Other adjustments per the Credit Agreement	2.9	3.4	1.3	0.9	8.5
Non-cash charges	13.2	53.0	46.4	6.7	119.3
AFC interest expense	(3.3)	(3.4)	(3.3)	(3.5)	(13.5)
Adjusted EBITDA	$130.6	$131.2	$147.1	$154.1	$563.0

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Net cash provided by (used by):
Operating activities	$231.4	$223.0
Investing activities	(114.5)	(151.5)
Financing activities	(23.1)	(6.4)
Effect of exchange rate on cash	(0.1)	(5.7)
Net increase in cash and cash equivalents	$93.7	$59.4
Cash flow from operating activities was $231.4 million for the six months ended June 30, 2014, compared with $223.0 million for the six months ended June 30, 2013. The increase in operating cash flow was primarily attributable to increased profitability, excluding non-cash charges such as non-cash stock-based compensation and deferred income taxes.
Net cash used by investing activities was $114.5 million for the six months ended June 30, 2014, compared with $151.5 million for the six months ended June 30, 2013. The decrease in net cash used by investing activities was primarily attributable to:

•
net cash paid of $0.5 million for a few small acquisitions in the first six months of 2014, compared with $28.2 million for acquisitions, including PWI Holdings, Inc., in the first six months of 2013 (see Notes to Consolidated Financial Statements - Note 2, Acquisitions);

•	a decrease in capital expenditures of approximately $5.9 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below; and

•	a decrease in the additional finance receivables held for investment.
Net cash used by financing activities was $23.1 million for the six months ended June 30, 2014, compared with $6.4 million for the six months ended June 30, 2013. The increase in net cash used by financing activities was primarily attributable to:

•	$69.6 million in dividend payments in 2014, compared with $26.0 million in 2013;

•	a smaller increase in obligations collateralized by finance receivables; and

•	a smaller increase in book overdrafts;
partially offset by:

•	payments of $4.4 million on term loans under the Credit Facility in 2014, compared with payments of $46.1 million on Term Loan B under the Original Credit Facility in 2013; and

•	payments of $11.7 million for debt issuance costs in 2014, compared with payments of $26.0 million in 2013.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2014 and 2013 approximated $47.3 million and $53.2 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $105 million for fiscal year 2014. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.25 per share in 2014 using cash flow from operations, representing an annualized dividend of $1.00 per share. The following dividend information has been released for 2014:

•	On November 5, 2013, the Company announced a cash dividend of $0.25 per share that was paid on January 3, 2014, to stockholders of record at the close of business on December 20, 2013.

•	On February 18, 2014, the Company announced a cash dividend of $0.25 per share that was paid on April 3, 2014, to stockholders of record at the close of business on March 26, 2014.

•	On May 5, 2014, the Company announced a cash dividend of $0.25 per share that was paid on July 3, 2014, to stockholders of record at the close of business on June 25, 2014.

•	On August 5, 2014, the Company announced a cash dividend of $0.25 per share that is payable on October 2, 2014, to stockholders of record at the close of business on September 24, 2014.
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

•
In the second quarter of 2014, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.6 million and $1.0 million of Term Loan B-1 and Term Loan B-2, respectively.

•
In July 2014, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.7 million and $1.1 million of Term Loan B-1 and Term Loan B-2, respectively.

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

New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the first annual reporting period, and interim periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance provides clarification on the presentation of unrecognized tax benefits and better reflects the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The new guidance is effective for reporting periods beginning after December 15, 2013. The Company's adoption of ASU 2013-11 did not have a material impact on the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2014, respectively. A 1% change in the average Canadian exchange rate for the three and six months ended June 30, 2014 would have impacted net income by approximately $0.1 million and $0.2 million, respectively. Currency exposure of our Mexican operations is not material to the results of operations.
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
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2014 would have resulted in an increase in interest expense of approximately $3.0 million and $4.9 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KAR Auction Services, Inc.
(Registrant)

Date: August 6, 2014	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Amended and Restated By-Laws of KAR Auction Services, Inc.	S-1/A	333-161907	3.2	12/10/2009

4.1		Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008

4.2		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Thomas Caruso	8-K	001-34568	10.3	12/17/2013

10.7b	*	Amendment to Employment Agreement, dated March 21, 2014, between KAR Auction Services, Inc. and Thomas Caruso	10-Q	001-34568	10.8b	5/6/2014

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13a	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013

10.13b	^	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 21, 2013	10-K	001-34568	10.18b	2/19/2014

10.13c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated May 6, 2014					X

10.14a	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

10.14b	^	Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated November 22, 2013	10-K	001-34568	10.19b	2/19/2014

10.14c		Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated May 8, 2014					X

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.30	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	**	XBRL Instance Document					X

101.SCH	**	XBRL Taxonomy Extension Schema					X

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	**	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase					X

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