Form 10-Q
period 2014-09-30
KAR Auction Services, Inc.
filed 2014-11-05
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2014, 140,848,320 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues
ADESA Auction Services	$308.1	$275.4	$908.0	$844.3
IAA Salvage Services	217.5	198.8	666.3	623.2
AFC	63.5	59.5	184.2	165.2
Total operating revenues	589.1	533.7	1,758.5	1,632.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	328.0	296.2	974.6	926.5
Selling, general and administrative	116.5	120.3	357.6	333.3
Depreciation and amortization	48.9	49.6	145.3	145.9
Total operating expenses	493.4	466.1	1,477.5	1,405.7
Operating profit	95.7	67.6	281.0	227.0
Interest expense	20.3	26.0	65.3	79.3
Other income, net	(0.5)	(0.8)	(1.9)	(2.5)
Loss on extinguishment/modification of debt	—	—	30.3	5.4
Income before income taxes	75.9	42.4	187.3	144.8
Income taxes	28.4	19.6	68.3	59.5
Net income	$47.5	$22.8	$119.0	$85.3
Net income per share
Basic	$0.34	$0.16	$0.85	$0.62
Diluted	$0.33	$0.16	$0.84	$0.61
Dividends declared per common share	$0.25	$0.19	$0.75	$0.57

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$47.5	$22.8	$119.0	$85.3
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(10.8)	4.6	(11.4)	(9.7)
Unrealized gain on interest rate derivatives, net of tax of $0 and $(0.1) for the three and nine months ended September 30, 2013	—	0.1	—	0.2
Total other comprehensive income (loss), net of tax	(10.8)	4.7	(11.4)	(9.5)
Comprehensive income	$36.7	$27.5	$107.6	$75.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$214.9	$191.6
Restricted cash	16.2	18.8
Trade receivables, net of allowances of $5.5 and $4.8	450.5	354.3
Finance receivables, net of allowances $8.0 and $8.0	1,277.3	1,099.6
Deferred income tax assets	36.2	36.2
Other current assets	87.8	91.0
Total current assets	2,082.9	1,791.5
Other assets
Goodwill	1,705.4	1,705.1
Customer relationships, net of accumulated amortization of $534.9 and $479.0	506.5	569.9
Other intangible assets, net of accumulated amortization of $251.8 and $219.6	305.7	307.1
Unamortized debt issuance costs	17.8	37.9
Other assets	37.0	11.9
Total other assets	2,572.4	2,631.9
Property and equipment, net of accumulated depreciation of $515.3 and $472.6	715.1	703.8
Total assets	$5,370.4	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$532.3	$435.5
Accrued employee benefits and compensation expenses	75.5	63.9
Accrued interest	0.3	0.3
Other accrued expenses	106.5	93.0
Income taxes payable	6.9	2.3
Dividends payable	35.2	34.7
Obligations collateralized by finance receivables	858.8	772.4
Current maturities of long-term debt	16.1	32.5
Total current liabilities	1,631.6	1,434.6
Non-current liabilities
Long-term debt	1,740.9	1,734.7
Deferred income tax liabilities	325.3	354.8
Other liabilities	137.8	121.3
Total non-current liabilities	2,204.0	2,210.8
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2014: 140,800,441
December 31, 2013: 139,027,581	1.4	1.4
Additional paid-in capital	1,584.6	1,534.0
Accumulated deficit	(58.5)	(72.3)
Accumulated other comprehensive income	7.3	18.7
Total stockholders' equity	1,534.8	1,481.8
Total liabilities and stockholders' equity	$5,370.4	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8
Net income				119.0		119.0
Other comprehensive loss, net of tax					(11.4)	(11.4)
Issuance of common stock under stock plans	1.8		20.9			20.9
Stock-based compensation expense			26.5			26.5
Excess tax benefits from stock-based compensation			3.2			3.2
Cash dividends declared to stockholders ($0.75 per share)				(105.2)		(105.2)
Balance at September 30, 2014	140.8	$1.4	$1,584.6	$(58.5)	$7.3	$1,534.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$119.0	$85.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.3	145.9
Provision for credit losses	12.0	7.3
Deferred income taxes	(28.7)	11.3
Amortization of debt issuance costs	5.9	8.0
Stock-based compensation	26.5	16.8
(Gain) loss on disposal of fixed assets	(0.1)	0.2
Loss on extinguishment/modification of debt	30.3	5.4
Other non-cash, net	2.4	11.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(89.2)	(21.2)
Accounts payable and accrued expenses	104.3	48.3
Net cash provided by operating activities	327.7	318.4
Investing activities
Net increase in finance receivables held for investment	(191.6)	(79.6)
Acquisition of businesses (net of cash acquired) and equity method investments	(30.9)	(28.8)
Purchases of property, equipment and computer software	(70.3)	(75.3)
Proceeds from the sale of property and equipment	0.1	0.2
Decrease in restricted cash	2.6	2.8
Net cash used by investing activities	(290.1)	(180.7)
Financing activities
Net increase in book overdrafts	22.2	38.6
Net increase in obligations collateralized by finance receivables	90.3	31.8
Proceeds from long-term debt	1,767.2	188.0
Payments for debt issuance costs/amendments	(11.7)	(26.0)
Payments on long-term debt	(1,782.2)	(49.2)
Payment for early extinguishment of debt	—	(188.4)
Payments on capital leases	(14.3)	(11.4)
Payments of contingent consideration and deferred acquisition costs	(0.2)	(1.6)
Initial net investment for interest rate caps	—	(2.2)
Issuance of common stock under stock plans	20.9	20.8
Excess tax benefits from stock-based compensation	3.2	5.3
Dividends paid to stockholders	(104.7)	(52.2)
Net cash used by financing activities	(9.3)	(46.5)
Effect of exchange rate changes on cash	(5.0)	(3.9)
Net increase in cash and cash equivalents	23.3	87.3
Cash and cash equivalents at beginning of period	191.6	108.7
Cash and cash equivalents at end of period	$214.9	$196.0
Cash paid for interest	$57.3	$68.7
Cash paid for taxes, net of refunds	$79.4	$36.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including OPENLANE, Inc. (together with OPENLANE, Inc.'s subsidiaries, "OPENLANE");

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
Business and Nature of Operations
As of September 30, 2014, we have a network of 65 ADESA whole car auction sites and 166 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 111 locations throughout the United States and Canada as of September 30, 2014. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as warranty service contracts.
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
We use the equity method to account for investments in companies when we have the ability to exercise significant influence over operating and financial policies of the investee but do not have a controlling financial interest. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy making decisions and material intercompany transactions. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of the equity method investee and a corresponding increase or decrease to the investment balance, which is included in "Other assets" on the consolidated balance sheet. Based on the timing of when financial information is received from the investee, the Company records its share of net earnings or losses of such investments on a lag basis. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the first annual reporting period and interim periods beginning after

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Note 2—Acquisitions and Equity Method Investment
In August 2014, ADESA acquired a 50% interest in Nth Gen Software Inc. (“TradeRev”) and its online vehicle remarketing system, TradeRev, for $30 million in cash. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.
ASC 323, Investments - Equity Method and Joint Ventures, specifies that to the extent there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, such difference is required to be allocated between tangible and intangible assets. At the date of acquisition, the carrying amount of the investment in TradeRev was greater than the Company’s equity in the underlying assets of TradeRev by approximately $21.9 million as a result of the difference in the carrying amounts of intangible assets. The Company is currently evaluating the allocation of assets. Based upon the preliminary valuation, the difference attributable to amortizable intangible assets was estimated at approximately $5.8 million at the time of the equity investment, which is being amortized on a straight-line basis over the expected useful lives of the intangible assets, which range from 7 to 15 years. The intangible assets are not reflected on the balance sheet of KAR Auction Services.
TradeRev’s results of operations are recorded on a one-month lag basis. The Company’s share in the net losses of TradeRev through August 31, 2014 was $0.2 million. This amount was recorded to “Other income, net” in the consolidated statements of income.
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
The purchase price of HTL was approximately $24.9 million, which included estimated contingent payments and deferred costs with a present value of $7.6 million. The maximum amount of undiscounted contingent payments and deferred costs related to this acquisition would approximate $8.5 million. The purchase accounting associated with this acquisition has been finalized and the acquired assets and liabilities were recorded based upon fair values, including $11.0 million assigned to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their respective useful lives. The acquisition resulted in goodwill of $4.3 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013. In addition, the financial impact of this acquisition was immaterial to the Company's consolidated results for the three and nine months ended September 30, 2014.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

Note 3—Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (‘‘Omnibus Plan’’) in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. At KAR Auction Services' Annual Meeting of Stockholders in June 2014, the stockholders approved the amendment and restatement of the Omnibus Plan. As a result, the maximum number of shares that may be issued pursuant to awards under the Omnibus Plan was increased from 6.5 million to 12.5 million. Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. service and exit option awards, performance-based restricted stock units ("PRSUs"), KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR Auction Services, Inc. service and exit options and PRSUs as equity awards. The KAR LLC and Axle LLC profit interests were classified as liability awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.
In the first nine months of 2014, we granted approximately 0.9 million service options with a weighted average exercise price of $30.06 per share under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the grant date. The weighted average fair value of the service options granted in the first nine months of 2014 was $6.37 per share. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 30%, a weighted average annual rate of quarterly dividends of 3.33% and a weighted average risk free interest rate of 1.85%.
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
The total income tax benefit recognized in the consolidated statement of income for options and PRSUs was approximately $2.1 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $9.6 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. There was no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. In addition, all of the compensation expense related to the KAR LLC and Axle LLC operating units and value units was recognized and paid as of December 31, 2013. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service options	$1.0	$0.8	$2.9	$2.2
Exit options	3.8	0.3	21.1	2.3
PRSUs	0.9	—	2.5	—
KAR LLC operating units - profit interests	—	2.6	—	3.1
KAR LLC value units - profit interests	—	0.7	—	0.7
Axle LLC operating units - profit interests	—	1.9	—	2.4
Axle LLC value units - profit interests	—	6.1	—	6.1
Total stock-based compensation expense	$5.7	$12.4	$26.5	$16.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$47.5	$22.8	$119.0	$85.3
Weighted average common shares outstanding	140.6	138.3	140.0	137.5
Effect of dilutive stock options and restricted stock awards	1.7	3.0	1.4	2.9
Weighted average common shares outstanding and potential common shares	142.3	141.3	141.4	140.4
Net income per share
Basic	$0.34	$0.16	$0.85	$0.62
Diluted	$0.33	$0.16	$0.84	$0.61
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.5 million options were excluded from the calculation of diluted net income per share for the three months ended September 30, 2014, and approximately 0.5 million and 0.2 million options were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2014 and 2013, respectively. Total options outstanding at September 30, 2014 and 2013 were 6.5 million and 7.8 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated special purpose subsidiary ("AFC Funding Corporation") established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at September 30, 2014.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at September 30, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2014		Net Credit Losses Three Months Ended September 30, 2014	Net Credit Losses Nine Months Ended September 30, 2014
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,278.5	$2.9	$3.3	$9.6
Other loans	6.8	—	—	—
Total receivables managed	$1,285.3	$2.9	$3.3	$9.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

	December 31, 2013		Net Credit Losses Three Months Ended September 30, 2013	Net Credit Losses Nine Months Ended September 30, 2013
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,099.8	$5.1	$1.7	$6.3
Other loans	7.8	—	—	—
Total receivables managed	$1,107.6	$5.1	$1.7	$6.3
AFC's allowance for losses was $8.0 million at September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, $1,279.1 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $858.8 million and $772.4 million of obligations collateralized by finance receivables at September 30, 2014 and December 31, 2013, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2014, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	September 30, 2014	December 31, 2013
Term Loan B-1	Adjusted LIBOR	+ 2.50%	March 11, 2017	$646.2	$—
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,113.4	—
Term Loan B	Adjusted LIBOR	+ 2.75%	N/A	—	1,771.8
New revolving credit facility	Adjusted LIBOR	+ 2.25%	March 11, 2019	—	—
Old revolving credit facility	Adjusted LIBOR	+ 3.50%	N/A	—	—
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,759.6	1,771.8
Unamortized debt discount				(2.6)	(4.6)
Current portion of long-term debt				(16.1)	(32.5)
Long-term debt				$1,740.9	$1,734.7
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.8 million and $4.8 million of Term Loan B-1 and Term Loan B-2, respectively, in the first nine months of 2014. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at September 30, 2014.
Term Loan B-1 bears interest at Adjusted LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.75% and 3.50% at September 30, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
There were no borrowings on either the new or old revolving credit facility at September 30, 2014 or December 31, 2013, respectively. However, we had related outstanding letters of credit in the aggregate amount of $26.4 million and $26.3 million at September 30, 2014 and December 31, 2013, respectively, which reduce the amount available for borrowings under the respective credit facility.
Fair Value of Debt
As of September 30, 2014, the estimated fair value of our long-term debt amounted to $1,735.9 million. The estimates of fair value are based on broker-dealer quotes for our debt as of September 30, 2014. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

Note 7—Derivatives
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Currently, interest rate cap agreements are used to accomplish this objective. In August 2013, we purchased four interest rate caps for an aggregate amount of approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.0%. The interest rate cap agreements each had an effective date of August 16, 2013 and each mature on August 16, 2015. The unamortized portion of the $2.2 million investment is recorded in “Other assets” on the consolidated balance sheet, based on the remaining term of the investment, and is being amortized over the remaining life of the interest rate caps to interest expense. We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated.
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

	Asset Derivatives
	September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2013 Interest rate caps	Other assets	$0.1	Other assets	$0.8
We have not designated any of the 2013 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments		2014	2013	2014	2013
2013 Interest rate caps	Interest expense	$—	$(0.8)	$(0.7)	$(0.8)
Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

Note 9—Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Foreign currency translation gain	$7.1	$18.5
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive income	$7.3	$18.7

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 (in millions):

Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013 Interest rate caps	$0.1	$—	$0.1	$—

Interest Rate Caps - Under the interest rate cap agreements purchased in August 2013, we receive interest on a notional amount when three-month LIBOR exceeds 1.0%. The fair value of the interest rate caps is based on quoted market prices for similar instruments from commercial banks.
Note 11—Related Party Transactions
Registration Rights Agreement
Since November 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management no longer hold an interest in our outstanding common stock directly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. In March 2013, June 2013, August 2013 and September 2013, pursuant to the registration statement, KAR LLC sold 14,950,000; 17,250,000; 17,250,000; and 13,800,000, respectively, of its shares in KAR Auction Services. We incurred expenses of approximately $1.2 million for the nine months ended September 30, 2013 related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

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
The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on capital leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$308.1	$217.5	$63.5	$—	$589.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	174.6	135.4	18.0	—	328.0
Selling, general and administrative	64.1	23.5	6.8	22.1	116.5
Depreciation and amortization	19.7	19.1	7.7	2.4	48.9
Total operating expenses	258.4	178.0	32.5	24.5	493.4
Operating profit (loss)	49.7	39.5	31.0	(24.5)	95.7
Interest expense	0.2	—	4.7	15.4	20.3
Other (income) expense, net	(0.5)	(0.2)	—	0.2	(0.5)
Intercompany expense (income)	14.3	9.6	(5.8)	(18.1)	—
Income (loss) before income taxes	35.7	30.1	32.1	(22.0)	75.9
Income taxes	13.4	11.0	12.1	(8.1)	28.4
Net income (loss)	$22.3	$19.1	$20.0	$(13.9)	$47.5
Total assets	$2,388.5	$1,208.2	$1,708.7	$65.0	$5,370.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$275.4	$198.8	$59.5	$—	$533.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	152.0	128.1	16.1	—	296.2
Selling, general and administrative	62.8	20.4	6.4	30.7	120.3
Depreciation and amortization	22.6	18.5	7.2	1.3	49.6
Total operating expenses	237.4	167.0	29.7	32.0	466.1
Operating profit (loss)	38.0	31.8	29.8	(32.0)	67.6
Interest expense	0.2	0.2	4.6	21.0	26.0
Other income, net	(0.6)	(0.2)	—	—	(0.8)
Intercompany expense (income)	14.8	9.6	(5.6)	(18.8)	—
Income (loss) before income taxes	23.6	22.2	30.8	(34.2)	42.4
Income taxes	9.1	8.4	12.0	(9.9)	19.6
Net income (loss)	$14.5	$13.8	$18.8	$(24.3)	$22.8
Total assets	$2,328.7	$1,180.0	$1,531.4	$81.9	$5,122.0

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$908.0	$666.3	$184.2	$—	$1,758.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	512.5	410.3	51.8	—	974.6
Selling, general and administrative	196.7	73.6	22.1	65.2	357.6
Depreciation and amortization	59.0	56.6	22.7	7.0	145.3
Total operating expenses	768.2	540.5	96.6	72.2	1,477.5
Operating profit (loss)	139.8	125.8	87.6	(72.2)	281.0
Interest expense	0.7	0.2	13.8	50.6	65.3
Other income, net	(1.4)	(0.5)	—	—	(1.9)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	42.3	28.9	(17.6)	(53.6)	—
Income (loss) before income taxes	98.2	97.2	91.4	(99.5)	187.3
Income taxes	35.7	36.0	34.7	(38.1)	68.3
Net income (loss)	$62.5	$61.2	$56.7	$(61.4)	$119.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2014 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$844.3	$623.2	$165.2	$—	$1,632.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	469.8	416.4	40.3	—	926.5
Selling, general and administrative	187.7	59.5	18.2	67.9	333.3
Depreciation and amortization	66.8	55.4	20.3	3.4	145.9
Total operating expenses	724.3	531.3	78.8	71.3	1,405.7
Operating profit (loss)	120.0	91.9	86.4	(71.3)	227.0
Interest expense	0.7	0.7	12.3	65.6	79.3
Other income, net	(2.0)	(0.5)	—	—	(2.5)
Loss on modification/extinguishment of debt	—	—	0.7	4.7	5.4
Intercompany expense (income)	45.6	28.8	(15.2)	(59.2)	—
Income (loss) before income taxes	75.7	62.9	88.6	(82.4)	144.8
Income taxes	28.2	23.6	34.2	(26.5)	59.5
Net income (loss)	$47.5	$39.3	$54.4	$(55.9)	$85.3
Note 13—Subsequent Event
The board of directors has authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, during the period from October 29, 2014 through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 19, 2014. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	significant current competition and the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 65 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and recovery services.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 166 salvage vehicle auction sites in the United States and Canada at September 30, 2014. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2014, AFC conducted business at 111 locations in the United States and Canada. The Company also sells warranty service contracts through Preferred Warranties, Inc. ("PWI").

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate office, such as salaries, benefits and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on capital leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.

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
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 14% in both 2013 and 2012, up from approximately 13% in 2011. There is no central reporting system that tracks the number of total loss vehicles in any given year which makes estimating industry volumes difficult.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at September 30, 2014.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$308.1	$275.4
IAA	217.5	198.8
AFC	63.5	59.5
Total revenues	589.1	533.7
Cost of services*	328.0	296.2
Gross profit*	261.1	237.5
Selling, general and administrative	116.5	120.3
Depreciation and amortization	48.9	49.6
Operating profit	95.7	67.6
Interest expense	20.3	26.0
Other income, net	(0.5)	(0.8)
Income before income taxes	75.9	42.4
Income taxes	28.4	19.6
Net income	$47.5	$22.8
Net income per share
Basic	$0.34	$0.16
Diluted	$0.33	$0.16

* Exclusive of depreciation and amortization
For the three months ended September 30, 2014, we had revenue of $589.1 million compared with revenue of $533.7 million for the three months ended September 30, 2013, an increase of 10%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.7 million, or 1%, to $48.9 million for the three months ended September 30, 2014, compared with $49.6 million for the three months ended September 30, 2013.
Interest Expense
Interest expense decreased $5.7 million, or 22%, to $20.3 million for the three months ended September 30, 2014, compared with $26.0 million for the three months ended September 30, 2013. The decrease in interest expense was primarily due to a decrease in interest rates on term loan debt. The weighted average interest rate on term loan debt was approximately 3.2% for the three months ended September 30, 2014, compared with an interest rate on Term Loan B of 3.75% for the three months ended September 30, 2013. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.
Income Taxes
We had an effective tax rate of 37.4% for the three months ended September 30, 2014, compared with an effective tax rate of 46.2% for the three months ended September 30, 2013. Excluding the effect of the discrete items, our effective tax rate for the three months ended September 30, 2014 and 2013 would have been 38.2% and 41.6%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the three months ended September 30, 2013 there was profit interest expense of $11.3 million.

ADESA Results

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
ADESA revenue	$308.1	$275.4
Cost of services*	174.6	152.0
Gross profit*	133.5	123.4
Selling, general and administrative	64.1	62.8
Depreciation and amortization	19.7	22.6
Operating profit	$49.7	$38.0

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $32.7 million, or 12%, to $308.1 million for the three months ended September 30, 2014, compared with $275.4 million for the three months ended September 30, 2013. The increase in revenue was primarily a result of a 6% increase in the number of vehicles sold, as well as a 6% increase in revenue per vehicle sold, which includes the impact of a decrease in revenues of $2.7 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 2% increase in dealer consignment units sold for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Online sales volumes for ADESA represented approximately 36% of the total vehicles sold in the third quarter of 2014, compared with approximately 35% in the third quarter of 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 120,000 and 108,000 vehicles through its online only offerings in the third quarter of 2014 and 2013, respectively. For the three months ended September 30, 2014, dealer consignment vehicles represented approximately 53% of used vehicles sold at ADESA physical auction locations, compared with approximately 54% for the three months ended September 30, 2013. Vehicles sold at physical auction locations increased 4% in the third quarter of 2014, compared with the third quarter of 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 54.5% for the three months ended September 30, 2014, compared with 55.4% for the three months ended September 30, 2013.
Total revenue per vehicle sold increased 6% to approximately $565 for the three months ended September 30, 2014, compared with approximately $533 for the three months ended September 30, 2013. Physical auction revenue per vehicle sold increased $55, or 9%, to $697 for the three months ended September 30, 2014, compared with $642 for the three months ended September 30, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $25 to $97 for the three months ended September 30, 2014, compared with $122 for the three months ended September 30, 2013. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, primarily due to an increase in the number of cars sold in closed private label sales, which includes sales to grounding dealers. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the three months ended September 30, 2014, gross profit for ADESA increased $10.1 million, or 8%, to $133.5 million, compared with $123.4 million for the three months ended September 30, 2013. Gross profit for ADESA was 43.3% of revenue for the three months ended September 30, 2014, compared with 44.8% of revenue for the three months ended September 30, 2013. The decrease in gross profit percentage for the three months ended September 30, 2014, compared with the three months ended September 30, 2013, was primarily the result of the 15% increase in cost of services. The increase in cost of services was primarily attributable to an increase in lower margin ancillary and non-auction services.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $1.3 million, or 2%, to $64.1 million for the three months ended September 30, 2014, compared with $62.8 million for the three months ended September 30, 2013, primarily due to increases in stock-based compensation expense of $1.7 million, incentive-based compensation expense of $0.7 million and selling, general and administrative expenses associated with High Tech Locksmiths of $0.7 million, partially offset by a decrease in marketing expenses of $0.8 million, a decrease in compensation expense of $0.8 million and fluctuations in the Canadian exchange rate of $0.5 million.
IAA Results

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
IAA revenue	$217.5	$198.8
Cost of services*	135.4	128.1
Gross profit*	82.1	70.7
Selling, general and administrative	23.5	20.4
Depreciation and amortization	19.1	18.5
Operating profit	$39.5	$31.8

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $18.7 million, or 9%, to $217.5 million for the three months ended September 30, 2014, compared with $198.8 million for the three months ended September 30, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 7% for the three months ended September 30, 2014, as well as an increase in revenue per vehicle sold. IAA's total loss vehicle inventory has increased approximately 15% at September 30, 2014, as compared to September 30, 2013. Vehicles sold under purchase agreements were approximately 6% of total salvage vehicles sold for the three months ended September 30, 2014, compared with approximately 8% for the three months ended September 30, 2013. Online sales volumes for IAA for the three months ended September 30, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended September 30, 2014, gross profit at IAA increased to $82.1 million, or 37.7% of revenue, compared with $70.7 million, or 35.6% of revenue, for the three months ended September 30, 2013. The gross profit increase was primarily the result of a 9% increase in revenue, partially offset by a 6% increase in cost of services.  The increase in cost of services was primarily attributable to variable cost increases related to the increase in volume.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $3.1 million, or 15%, to $23.5 million for the three months ended September 30, 2014, compared with $20.4 million for the three months ended September 30, 2013. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation expense of $1.0 million and information technology costs of $0.6 million, as well as increases in compensation expense, sales and marketing expenses, bad debt expense and incentive-based compensation expense.

AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$56.9	$53.4
Other revenue	3.2	2.7
Provision for credit losses	(3.3)	(1.7)
Other service revenue	6.7	5.1
Total AFC revenue	63.5	59.5
Cost of services*	18.0	16.1
Gross profit*	45.5	43.4
Selling, general and administrative	6.8	6.4
Depreciation and amortization	7.7	7.2
Operating profit	$31.0	$29.8
Loan transactions	358,800	342,281
Revenue per loan transaction, excluding "Other service revenue"	$158	$159

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2014, AFC revenue increased $4.0 million, or 7%, to $63.5 million, compared with $59.5 million for the three months ended September 30, 2013. The increase in revenue was the result of a 5% increase in loan transactions, an increase of $1.6 million of "Other service revenue" generated by PWI, for the three months ended September 30, 2014, compared with the same period in 2013, partially offset by a 1% decrease in revenue per loan transaction for the three months ended September 30, 2014. In addition, managed receivables increased to $1,285.3 million at September 30, 2014 from $1,074.0 million at September 30, 2013.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $1, or 1%, primarily as a result of an increase in the provision for credit losses, partially offset by an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended September 30, 2014, gross profit for the AFC segment increased $2.1 million, or 5%, to $45.5 million, or 71.7% of revenue, compared with $43.4 million, or 72.9% of revenue, for the three months ended September 30, 2013, primarily as a result of a 7% increase in revenue, partially offset by a 12% increase in cost of services. The increase in cost of services and the decrease in gross margin percentage was primarily the result of increased expenses associated with PWI, as well as an increase in compensation expense.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.4 million, or 6%, to $6.8 million for the three months ended September 30, 2014, compared with $6.4 million for the three months ended September 30, 2013. The increase was primarily attributable to an increase in stock-based compensation expense.

Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2014	2013
Selling, general and administrative	$22.1	$30.7
Depreciation and amortization	2.4	1.3
Operating loss	$(24.5)	$(32.0)
Selling, General and Administrative
For the three months ended September 30, 2014, selling, general and administrative expenses at the holding company decreased $8.6 million, or 28%, to $22.1 million, compared with $30.7 million for the three months ended September 30, 2013, primarily as a result of a decrease in stock-based compensation expense of $10.1 million and a decrease in an other employee related expense of $1.5 million, partially offset by increases in compensation expense of $1.9 million and incentive-based compensation expense of $0.8 million.
Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$908.0	$844.3
IAA	666.3	623.2
AFC	184.2	165.2
Total revenues	1,758.5	1,632.7
Cost of services*	974.6	926.5
Gross profit*	783.9	706.2
Selling, general and administrative	357.6	333.3
Depreciation and amortization	145.3	145.9
Operating profit	281.0	227.0
Interest expense	65.3	79.3
Other income, net	(1.9)	(2.5)
Loss on extinguishment/modification of debt	30.3	5.4
Income before income taxes	187.3	144.8
Income taxes	68.3	59.5
Net income	$119.0	$85.3
Net income per share
Basic	$0.85	$0.62
Diluted	$0.84	$0.61

* Exclusive of depreciation and amortization
For the nine months ended September 30, 2014, we had revenue of $1,758.5 million compared with revenue of $1,632.7 million for the nine months ended September 30, 2013, an increase of 8%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Superstorm Sandy
In the first nine months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles which resulted in revenue of approximately $29.7 million and cost of services of approximately $43.2 million. Overall, IAA incurred a pretax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles in the first nine months of 2013. This net loss was excluded from Adjusted EBITDA in accordance with the definitions in our Credit Agreement. These losses were net of auction services revenue realized upon the sale of the vehicles. The significantly higher tow costs incurred in order to respond to the requirements of our customers, increased occupancy costs due to the leasing of temporary locations to process Superstorm Sandy vehicles and increased labor costs for the temporary work force brought into the New York and New Jersey area resulted in a net loss on the processing of the Superstorm Sandy vehicles.
Depreciation and Amortization
Depreciation and amortization decreased $0.6 million, or less than 1%, to $145.3 million for the nine months ended September 30, 2014, compared with $145.9 million for the nine months ended September 30, 2013.
Interest Expense
Interest expense decreased $14.0 million, or 18%, to $65.3 million for the nine months ended September 30, 2014, compared with $79.3 million for the nine months ended September 30, 2013. The decrease in interest expense was primarily due to a decrease in interest rates on term loan debt. The weighted average interest rate on term loan debt was approximately 3.4% for the nine months ended September 30, 2014, compared with a weighted average interest rate on Term Loan B of approximately 4.1% for the nine months ended September 30, 2013. In addition, as a result of the debt refinancing on March 11, 2014, the interest rates on term loan debt decreased and at September 30, 2014, Term Loan B-1 and Term Loan B-2 had rates of 2.75% and 3.50%, respectively. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.
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
Income Taxes
We had an effective tax rate of 36.5% for the nine months ended September 30, 2014, compared with an effective tax rate of 41.1% for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $2.8 million. Excluding the effect of the discrete items, our effective tax rate for the nine months ended September 30, 2014 and 2013 would have been 38.2% and 41.6%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the nine months ended September 30, 2013 there was profit interest expense of $12.3 million.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
ADESA revenue	$908.0	$844.3
Cost of services*	512.5	469.8
Gross profit*	395.5	374.5
Selling, general and administrative	196.7	187.7
Depreciation and amortization	59.0	66.8
Operating profit	$139.8	$120.0

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $63.7 million, or 8%, to $908.0 million for the nine months ended September 30, 2014, compared with $844.3 million for the nine months ended September 30, 2013. The increase in revenue was primarily a result of a 6% increase in the number of vehicles sold, as well as a 1% increase in revenue per vehicle sold, which includes the impact of a decrease in revenues of $11.3 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 3% increase in dealer consignment units sold for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Online sales volumes for ADESA represented approximately 38% of the total vehicles sold in the first nine months of 2014, compared with approximately 35% in the first nine months of 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 381,000 and 309,000 vehicles through its online only offerings in the first nine months of 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, dealer consignment vehicles represented approximately 52% of used vehicles sold at ADESA physical auction locations. Vehicles sold at physical auction locations increased 2% in the first nine months of 2014, compared with the first nine months of 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 58.7% for the nine months ended September 30, 2014, compared with 57.3% for the nine months ended September 30, 2013.
Total revenue per vehicle sold increased 1% to approximately $548 for the nine months ended September 30, 2014, compared with approximately $541 for the nine months ended September 30, 2013. Physical auction revenue per vehicle sold increased $35, or 5%, to $680 for the nine months ended September 30, 2014, compared with $645 for the nine months ended September 30, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $17 to $103 for the nine months ended September 30, 2014, compared with $120 for the nine months ended September 30, 2013. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, primarily due to an increase in the number of cars sold in closed private label sales, which includes sales to grounding dealers. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the nine months ended September 30, 2014, gross profit for ADESA increased $21.0 million, or 6%, to $395.5 million, compared with $374.5 million for the nine months ended September 30, 2013. Gross profit for ADESA was 43.6% of revenue for the nine months ended September 30, 2014, compared with 44.4% of revenue for the nine months ended September 30, 2013. The decrease in gross profit percentage for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, was primarily the result of the 9% increase in cost of services. The increase in cost of services was primarily attributable to an increase in lower margin ancillary and non-auction services, increased utilities and snow removal, partially offset by fluctuations in the Canadian exchange rate.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $9.0 million, or 5%, to $196.7 million for the nine months ended September 30, 2014, compared with $187.7 million for the nine months ended September 30, 2013, primarily due to increases in stock-based compensation expense of $9.0 million, incentive-based compensation expense of $2.3 million, selling, general and administrative expenses associated with High Tech Locksmiths of $1.9 million and an increase in bad debt expense of $1.0 million, partially offset by fluctuations in the Canadian exchange rate of $2.2 million and decreases in marketing and compensation expenses of $1.9 million and $1.6 million, respectively.
IAA Results

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
IAA revenue	$666.3	$623.2
Cost of services*	410.3	416.4
Gross profit*	256.0	206.8
Selling, general and administrative	73.6	59.5
Depreciation and amortization	56.6	55.4
Operating profit	$125.8	$91.9

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $43.1 million, or 7%, to $666.3 million for the nine months ended September 30, 2014, compared with $623.2 million for the nine months ended September 30, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 6% for the nine months ended September 30, 2014. Volumes and revenue for the first nine months of 2013 included the impact of Superstorm Sandy as discussed below. Excluding the impact of Superstorm Sandy, IAA's revenue and volumes increased 12% and 11%, respectively. IAA's total loss vehicle inventory has increased approximately 15% at September 30, 2014, as compared to September 30, 2013. Vehicles sold under purchase agreements were approximately 6% of total salvage vehicles sold for the nine months ended September 30, 2014, compared with approximately 7% for the nine months ended September 30, 2013. Online sales volumes for IAA for the nine months ended September 30, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the nine months ended September 30, 2014, gross profit at IAA increased to $256.0 million, or 38.4% of revenue, compared with $206.8 million, or 33.2% of revenue, for the nine months ended September 30, 2013. The gross profit increase was primarily the result of a 7% increase in revenue as well as a 1% decrease in cost of services primarily relating to Superstorm Sandy. The increase in gross profit as a percentage of revenue was mainly attributable to expenses associated with processing total loss vehicles related to Superstorm Sandy for the nine months ended September 30, 2013.
In the first nine months of 2013, IAA sold over 45,000 Superstorm Sandy vehicles which resulted in revenue of approximately $29.7 million and cost of services of approximately $43.2 million. Overall, IAA incurred a pretax net loss of $13.5 million related to the processing of Superstorm Sandy vehicles in the first nine months of 2013. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross profit as a percentage of revenue for the nine months ended September 30, 2013 would have been approximately 37.1%.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $14.1 million, or 24%, to $73.6 million for the nine months ended September 30, 2014, compared with $59.5 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses was attributable to increases in stock-based compensation expense of $5.2 million, information technology costs of $2.4 million, incentive-based compensation expense of $2.2 million, sales and marketing expenses of $0.9 million, as well as increases in non-income based taxes, compensation expense, professional fees, bad debt expense and travel expenses.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$166.6	$156.5
Other revenue	8.5	7.9
Provision for credit losses	(9.6)	(6.3)
Other service revenue	18.7	7.1
Total AFC revenue	184.2	165.2
Cost of services*	51.8	40.3
Gross profit*	132.4	124.9
Selling, general and administrative	22.1	18.2
Depreciation and amortization	22.7	20.3
Operating profit	$87.6	$86.4
Loan transactions	1,071,161	1,014,037
Revenue per loan transaction, excluding "Other service revenue"	$155	$156

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2014, AFC revenue increased $19.0 million, or 12%, to $184.2 million, compared with $165.2 million for the nine months ended September 30, 2013. The increase in revenue was the result of a 6% increase in loan transactions and an increase of $11.6 million of "Other service revenue" generated by PWI, for the nine months ended September 30, 2014, compared with the same period in 2013, partially offset by a 1% decrease in revenue per loan transaction for the nine months ended September 30, 2014. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,285.3 million at September 30, 2014 from $1,074.0 million at September 30, 2013.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $1, or 1%, primarily as a result of an increase in the provision for credit losses, as well as fluctuations in the Canadian exchange rate, partially offset by an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the nine months ended September 30, 2014, gross profit for the AFC segment increased $7.5 million, or 6%, to $132.4 million, or 71.9% of revenue, compared with $124.9 million, or 75.6% of revenue, for the nine months ended September 30, 2013, primarily as a result of a 12% increase in revenue, partially offset by a 29% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI, as well as an increase in compensation expense. The decrease in gross margin percentage is the result of the inclusion of PWI results for the nine months ended September 30, 2014, as compared with a partial year for 2013.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $3.9 million, or 21%, to $22.1 million for the nine months ended September 30, 2014, compared with $18.2 million for the nine months ended September 30, 2013. The increase was primarily attributable to increases in stock-based compensation of $2.8 million and $1.4 million in expenses associated with PWI, as well as an increase in compensation, partially offset by a decrease in professional fees.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Selling, general and administrative	$65.2	$67.9
Depreciation and amortization	7.0	3.4
Operating loss	$(72.2)	$(71.3)
Selling, General and Administrative
For the nine months ended September 30, 2014, selling, general and administrative expenses at the holding company decreased $2.7 million, or 4%, to $65.2 million, compared with $67.9 million for the nine months ended September 30, 2013, primarily as a result of a decrease in stock-based compensation expense of $7.3 million and a decrease in an other employee related expense of $3.1 million, partially offset by increases in compensation expense of $3.6 million, incentive-based compensation expense of $2.5 million and information technology costs of $1.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2014	December 31, 2013	September 30, 2013
Cash and cash equivalents	$214.9	$191.6	$196.0
Restricted cash	16.2	18.8	9.1
Working capital	451.3	356.9	363.1
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations for the nine months ended	327.7		318.4

*
There were related outstanding letters of credit totaling approximately $26.4 million, $26.3 million and $23.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, which reduced the amount available for borrowings under the credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
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
Our available cash, which excludes cash in transit, was $148.6 million at September 30, 2014. Of this amount, approximately $49.4 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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

Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.8 million and $4.8 million of Term Loan B-1 and Term Loan B-2, respectively, in the first nine months of 2014. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

Term Loan B-1 bears interest at Adjusted LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.75% and 3.50% at September 30, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On September 30, 2014, $646.2 million was outstanding on Term Loan B-1, $1,113.4 million was outstanding on Term Loan B-2 and there were no borrowings on the new revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $26.4 million at September 30, 2014, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of September 30, 2014. However, there were related letters of credit outstanding totaling approximately C$1.2 million at September 30, 2014, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended September 30, 2014 the ratio could not exceed 4.0 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $36.7 million, was 2.83 to 1.0 at September 30, 2014.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at September 30, 2014.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated special purpose subsidiary ("AFC Funding Corporation") established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $800 million for U.S. finance receivables at September 30, 2014.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed liquidity is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at September 30, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,285.3 million and $1,107.6 million at September 30, 2014 and December 31, 2013, respectively. AFC's allowance for losses was $8.0 million at September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, $1,279.1 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $858.8 million and $772.4 million of obligations collateralized by finance receivables at September 30, 2014 and December 31, 2013, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2014, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$22.3	$19.1	$20.0	$(13.9)	$47.5
Add back:
Income taxes	13.4	11.0	12.1	(8.1)	28.4
Interest expense, net of interest income	0.1	—	4.7	15.4	20.2
Depreciation and amortization	19.7	19.1	7.7	2.4	48.9
Intercompany interest	12.8	9.4	(5.8)	(16.4)	—
EBITDA	68.3	58.6	38.7	(20.6)	145.0
Adjustments per the Credit Agreement	5.6	0.7	(2.4)	0.2	4.1
Adjusted EBITDA	$73.9	$59.3	$36.3	$(20.4)	$149.1

	Three Months Ended September 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$14.5	$13.8	$18.8	$(24.3)	$22.8
Add back:
Income taxes	9.1	8.4	12.0	(9.9)	19.6
Interest expense, net of interest income	—	0.2	4.6	21.0	25.8
Depreciation and amortization	22.6	18.5	7.2	1.3	49.6
Intercompany interest	13.1	9.4	(5.6)	(16.9)	—
EBITDA	59.3	50.3	37.0	(28.8)	117.8
Adjustments per the Credit Agreement	4.6	—	(2.6)	10.8	12.8
Adjusted EBITDA	$63.9	$50.3	$34.4	$(18.0)	$130.6

	Nine Months Ended September 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$62.5	$61.2	$56.7	$(61.4)	$119.0
Add back:
Income taxes	35.7	36.0	34.7	(38.1)	68.3
Interest expense, net of interest income	0.5	0.2	13.8	50.6	65.1
Depreciation and amortization	59.0	56.6	22.7	7.0	145.3
Intercompany interest	37.6	28.3	(17.6)	(48.3)	—
EBITDA	195.3	182.3	110.3	(90.2)	397.7
Adjustments per the Credit Agreement	20.8	5.1	(5.4)	32.1	52.6
Adjusted EBITDA	$216.1	$187.4	$104.9	$(58.1)	$450.3

	Nine Months Ended September 30, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$47.5	$39.3	$54.4	$(55.9)	$85.3
Add back:
Income taxes	28.2	23.6	34.2	(26.5)	59.5
Interest expense, net of interest income	0.4	0.7	12.3	65.6	79.0
Depreciation and amortization	66.8	55.4	20.3	3.4	145.9
Intercompany interest	39.8	28.4	(15.2)	(53.0)	—
EBITDA	182.7	147.4	106.0	(66.4)	369.7
Adjustments per the Credit Agreement	15.2	0.7	(7.1)	15.0	23.8
Superstorm Sandy	—	13.5	—	—	13.5
Adjusted EBITDA	$197.9	$161.6	$98.9	$(51.4)	$407.0
Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Net income (loss)	$(17.6)	$20.7	$50.8	$47.5	$101.4
Add back:
Income taxes	22.0	9.8	30.1	28.4	90.3
Interest expense, net of interest income	25.3	24.1	20.8	20.2	90.4
Depreciation and amortization	48.5	48.1	48.3	48.9	193.8
EBITDA	78.2	102.7	150.0	145.0	475.9
Other adjustments per the Credit Agreement	3.4	1.3	0.9	1.0	6.6
Non-cash charges	53.0	46.4	6.7	6.8	112.9
AFC interest expense	(3.4)	(3.3)	(3.5)	(3.7)	(13.9)
Adjusted EBITDA	$131.2	$147.1	$154.1	$149.1	$581.5

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Net cash provided by (used by):
Operating activities	$327.7	$318.4
Investing activities	(290.1)	(180.7)
Financing activities	(9.3)	(46.5)
Effect of exchange rate on cash	(5.0)	(3.9)
Net increase in cash and cash equivalents	$23.3	$87.3
Cash flow from operating activities was $327.7 million for the nine months ended September 30, 2014, compared with $318.4 million for the nine months ended September 30, 2013. The increase in operating cash flow was primarily attributable to increased profitability, partially offset by a net decrease in non-cash charges, as well as changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends.
Net cash used by investing activities was $290.1 million for the nine months ended September 30, 2014, compared with $180.7 million for the nine months ended September 30, 2013. The increase in net cash used by investing activities was primarily attributable to an increase in the additional finance receivables held for investment, partially offset by a decrease in capital expenditures of approximately $5.0 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below.
Net cash used by financing activities was $9.3 million for the nine months ended September 30, 2014, compared with $46.5 million for the nine months ended September 30, 2013. The decrease in net cash used by financing activities was primarily attributable to:

•	a larger increase in obligations collateralized by finance receivables;

•	payments of $15.0 million on term loans under the Credit Facility in 2014, compared with payments of $49.2 million on Term Loan B under the Original Credit Facility in 2013; and

•	payments of $11.7 million for debt issuance costs in 2014, compared with payments of $26.0 million in 2013;
partially offset by:

•	$104.7 million in dividend payments in 2014, compared with $52.2 million in 2013; and

•	a smaller increase in book overdrafts.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2014 and 2013 approximated $70.3 million and $75.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $105 million for fiscal year 2014. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.

Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.27 per share in 2015 using cash flow from operations, representing an annualized dividend of $1.08 per share. The following dividend information has been released for 2014:

•	On November 5, 2013, the Company announced a cash dividend of $0.25 per share that was paid on January 3, 2014, to stockholders of record at the close of business on December 20, 2013.

•	On February 18, 2014, the Company announced a cash dividend of $0.25 per share that was paid on April 3, 2014, to stockholders of record at the close of business on March 26, 2014.

•	On May 5, 2014, the Company announced a cash dividend of $0.25 per share that was paid on July 3, 2014, to stockholders of record at the close of business on June 25, 2014.

•	On August 5, 2014, the Company announced a cash dividend of $0.25 per share that was paid on October 2, 2014, to stockholders of record at the close of business on September 24, 2014.

•	On November 4, 2014, the Company announced a cash dividend of $0.27 per share that is payable on January 7, 2015, to stockholders of record at the close of business on December 29, 2014.
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
Other Investment
In August 2014, ADESA acquired a 50% interest in Nth Gen Software Inc. (“TradeRev”) and its online vehicle remarketing system, TradeRev, for $30 million in cash. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.
ASC 323, Investments - Equity Method and Joint Ventures, specifies that to the extent there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, such difference is required to be allocated between tangible and intangible assets. At the date of acquisition, the carrying amount of the investment in TradeRev was greater than the Company’s equity in the underlying assets of TradeRev by approximately $21.9 million as a result of the difference in the carrying amounts of intangible assets. The Company is currently evaluating the allocation of assets. Based upon the preliminary valuation, the difference attributable to amortizable intangible assets was estimated at approximately $5.8 million at the time of the equity investment, which is being amortized on a straight-line basis over the expected useful lives of the intangible assets, which range from 7 to 15 years. The intangible assets are not reflected on the balance sheet of KAR Auction Services.
TradeRev’s results of operations are recorded on a one-month lag basis. The Company’s share in the net losses of TradeRev through August 31, 2014 was $0.2 million. This amount was recorded to “Other income, net” in the consolidated statements of income.
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

•
In the first nine months of 2014, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.8 million and $4.8 million of Term Loan B-1 and Term Loan B-2, respectively.

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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $0.5 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. A 1% change in the average Canadian exchange rate for the three and nine months ended September 30, 2014 would have impacted net income by approximately $0.1 million and $0.3 million, respectively. Currency exposure of our Mexican operations is not material to the results of operations.
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
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2014 would have resulted in an increase in interest expense of approximately $3.0 million and $7.9 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The board of directors has authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, during the period from October 29, 2014 through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

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

KAR Auction Services, Inc.
(Registrant)

Date: November 5, 2014	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Registration Rights Agreement, dated April 20, 2007, among KAR Auction Services, Inc. (formerly KAR Holdings, Inc.), KAR Holdings II, LLC, certain employees of KAR Auction Services, Inc. or its subsidiaries and each of their respective Permitted Transferees	S-4	333-148847	4.8	1/25/2008

4.2		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Thomas Caruso	8-K	001-34568	10.3	12/17/2013

10.7b	*	Amendment to Employment Agreement, dated March 21, 2014, between KAR Auction Services, Inc. and Thomas Caruso	10-Q	001-34568	10.8b	5/6/2014

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13a	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013

10.13b	^	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 21, 2013	10-K	001-34568	10.18b	2/19/2014

10.13c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated May 6, 2014	10-Q	001-34568	10.13c	8/6/2014

10.14a	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

10.14b	^	Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated November 22, 2013	10-K	001-34568	10.19b	2/19/2014

10.14c		Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated May 8, 2014	10-Q	001-34568	10.14c	8/6/2014

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.30	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.