Form 10-K
period 2014-12-31
KAR Auction Services, Inc.
filed 2015-02-18
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $4,473,148,811 at June 30, 2014.
As of February 6, 2015, 141,279,316 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2014.

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

•
"floating rate senior notes" refers to KAR Auction Services' Floating Rate Senior Notes due May 1, 2014. In April 2013, we prepaid the $150.0 million aggregate principal amount outstanding on the floating rate senior notes;

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

PART I
Item 1.    Business
Overview
We are a leading provider of vehicle auction services in North America. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 233 physical auction locations at December 31, 2014, and multiple proprietary Internet venues. In 2014, we facilitated the sale of over 3.9 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by used vehicle dealers, vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies to franchised and independent used vehicle dealers. Through ADESA.com, powered by OPENLANE technology, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. IAA, our salvage auction services business, is one of the two largest providers of salvage auction services in North America. Vehicles at our salvage auctions are typically damaged or low-value vehicles that are predominantly sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental car companies to licensed dismantlers, rebuilders, scrap dealers or qualified public buyers. An important component of ADESA's and IAA's services to their buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC.
At December 31, 2014, we had a network of 65 whole car auction locations and 168 salvage auction locations. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.
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

Whole Car Auction Industry Volumes
During the period from 1999 to 2009, approximately 9 to 10 million used vehicles per year were sold in North America through whole car auctions. Whole car auction volumes, including online only volumes, were approximately 8.2 million, 8.7 million and an estimated 9.1 million in 2012, 2013 and 2014, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2014 have not yet been released; however, we estimate that used vehicle auction volumes in North America in 2014 will be approximately 9.1 million vehicles (including approximately 0.5 million vehicles sold online by ADESA prior to reaching a physical auction). Declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012 led to supply shortages in the North American whole car auction industry and resulted in auction volumes below 9 million units for a few years. We expect the industry to experience an increase in whole car auction volumes in 2015 as a result of increasing new vehicle sales and lease originations since 2009, as well as readily available credit, which supports retail used car sales.
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
Consolidated Whole Car and Salvage Auction Markets
The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 24% of the North American whole car auction market. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, Inc., together representing approximately 80% of the market.
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
Our Business Strategy
We continue to focus on growing our revenues and profitability through the execution of the following key operating strategies:
Expand Opportunities for Customers to Buy and Sell Online
We are focused on enhancing our Internet solutions in all of the key channels we operate in, and we will continue to invest in technology platforms in order to capitalize on new opportunities and attract new customers. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. We acquired OPENLANE in order to better capitalize on the increasing use of the Internet as a means to purchase wholesale vehicles. Through its OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions throughout the United States and Canada. IAA is the only national salvage auction company that offers buyers both live and Internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling); online solutions to offer vehicles for sale while in transit to auction locations (midstream selling); simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and bulletin-board or real-time online auctions (DealerBlock®).

Continue to Grow Revenue per Vehicle
From 2010 through 2014, our whole car and salvage revenue per vehicle sold at our physical auction sites grew at compound annual growth rates of 3.4% and 1.9%, respectively. Revenue per vehicle generally consists of auction fees and fees from ancillary services. Increased utilization of ancillary services, selective fee increases, higher used vehicle prices and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. We plan to grow revenue by increasing customer utilization of new and existing products and by enhancing our core auction services.
Use Excess Cash Flow to Invest in Strategic Growth Initiatives and Return Capital to Shareholders
We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low levels of capital expenditures and limited working capital requirements. Management plans to utilize excess cash generated by the business to invest in strategic growth initiatives and return capital to shareholders. We generated $431.3 million and $434.0 million of cash flow from operations for the twelve months ended December 31, 2014 and 2013, respectively. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support growth initiatives.
Selective acquisitions and greenfield expansion represent possible growth initiatives. Increased demand for single source solutions by our customers and other factors may increase our opportunities to acquire competitors. Both ADESA and IAA have a strong record of acquiring and integrating independent auction operations and improving profitability. We will continue to evaluate opportunities to open and acquire new sites in selected markets in order to effectively leverage our sales and marketing capabilities and expand our buyer base and geographic presence for both ADESA and IAA. In addition, we may pursue opportunities to acquire additional product offerings in each of our business segments.
On April 3, 2014, July 3, 2014 and October 2, 2014 we paid a cash dividend of $0.25 per share to stockholders of record at the close of business on March 26, 2014, June 25, 2014 and September 24, 2014, respectively. On January 7, 2015 we paid a cash dividend of $0.27 per share to stockholders of record at the close of business on December 29, 2014. On February 17, 2015, we announced that our board of directors declared a cash dividend of $0.27 per share payable on April 2, 2015 to stockholders of record at the close of business on March 25, 2015.
In October 2014, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.
Increase Our International Presence
In both our whole car and salvage vehicle businesses, we have experience managing a global buyer base with relationships in over 100 countries. We believe we are well positioned to grow internationally through both technology-based and physical auction expansion. We continue to identify opportunities to expand certain of our service offerings globally. We expect that our ability to efficiently layer in our product and technology licensing will allow us to enter other mature auction markets.
Grow Our Dealer Consignment Business
The dealer consignment business is a highly local market-specific business that requires local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of their local market. We have augmented our local auction teams with the addition of corporate-level resources focused on growing the number of dealer vehicles sold at our physical and online auctions. The corporate team assists the local sales representatives in developing and implementing standard best practices for building and maintaining relationships with dealers to increase our market share. Our sales representatives also utilize proprietary technology solutions to maintain and grow the dealer consignment business by strategically matching the supply of vehicles with prospective buyers at auction. We believe this combination of a standard centralized approach with decentralized resources close to large populations of dealers will enhance our relationships with the dealer community and increase dealer volumes at our whole car auctions. Our dealer consignment sales volumes were up approximately 3% and 8% for the twelve months ended December 31, 2014 and 2013, respectively.

Continue to Improve Operating Efficiency
We continue to focus on reducing costs by optimizing efficiency at each of our auction locations and consolidating certain management functions. Since 2007, a number of initiatives have been implemented, which have streamlined operations and improved operating efficiencies. As part of these initiatives, we introduced a management operating system to actively monitor and manage staffing levels and, as a result, have realized additional labor efficiency gains. Additional efficiencies have been gained through two of our wholly-owned subsidiaries, AuctionTrac, a vehicle tracking system at ADESA, and CarsArrive, an Internet-based system that allows customers to instantly review price quotes, delivery times, available transportation loads and also to receive instant notification of available shipments. In 2013, ADESA acquired High Tech Locksmiths ("HTL") and integrated ADESA's key-cutting services, one of the many ancillary services provided by ADESA, with HTL.
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
Grow Our Non-Insurance Salvage Auction Customer Base
Approximately 13 million vehicles are de-registered annually, but only 3 million to 4 million are sold through salvage auctions, mostly by automobile insurance companies. In order to capture a greater portion of the total unit volume, we are increasingly focused on growing our vehicle supplier base, with a particular focus on non-insurance company customers, which includes charitable organizations, rental car, captive finance and fleet companies, as well as the general public. ADESA's strong customer relationships with used vehicle dealers as well as rental car, captive finance and fleet companies provide an advantage in accessing such segments, as these customers already use ADESA's whole car auction services.
Our Business Segments
We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2014 were distributed as follows: ADESA 52%, IAA 38% and AFC 10%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2014, 2013 and 2012 are presented in the tables in Note 19, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.
ADESA
Overview
We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our customer base through online auctions and auction facilities that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Our online service offerings include ADESA.com, LiveBlock and DealerBlock and allow us to offer vehicles for sale from any location.
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
Customers
Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "institutional customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). For the year ended December 31, 2014, the seller and ancillary fees recognized from any single supplier did not account for more than 5% of ADESA's revenues.
Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2014, the buyer and ancillary fees recognized from any single buyer did not account for more than 2% of ADESA's revenues.
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

Reconditioning Services
Our auctions provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair. Key replacement services are primarily provided by our subsidiary, HTL.

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

Sales and Marketing
Our sales and marketing approach at ADESA is to develop strong relationships and interactive dialogue with our customers. We have relationship managers for the various institutional customers, including vehicle manufacturers, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective customers in order to better coordinate our sales effort and service offerings.
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
ADESA.com and ADESA DealerBlock®
This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at physical auction locations and is powered by the technology we acquired from OPENLANE in 2011. We also utilize this platform to provide upstream and midstream selling capabilities for our consignors, which facilitate the sale of vehicles prior to their arrival at a physical auction site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the upstream and midstream closed sales are "private-labeled" for the consignors.

ADESA LiveBlock®
Our live auction Internet bidding solution, ADESA LiveBlock®, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. ADESA LiveBlock® provides real-time streaming audio and video from the live auction and still images of vehicles and other data. Buyers inspect and evaluate the vehicle and listen to the live call of the auctioneer while viewing the physical auction that is underway.

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
IAA
Overview
As one of the leading providers of salvage vehicle auctions and related services, we operate as IAA in the United States and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the remarketing of vehicles for a variety of sellers, including insurance companies, dealerships, rental car companies, fleet lease companies and charitable organizations. Our auctions provide buyers from around the globe with the salvage vehicles they need to fulfill their scrap demand, replacement part inventory or vehicle rebuild requirements. Fees for our services are earned from both sellers and buyers of salvage vehicles.
We process salvage vehicles primarily on a consignment basis. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, which continue to own the vehicle until it is sold to buyers at auction. Other services available to vehicle sellers, for which fees may be charged, include towing, title processing, inspection services, marketing and other administrative services. Under all methods of sale, we also charge fees to the buyer of each vehicle based on a tiered structure that increases with the sale price of the vehicle as well as fixed fees for other services.
Auctions are typically held weekly at most locations. Vehicles are marketed at each respective auction site to live bidders as well as to online bidders via IAA's dual platform auction model. In addition, auction listings are available online, allowing prospective bidders to preview and bid on vehicles prior to the actual auction event. IAA's Auction Center feature provides Internet buyers with an open, competitive bidding environment that reflects the dynamics of a live salvage auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, a "Find a Vehicle" function that promotes the search for specific vehicles within the auction system and special auction notifications such as "Rental," "Classic," or "Motorcycles." Higher prices at auction are generally driven by broader market exposure and increased competitive bidding. Our mobile device applications provide great flexibility for buyers who interact with our auctions. In 2014, we received external recognition for our technology innovation, including: ranking 33rd in Informationweek's Elite 100 and being named as a finalist in the Best Customer App category at the Consumerism in IT (CITE) Awards. Our mobile applications are designed for the latest handheld devices, including Apple and Android, and are optimized for the most recent operating systems.
Online tools have also been developed to assist consignors in remarketing their vehicles and establishing salvage vehicle values. In 2013, we launched the IAA Market Value app via our CSAToday® salvage management platform. The Mobile Assignment feature allows consignors to assign vehicles to IAA virtually anytime, anywhere. As well, our Market Value app allows customers to estimate the value of their vehicle whenever and wherever they need to. Through IAA's auction model, vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe the capability of the auction models maximizes auction proceeds and returns to our customers. First, the physical auctions allow buyers to inspect and compare the vehicles, enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, our Internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and digital alerts (via email or through buyer app) reduce the time required to acquire vehicles.
Services
IAA offers a comprehensive suite of auction, logistics and vehicle selling services aimed at maximizing the value of vehicles sold at auction, lowering administrative costs, shortening the selling cycle and increasing the predictability of returns to vehicle sellers. This is achieved while expanding IAA's ability to handle an increasing proportion of the vehicle-processing function as a "one-stop shop" for sellers. Some of the services provided by IAA include:

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
Customers
We obtain IAA's supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies and the general public. We have established long-term relationships with virtually all of the major automobile insurance companies. The vast majority of the vehicles we process are on a consignment basis. For the year ended December 31, 2014, the seller and ancillary fees recognized from any single seller did not account for more than 4% of IAA's revenues.
The buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers. For the year ended December 31, 2014, the buyer and ancillary fees recognized from any single buyer did not account for more than 4% of IAA's revenues.
Sales and Marketing
The IAA sales force solicits prospective vehicle sellers and buyers at the national, regional and local levels. Branch managers address customer needs at the local level. We also participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.
In addition to providing sellers with a means of processing and selling vehicles, IAA offers a comprehensive suite of services to help maximize returns and shorten the selling and processing time. We help establish workflow integration within our sellers' processes, and view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.
By analyzing industry data, we provide sellers with a detailed analysis of their current selling prices and returns, and a proposal detailing methods to improve selling prices and returns, reduce administrative costs and provide proprietary turn-key selling and processing services.
We also focus on expanding our seller relationships through recommendations from customers at the local level to other local offices of the same company. Our broad and industry leading geographic coverage allows us to service sellers on a national basis.

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

Competition
In the salvage sector, the competition includes Copart; Total Resource Auctions (a Manheim company); independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships; and a limited number of used vehicle auctions that regularly remarket salvage vehicles. Additionally, some dismantlers of salvage vehicles such as Greenleaf and LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users.
In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2014, AFC serviced over 1.4 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
In June 2013, we acquired Preferred Warranties, Inc., a vehicle service contract business, as part of our strategy to provide new services to independent used vehicle dealers. We receive advance payments for the vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2014 was approximately 1.5 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's vehicle service contracts related liabilities in the event the Company is unable to perform under the terms of specific vehicle service contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2014, over 84% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2014, we serviced auctions through 111 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2014, AFC had approximately 10,100 active dealers with an average line of credit of approximately $219,000 and no one dealer representing greater than 1.2% of our portfolio. An average of approximately 16 vehicles per active dealer was floorplanned with an approximate average value outstanding of $8,630 per vehicle as of December 31, 2014.
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
The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $500,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $500,000 may be extended using underwriting guidelines which generally require dealership and personal financial statements, monthly bank statement, sales reports and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in case of credit lines in excess of $500,000, final review by a credit committee.

Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, almost 77,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
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
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $950 million from a third party facility for U.S. finance receivables at December 31, 2014. The agreement expires on June 30, 2016.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$100 million in financing for eligible finance receivables through a third party conduit (separate from the U.S. facility). The agreement expires on June 30, 2016. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
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
Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
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
Federal and state environmental authorities are currently investigating IAA's role, if any, in contributing to contamination at the Lower Duwamish Waterway Superfund Site in Seattle, Washington. IAA's potential liability, if any, at this site cannot be estimated at this time. See Item 3, "Legal Proceedings" for a further discussion of this matter.
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
Employees
At December 31, 2014, we had a total of approximately 12,600 employees, of which approximately 9,800 were located in the U.S. and approximately 2,800 were located in Canada, Mexico and the United Kingdom. Approximately 75% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.
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

A failure or breach of our information technology systems as a result of cyber-attacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks for companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches.

Our operations leverage the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our customers and other parties in the payments value chain rely on our digital technologies, computer and email systems, software and networks to conduct their operations. In addition, to access our online products and services, our customers and cardholders increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control. We are subject to cyber-threats and our technologies, systems and networks have been subject to cyber-attacks and we believe we will continue to be a potential target of such threats and attacks.

Continuous cyber-attacks or a sustained attack could lead to service interruptions, malfunctions or other failures in the information technology that supports our businesses and customers (such as the lack of availability of our value-added systems), as well as the operations of our customers or other third parties. Continuous cyber-attacks could also lead to damage to our reputation with our customers and other parties and the market, additional costs (such as repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected in a timely manner, their effect could be compounded.

We have implemented various measures to manage our risks, including but not limited to usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If the information technology is compromised, becomes inoperable for extended periods of time or ceases to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our consolidated financial position and results of operations.

In addition, aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and trade names or the loss of significant customers.

An increase in the number of used vehicles purchased on virtual auction platforms could adversely affect our revenue per vehicle, operating results and financial condition.

We acquired OPENLANE in recognition of the increasing use of the Internet as a means to purchase wholesale vehicles. If sellers and buyers increase the number of vehicles transacted on virtual auction platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers physical auctions, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold online as compared with used vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

Used vehicle prices have a significant effect on fee revenue per unit at IAA and loan losses at AFC and may impact the supply of used vehicles at ADESA.

The volume of new vehicle production, accuracy of lease residual estimates, interest rates, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale at our used vehicle auctions and the demand for those used vehicles, the fee revenue per unit at our salvage auctions, loan losses for our dealer financing business and our ability to retain customers. When used vehicle prices are high, used vehicle dealers could retail more of their trade-in vehicles on their own rather than selling them at auction. In addition, a sustained reduction in used vehicle pricing could result in lower proceeds from the sale of salvage vehicles and a related reduction in revenue per vehicle, a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.

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

•
Decrease in the supply and demand of salvage vehicles. If the number of miles driven decreases, the number of salvage vehicles received at auction may also decrease. In addition, decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at salvage auctions. In addition, if consumers eliminate their automotive collision coverage, this could result in fewer vehicles being declared a total loss. Additionally, government regulations on the standards for producing vehicles, as well as changes in vehicle technology, could affect the supply of vehicles at salvage auctions.

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

Decreases in the supply of used vehicles coming to auction may impact auction sales volumes, which may adversely affect our revenues and profitability.

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

In 2009, the auction industry sales volume was over 9 million units. However, auction sales volumes, including online only sales, declined to approximately 8.2 million units in 2012, 8.7 million units in 2013 and an estimated 9.1 million units in 2014. We believe that auction sales volumes will continue to recover over the next several years, and we estimate volumes, including online only volumes, will be approximately 9.5 million, 9.8 million and 10.0 million units in 2015, 2016 and 2017, respectively. We believe that an increase in the volume of off-lease and repossessed vehicles, among others, that are remarketed through whole car auctions are a significant contributor to this growth, and our performance could be adversely impacted if volumes do not increase and we are not able to reduce our costs permanently to compensate for the lower industry auction volumes.

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

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. One potentially adverse trend would be a market shift towards the simultaneous listing of vehicles on multiple online sales platforms. Were such trend to take hold, the vehicle remarketing industry's economics could change. For example, we might need to incur additional costs or otherwise alter our business model to adapt to these changes. In such case, the volume of vehicles supplied to us and our overall revenues and fees per vehicle sold could decrease. Since 2013, we have been discussing with one or more other auction houses and industry participants the development of a multiple platform bidding system. Any such collaboration may be unsuccessful, unworkable or deemed inadvisable. In such case, we may lose vehicle volume and market share, and our business, revenues and profitability could be negatively impacted.

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

ADESA currently competes with online wholesale and retail vehicle selling platforms, including OVE.com (affiliated with Manheim), SmartAuction, eBay Motors and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes such as the use of a multiple platform bidding system, our revenue and profitability may be negatively impacted.

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
At the national level, AFC's competition includes NextGear Capital, a subsidiary of Manheim, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. If the number of loan transactions serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.
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

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to expanding opportunities for customers to buy and sell online, growing market share and volume, increasing revenue per vehicle, leveraging AFC’s products and services at ADESA and IAA and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $431.3 million and $434.0 million of cash flow from operations for the years ended December 31, 2014 and 2013, respectively), we may be unable to reinvest in our business, return capital to shareholders or reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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

In addition, AFC typically assesses its U.S. dealer customers with an interest rate comprised of a minimum prime rate of 5% plus an interest spread. The U.S. prime rate was 3.25% at December 31, 2014. Any increase above 3.25% up to 5% will likely compress AFC’s margins as the variable borrowing cost of securitizing receivables will rise without a corresponding increase in the financing rate AFC charges to its U.S. dealer customers.

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

A portion of our net income is derived from our international operations, primarily Canada, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation at our auctions.

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 13% of our revenues were attributable to our Canadian operations for the year ended December 31, 2014. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

Likewise, we have a significant number of non-U.S. based buyers who participate in our auctions. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at auction, which may negatively affect our revenues.

Increases in fuel prices could lead to a reduction in miles driven and may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

Increased fuel prices could lead to a reduction in the miles driven per vehicle, which may reduce accident rates. Increases in fuel prices may also disproportionately affect the demand for sports cars, luxury vehicles, sport utility and full-sized vehicles which are generally not as fuel-efficient as smaller vehicles. Retail sales and accident rates are factors that affect the number of used and salvage vehicles sold at auction, wholesale prices of those vehicles and the conversion rates at used vehicle auctions. Additionally, higher fuel costs increase the cost of transportation and towing of vehicles and we may not be able to pass on such higher costs to our customers.

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

As of December 31, 2014, our total debt was approximately $1.8 billion, exclusive of liabilities related to our securitization facilities, and we had $250.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $25.1 million at December 31, 2014, which reduce the amount available for borrowings under the credit facilities.

Our indebtedness could have important consequences including:

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

Furthermore, the agreement governing our Credit Facility includes, and future debt instruments may include, certain restrictive covenants which could limit our ability to enter into certain transactions in the future and may adversely affect our ability to operate our business.

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

Our Internet-based auction services have allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign importers of salvage vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. For example, a decree issued by the president of Mexico has placed restrictions on the types of vehicles that can be imported into Mexico from the United States. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

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

•
AFC is subject to laws in certain states and in Canada which regulate commercial lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed. In addition, PWI is subject to laws, regulations and insurance licensing requirements in certain states which are applicable to the sale of vehicle service contracts.

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

Currently, none of our employees are covered by collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. While the current Congressional political deadlock is unlikely to produce any new legislation expanding the rights of labor unions to organize, the National Labor Relations Board (“NLRB” or “the Board”) has moved unilaterally via its rulemaking authority to impose several changes to its rules and regulations that will adversely affect our operations in the event of a concentrated organizing effort. On December 15, 2014, the Board issued an amended election timing rule that requires elections be held between 10 and 21 days after a petition was filed.  This “quickie election” rule, as it is called, also strictly limits the time and scope of employer objections to union efforts and reduces the possibility for Board review of election results. Absent Congressional action (that survives a Presidential veto), this rule will take effect on April 14, 2015. Additionally, the NLRB continues to grant organization rights to smaller and smaller groups of employees, meaning that it may allow an election to take place involving only detailers, or only mechanics, thereby introducing a union foothold of 5-10 employees into the midst of an otherwise non-union facility. This could start a chain reaction leading to organization of entire auctions.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	results of operations that are below our announced guidance or below securities analysts’ or consensus estimates or expectations;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;

•	repurchases of our common stock pursuant to our share repurchase program;

•	investors’ general perception of us and our industry;

•	changes in general economic and market conditions in North America;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 141,316,444 shares of common stock were outstanding as of December 31, 2014. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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

Our share repurchase program could affect the price of our common stock and increase volatility. In addition, it may be suspended or discontinued at any time, which could result in a decrease in the trading price of our common stock.

Repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased the shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time, which could cause the market price of our stock to decline.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. At December 31, 2014, properties utilized by the ADESA business segment include 65 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 31, 2014, properties utilized by the IAA business segment include 168 salvage vehicle auction facilities in the United States and Canada, most of which are leased. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA properties are used primarily for auction and storage purposes consisting on average of approximately 28 acres of land per site.
Of AFC's 111 locations in North America at December 31, 2014, 79 are physically located at auction facilities (including 53 at ADESA and 9 at IAA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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
IAA—Lower Duwamish Waterway
On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. The current Tukwila property owner, the former Tukwila property owner and IAA have had discussions with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAA submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements. More recently, in October 2014, the Washington State Department of Ecology conducted stormwater sampling at the facility. No solids were detected. IAA expects that more comprehensive test results from this sampling event will be provided to IAA when available. Additional source control obligations, if any, are not expected to have a material adverse effect on future recurring operating costs.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 6, 2015, there were 2 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
The following table sets forth the range of high and low intraday sales prices per share of common stock for each quarter during fiscal years 2014 and 2013:

	2014		2013
	High	Low	High	Low
4th Quarter (October 1 - December 31)	$35.70	$25.91	$30.32	$26.97
3rd Quarter (July 1 - September 30)	$32.65	$28.09	$28.67	$22.96
2nd Quarter (April 1 - June 30)	$32.22	$28.60	$24.37	$19.27
1st Quarter (January 1 - March 31)	$32.24	$27.06	$22.32	$19.06
Dividend Policy
On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. The following table presents the dividends declared per share of common stock for each quarter during fiscal years 2014 and 2013:

	2014	2013
4th Quarter (October 1 - December 31)	$0.27	$0.25
3rd Quarter (July 1 - September 30)	$0.25	$0.19
2nd Quarter (April 1 - June 30)	$0.25	$0.19
1st Quarter (January 1 - March 31)	$0.25	$0.19
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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming the investment of $100, for the period beginning on December 31, 2009 and ending on December 31, 2014, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
KAR Auction Services, Inc.	$100	$100.07	$97.90	$146.77	$214.29	$251.27
S&P 400 Midcap Index	$100	$124.85	$120.98	$140.43	$184.75	$199.88
S&P 500 Index	$100	$112.78	$112.78	$127.90	$165.76	$184.64

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
Selected Financial Data of KAR Auction Services
For the Years Ended December 31, 2014, 2013, 2012, 2011 and 2010
The following consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2014	2013	2012	2011	2010
Operations:
Operating revenues
ADESA	$1,218.5	$1,118.6	$1,053.5	$1,017.4	$1,075.9
IAA	895.9	830.0	716.1	700.1	610.4
AFC	250.1	224.7	193.8	168.8	136.3
Total operating revenues	$2,364.5	$2,173.3	$1,963.4	$1,886.3	$1,822.6
Operating expenses (exclusive of depreciation and amortization)	1,790.2	1,722.2	1,506.2	1,424.6	1,382.5
Operating profit	377.7	256.7	267.0	281.9	268.8
Interest expense	86.2	104.7	119.4	143.1	141.4

Net income	169.3	67.7	92.0	72.2	69.6
Net income per share
Basic	1.21	0.49	0.67	0.53	0.52
Diluted	1.19	0.48	0.66	0.52	0.51
Weighted average shares outstanding
Basic	140.2	137.9	136.5	136.0	134.9
Diluted	141.8	140.8	139.0	137.8	135.9
Cash dividends declared per common share	1.02	0.82	0.19	—	—

	As of December 31,
	2014	2013	2012	2011	2010
Financial Position:
Working capital (1)	$484.3	$356.9	$294.5	$177.0	$287.9
Total assets	5,351.5	5,127.2	4,922.3	4,779.1	4,525.0
Total debt, net of unamortized debt discount	1,754.3	1,767.2	1,818.3	1,902.8	1,875.7
Total stockholders' equity	1,547.1	1,481.8	1,443.7	1,343.2	1,244.6

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Financial Data:
Net cash provided by operating activities	$431.3	$434.0	$290.2	$305.8	$467.6
Capital expenditures	101.0	96.6	102.0	85.8	78.9
Depreciation and amortization	196.6	194.4	190.2	179.8	171.3
___________________________________________________________________

(1)	Working capital is defined as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; common stock repurchases; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	significant current competition and the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2015.
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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 168 salvage vehicle auction sites in the United States and Canada at December 31, 2014. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2014, AFC conducted business at 111 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 8.2 million, 8.7 million and an estimated 9.1 million in 2012, 2013 and 2014, respectively. Industry volumes continue to recover and are moving toward those experienced from 2000-2009, when industry volumes were approximately 9 to 10 million units. Declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012 led to supply shortages in the North American whole car auction industry and resulted in auction volumes below 9 million units for a few years. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors, which was partially offset by dealer consignment units sold.
We estimate that used vehicle auction volumes in North America, including online only volumes, will be approximately 9.5 million units in 2015, approximately 9.8 million units in 2016 and approximately 10.0 million units in 2017. The anticipated improvement is the result of more off-lease, repossessed, rental and dealer consignment vehicles entering the market as the underlying drivers have improved since 2009.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 14% in 2014, 2013 and 2012. There is no central reporting system that tracks the number of total loss vehicles in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry has experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has consolidated from approximately 36,000 dealers in 2009 to about 35,000 dealers in 2014. During this time, AFC's North American dealer base grew from over 9,700 dealers in 2009 to over 13,700 dealers in 2014 and loan transactions, which includes both loans paid off and loans curtailed, grew from approximately 800,000 in 2009 to approximately 1,445,000 in 2014.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at the end of 2014.

Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$1,218.5	$1,118.6
IAA	895.9	830.0
AFC	250.1	224.7
Total revenues	2,364.5	2,173.3
Cost of services*	1,318.8	1,232.2
Gross profit*	1,045.7	941.1
Selling, general and administrative	471.4	490.0
Depreciation and amortization	196.6	194.4
Operating profit	377.7	256.7
Interest expense	86.2	104.7
Other income, net	(3.8)	(2.6)
Loss on extinguishment/modification of debt	30.3	5.4
Income before income taxes	265.0	149.2
Income taxes	95.7	81.5
Net income	$169.3	$67.7
Net income per share
Basic	$1.21	$0.49
Diluted	$1.19	$0.48

* Exclusive of depreciation and amortization
For the year ended December 31, 2014, we had revenue of $2,364.5 million compared with revenue of $2,173.3 million for the year ended December 31, 2013, an increase of 9%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.2 million, or 1%, to $196.6 million for the year ended December 31, 2014, compared with $194.4 million for the year ended December 31, 2013.
Interest Expense
Interest expense decreased $18.5 million, or 18%, to $86.2 million for the year ended December 31, 2014, compared with $104.7 million for the year ended December 31, 2013. The decrease in interest expense was primarily due to a decrease in the interest rates on term loan debt associated with the March 11, 2014 debt refinancing. The weighted average interest rate on term loan debt was approximately 3.3% for the year ended December 31, 2014, compared with a weighted average interest rate on Term Loan B of approximately 4.0% for the year ended December 31, 2013. As a result of the debt refinancing on March 11, 2014, the interest rates on term loan debt decreased and at December 31, 2014, Term Loan B-1 and Term Loan B-2 had rates of 2.81% and 3.50% respectively. The decrease in interest expense was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed in 2014 as compared with 2013.
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
Income Taxes
We had an effective tax rate of 36.1% for the year ended December 31, 2014, compared with an effective tax rate of 54.6% for the year ended December 31, 2013. During the year ended December 31, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $3.3 million. Excluding the effect of the discrete items, our effective tax rate for the year ended December 31, 2014 and 2013 would have been 37.9% and 53.8%, respectively. Income before income taxes includes the impact, if any, of profit interest expense which is not deductible by us for income tax purposes. For the year ended December 31, 2013 there was profit interest expense of $52.1 million. Excluding the effect of the nondeductible profit interest expense on income before income taxes, the Company's income taxes for the year ended December 31, 2013 would have been 40.5% of income before income taxes.
ADESA Results

	Year Ended December 31,
(Dollars in millions)	2014	2013
ADESA revenue	$1,218.5	$1,118.6
Cost of services*	693.4	629.9
Gross profit*	525.1	488.7
Selling, general and administrative	259.9	252.3
Depreciation and amortization	80.2	87.9
Operating profit	$185.0	$148.5

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $99.9 million, or 9%, to $1,218.5 million for the year ended December 31, 2014, compared with $1,118.6 million for the year ended December 31, 2013. The increase in revenue was primarily a result of a 7% increase in the number of vehicles sold, as well as a 2% increase in revenue per vehicle sold, partially offset by the impact of a decrease in revenues of $15.7 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 3% increase in dealer consignment units sold for the year ended December 31, 2014 compared with the year ended December 31, 2013. Online sales volumes for ADESA represented approximately 38% of the total vehicles sold in 2014, compared with approximately 35% in 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 495,000 and 407,000 vehicles through its online only offerings in 2014 and 2013, respectively. For the year ended December 31, 2014 and 2013, dealer consignment vehicles represented approximately 51% of used vehicles sold at ADESA physical auction locations. Vehicles sold at physical auction locations increased 3% in 2014, compared with 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 58.2% for the year ended December 31, 2014, compared with 56.9% for the year ended December 31, 2013.
Total revenue per vehicle sold increased 2% to approximately $554 for the year ended December 31, 2014, compared with approximately $544 for the year ended December 31, 2013. Physical auction revenue per vehicle sold increased $36 or 6%, to $685 for the year ended December 31, 2014, compared with $649 for the year ended December 31, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $15 to $104 for the year ended December 31, 2014, compared with $119 for the year ended December 31, 2013. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, primarily due to an increase in the number of cars sold in closed private label sales, which includes sales to grounding dealers. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the year ended December 31, 2014, gross profit for ADESA increased $36.4 million, or 7%, to $525.1 million, compared with $488.7 million for the year ended December 31, 2013. Gross profit for ADESA was 43.1% of revenue for the year ended December 31, 2014, compared with 43.7% of revenue for the year ended December 31, 2013. The decrease in gross profit percentage for the year ended December 31, 2014, compared with the year ended December 31, 2013, was primarily the result of the 10% increase in cost of services. The increase in cost of services was primarily attributable to an increase in lower margin ancillary and non-auction services, increased utilities and maintenance, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $7.6 million, or 3%, to $259.9 million for the year ended December 31, 2014, compared with $252.3 million for the year ended December 31, 2013, primarily due to increases in stock-based compensation expense of $4.7 million, incentive-based compensation expense of $3.3 million, selling, general and administrative expenses associated with High Tech Locksmiths of $2.9 million, an increase in bad debt expense of $1.2 million and an increase in professional fees of $1.0 million, partially offset by fluctuations in the Canadian exchange rate of $3.1 million and decreases in marketing and compensation expenses of $2.2 million and $1.3 million, respectively.
IAA Results

	Year Ended December 31,
(Dollars in millions)	2014	2013
IAA revenue	$895.9	$830.0
Cost of services*	555.7	545.9
Gross profit*	340.2	284.1
Selling, general and administrative	98.8	82.4
Depreciation and amortization	76.2	73.8
Operating profit	$165.2	$127.9

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $65.9 million, or 8%, to $895.9 million for the year ended December 31, 2014, compared with $830.0 million for the year ended December 31, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 7% for the year ended December 31, 2014. Volumes and revenue for 2013 included the impact of Superstorm Sandy as discussed below. Excluding the impact of Superstorm Sandy, IAA's revenue and volumes increased 12% and 10%, respectively. IAA's total loss vehicle inventory has increased approximately 20% at December 31, 2014, as compared to December 31, 2013. Vehicles sold under purchase agreements were approximately 6% of total salvage vehicles sold for the year ended December 31, 2014, compared with approximately 7% for the year ended December 31, 2013. Online sales volumes for IAA for the years ended December 31, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the year ended December 31, 2014, gross profit at IAA increased to $340.2 million, or 38.0% of revenue, compared with $284.1 million, or 34.2% of revenue, for the year ended December 31, 2013. The increase in gross profit and gross profit as a percentage of revenue was mainly attributable to expenses associated with processing total loss vehicles related to Superstorm Sandy for the year ended December 31, 2013, as well as the 8% increase in revenue for the year ended December 31, 2014.
For the year ended December 31, 2013, IAA sold over 45,000 Superstorm Sandy vehicles resulting in revenue of approximately $30.1 million and cost of services of approximately $43.6 million. Overall IAA incurred a pretax net loss of

$13.5 million related to the processing of Superstorm Sandy vehicles for the year ended December 31, 2013. Excluding the impact of revenues and expenses associated with Superstorm Sandy, the gross profit as a percentage of revenue for the year ended December 31, 2013 would have been approximately 37.2%.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $16.4 million, or 20%, to $98.8 million for the year ended December 31, 2014, compared with $82.4 million for the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily attributable to increases in information technology costs of $4.5 million, stock-based compensation expense of $2.6 million, incentive-based compensation expense of $1.8 million, professional fees of $1.5 million, sales and marketing expenses of $1.2 million and non-income based taxes of $1.1 million.
AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$225.0	$211.1
Other revenue	11.9	10.7
Provision for credit losses	(12.3)	(9.6)
Other service revenue	25.5	12.5
Total AFC revenue	250.1	224.7
Cost of services*	69.7	56.4
Gross profit*	180.4	168.3
Selling, general and administrative	28.8	26.2
Depreciation and amortization	30.4	27.6
Operating profit	$121.2	$114.5
Loan transactions	1,445,077	1,354,955
Revenue per loan transaction, excluding "Other service revenue"	$155	$157

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2014, AFC revenue increased $25.4 million, or 11%, to $250.1 million, compared with $224.7 million for the year ended December 31, 2013. The increase in revenue was the result of a 7% increase in loan transactions and an increase of $13.0 million of "Other service revenue" generated by PWI, for the year ended December 31, 2014, compared with the same period in 2013, partially offset by a 1% decrease in revenue per loan transaction for the year ended December 31, 2014. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,371.1 million at December 31, 2014 from $1,107.6 million at December 31, 2013.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $2, or 1%, primarily as a result of a decrease in floorplan and other fee income and an increase in the provision for credit losses as well as fluctuations in the Canadian exchange rate, partially offset by an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the year ended December 31, 2014, gross profit for the AFC segment increased $12.1 million, or 7%, to $180.4 million, or 72.1% of revenue, compared with $168.3 million, or 74.9% of revenue, for the year ended December 31, 2013, primarily as a result of an 11% increase in revenue, partially offset by a 24% increase in cost of services. The increase in cost of services was primarily the result of the inclusion of expenses associated with PWI for the full year 2014, as well as an increase in compensation expense. The decrease in gross margin percentage is the result of the inclusion of PWI results for year ended December 31, 2014, as compared with a partial year for 2013.

Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $2.6 million, or 10%, to $28.8 million for the year ended December 31, 2014, compared with $26.2 million for the year ended December 31, 2013. The increase was primarily attributable to the inclusion of a full year of expenses associated with PWI of $1.7 million and an increase in stock-based compensation of $1.6 million, as well as an increase in compensation, partially offset by a decrease in professional fees.
Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2014	2013
Selling, general and administrative	$83.9	$129.1
Depreciation and amortization	9.8	5.1
Operating loss	$(93.7)	$(134.2)
Selling, General and Administrative
For the year ended December 31, 2014, selling, general and administrative expenses at the holding company decreased $45.2 million, or 35%, to $83.9 million, compared with $129.1 million for the year ended December 31, 2013, primarily as a result of a decrease in stock-based compensation expense of $48.1 million and a decrease in an other employee related expense of $8.7 million, partially offset by increases in compensation expense of $5.8 million, incentive-based compensation expense of $3.6 million and information technology costs of $1.7 million. For the year ended December 31, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating and value units was $52.1 million. All of the compensation expense related to the KAR LLC and Axle LLC operating and value units was recognized and paid as of December 31, 2013.
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
Superstorm Sandy
In October 2012, Superstorm Sandy damaged property throughout the Eastern United States with the most significant damage concentrated in New Jersey and New York. As a direct result of Superstorm Sandy's effect on New York City and neighboring communities, damage from the storm was estimated at over $70 billion. Although the damage from Superstorm Sandy was widespread, the most significant damage was concentrated on the eastern seaboard of the United States. KAR and its subsidiaries did not experience significant damage to its properties or vehicles stored on our properties for our customers. Certain auction activities were delayed due to power outages, temporary loss of Internet access and the inability of customers to attend the auctions immediately following the damage created by Superstorm Sandy.
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

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $65.1 million, or 6%, to $1,118.6 million for the year ended December 31, 2013, compared with $1,053.5 million for the year ended December 31, 2012. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold, partially offset by a 3% decrease in revenue per vehicle sold to approximately $544 for the year ended December 31, 2013, compared with approximately $560 for the year ended December 31, 2012.
The increase in volume sold was attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as an 8% increase in dealer consignment units sold for the year ended December 31, 2013 compared with the year ended December 31, 2012. Online sales volumes for ADESA represented approximately 35% of the total vehicles sold in 2013, compared with approximately 31% in 2012. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent approximately half of ADESA's online sales volume. ADESA sold approximately 407,000 and 296,000 vehicles through its online only offerings in 2013 and 2012, respectively.
Revenue, including all ancillary services, per vehicle sold at physical auction locations increased $10 to $649 for the year ended December 31, 2013, compared with $639 for the year ended December 31, 2012. The increase in revenue per vehicle sold at physical auction locations was attributable to an increase in auction fees, as a result of the increase in mix towards dealer consignment vehicles, as well as selective fee increases. Revenue per vehicle sold in online only auctions decreased $10 to $119 for the year ended December 31, 2013, compared with $129 for the year ended December 31, 2012. The decrease in online only auctions was attributable to an increased number of cars sold in closed private label sales, which includes uniquely branded selling systems between manufacturers or their captive finance arms and their franchised dealers. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, was 56.9% for the year ended December 31, 2013 and 2012. For the year ended December 31, 2013, dealer consignment vehicles represented approximately 51% of used vehicles sold at ADESA physical auction locations, compared with approximately 49% for the year ended December 31, 2012.
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

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2013, AFC revenue increased $30.9 million, or 16%, to $224.7 million, compared with $193.8 million for the year ended December 31, 2012. The increase in revenue was the result of a 9% increase in loan transactions and $12.5 million of "Other service revenue" generated by PWI, for the year ended December 31, 2013, compared with the same period in 2012. PWI, a service contract business, was acquired in June 2013. In addition, managed receivables increased to $1,107.6 million at December 31, 2013 from $1,004.2 million at December 31, 2012.
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

Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2014 and 2013:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2014	2013
Revenues
ADESA	$310.5	$274.3
IAA	229.6	206.8
AFC	65.9	59.5
Total revenues	606.0	540.6
Cost of services*	344.2	305.7
Gross profit*	261.8	234.9
Selling, general and administrative	113.8	156.7
Depreciation and amortization	51.3	48.5
Operating profit	96.7	29.7
Interest expense	20.9	25.4
Other income, net	(1.9)	(0.1)
Income before income taxes	77.7	4.4
Income taxes	27.4	22.0
Net income (loss)	$50.3	$(17.6)
Net income (loss) per share
Basic	$0.36	$(0.13)
Diluted	$0.35	$(0.13)

* Exclusive of depreciation and amortization
For the three months ended December 31, 2014, we had revenue of $606.0 million compared with revenue of $540.6 million for the three months ended December 31, 2013, an increase of 12%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
ADESA Results

	Three Months Ended December 31,
(Dollars in millions)	2014	2013
ADESA revenue	$310.5	$274.3
Cost of services*	180.9	160.1
Gross profit*	129.6	114.2
Selling, general and administrative	63.2	64.6
Depreciation and amortization	21.2	21.1
Operating profit	$45.2	$28.5

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $36.2 million, or 13%, to $310.5 million for the three months ended December 31, 2014, compared with $274.3 million for the three months ended December 31, 2013. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold, as well as a 4% increase in revenue per vehicle sold, offset by the impact of a decrease in revenues of $4.3 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 3% increase in dealer consignment units sold for the three months ended December 31, 2014 compared with the three months ended December 31, 2013. Online sales volumes for ADESA represented approximately

37% of the total vehicles sold in the fourth quarter of 2014, compared with approximately 35% in the fourth quarter of 2013. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 115,000 and 98,000 vehicles through its online only offerings in the fourth quarter of 2014 and 2013, respectively. For the three months ended December 31, 2014, dealer consignment vehicles represented approximately 47% of used vehicles sold at ADESA physical auction locations, compared with approximately 49% for the three months ended December 31, 2013. Vehicles sold at physical auction locations increased 7% in the fourth quarter of 2014, compared with the fourth quarter of 2013. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 56.8% for the three months ended December 31, 2014, compared with 55.5% for the three months ended December 31, 2013.
Total revenue per vehicle sold increased 4% to approximately $574 for the three months ended December 31, 2014, compared with approximately $554 for the three months ended December 31, 2013. Physical auction revenue per vehicle sold increased $38 or 6%, to $700 for the three months ended December 31, 2014, compared with $662 for the three months ended December 31, 2013. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $9 to $106 for the three months ended December 31, 2014, compared with $115 for the three months ended December 31, 2013. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, primarily due to an increase in the number of cars sold in closed private label sales, which includes sales to grounding dealers. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the three months ended December 31, 2014, gross profit for ADESA increased $15.4 million, or 13%, to $129.6 million, compared with $114.2 million for the three months ended December 31, 2013. Gross profit for ADESA was 41.7% of revenue for the three months ended December 31, 2014, compared with 41.6% of revenue for the three months ended December 31, 2013. The increase in gross profit percentage for the three months ended December 31, 2014, compared with the three months ended December 31, 2013, was primarily the result of the 13% increase in revenue.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $1.4 million, or 2%, to $63.2 million for the three months ended December 31, 2014, compared with $64.6 million for the three months ended December 31, 2013, primarily due to a decrease in stock-based compensation expense of $4.3 million and fluctuations in the Canadian exchange rate of $0.8 million, partially offset by an increase in incentive-based compensation expense of $1.2 million, selling, general and administrative expenses associated with High Tech Locksmiths of $1.0 million and an increase in professional fees of $0.7 million.
IAA Results

	Three Months Ended December 31,
(Dollars in millions)	2014	2013
IAA revenue	$229.6	$206.8
Cost of services*	145.4	129.5
Gross profit*	84.2	77.3
Selling, general and administrative	25.2	22.9
Depreciation and amortization	19.6	18.4
Operating profit	$39.4	$36.0

* Exclusive of depreciation and amortization

Revenue
Revenue from IAA increased $22.8 million, or 11%, to $229.6 million for the three months ended December 31, 2014, compared with $206.8 million for the three months ended December 31, 2013. The increase in revenue was a result of an increase in vehicles sold of approximately 10% for the three months ended December 31, 2014. IAA's total loss vehicle inventory has increased approximately 20% at December 31, 2014, as compared to December 31, 2013. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the three months ended December 31, 2014 and 2013. Online sales volumes for IAA for the three months ended December 31, 2014 and 2013 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended December 31, 2014, gross profit at IAA increased to $84.2 million, or 36.7% of revenue, compared with $77.3 million, or 37.4% of revenue, for the three months ended December 31, 2013. The gross profit increase was primarily the result of the 11% increase in revenue, partially offset by a 12% increase in cost of services.  The increase in cost of services was primarily attributable to variable cost increases related to the increase in volume.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $2.3 million, or 10%, to $25.2 million for the three months ended December 31, 2014, compared with $22.9 million for the three months ended December 31, 2013. The increase in selling, general and administrative expenses was primarily attributable to increases in information technology costs of $1.3 million, legal expenses and professional fees.
AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2014	2013
AFC revenue
Interest and fee income	$58.4	$54.6
Other revenue	3.4	2.8
Provision for credit losses	(2.7)	(3.3)
Other service revenue	6.8	5.4
Total AFC revenue	65.9	59.5
Cost of services*	17.9	16.1
Gross profit*	48.0	43.4
Selling, general and administrative	6.7	8.0
Depreciation and amortization	7.7	7.3
Operating profit	$33.6	$28.1
Loan transactions	373,916	340,918
Revenue per loan transaction, excluding "Other service revenue"	$158	$158

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2014, AFC revenue increased $6.4 million, or 11%, to $65.9 million, compared with $59.5 million for the three months ended December 31, 2013. The increase in revenue was the result of a 10% increase in loan transactions and an increase of $1.3 million of "Other service revenue" generated by PWI, for the three months ended December 31, 2014, compared with the same period in 2013.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, was consistent with the prior year. Revenue per loan transaction excludes "Other service revenue."

Gross Profit
For the three months ended December 31, 2014, gross profit for the AFC segment increased $4.6 million, or 11%, to $48.0 million, or 72.8% of revenue, compared with $43.4 million, or 72.9% of revenue, for the three months ended December 31, 2013, primarily as a result of an 11% increase in revenue, partially offset by an 11% increase in cost of services. The increase in cost of services was primarily the result of an increase in compensation expense as well as the inclusion of expenses associated with PWI.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.3 million, or 16%, to $6.7 million for the three months ended December 31, 2014, compared with $8.0 million for the three months ended December 31, 2013. The decrease was primarily attributable to a decrease in stock-based compensation expense of $1.2 million.
Holding Company Results

	Three Months Ended December 31,
(Dollars in millions)	2014	2013
Selling, general and administrative	$18.7	$61.2
Depreciation and amortization	2.8	1.7
Operating loss	$(21.5)	$(62.9)
Selling, General and Administrative
For the three months ended December 31, 2014, selling, general and administrative expenses at the holding company decreased $42.5 million, or 69%, to $18.7 million, compared with $61.2 million for the three months ended December 31, 2013, primarily as a result of a decrease in stock-based compensation expense of $40.8 million and a decrease in an other employee related expense of $5.7 million, partially offset by increases in compensation expense of $2.3 million, incentive-based compensation expense of $1.1 million and information technology costs of $0.7 million. For the three months ended December 31, 2013, stock-based compensation expense related to the KAR LLC and Axle LLC operating and value units was $39.8 million. All of the compensation expense related to the KAR LLC and Axle LLC operating and value units was recognized and paid as of December 31, 2013.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

	December 31,
(Dollars in millions)	2014	2013
Cash and cash equivalents	$152.9	$191.6
Restricted cash	17.0	18.8
Working capital	484.3	356.9
Amounts available under credit facility*	250.0	250.0
Cash flow from operations for the year ended	431.3	434.0

*
There were related outstanding letters of credit totaling approximately $25.1 million and $26.3 million at December 31, 2014 and 2013, respectively, which reduced the amount available for borrowings under the credit facility.

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
Our available cash, which excludes cash in transit, was $107.5 million at December 31, 2014. Of this amount, approximately $45.4 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Credit Facilities
On March 11, 2014, we repaid all principal outstanding and interest due under the Original Credit Agreement and established a three year senior secured term loan facility ("Term Loan B-1"), a seven year senior secured term loan facility ("Term Loan B-2") and a $250 million, five year senior secured revolving credit facility (the "new revolving credit facility"), the terms of which are set forth in the Credit Agreement. The terms in the Credit Agreement supersede the terms of the Original Credit Agreement. No early termination penalties were incurred by the Company in connection with the refinancing; however, we incurred a non-cash loss on the extinguishment of debt under the Original Credit Agreement of $30.3 million. The loss was a result of the write-off of certain unamortized debt issuance costs and the unamortized debt discount on Term Loan B.
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $3.5 million and $6.1 million of Term Loan B-1 and Term Loan B-2, respectively, for the year ended December 31, 2014. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
Term Loan B-1 bears interest at Adjusted LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.81% and 3.50% at December 31, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.

On December 31, 2014, $645.1 million was outstanding on Term Loan B-1, $1,111.6 million was outstanding on Term Loan B-2 and there were no borrowings on the new revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $25.1 million and $26.3 million at December 31, 2014 and December 31, 2013, respectively, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of December 31, 2014. However, there were related letters of credit outstanding totaling approximately C$1.1 million at December 31, 2014, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2014 the ratio could not exceed 3.75 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $35.8 million, was 2.81 to 1.0 at December 31, 2014.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at December 31, 2014.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. In December 2014, AFC and AFC Funding entered into an amendment to the securitization agreement with the other parties named therein. The amendment added a lender to the agreement and increased AFC Funding Corporation's committed facility from $800 million to $950 million for U.S. finance receivables.

We also have an agreement for the securitization of AFCI's receivables. This securitization facility also expires on June 30, 2016. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at December 31, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,371.1 million and $1,107.6 million at December 31, 2014 and December 31, 2013, respectively. AFC's allowance for losses was $8.0 million at December 31, 2014 and December 31, 2013.
As of December 31, 2014 and December 31, 2013, $1,364.9 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $865.2 million and $772.4 million of obligations collateralized by finance receivables at December 31, 2014 and December 31, 2013, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2014, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended December 31, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$23.9	$18.5	$19.9	$(12.0)	$50.3
Add back:
Income taxes	7.5	12.4	13.9	(6.4)	27.4
Interest expense, net of interest income	0.1	—	4.9	15.8	20.8
Depreciation and amortization	21.2	19.6	7.7	2.8	51.3
Intercompany interest	13.0	9.4	(5.1)	(17.3)	—
EBITDA	65.7	59.9	41.3	(17.1)	149.8
Adjustments per the Credit Agreement	3.2	0.1	(2.7)	(1.9)	(1.3)
Adjusted EBITDA	$68.9	$60.0	$38.6	$(19.0)	$148.5

	Three Months Ended December 31, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$2.7	$17.3	$21.7	$(59.3)	$(17.6)
Add back:
Income taxes	11.9	9.2	6.0	(5.1)	22.0
Interest expense, net of interest income	0.2	0.1	4.4	20.6	25.3
Depreciation and amortization	21.1	18.4	7.3	1.7	48.5
Intercompany interest	12.7	9.4	(4.7)	(17.4)	—
EBITDA	48.6	54.4	34.7	(59.5)	78.2
Adjustments per the Credit Agreement	9.5	3.2	—	40.3	53.0
Adjusted EBITDA	$58.1	$57.6	$34.7	$(19.2)	$131.2

	Year Ended December 31, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$86.4	$79.7	$76.6	$(73.4)	$169.3
Add back:
Income taxes	43.2	48.4	48.6	(44.5)	95.7
Interest expense, net of interest income	0.6	0.2	18.7	66.4	85.9
Depreciation and amortization	80.2	76.2	30.4	9.8	196.6
Intercompany interest	50.6	37.7	(22.7)	(65.6)	—
EBITDA	261.0	242.2	151.6	(107.3)	547.5
Adjustments per the Credit Agreement	24.0	5.2	(8.1)	30.2	51.3
Adjusted EBITDA	$285.0	$247.4	$143.5	$(77.1)	$598.8

	Year Ended December 31, 2013
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$50.2	$56.6	$76.1	$(115.2)	$67.7
Add back:
Income taxes	40.1	32.8	40.2	(31.6)	81.5
Interest expense, net of interest income	0.6	0.8	16.7	86.2	104.3
Depreciation and amortization	87.9	73.8	27.6	5.1	194.4
Intercompany interest	52.5	37.8	(19.9)	(70.4)	—
EBITDA	231.3	201.8	140.7	(125.9)	447.9
Adjustments per the Credit Agreement	24.7	3.9	(7.1)	55.3	76.8
Superstorm Sandy	—	13.5	—	—	13.5
Adjusted EBITDA	$256.0	$219.2	$133.6	$(70.6)	$538.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net income (loss)	$20.7	$50.8	$47.5	$50.3	$169.3
Add back:
Income taxes	9.8	30.1	28.4	27.4	95.7
Interest expense, net of interest income	24.1	20.8	20.2	20.8	85.9
Depreciation and amortization	48.1	48.3	48.9	51.3	196.6
EBITDA	102.7	150.0	145.0	149.8	547.5
Other adjustments per the Credit Agreement	1.3	0.9	1.0	0.6	3.8
Non-cash charges	46.4	6.7	6.8	2.0	61.9
AFC interest expense	(3.3)	(3.5)	(3.7)	(3.9)	(14.4)
Adjusted EBITDA	$147.1	$154.1	$149.1	$148.5	$598.8

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2014	2013
Net cash provided by (used by):
Operating activities	$431.3	$434.0
Investing activities	(412.8)	(267.9)
Financing activities	(48.5)	(76.6)
Effect of exchange rate on cash	(8.7)	(6.6)
Net (decrease) increase in cash and cash equivalents	$(38.7)	$82.9
Cash flow from operating activities was $431.3 million for the year ended December 31, 2014, compared with $434.0 million for the year ended December 31, 2013. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net decrease in non-cash charges, partially offset by increased profitability.
Net cash used by investing activities was $412.8 million for the year ended December 31, 2014, compared with $267.9 million for the year ended December 31, 2013. The increase in net cash used by investing activities was primarily attributable to:

•	a $164.0 million increase in the additional finance receivables held for investment; and

•	an increase in capital expenditures of approximately $4.4 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below;
partially offset by:

•
net cash paid of $31.9 million for an equity method investment and acquisitions in 2014, compared with $45.8 for acquisitions in 2013 (see Notes to Consolidated Financial Statements - Note 3, Acquisitions and Equity Method Investment).

Net cash used by financing activities was $48.5 million for the year ended December 31, 2014, compared with $76.6 million for the year ended December 31, 2013. The decrease in net cash used by financing activities was primarily attributable to:

•	a larger increase in obligations collateralized by finance receivables;

•	payments of $17.9 million on term loans under the Credit Facility in 2014, compared with payments of $52.7 million on Term Loan B under the Original Credit Facility in 2013; and

•	payments of $12.3 million for debt issuance costs in 2014, compared with payments of $26.0 million in 2013;
partially offset by:

•	$139.9 million in dividend payments in 2014, compared with $78.6 million in 2013.
Capital Expenditures
Capital expenditures for the years ended December 31, 2014 and 2013 approximated $101.0 million and $96.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $115 million for fiscal year 2015. Anticipated capital expenditures are primarily attributable to ongoing information system projects, opening new auction facilities, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.27 per share in 2015 using cash flow from operations, representing an annualized dividend of $1.08 per share. The following dividend information has been released in 2014 and 2015:

•	On February 18, 2014, the Company announced a cash dividend of $0.25 per share that was paid on April 3, 2014, to stockholders of record at the close of business on March 26, 2014.

•	On May 5, 2014, the Company announced a cash dividend of $0.25 per share that was paid on July 3, 2014, to stockholders of record at the close of business on June 25, 2014.

•	On August 5, 2014, the Company announced a cash dividend of $0.25 per share that was paid on October 2, 2014, to stockholders of record at the close of business on September 24, 2014.

•	On November 4, 2014, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2015, to stockholders of record at the close of business on December 29, 2014.

•	On February 17, 2015, the Company announced a cash dividend of $0.27 per share that is payable on April 2, 2015, to stockholders of record at the close of business on March 25, 2015.
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
Other Investment
In August 2014, ADESA acquired a 50% interest in Nth Gen Software Inc. (“TradeRev”) and its online vehicle remarketing system for approximately $30 million in cash. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.
Accounting Standards Codification ("ASC") 323, Investments - Equity Method and Joint Ventures, specifies that to the extent there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, such difference is required to be allocated between tangible and intangible assets. At the date of acquisition, the carrying amount of the investment in TradeRev was greater than the Company’s equity in the underlying assets of TradeRev by approximately $21.8 million as a result of the difference in the carrying amounts of intangible assets. The difference attributable to amortizable intangible assets was approximately $4.8 million at the time of the equity investment, which is being amortized on a straight-line basis over the expected useful lives of the intangible assets, which range from 6 to 14 years. The intangible assets are not reflected on the balance sheet of KAR Auction Services.

TradeRev’s results of operations are recorded on a one-month lag basis. The Company’s share in the net losses of TradeRev through November 30, 2014 was $0.2 million. This amount was recorded to “Other income, net” in the consolidated statements of income.
Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2014. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2014 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$250 million revolving credit facility (a)	$—	$—	$—	$—	$—
Term Loan B-1 (a)	645.1	6.5	638.6	—	—
Term Loan B-2 (a)	1,111.6	11.2	22.4	22.4	1,055.6
Capital lease obligations (b)	37.8	18.2	19.2	0.4	—
Interest payments relating to long-term debt (c)	298.7	80.0	99.2	75.7	43.8
Operating leases (d)	986.9	103.2	183.3	157.8	542.6
Total contractual cash obligations	$3,080.1	$219.1	$962.7	$256.3	$1,642.0
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the capital leases. Future capital lease obligations would change if we entered into additional capital lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate debt instruments were held constant at rates as of December 31, 2014.

(d)
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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2014, which are included in this Annual Report on Form 10-K.

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
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $3.1 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. A 1% change in the average Canadian exchange rate for the year ended December 31, 2014 would have impacted net income by approximately $0.5 million. Currency exposure of our Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2014 would have resulted in an increase in interest expense of approximately $10.8 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2014. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2014, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KAR Auction Services, Inc.:
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
Indianapolis, Indiana
February 18, 2015

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Operating revenues
ADESA Auction Services	$1,218.5	$1,118.6	$1,053.5
IAA Salvage Services	895.9	830.0	716.1
AFC	250.1	224.7	193.8
Total operating revenues	2,364.5	2,173.3	1,963.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,318.8	1,232.2	1,087.1
Selling, general and administrative	471.4	490.0	419.1
Depreciation and amortization	196.6	194.4	190.2
Total operating expenses	1,986.8	1,916.6	1,696.4
Operating profit	377.7	256.7	267.0
Interest expense	86.2	104.7	119.4
Other income, net	(3.8)	(2.6)	(4.0)
Loss on extinguishment/modification of debt	30.3	5.4	—
Income before income taxes	265.0	149.2	151.6
Income taxes	95.7	81.5	59.6
Net income	$169.3	$67.7	$92.0
Net income per share
Basic	$1.21	$0.49	$0.67
Diluted	$1.19	$0.48	$0.66
Dividends declared per common share	$1.02	$0.82	$0.19

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$169.3	$67.7	$92.0
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(20.3)	(16.6)	7.3
Unrealized gain (loss) on interest rate derivatives, net of tax of $(0.2) and $(0.2) for the years ended December 31, 2013 and 2012	—	0.2	(0.3)
Total other comprehensive income (loss), net of tax	(20.3)	(16.4)	7.0
Comprehensive income	$149.0	$51.3	$99.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$152.9	$191.6
Restricted cash	17.0	18.8
Trade receivables, net of allowances of $6.3 and $4.8	401.2	354.3
Finance receivables, net of allowances $8.0 and $8.0	1,363.1	1,099.6
Deferred income tax assets	41.0	36.2
Other current assets	99.7	91.0
Total current assets	2,074.9	1,791.5
Other assets
Goodwill	1,705.2	1,705.1
Customer relationships, net of accumulated amortization of $551.1 and $479.0	484.4	569.9
Other intangible assets, net of accumulated amortization of $221.2 and $219.6	306.2	307.1
Unamortized debt issuance costs	16.7	37.9
Other assets	36.2	11.9
Total other assets	2,548.7	2,631.9
Property and equipment, net of accumulated depreciation of $507.2 and $472.6	727.9	703.8
Total assets	$5,351.5	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2014	2013
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$471.7	$435.5
Accrued employee benefits and compensation expenses	77.6	63.9
Accrued interest	0.3	0.3
Other accrued expenses	114.4	93.0
Income taxes payable	5.5	2.3
Dividends payable	38.2	34.7
Obligations collateralized by finance receivables	865.2	772.4
Current maturities of long-term debt	17.7	32.5
Total current liabilities	1,590.6	1,434.6
Non-current liabilities
Long-term debt	1,736.6	1,734.7
Deferred income tax liabilities	333.4	354.8
Other liabilities	143.8	121.3
Total non-current liabilities	2,213.8	2,210.8
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
141,316,444 (2014)
139,027,581 (2013)	1.4	1.4
Additional paid-in capital	1,593.7	1,534.0
Accumulated deficit	(46.4)	(72.3)
Accumulated other comprehensive income (loss)	(1.6)	18.7
Total stockholders' equity	1,547.1	1,481.8
Total liabilities and stockholders' equity	$5,351.5	$5,127.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	136.3	$1.4	$1,406.4	$(92.7)	$28.1	$1,343.2
Net income				92.0		92.0
Other comprehensive income, net of tax					7.0	7.0
Issuance of common stock under stock plans	0.4		3.3			3.3
Stock-based compensation expense			23.2			23.2
Excess tax benefit from stock-based compensation			1.0			1.0
Cash dividends declared to stockholders ($0.19 per share)				$(26.0)		(26.0)
Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7
Net income				67.7		67.7
Other comprehensive loss, net of tax					(16.4)	(16.4)
Issuance of common stock under stock plans	2.3		25.3			25.3
Stock-based compensation expense			67.2			67.2
Excess tax benefit from stock-based compensation			7.6			7.6
Cash dividends declared to stockholders ($0.82 per share)				(113.3)		(113.3)
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8
Net income				169.3		169.3
Other comprehensive loss, net of tax					(20.3)	(20.3)
Issuance of common stock under stock plans	2.3		27.6			27.6
Stock-based compensation expense			28.0			28.0
Excess tax benefit from stock-based compensation			4.1			4.1
Cash dividends declared to stockholders ($1.02 per share)				(143.4)		(143.4)
Balance at December 31, 2014	141.3	$1.4	$1,593.7	$(46.4)	$(1.6)	$1,547.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$169.3	$67.7	$92.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196.6	194.4	190.2
Provision for credit losses	16.6	11.7	9.5
Deferred income taxes	(24.5)	22.7	(3.7)
Amortization of debt issuance costs	7.5	11.1	7.1
Stock-based compensation	28.0	67.2	23.2
Excess tax benefit from stock-based compensation	(4.1)	(7.6)	(1.0)
Contingent consideration adjustment	—	—	1.1
(Gain) loss on disposal of fixed assets	(0.2)	0.1	(1.5)
Loss on extinguishment/modification of debt	30.3	5.4	—
Other non-cash, net	3.6	5.5	13.2
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(52.3)	11.8	(80.0)
Accounts payable and accrued expenses	60.5	44.0	40.1
Net cash provided by operating activities	431.3	434.0	290.2
Investing activities
Net increase in finance receivables held for investment	(282.8)	(118.8)	(126.5)
Acquisition of businesses (net of cash acquired) and equity method investments	(31.9)	(45.8)	(1.1)
Purchases of property, equipment and computer software	(101.0)	(96.6)	(102.0)
Proceeds from the sale of property and equipment	1.1	0.2	5.7
Decrease (increase) in restricted cash	1.8	(6.9)	(3.7)
Net cash used by investing activities	(412.8)	(267.9)	(227.6)
Financing activities
Net increase (decrease) in book overdrafts	9.9	3.7	(24.1)
Net decrease in borrowings from lines of credit	—	—	(68.9)
Net increase in obligations collateralized by finance receivables	99.6	64.0	101.1
Proceeds from long-term debt	1,767.2	188.0	—
Payments for debt issuance costs/amendments	(12.3)	(26.0)	(3.4)
Payments on long-term debt	(1,785.1)	(52.7)	(17.0)
Payment for early extinguishment of debt	—	(188.4)	—
Payments on capital leases	(19.4)	(15.7)	(13.9)
Payments of contingent consideration and deferred acquisition costs	(0.2)	(1.6)	(5.6)
Initial net investment for interest rate caps	—	(2.2)	—
Issuance of common stock under stock plans	27.6	25.3	3.3
Excess tax benefit from stock-based compensation	4.1	7.6	1.0
Dividends paid to stockholders	(139.9)	(78.6)	(26.0)
Net cash used by financing activities	(48.5)	(76.6)	(53.5)
Effect of exchange rate changes on cash	(8.7)	(6.6)	2.2
Net (decrease) increase in cash and cash equivalents	(38.7)	82.9	11.3
Cash and cash equivalents at beginning of period	191.6	108.7	97.4
Cash and cash equivalents at end of period	$152.9	$191.6	$108.7
Cash paid for interest	$75.9	$89.8	$109.0
Cash paid for taxes, net of refunds	$102.2	$46.8	$65.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
Note 1—Organization and Other Matters
KAR Auction Services, Inc. was organized in the State of Delaware on November 9, 2006. The KAR group of companies is comprised of ADESA, Inc., Insurance Auto Auctions, Inc., Automotive Finance Corporation and additional business units.
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
Business and Nature of Operations
As of December 31, 2014, we have a network of 65 ADESA whole car auction sites and 168 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 111 locations throughout the United States and Canada as of December 31, 2014. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a loss of $0.3 million for the year ended December 31, 2014, a gain of $0.2 million for the year ended December 31, 2013 and a gain of $0.4 million for the year ended December 31, 2012. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Restricted Cash
AFC Funding Corporation, a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a cash reserve of 1 percent of total receivables sold to the group of bank purchasers as security for the receivables sold. Automotive Finance Canada Inc. ("AFCI") is also required to maintain a cash reserve of 1 percent of total receivables sold to its securitization facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. AFC also maintains other cash reserves from time to time associated with its banking and vehicle service contract program insurance relationships.
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
December 31, 2014, 2013 and 2012

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
Unamortized Debt Issuance Costs
Debt issuance costs reflect the expenditures incurred in conjunction with Term Loan B-1, Term Loan B-2, the bank credit facility and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized to interest expense using the effective interest method over the lives of the related debt issues.
Other Assets
Other assets consist of equity method investments, below market leases, deposits and other long-term assets.
Equity Method Investments
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $126.0 million and $116.1 million at December 31, 2014 and 2013, respectively.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2014	2013	2012
Interest and fee income	$225.0	$211.1	$190.3
Other revenue	11.9	10.7	10.7
Provision for credit losses	(12.3)	(9.6)	(7.2)
Other service revenue	25.5	12.5	—
	$250.1	$224.7	$193.8
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
Other revenue
Other revenue includes lot check fees, filing fees and document processing fees, each of which are charged to and collected from AFC's customers.
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI, a service contract business, was acquired in June 2013. PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation—Stock Compensation. We recognize all stock-based compensation as expense in the financial statements and that cost is measured as the fair value of the award at the grant date for equity-classified awards, while liability-classified awards are remeasured each reporting period at fair value. We also consider forfeitures in determining compensation expense. Additionally, in accordance with ASC 718, cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) are classified as financing cash flows.
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
Note 3—Acquisitions and Equity Method Investment
Equity Method Investment
In August 2014, ADESA acquired a 50% interest in Nth Gen Software Inc. (“TradeRev”) and its online vehicle remarketing system for approximately $30 million in cash. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.
ASC 323, Investments - Equity Method and Joint Ventures, specifies that to the extent there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, such difference is required to be allocated between tangible and intangible assets. At the date of acquisition, the carrying amount of the investment in TradeRev was greater than the Company’s equity in the underlying assets of TradeRev by approximately $21.8 million as a result of the difference in the carrying amounts of intangible assets. The difference attributable to amortizable intangible assets was approximately $4.8 million at the time of the equity investment, which is being amortized on a straight-line basis over the expected useful lives of the intangible assets, which range from 6 to 14 years. The intangible assets are not reflected on the balance sheet of KAR Auction Services.
TradeRev’s results of operations are recorded on a one-month lag basis. The Company’s share in the net losses of TradeRev through November 30, 2014 was $0.2 million. This amount was recorded to “Other income, net” in the consolidated statements of income.
2013 Acquisitions
In June 2013, the Company purchased the stock of PWI Holdings, Inc., whose subsidiary, Preferred Warranties, Inc., markets vehicle service contracts through a network of independent used vehicle dealers, for $27.3 million, net of cash acquired. The acquisition is expected to strengthen KAR's product offerings to independent used vehicle dealers. The assets of PWI Holdings, Inc. included accounts receivable, software and customer relationships related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

In December 2013, the Company purchased the assets of High Tech Locksmiths ("HTL"), which specializes in products for the automotive industry, for approximately $24.9 million. HTL is the largest provider of transponder, remote, high-security and car smart keys in North America. HTL utilizes technologically advanced equipment and processes that the Company believes will benefit customers across the KAR business units. The purchased assets of HTL included accounts receivable, inventory, operating equipment, software, customer relationships and tradenames related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013.
Note 4—Stock and Stock-Based Compensation Plans
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
The compensation cost that was charged against income for all stock-based compensation plans was $28.0 million, $67.2 million and $23.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and the total income tax benefit recognized in the consolidated statement of income for options and PRSUs was approximately $10.1 million, $5.4 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. There was no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests. We did not capitalize any stock-based compensation cost in the years ended December 31, 2014, 2013 or 2012. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2014	2013	2012
Service options	$3.6	$2.7	$2.3
Exit options	20.9	12.2	8.0
PRSUs	3.5	0.2	—
KAR LLC operating units - profit interests	—	6.1	6.9
KAR LLC value units - profit interests	—	18.4	—
Axle LLC operating units - profit interests	—	5.4	6.0
Axle LLC value units - profit interests	—	22.2	—
Total stock-based compensation expense	$28.0	$67.2	$23.2
Axle Holdings, Inc. Stock Incentive Plan - Service Options and Exit Options
Prior to 2007, IAA was a subsidiary of Axle Holdings, Inc. ("Axle Holdings"), which in turn was a subsidiary of Axle LLC. Axle Holdings maintained the Axle Holdings, Inc. Stock Incentive Plan to provide equity incentive benefits to the IAA employees. Under the Axle Holdings plan, service options and exit options were awarded. The service options vested in three equal annual installments from the grant date based upon service with Axle Holdings and its subsidiaries. The exit options vested upon a change in equity control of Axle LLC. The options (service and exit) to purchase shares of Axle Holdings, Inc. stock have been converted into options (service and exit) to purchase shares of KAR Auction Services; these converted options have the same terms and conditions as were applicable to the options to purchase shares of Axle Holdings, Inc. The converted options are included in the KAR Auction Services, Inc. service option table and exit option table below.
On December 10, 2009, in conjunction with the initial public offering, all outstanding service options became fully vested and exercisable. In addition, the vesting criteria and exercisability of the exit options were modified to become based on the price per share of our common stock, rather than vest upon the achievement of certain specified performance goals at the time of an exit event. On March 1, 2013, the board of directors approved additional amendments to the outstanding exit options that previously vested based on a 90-day average closing price of the Company's common stock being above a stated dollar amount. Generally, such vesting terms were amended to require that the average closing price over a period of 90 trading days be greater

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

than a specified dollar amount to instead requiring that the closing price be greater than the specified dollar amount over a period of 20 consecutive trading days. The incremental expense related to the modification was approximately $0.1 million. All of the compensation expense related to the Axle Holdings service options and exit options has been recognized.
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
KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - Service Options, Exit Options and PRSUs
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. At KAR Auction Services' Annual Meeting of Stockholders in June 2014, the stockholders approved the amendment and restatement of the Omnibus Plan. As a result, the maximum number of shares that may be issued pursuant to awards under the Omnibus Plan was increased from 6.5 million to 12.5 million. The Omnibus Plan provides for the grant of options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards.
In 2014, 2013 and 2012, we granted approximately 0.9 million, 0.6 million and 0.7 million service options, respectively, with a weighted average exercise price of $30.06, $23.92 and $16.18 per share, respectively, under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the respective grant dates.
The outstanding exit options granted in 2010 under the Omnibus Plan contain the same vesting criteria as the exit options noted below under the KAR Auction Services, Inc. Stock Incentive Plan.
In the first quarter of 2014, we granted a target amount of approximately 0.1 million PRSUs to certain executive officers of the Company. Half of the PRSUs vest three years from the grant date if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels over the same period. The other half of the PRSUs vest if and to the extent that the Company's three year adjusted earnings per share attains certain

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

specified goals. The grant date fair value of the PRSUs tied to total shareholder return was $36.54 and was developed in consultation with independent valuation specialists. The grant date fair value of the PRSUs tied to adjusted earnings per share was $30.89, which was the closing price of the Company's common stock on the date of grant.
In December 2013, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers of the Company. The PRSUs vest three years from the grant date if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels over the same period. The grant date fair value of the PRSUs granted in 2013 was $32.79 and was developed in consultation with independent valuation specialists.
There was approximately $6.8 million of unrecognized compensation expense related to nonvested PRSUs which is expected to be recognized over a term of approximately 2.0 years.
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
On November 6, 2013, another modification occurred stating that upon an exit event, exercisable stock option awards would not be canceled in exchange for cash and unexercisable options would not be canceled and forfeited, as specified in the Plan. As a result of the modification, there was no incremental compensation expense for the vested service and exit options under the Plan. The fair value of the vested service and exit options immediately before and immediately after the modification both approximated the intrinsic value of the respective options. However, the modification resulted in incremental compensation expense for the unvested exit options of approximately $32.6 million, which was recognized through December 31, 2014.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

The exit options granted under the Plan and the Omnibus Plan vest as follows:

Amount Vested	Vesting Conditions	Vested & Exercisable Date
25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $20.00*	March 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $25.00*	August 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $30.00*	March 2014
An additional 25% of exit options shall vest and become exercisable if	(i) the fair market value of Company common stock exceeds $35.00*	N/A

*
Additional vesting conditions: (ii) the closing price of the Company's common stock exceeded $20.00, $25.00 and $30.00, respectively, and must exceed $35.00 over a period of 20 consecutive trading days; and (iii) the option holder is a director, officer, employee, consultant or agent of the Company or any of its subsidiaries on the date on which the conditions set forth in (i) and (ii) above are satisfied.

For purposes of determining the vesting conditions, the "fair market value" of any share of Company common stock, on any date of determination, is the last sales price for a share of Company common stock on the principal securities exchange on which the Company common stock is then listed.
Service Options Summary
The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2014:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	2,796,293	$16.03
Granted	922,445	30.06
Exercised	(757,231)	14.89
Forfeited	(213,788)	22.20
Canceled	(2,812)	15.33
Outstanding at December 31, 2014	2,744,907	$20.58	7.3 years	$38.5
Exercisable at December 31, 2014	1,050,542	$13.94	5.5 years	$21.8
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2014. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $34.65 on December 31, 2014. The total intrinsic value of service options exercised during the years ended December 31, 2014, 2013 and 2012 was $12.4 million, $12.8 million and $3.4 million, respectively. The fair value of all vested and exercisable service options at December 31, 2014 and 2013 was $36.4 million and $35.0 million, respectively.
As of December 31, 2014, there was approximately $7.4 million of unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 2.6 years.
Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service periods, using the straight-line attribution method. The weighted average fair value of the service options granted was $6.37 per share, $4.98 per share and $4.94 per share for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of service options granted was

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2014	2013	2012
Risk-free interest rate	1.80% - 1.915%	0.535% - 0.985%	0.555% - 0.65%
Expected life	6.25 years	4 years	4 years
Expected volatility	30.0%	35.0%	38.0%
Dividend yield	3.24% - 3.45%	2.95% - 3.62%	0%
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
Exit Options Summary
The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2014:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	4,722,586	$10.67
Granted	—	N/A
Exercised	(1,503,891)	10.48
Forfeited	(80,855)	10.44
Canceled	(4,287)	12.17
Outstanding at December 31, 2014	3,133,553	$10.83	3.2 years	$74.7
Exercisable at December 31, 2014	1,811,350	$10.76	3.2 years	$43.3
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2014. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $34.65 on December 31, 2014. The total intrinsic value of exit options exercised during the years ended December 31, 2014, 2013 and 2012 was $30.8 million, $20.6 million and $0.2 million, respectively. The fair value of all vested and exercisable exit options at December 31, 2014 and 2013 was $62.8 million and $58.1 million, respectively.
The requisite service period and the fair value of the exit options were developed in consultation with independent valuation specialists. The original time horizons over which our stock price was projected to achieve the market conditions noted in the above tables ranged from 1.2 years to 3.9 years. As a result, compensation expense was originally recognized over the derived service periods ranging from 1.2 years to 3.9 years. In connection with the modifications in 2013, incremental compensation expense was recognized over a new derived service period which ended December 31, 2014. As of December 31, 2014, all of the compensation expense related to the exit options was recognized.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Axle LLC Profit Interests
Axle LLC maintained two types of profit interests, operating units and value units, which were held by certain designated employees of IAA. A total of 191,152 operating units and 382,304 value units were maintained by Axle LLC.
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
All of the compensation expense related to the Axle LLC operating units and value units was recognized and paid as of December 31, 2013.
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
All of the compensation expense related to the KAR LLC operating units and value units was recognized and paid as of December 31, 2013.
KAR Auction Services, Inc. Employee Stock Purchase Plan
A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP"). At December 31, 2014, 711,511 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Share Repurchase Program
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.
No shares of common stock were repurchased during 2014. As of January 31, 2015, we had repurchased and retired a total of 94,900 shares of common stock at a weighted average price of $34.36 per share and an aggregate cost of $3.3 million.
Note 5—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$169.3	$67.7	$92.0
Weighted average common shares outstanding	140.2	137.9	136.5
Effect of dilutive stock options and restricted stock awards	1.6	2.9	2.5
Weighted average common shares outstanding and potential common shares	141.8	140.8	139.0
Net income per share
Basic	$1.21	$0.49	$0.67
Diluted	$1.19	$0.48	$0.66
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. Approximately 0.4 million, 0.3 million and 0.4 million options were excluded from the calculation of diluted net income per share for the years ended December 31, 2014, 2013 and 2012, respectively. Total options outstanding at December 31, 2014, 2013 and 2012 were 5.9 million, 7.5 million and 9.6 million, respectively.
Note 6—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2014	2013	2012
Allowance for Credit Losses
Balance at beginning of period	$8.0	$8.0	$9.0
Provision for credit losses	12.3	9.6	7.2
Recoveries	3.5	3.7	3.4
Less charge-offs	(15.8)	(13.3)	(11.6)
Balance at end of period	$8.0	$8.0	$8.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2014	2013	2012
Allowance for Doubtful Accounts
Balance at beginning of period	$4.8	$5.3	$6.4
Provision for credit losses	4.3	2.1	2.3
Less net charge-offs	(2.8)	(2.6)	(3.4)
Balance at end of period	$6.3	$4.8	$5.3
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. In December 2014, AFC and AFC Funding entered into an amendment to the securitization agreement with the other parties named therein. The amendment added a lender to the agreement and increased AFC Funding Corporation's committed facility from $800 million to $950 million for U.S. finance receivables.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement to increase AFC Funding's U.S. committed liquidity and extend the facility's maturity date. In the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of a portion of the unamortized securitization issuance costs.
We also have an agreement for the securitization of AFCI's receivables. This securitization facility also expires on June 30, 2016. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at December 31, 2014. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2014		Net Credit Losses During 2014
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,365.1	$4.2	$12.3
Other loans	6.0	—	—
Total receivables managed	$1,371.1	$4.2	$12.3

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

	December 31, 2013		Net Credit Losses During 2013
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,099.8	$5.1	$9.6
Other loans	7.8	—	—
Total receivables managed	$1,107.6	$5.1	$9.6
AFC's allowance for losses was $8.0 million at December 31, 2014 and 2013.
As of December 31, 2014 and 2013, $1,364.9 million and $1,100.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $865.2 million and $772.4 million of obligations collateralized by finance receivables at December 31, 2014 and 2013, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2014, we were in compliance with the covenants in the securitization agreements.
Note 8—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2012	$959.2	$523.5	$196.9	$1,679.6
Increase for acquisition activity	3.7	—	22.7	26.4
Other	(0.3)	$—	(0.6)	(0.9)
Balance at December 31, 2013	$962.6	$523.5	$219.0	$1,705.1
Increase for acquisition activity	0.5	—	—	0.5
Other	(0.4)	—	—	(0.4)
Balance at December 31, 2014	$962.7	$523.5	$219.0	$1,705.2
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. There was no significant goodwill activity in 2014. Goodwill increased in 2013 primarily as a result of acquisitions. Most of the goodwill resulting from the businesses acquired in 2013 is not expected to be deductible for tax purposes.
A summary of customer relationships is as follows (in millions):

		December 31, 2014			December 31, 2013
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$1,035.5	$(551.1)	$484.4	$1,048.9	$(479.0)	$569.9
The decrease in customer relationships in 2014 was primarily related to the amortization of existing customer relationships, as well as changes in the Canadian exchange rate.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

A summary of other intangibles is as follows (in millions):

		December 31, 2014			December 31, 2013
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$198.3	$(3.8)	$194.5	$198.6	$(2.8)	$195.8
Computer software & technology	3 - 13	313.6	(203.7)	109.9	302.4	(193.0)	109.4
Covenants not to compete	1 - 5	15.5	(13.7)	1.8	25.7	(23.8)	1.9
Total		$527.4	$(221.2)	$306.2	$526.7	$(219.6)	$307.1
Other intangibles decreased in 2014 primarily as a result of the amortization of existing intangibles, partially offset by computer software additions.
Amortization expense for customer relationships and other intangibles was $128.8 million, $130.1 million and $117.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense on existing intangible assets for the next five years is $129.3 million for 2015, $114.9 million for 2016, $96.1 million for 2017, $67.1 million for 2018 and $56.9 million for 2019.
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2014	2013
Land		$240.4	$246.3
Buildings	5 - 40	223.7	228.3
Land improvements	5 - 20	148.0	145.3
Building and leasehold improvements	3 - 33	313.5	273.8
Furniture, fixtures and equipment	1 - 10	271.9	254.5
Vehicles	3 - 10	11.5	9.2
Construction in progress		26.1	19.0
		1,235.1	1,176.4
Accumulated depreciation		(507.2)	(472.6)
Property and equipment, net		$727.9	$703.8
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $67.8 million, $64.3 million and $72.4 million, respectively.
We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2014	2013
Furniture, fixtures and equipment	$89.8	$73.6
Accumulated depreciation	(53.5)	(40.8)
Capital lease assets	$36.3	$32.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$27.8	$24.0
Net payments	(55.8)	(59.3)
Expense	61.3	63.1
Balance at end of period	$33.3	$27.8
Individual stop-loss coverage for medical benefits was $0.4 million in 2014 and 2013. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile, general liability and workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in both the 2014 and 2013 policy years. Once the $1.0 million corridor deductible is met, the deductible reverts back to $0.5 million per occurrence. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $25.0 million for both the 2014 and 2013 policy years.
Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate		Maturity	2014	2013
Term Loan B-1	Adjusted LIBOR	+ 2.50%	March 11, 2017	$645.1	$—
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,111.6	—
Term Loan B	Adjusted LIBOR	+ 2.75%	N/A	—	1,771.8
New revolving credit facility	Adjusted LIBOR	+ 2.25%	March 11, 2019	—	—
Old revolving credit facility	Adjusted LIBOR	+ 3.50%	N/A	—	—
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,756.7	1,771.8
Unamortized debt discount				(2.4)	(4.6)
Current portion of long-term debt				(17.7)	(32.5)
Long-term debt				$1,736.6	$1,734.7
The weighted average interest rate on our variable rate debt was 3.25% and 3.75% at December 31, 2014 and 2013.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Credit Facility
On March 11, 2014, we established a three year senior secured term loan facility ("Term Loan B-1"), a seven year senior secured term loan facility ("Term Loan B-2") and a $250 million, five year senior secured revolving credit facility (the "new revolving credit facility"), the terms of which are set forth in the Amended and Restated Credit Agreement, dated as of March 11, 2014. The terms in the Credit Agreement supersede the terms of the Original Credit Agreement.
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $3.5 million and $6.1 million of Term Loan B-1 and Term Loan B-2, respectively, for the year ended December 31, 2014. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2014.
Term Loan B-1 bears interest at Adjusted LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and new revolving loan borrowings at Adjusted LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and new revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.81% and 3.50% at December 31, 2014, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the new revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the new revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
There were no borrowings on either the new or old revolving credit facility at December 31, 2014 and 2013, respectively. However, we had related outstanding letters of credit in the aggregate amount of $25.1 million and $26.3 million at December 31, 2014 and 2013, respectively, which reduce the amount available for borrowings under the respective credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Original Credit Facility
On March 11, 2014, we repaid all principal outstanding and interest due under the Original Credit Agreement. No early termination penalties were incurred by the Company in connection with the refinancing; however, we incurred a non-cash loss on the extinguishment of debt under the Original Credit Agreement of $30.3 million. The loss was a result of the write-off of certain unamortized debt issuance costs and the unamortized debt discount on Term Loan B.
In March 2013, we entered into the Second Amendment to the Original Credit Agreement. For the year ended December 31, 2013, we recorded a $3.9 million pretax charge resulting from certain expenses related to the Original Credit Agreement amendment, as well as the write-off of certain unamortized debt issuance costs associated with the term loan.
The Original Credit Facility was subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt offerings, asset sales and certain insurance recovery events; and (ii) for any fiscal year ending on or after December 31, 2011, any Excess Cash Flow, as defined in the Original Credit Agreement, on or before the 105th day following the end of the fiscal year. In April 2013, the Company made an excess cash flow payment of $39.4 million for the year ended December 31, 2012.
Senior Notes
In 2007 we issued $150.0 million of floating rate senior notes, which were due May 1, 2014. In April 2013, we redeemed the $150.0 million floating rate senior notes with the additional proceeds received as part of the Second Amendment to the Original Credit Agreement. In the second quarter of 2013, we recorded a $0.8 million pretax charge primarily resulting from the write-off of unamortized debt issuance costs associated with the floating rate senior notes.
Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 150 basis points. There were no borrowings under the Canadian line of credit at December 31, 2014 or 2013. There were related letters of credit outstanding totaling approximately C$1.1 million and C$1.2 million at December 31, 2014 and 2013, respectively, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.
Future Principal Payments
At December 31, 2014, aggregate future principal payments on long-term debt are as follows (in millions):

2015	$17.7
2016	17.7
2017	643.3
2018	11.2
2019	11.2
Thereafter	1,055.6
$1,756.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. We have not designated any of the 2013 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The balances and activity of our interest rate derivatives were immaterial in 2014 and 2013.
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
As of December 31, 2014 and 2013, the estimated fair value of our long-term debt amounted to $1,732.2 million and $1,778.5 million, respectively. The estimates of fair value are based on broker-dealer quotes for our debt as of December 31, 2014 and 2013. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

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
We also lease furniture, fixtures and equipment under capital leases. The economic substance of the leases is that we are financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and liabilities. The capital lease liabilities are included in "Other accrued expenses" and "Other liabilities" on the consolidated balance sheet. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2014 are as follows (in millions):

	Operating Leases	Capital Leases
2015	$103.2	$18.2
2016	93.6	13.1
2017	89.7	6.1
2018	82.4	0.2
2019	75.4	0.2
Thereafter	542.6	—
	$986.9	$37.8
Less: interest portion of capital leases		2.0
Total		$35.8
Total lease expense for the years ended December 31, 2014, 2013 and 2012 was $108.9 million, $111.1 million and $96.1 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Note 14—Income Taxes
The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Income before income taxes:
Domestic	$199.3	$88.6	$92.4
Foreign	65.7	60.6	59.2
Total	$265.0	$149.2	$151.6
Income tax expense (benefit):
Current:
Federal	$87.0	$27.3	$35.2
Foreign	21.1	23.6	21.9
State	12.1	7.9	6.2
Total current provision	120.2	58.8	63.3
Deferred:
Federal	(18.6)	22.7	0.8
Foreign	(2.2)	(2.6)	(3.0)
State	(3.7)	2.6	(1.5)
Total deferred provision	(24.5)	22.7	(3.7)
Income tax expense	$95.7	$81.5	$59.6
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	3.0%	4.9%	2.5%
Reserves for tax exposures	(0.1)%	0.7%	1.2%
Change in valuation allowance	(0.2)%	2.8%	(3.1)%
International operations	(0.6)%	(0.2)%	—%
Profit interests	—%	12.2%	3.0%
Other, net	(1.0)%	(0.8)%	0.7%
Effective rate	36.1%	54.6%	39.3%
During 2014, the effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions. During 2013, the effective tax rate was impacted by $52.1 million in profit interest expense which is not deductible for income tax purposes and from the establishment of a valuation allowance against certain state net operating losses. During 2012, the effective tax rate benefited from the recognition of previously unrecognized deferred tax assets related to foreign tax credits and state net operating losses.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2014	2013
Gross deferred tax assets:
Allowances for trade and finance receivables	$5.2	$4.8
Accruals and liabilities	49.5	42.2
Employee benefits and compensation	39.8	37.7
Interest rate cap	0.2	0.4
Net operating loss carryforwards	31.6	37.8
Investment basis difference	1.4	1.2
Foreign tax credit	—	3.1
Other	11.0	5.9
Total deferred tax assets	138.7	133.1
Deferred tax asset valuation allowance	(18.2)	(20.3)
Total	120.5	112.8
Gross deferred tax liabilities:
Property and equipment	(94.6)	(84.4)
Goodwill and intangible assets	(311.2)	(329.8)
Other	(7.1)	(17.2)
Total	(412.9)	(431.4)
Net deferred tax liabilities	$(292.4)	$(318.6)
The gross tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2015	$1.7
2016	0.3
2017	0.2
2018	0.2
2019	0.3
2020 to 2034	28.9
$31.6
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $131.5 million at December 31, 2014. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, tax expense would need to be recognized at the U.S. statutory rate, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $69.2 million, $19.8 million and $34.6 million in 2014, 2013 and 2012, respectively. State and foreign income taxes paid by us, net of refunds, totaled $33.0 million, $27.0 million and $30.7 million in 2014, 2013 and 2012, respectively.
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2014	2013
Balance at beginning of period	$21.2	$19.2
Increase in prior year tax positions	0.2	2.1
Decrease in prior year tax positions	(0.4)	(0.2)
Increase in current year tax positions	0.6	0.9
Settlements	(1.7)	—
Lapse in statute of limitations	(1.3)	(0.8)
Balance at end of period	$18.6	$21.2
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $9.6 million and $11.4 million at December 31, 2014 and 2013, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $5.6 million and $5.8 million in 2014 and 2013, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2008.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $1.0 million to $2.0 million decrease.
Note 15—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2014, 2013 and 2012 we contributed $9.0 million, $8.3 million and $7.7 million, respectively.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.2 million and $0.1 million at December 31, 2014 and December 31, 2013, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
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
IAA—Lower Duwamish Waterway
On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA" to IAA for a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site") in Seattle, Washington. On November 7, 2012, the EPA issued a Second General Notice of Potential Liability, or "Second General Notice," to IAA for the LDW Site. Since 2004, IAA has operated a branch on property it leases in Tukwila, Washington, which is located adjacent to the LDW Site. The LDW Site was identified as a Superfund site in 2001, three years before IAA began leasing the branch in Tukwila. At this time, the EPA has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. The EPA's website indicates that the EPA has issued notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities. Four Potentially Responsible Parties, or "PRPs," The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a PRP, but the EPA has not specified the factual basis for this assertion. At this time, the Company does not have adequate information to determine IAA's responsibility for contamination at this site, if any, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. The current Tukwila property owner, the former Tukwila property owner and IAA have had discussions with the Washington State Department of Ecology concerning possible source control obligations, including an investigation of the water and soils entering the stormwater system, an analysis of the source of any contamination identified within the system and possible repairs and upgrades to the stormwater capture and filtration system. In 2011, IAA submitted results of its stormwater system investigation to comply with the Washington State Department of Ecology source control requirements. More recently, in October 2014, the Washington State Department of Ecology conducted stormwater sampling at the facility. No solids were detected. IAA expects that more comprehensive test results from this sampling event will be provided to IAA when available. Additional source control obligations, if any, are not expected to have a material adverse effect on future recurring operating costs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Note 17—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2014	2013
Foreign currency translation (loss) gain	$(1.8)	$18.5
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive (loss) income	$(1.6)	$18.7
Note 18—Related Party Transactions
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
AFC is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. AFC also includes other businesses and ventures that AFC may enter into, focusing on providing independent used vehicle dealer customers with other related services and products, including vehicle service contracts. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,218.5	$895.9	$250.1	$—	$2,364.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	693.4	555.7	69.7	—	1,318.8
Selling, general and administrative	259.9	98.8	28.8	83.9	471.4
Depreciation and amortization	80.2	76.2	30.4	9.8	196.6
Total operating expenses	1,033.5	730.7	128.9	93.7	1,986.8
Operating profit (loss)	185.0	165.2	121.2	(93.7)	377.7
Interest expense	0.9	0.2	18.7	66.4	86.2
Other (income) expense, net	(2.4)	(1.6)	—	0.2	(3.8)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	56.9	38.5	(22.7)	(72.7)	—
Income (loss) before income taxes	129.6	128.1	125.2	(117.9)	265.0
Income taxes	43.2	48.4	48.6	(44.5)	95.7
Net income (loss)	$86.4	$79.7	$76.6	$(73.4)	$169.3
Total assets	$2,272.0	$1,233.8	$1,777.2	$68.5	$5,351.5
Capital expenditures	$42.3	$39.3	$6.4	$13.0	$101.0
Financial information regarding our reportable segments is set forth below for the year ended December 31, 2013 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,118.6	$830.0	$224.7	$—	$2,173.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	629.9	545.9	56.4	—	1,232.2
Selling, general and administrative	252.3	82.4	26.2	129.1	490.0
Depreciation and amortization	87.9	73.8	27.6	5.1	194.4
Total operating expenses	970.1	702.1	110.2	134.2	1,916.6
Operating profit (loss)	148.5	127.9	114.5	(134.2)	256.7
Interest expense	1.0	0.8	16.7	86.2	104.7
Other (income) expense, net	(2.7)	(0.7)	0.7	0.1	(2.6)
Loss on modification/extinguishment of debt	—	—	0.7	4.7	5.4
Intercompany expense (income)	59.9	38.4	(19.9)	(78.4)	—
Income (loss) before income taxes	90.3	89.4	116.3	(146.8)	149.2
Income taxes	40.1	32.8	40.2	(31.6)	81.5
Net income (loss)	$50.2	$56.6	$76.1	$(115.2)	$67.7
Total assets	$2,296.4	$1,198.2	$1,547.5	$85.1	$5,127.2
Capital expenditures	$41.5	$39.4	$6.3	$9.4	$96.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2012 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,053.5	$716.1	$193.8	$—	$1,963.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	595.7	449.5	41.9	—	1,087.1
Selling, general and administrative	249.3	69.8	21.3	78.7	419.1
Depreciation and amortization	96.9	68.1	23.3	1.9	190.2
Total operating expenses	941.9	587.4	86.5	80.6	1,696.4
Operating profit (loss)	111.6	128.7	107.3	(80.6)	267.0
Interest expense	1.1	1.4	15.0	101.9	119.4
Other (income) expense, net	(2.6)	(1.2)	—	(0.2)	(4.0)
Intercompany expense (income)	60.2	38.3	(17.8)	(80.7)	—
Income (loss) before income taxes	52.9	90.2	110.1	(101.6)	151.6
Income taxes	14.5	33.7	46.0	(34.6)	59.6
Net income (loss)	$38.4	$56.5	$64.1	$(67.0)	$92.0
Total assets	$2,270.1	$1,228.9	$1,386.5	$36.8	$4,922.3
Capital expenditures	$42.4	$47.3	$7.0	$5.3	$102.0
Geographic Information
Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2014	2013	2012
Operating revenues
U.S.	$2,046.1	$1,854.0	$1,641.1
Foreign	318.4	319.3	322.3
	$2,364.5	$2,173.3	$1,963.4

	December 31,
	2014	2013
Long-lived assets
U.S.	$3,088.8	$3,127.0
Foreign	187.8	208.7
	$3,276.6	$3,335.7
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2014, 2013 and 2012

Note 20—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2014 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$583.8	$585.6	$589.1	$606.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	324.5	322.1	328.0	344.2
Selling, general, and administrative	126.8	114.3	116.5	113.8
Depreciation and amortization	48.1	48.3	48.9	51.3
Total operating expenses	499.4	484.7	493.4	509.3
Operating profit	84.4	100.9	95.7	96.7
Interest expense	24.1	20.9	20.3	20.9
Other income, net	(0.5)	(0.9)	(0.5)	(1.9)
Loss on extinguishment of debt	30.3	—	—	—
Income before income taxes	30.5	80.9	75.9	77.7
Income taxes	9.8	30.1	28.4	27.4
Net income	$20.7	$50.8	$47.5	$50.3
Basic net income per share of common stock	$0.15	$0.36	$0.34	$0.36
Diluted net income per share of common stock	$0.15	$0.36	$0.33	$0.35

2013 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$557.6	$541.4	$533.7	$540.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	331.4	298.9	296.2	305.7
Selling, general, and administrative	100.8	112.2	120.3	156.7
Depreciation and amortization	47.3	49.0	49.6	48.5
Total operating expenses	479.5	460.1	466.1	510.9
Operating profit	78.1	81.3	67.6	29.7
Interest expense	28.8	24.5	26.0	25.4
Other income, net	(0.6)	(1.1)	(0.8)	(0.1)
Loss on modification/extinguishment of debt	3.8	1.6	—	—
Income before income taxes	46.1	56.3	42.4	4.4
Income taxes	17.0	22.9	19.6	22.0
Net income (loss)	$29.1	$33.4	$22.8	$(17.6)
Basic net income (loss) per share of common stock	$0.21	$0.24	$0.16	$(0.13)
Diluted net income (loss) per share of common stock	$0.21	$0.24	$0.16	$(0.13)

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 6, 2015, are as follows:
James P. Hallett, 61, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Hallett has served as the Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014.  Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.
Warren W. Byrd, 52, Executive Vice President of Corporate Development and Real Estate.  Mr. Byrd has been the Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.
Thomas J. Caruso, 55, Chief Client Officer.  Mr. Caruso has been the Chief Client Officer since January 2014. Mr. Caruso was the President and Chief Executive Officer of ADESA from September 2009 to January 2014. Mr. Caruso previously was the Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.
Donald S. Gottwald, 48, Chief Operating Officer.  Mr. Gottwald has been the Chief Operating Officer since March 2014. Mr. Gottwald previously served as the Chief Executive Officer of AFC from January 2009 to March 2014. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and previously served on the association's board of directors. In addition, Mr. Gottwald serves on the Northwood University Automotive Marketing Curriculum Advisory Board.
John C. Hammer, 44, Chief Executive Officer and President of AFC.  Mr. Hammer has been Chief Executive Officer and President of AFC since March 2014.  Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has more than 20 years of experience in the automotive industry. Mr. Hammer serves on the American Financial Services Association’s board of directors.
Peter J. Kelly, 46, President of Digital Services and Chief Technology Officer.  Mr. Kelly has been the President of Digital Services since December 2014 and the Chief Technology Officer since June 2013. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Previously, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of OPENLANE from May 2008 to February 2010. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2008.

John W. Kett, 51, Chief Executive Officer and President of IAA.  Mr. Kett has been Chief Executive Officer and President of IAA since May 2014.  Mr. Kett joined IAA in 2001 as Senior Vice President of Planning and Business Development and was later promoted to Chief Financial Officer and then President.  Prior to joining IAA, Mr. Kett served in a variety of senior financial and operational roles for Central Steel and Wire Co., Safelite Glass Corporation (formerly Vistar, Inc.), Newark Electronics and Deloitte LLP.
Eric M. Loughmiller, 55, Executive Vice President and Chief Financial Officer.  Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.
Rebecca C. Polak, 44, Executive Vice President, General Counsel and Secretary.  Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.
Lisa A. Price, 40, Executive Vice President of Human Resources.  Ms. Price has been the Executive Vice President of Human Resources since June 2013. Ms. Price previously served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.
Benjamin Skuy, 52, Executive Vice President of International Markets and Strategic Initiatives.  Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.
Stephane St-Hilaire, 46, Chief Executive Officer and President of ADESA.  Mr. St-Hilaire has been the Chief Executive Officer and President of ADESA since January 2014. Mr. St-Hilaire previously served in the following positions between March 1998 and January 2014: President and Chief Operating Officer of ADESA Auctions Canada Corporation from September 2009 to January 2014; Regional Vice President Eastern Canada and General Manager of ADESA Montreal from September 1999 to September 2009; and Chief Financial Officer of ADESA Canada from March 1998 to September 1999. Prior to joining ADESA, Mr. St-Hilaire served as controller at AIT Corporation.
David Vignes, 52, Executive Vice President of Enterprise Optimization.  Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line.  Mr. Vignes also is a director of Drayer Physical Therapy Institute.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2015 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	6,187,930	$15.39	8,755,133
Equity compensation plans not approved by security holders	—	—	—
Total	6,187,930	$15.39	8,755,133

(1)
Includes (a) service options, exit options and performance-based restricted stock units ("PRSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan; and (c) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the time of the merger on April 20, 2007. In December 2013, we granted a target amount of 223,120 PRSUs which vest in three years if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels. In the first quarter of 2014, we granted a target amount of 86,350 PRSUs. Half of the PRSUs vest in three years if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels. The other half of the PRSUs vest if and to the extent that the Company's three year adjusted earnings per share attains certain specified goals. As such, the target amount of 309,470 PRSUs has been included in the table above.

(2)
Awards issued post-merger by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $30.89. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $6.41 to $8.52. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs.

(3)
The number of securities available for future issuance includes (a) 8,043,622 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 711,511 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 18, 2015
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 18, 2015
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ RYAN M. BIRTWELL	Director	February 18, 2015
Ryan M. Birtwell

/s/ DONNA R. ECTON	Director	February 18, 2015
Donna R. Ecton

/s/ PETER R. FORMANEK	Director	February 18, 2015
Peter R. Formanek

/s/ MARK E. HILL	Director	February 18, 2015
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 18, 2015
J. Mark Howell

/s/ LYNN JOLLIFFE	Director	February 18, 2015
Lynn Jolliffe

/s/ MICHAEL T. KESTNER	Director	February 18, 2015
Michael T. Kestner

/s/ JOHN P. LARSON	Lead Independent Director	February 18, 2015
John P. Larson

/s/ STEPHEN E. SMITH	Director	February 18, 2015
Stephen E. Smith

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Thomas Caruso	8-K	001-34568	10.3	12/17/2013

10.7b	*	Amendment to Employment Agreement, dated March 21, 2014, between KAR Auction Services, Inc. and Thomas Caruso	10-Q	001-34568	10.8b	5/6/2014

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program	10-K	333-148847	10.29	3/11/2009

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13a	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013

10.13b	^	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 21, 2013	10-K	001-34568	10.18b	2/19/2014

10.13c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated May 6, 2014	10-Q	001-34568	10.13c	8/6/2014

10.13d	^	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement, dated December 18, 2014					X

10.14a	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

10.14b	^	Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated November 22, 2013	10-K	001-34568	10.19b	2/19/2014

10.14c		Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated May 8, 2014	10-Q	001-34568	10.14c	8/6/2014

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29	*	Form of Restricted Share Agreement	S-1/A	333-161907	10.66	12/4/2009

10.30	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.