Form 10-Q
period 2015-03-31
KAR Auction Services, Inc.
filed 2015-05-06
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2015, 141,762,051 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues
ADESA Auction Services	$328.0	$298.1
IAA Salvage Services	238.0	225.0
AFC	66.4	60.7
Total operating revenues	632.4	583.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	352.1	324.5
Selling, general and administrative	121.5	126.8
Depreciation and amortization	50.9	48.1
Total operating expenses	524.5	499.4
Operating profit	107.9	84.4
Interest expense	21.0	24.1
Other income, net	(2.2)	(0.5)
Loss on extinguishment of debt	—	30.3
Income before income taxes	89.1	30.5
Income taxes	34.6	9.8
Net income	$54.5	$20.7
Net income per share
Basic	$0.39	$0.15
Diluted	$0.38	$0.15
Dividends declared per common share	$0.27	$0.25

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$54.5	$20.7
Other comprehensive loss, net of tax
Foreign currency translation loss	(18.3)	(8.5)
Total other comprehensive loss, net of tax	(18.3)	(8.5)
Comprehensive income	$36.2	$12.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$178.4	$152.9
Restricted cash	14.2	17.0
Trade receivables, net of allowances of $6.7 and $6.3	525.3	401.2
Finance receivables, net of allowances $8.3 and $8.0	1,347.5	1,363.1
Deferred income tax assets	41.0	41.0
Other current assets	110.8	99.7
Total current assets	2,217.2	2,074.9
Other assets
Goodwill	1,715.4	1,705.2
Customer relationships, net of accumulated amortization of $565.0 and $551.1	465.2	484.4
Other intangible assets, net of accumulated amortization of $233.1 and $221.2	299.6	306.2
Unamortized debt issuance costs	15.0	16.7
Other assets	35.6	36.2
Total other assets	2,530.8	2,548.7
Property and equipment, net of accumulated depreciation of $519.4 and $507.2	728.4	727.9
Total assets	$5,476.4	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$638.0	$471.7
Accrued employee benefits and compensation expenses	58.4	77.6
Accrued interest	0.3	0.3
Other accrued expenses	111.4	114.4
Income taxes payable	6.0	5.5
Dividends payable	38.3	38.2
Obligations collateralized by finance receivables	850.0	865.2
Current maturities of long-term debt	17.7	17.7
Total current liabilities	1,720.1	1,590.6
Non-current liabilities
Long-term debt	1,732.2	1,736.6
Deferred income tax liabilities	332.1	333.4
Other liabilities	141.9	143.8
Total non-current liabilities	2,206.2	2,213.8
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2015: 141,795,665
December 31, 2014: 141,316,444	1.4	1.4
Additional paid-in capital	1,598.8	1,593.7
Accumulated deficit	(30.2)	(46.4)
Accumulated other comprehensive loss	(19.9)	(1.6)
Total stockholders' equity	1,550.1	1,547.1
Total liabilities and stockholders' equity	$5,476.4	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2014	141.3	$1.4	$1,593.7	$(46.4)	$(1.6)	$1,547.1
Net income				54.5		54.5
Other comprehensive loss, net of tax					(18.3)	(18.3)
Issuance of common stock under stock plans	0.8		9.2			9.2
Stock-based compensation expense			2.6			2.6
Excess tax benefit from stock-based compensation			3.5			3.5
Repurchase and retirement of common stock	(0.3)		(10.2)			(10.2)
Cash dividends declared to stockholders ($0.27 per share)				(38.3)		(38.3)
Balance at March 31, 2015	141.8	$1.4	$1,598.8	$(30.2)	$(19.9)	$1,550.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$54.5	$20.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.9	48.1
Provision for credit losses	4.6	4.8
Deferred income taxes	(3.2)	(20.2)
Amortization of debt issuance costs	1.7	2.8
Stock-based compensation	2.6	15.1
Excess tax benefit from stock-based compensation	(3.5)	(1.8)
Loss on disposal of fixed assets	0.1	—
Loss on extinguishment of debt	—	30.3
Other non-cash, net	0.8	1.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(128.1)	(103.2)
Accounts payable and accrued expenses	105.7	94.6
Net cash provided by operating activities	86.1	92.3
Investing activities
Net decrease (increase) in finance receivables held for investment	6.0	(7.2)
Acquisition of businesses, net of cash acquired	(21.9)	(0.5)
Purchases of property, equipment and computer software	(25.1)	(22.4)
Decrease in restricted cash	2.8	3.9
Net cash used by investing activities	(38.2)	(26.2)
Financing activities
Net increase in book overdrafts	40.7	55.2
Net decrease in obligations collateralized by finance receivables	(9.1)	(12.1)
Proceeds from long-term debt	—	1,767.2
Payments for debt issuance costs/amendments	—	(11.7)
Payments on long-term debt	(4.4)	(1,771.8)
Payments on capital leases	(4.8)	(4.8)
Payments of contingent consideration and deferred acquisition costs	(1.2)	(0.2)
Issuance of common stock under stock plans	9.2	7.9
Excess tax benefit from stock-based compensation	3.5	1.8
Repurchase and retirement of common stock	(10.2)	—
Dividends paid to stockholders	(38.2)	(34.7)
Net cash used by financing activities	(14.5)	(3.2)
Effect of exchange rate changes on cash	(7.9)	(3.3)
Net increase in cash and cash equivalents	25.5	59.6
Cash and cash equivalents at beginning of period	152.9	191.6
Cash and cash equivalents at end of period	$178.4	$251.2
Cash paid for interest	$18.8	$20.1
Cash paid for taxes, net of refunds	$34.2	$19.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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

•	"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries; and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of March 31, 2015, we have a network of 66 ADESA whole car auction sites and 169 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA Auctions and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA Auctions and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
ADESA has the second largest used vehicle auction network in North America, based upon the number of used vehicles sold through auctions annually, and also provides services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 112 locations throughout the United States and Canada as of March 31, 2015. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals necessary, for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 18, 2015. The 2014 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP for annual financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle, is effective for fiscal years beginning after December 15, 2015 and will require retrospective application. At March 31, 2015, the Company had $15.0 million of unamortized debt issuance costs classified within other assets, which will be reclassified as a deduction from the carrying amount of the related debt liability upon adoption of ASU 2015-03.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

Note 2—Acquisition
On March 17, 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition. The purchase price of the auction, net of cash acquired, was approximately $21.9 million. The purchase accounting associated with this acquisition is preliminary, subject to determination of a working capital adjustment and final valuation results. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results.
Note 3—Stock and Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. service and exit option awards, performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have classified the KAR Auction Services, Inc. service and exit options, PRSUs and RSUs as equity awards.
In the first quarter of 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three year adjusted earnings per share attains certain specified goals. In addition, approximately 0.2 million RSUs were granted to certain executive officers and management of the Company. The RSUs vest in three equal annual installments. The grant date fair value of both the PRSUs and the RSUs was $37.02, which was the closing price of the Company's common stock on the date of grant.
The total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $1.0 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2015	2014
Service options	$0.9	$0.9
Exit options	—	13.5
PRSUs	1.3	0.7
RSUs	0.4	—
Total stock-based compensation expense	$2.6	$15.1
In March 2015, the vesting criteria for the final 25% of the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan was met and as such, the final 25% of the outstanding exit options became exercisable. As of December 31, 2014, all of the compensation expense related to the exit options was recognized.
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
As of March 31, 2015, we had repurchased and retired a total of 299,900 shares of common stock at a weighted average price of $35.77 per share.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income	$54.5	$20.7
Weighted average common shares outstanding	141.4	139.3
Effect of dilutive stock options and restricted stock awards	2.5	1.6
Weighted average common shares outstanding and potential common shares	143.9	140.9
Net income per share
Basic	$0.39	$0.15
Diluted	$0.38	$0.15
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share are excluded from the calculations. No options and approximately 0.4 million options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2015 and 2014, respectively. In addition, approximately 0.3 million and approximately 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2015 and 2014, respectively, because they were subject to performance conditions which had not yet been satisfied. Total options outstanding at March 31, 2015 and 2014 were 5.1 million and 7.5 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $950 million for U.S. finance receivables at March 31, 2015.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility also expires on June 30, 2016. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at March 31, 2015. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

	March 31, 2015		Net Credit Losses Three Months Ended March 31, 2015	Net Credit Losses Three Months Ended March 31, 2014	December 31, 2014
	Principal Amount of:				Principal Amount of:
(in millions)	Receivables	Receivables Delinquent			Receivables	Receivables Delinquent
Floorplan receivables	$1,349.7	$5.8	$3.2	$3.6	$1,365.1	$4.2
Other loans	6.1	—	—	—	6.0	—
Total receivables managed	$1,355.8	$5.8	$3.2	$3.6	$1,371.1	$4.2
AFC's allowance for losses was $8.3 million and $8.0 million at March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, $1,343.3 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $850.0 million and $865.2 million of obligations collateralized by finance receivables at March 31, 2015 and December 31, 2014, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2015, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	March 31, 2015	December 31, 2014
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$643.5	$645.1
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,108.8	1,111.6
Revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	—	—
Canadian line of credit	CAD Prime	+ 1.50%	Repayable upon demand	—	—
Total debt				1,752.3	1,756.7
Unamortized debt discount				(2.4)	(2.4)
Current portion of long-term debt				(17.7)	(17.7)
Long-term debt				$1,732.2	$1,736.6
Credit Facility
On March 11, 2014, we repaid all principal outstanding and interest due under the Original Credit Agreement and established a three year senior secured term loan facility ("Term Loan B-1"), a seven year senior secured term loan facility ("Term Loan B-2") and a $250 million, five year senior secured revolving credit facility (the "revolving credit facility"), the terms of which are set forth in the Amended and Restated Credit Agreement, dated as of March 11, 2014. The terms in the Credit Agreement supersede the terms of the Original Credit Agreement. No early termination penalties were incurred by the Company in connection with the refinancing; however, we incurred a non-cash loss on the extinguishment of debt under the Original Credit Agreement of $30.3 million in the first quarter of 2014.
The Credit Facility is available for letters of credit, working capital and general corporate purposes. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-1 and Term Loan B-2 were 2.81% and 3.50% at March 31, 2015, respectively.
The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

prepay $0.9 million and $1.5 million of Term Loan B-1 and Term Loan B-2, respectively, in April 2015. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2015.
There were no borrowings on the revolving credit facility at March 31, 2015 or December 31, 2014, respectively. However, we had related outstanding letters of credit in the aggregate amount of $28.6 million and $25.1 million at March 31, 2015 and December 31, 2014, respectively, which reduce the amount available for borrowings under the credit facility.
Fair Value of Debt
As of March 31, 2015, the estimated fair value of our long-term debt amounted to $1,746.0 million. The estimates of fair value are based on broker-dealer quotes for our debt as of March 31, 2015. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

•
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

•
In April 2015, we purchased two interest rate caps for an aggregate amount of approximately $0.7 million with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.5%. The interest rate cap agreements each had an effective date of April 16, 2015 and each mature on March 31, 2017.

We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The balances and activity of our interest rate derivatives were immaterial for the three months ended March 31, 2015 and 2014.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or ”PRP,” but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology (“Ecology”) is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures including, an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. In October 2014, Ecology, in furtherance of its source control obligations, conducted stormwater sampling at the property, collecting water samples from within the stormwater system. Although no solids were detected in the stormwater system during the sampling, Ecology tested the water that was collected for various constituents. Ecology is expected to issue a final report regarding this sampling later this year. At this time, IAA is not aware of any additional Ecology source control activities planned for the site. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Foreign currency translation loss	$(20.1)	$(1.8)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive loss	$(19.9)	$(1.6)
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2015 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$328.0	$238.0	$66.4	$—	$632.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	187.1	146.6	18.4	—	352.1
Selling, general and administrative	68.5	22.1	7.1	23.8	121.5
Depreciation and amortization	20.2	19.6	7.8	3.3	50.9
Total operating expenses	275.8	188.3	33.3	27.1	524.5
Operating profit (loss)	52.2	49.7	33.1	(27.1)	107.9
Interest expense	0.2	—	5.1	15.7	21.0
Other (income) expense, net	(0.6)	(0.2)	(1.5)	0.1	(2.2)
Intercompany expense (income)	15.2	9.6	(4.3)	(20.5)	—
Income (loss) before income taxes	37.4	40.3	33.8	(22.4)	89.1
Income taxes	14.9	15.3	12.8	(8.4)	34.6
Net income (loss)	$22.5	$25.0	$21.0	$(14.0)	$54.5
Total assets	$2,408.6	$1,238.9	$1,760.8	$68.1	$5,476.4
Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$298.1	$225.0	$60.7	$—	$583.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	170.2	137.9	16.4	—	324.5
Selling, general and administrative	69.9	26.2	8.8	21.9	126.8
Depreciation and amortization	19.5	18.8	7.5	2.3	48.1
Total operating expenses	259.6	182.9	32.7	24.2	499.4
Operating profit (loss)	38.5	42.1	28.0	(24.2)	84.4
Interest expense	0.3	0.1	4.5	19.2	24.1
Other income, net	(0.4)	(0.1)	—	—	(0.5)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	13.9	9.6	(5.3)	(18.2)	—
Income (loss) before income taxes	24.7	32.5	28.8	(55.5)	30.5
Income taxes	8.9	11.9	10.9	(21.9)	9.8
Net income (loss)	$15.8	$20.6	$17.9	$(33.6)	$20.7
Total assets	$2,416.0	$1,200.1	$1,553.4	$65.5	$5,235.0

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; common stock repurchases; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 18, 2015. Some of these factors include:

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	significant current competition and the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 66 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 169 salvage vehicle auction sites in the United States and Canada at March 31, 2015. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2015, AFC conducted business at 112 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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

Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 8.2 million, 8.7 million and an estimated 9.1 million in 2012, 2013 and 2014, respectively. Industry volumes continue to recover and are moving toward those experienced from 2000-2009, when industry volumes were approximately 9 to 10 million units. Declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012 led to supply shortages in the North American whole car auction industry and resulted in auction volumes below 9 million units for a few years. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors, which was partially offset by an increase in dealer consignment units sold.
We estimate that used vehicle auction volumes in North America, including online only volumes, will be approximately 9.5 million units in 2015, approximately 9.8 million units in 2016 and approximately 10.0 million units in 2017. The anticipated improvement is the result of more off-lease, repossessed, rental and dealer consignment vehicles entering the market.
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
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, as the industry is experiencing now, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at March 31, 2015.
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

Sources of Revenues and Expenses
Our revenue is derived from auction fees and related services associated with our whole car and salvage auctions, and from dealer financing fees, interest income and other service revenue at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$328.0	$298.1
IAA	238.0	225.0
AFC	66.4	60.7
Total revenues	632.4	583.8
Cost of services*	352.1	324.5
Gross profit*	280.3	259.3
Selling, general and administrative	121.5	126.8
Depreciation and amortization	50.9	48.1
Operating profit	107.9	84.4
Interest expense	21.0	24.1
Other income, net	(2.2)	(0.5)
Loss on extinguishment of debt	—	30.3
Income before income taxes	89.1	30.5
Income taxes	34.6	9.8
Net income	$54.5	$20.7
Net income per share
Basic	$0.39	$0.15
Diluted	$0.38	$0.15

* Exclusive of depreciation and amortization
For the three months ended March 31, 2015, we had revenue of $632.4 million compared with revenue of $583.8 million for the three months ended March 31, 2014, an increase of 8%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.8 million, or 6%, to $50.9 million for the three months ended March 31, 2015, compared with $48.1 million for the three months ended March 31, 2014. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months.
Interest Expense
Interest expense decreased $3.1 million, or 13%, to $21.0 million for the three months ended March 31, 2015, compared with $24.1 million for the three months ended March 31, 2014. The decrease in interest expense was primarily due to a decrease in the interest rates on term loan debt associated with the March 11, 2014 debt refinancing. The weighted average interest rate on term loan debt was approximately 3.2% for the three months ended March 31, 2015, compared with a weighted average interest rate on term loan debt of approximately 3.6% for the three months ended March 31, 2014. As a result of the debt refinancing on March 11, 2014, the interest rates on term loan debt decreased and at March 31, 2015, Term Loan B-1 and Term Loan B-2 had rates of 2.81% and 3.50% respectively. The decrease in interest expense on the term loan debt was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014.
Loss on Extinguishment of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pretax charge resulting from the write-off of unamortized debt discount associated with the term loan and unamortized debt issue costs associated with the term loan and the revolving credit facility.

Income Taxes
We had an effective tax rate of 38.8% for the three months ended March 31, 2015, compared with an effective tax rate of 32.1% for the three months ended March 31, 2014. During the three months ended March 31, 2015, our effective tax rate was unfavorably impacted primarily by adjustments to certain deferred tax assets related to Canadian income tax reserves. During the three months ended March 31, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $1.9 million. Excluding the effect of the discrete items, our effective tax rate for the three months ended March 31, 2015 and 2014 would have been 37.6% and 38.4%, respectively.
ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
ADESA revenue	$328.0	$298.1
Cost of services*	187.1	170.2
Gross profit*	140.9	127.9
Selling, general and administrative	68.5	69.9
Depreciation and amortization	20.2	19.5
Operating profit	$52.2	$38.5

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $29.9 million, or 10%, to $328.0 million for the three months ended March 31, 2015, compared with $298.1 million for the three months ended March 31, 2014. The increase in revenue was primarily a result of an 8% increase in the number of vehicles sold, as well as a 2% increase in revenue per vehicle sold, which includes the impact of a decrease in revenues of $6.1 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 1% increase in dealer consignment units sold for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Online sales volumes for ADESA represented approximately 40% of the total vehicles sold in the first quarter of 2015, compared with approximately 39% in the first quarter of 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 141,000 and 128,000 vehicles through its online only offerings in the first quarter of 2015 and 2014, respectively. For the three months ended March 31, 2015, dealer consignment vehicles represented approximately 47% of used vehicles sold at ADESA physical auction locations, compared with approximately 50% for the three months ended March 31, 2014. Vehicles sold at physical auction locations increased 7% in the first quarter of 2015, compared with the first quarter of 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 62.8% for the three months ended March 31, 2015, compared with 63.6% for the three months ended March 31, 2014.
Total revenue per vehicle sold increased 2% to approximately $546 for the three months ended March 31, 2015, compared with approximately $536 for the three months ended March 31, 2014. Physical auction revenue per vehicle sold increased $18 or 3%, to $681 for the three months ended March 31, 2015, compared with $663 for the three months ended March 31, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $7 to $107 for the three months ended March 31, 2015, compared with $114 for the three months ended March 31, 2014. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, primarily due to an increase in the number of cars sold in closed private label sales, which includes sales to grounding dealers. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.

Gross Profit
For the three months ended March 31, 2015, gross profit for ADESA increased $13.0 million, or 10%, to $140.9 million, compared with $127.9 million for the three months ended March 31, 2014. Gross profit for ADESA was 43.0% of revenue for the three months ended March 31, 2015, compared with 42.9% of revenue for the three months ended March 31, 2014. The increase in gross profit for the three months ended March 31, 2015, compared with the three months ended March 31, 2014, was primarily the result of the increase in vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $1.4 million, or 2%, to $68.5 million for the three months ended March 31, 2015, compared with $69.9 million for the three months ended March 31, 2014, primarily due to a decrease in stock-based compensation expense of $6.0 million and fluctuations in the Canadian exchange rate of $1.2 million, partially offset by increases in compensation expense of $1.6 million, acquisition-related professional fees of $1.0 million, incentive-based compensation expense of $0.9 million, marketing expenses of $0.7 million, travel expenses of $0.6 million, as well as the write-off of certain assets of $0.8 million.
IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
IAA revenue	$238.0	$225.0
Cost of services*	146.6	137.9
Gross profit*	91.4	87.1
Selling, general and administrative	22.1	26.2
Depreciation and amortization	19.6	18.8
Operating profit	$49.7	$42.1

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $13.0 million, or 6%, to $238.0 million for the three months ended March 31, 2015, compared with $225.0 million for the three months ended March 31, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 8% for the three months ended March 31, 2015, partially offset by a 2% decrease in revenue per vehicle sold, related to lower average auction prices. IAA's total loss vehicle inventory has increased approximately 20% at March 31, 2015, as compared to March 31, 2014. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the three months ended March 31, 2015, compared with approximately 6% for the three months ended March 31, 2014. Online sales volumes for IAA for the three months ended March 31, 2015 and 2014 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended March 31, 2015, gross profit at IAA increased to $91.4 million, or 38.4% of revenue, compared with $87.1 million, or 38.7% of revenue, for the three months ended March 31, 2014. The increase in gross profit was mainly attributable to a 6% increase in revenue, partially offset by a 6% increase in cost of services.  The increase in cost of services was primarily attributable to variable cost increases related to the increase in volume specifically pertaining to towing and processing costs, as well as labor and occupancy related costs.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $4.1 million, or 16%, to $22.1 million for the three months ended March 31, 2015, compared with $26.2 million for the three months ended March 31, 2014. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in stock-based compensation expense of $3.5 million, as well as decreases in marketing expenses, non-income based taxes and incentive-based compensation expense, partially offset by an increase in telecom and information technology costs.

AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$59.7	$56.4
Other revenue	3.5	2.3
Provision for credit losses	(3.5)	(3.6)
Other service revenue	6.7	5.6
Total AFC revenue	66.4	60.7
Cost of services*	18.4	16.4
Gross profit*	48.0	44.3
Selling, general and administrative	7.1	8.8
Depreciation and amortization	7.8	7.5
Operating profit	$33.1	$28.0
Loan transactions	411,682	375,215
Revenue per loan transaction, excluding "Other service revenue"	$145	$147

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2015, AFC revenue increased $5.7 million, or 9%, to $66.4 million, compared with $60.7 million for the three months ended March 31, 2014. The increase in revenue was the result of a 10% increase in loan transactions and an increase of 20% in "Other service revenue" generated by PWI, for the three months ended March 31, 2015, compared with the same period in 2014, partially offset by a 1% decrease in revenue per loan transaction for the three months ended March 31, 2015. In addition, managed receivables increased to $1,355.8 million at March 31, 2015 from $1,107.9 million at March 31, 2014.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $2, or 1%, primarily as a result of a decrease in fee income, as well as fluctuations in the Canadian exchange rate, partially offset by increases in other revenue, average loan values and average portfolio duration, as well as a decrease in the provision for credit losses. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended March 31, 2015, gross profit for the AFC segment increased $3.7 million, or 8%, to $48.0 million, or 72.3% of revenue, compared with $44.3 million, or 73.0% of revenue, for the three months ended March 31, 2014, primarily as a result of a 9% increase in revenue, partially offset by a 12% increase in cost of services. The increase in cost of services and the decrease in gross margin percentage was primarily the result of increases in compensation expense and expenses associated with PWI.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.7 million, or 19%, to $7.1 million for the three months ended March 31, 2015, compared with $8.8 million for the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in stock-based compensation expense of $1.8 million.

Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Selling, general and administrative	$23.8	$21.9
Depreciation and amortization	3.3	2.3
Operating loss	$(27.1)	$(24.2)
Selling, General and Administrative
For the three months ended March 31, 2015, selling, general and administrative expenses at the holding company increased $1.9 million, or 9%, to $23.8 million, compared with $21.9 million for the three months ended March 31, 2014, primarily as a result of increases in compensation expense of $1.8 million and acquisition-related professional fees of $0.7 million, partially offset by a decrease in stock-based compensation expense of $1.1 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2014
Cash and cash equivalents	$178.4	$152.9	$251.2
Restricted cash	14.2	17.0	14.9
Working capital	497.1	484.3	403.2
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations for the three months ended	86.1		92.3

*
There were related outstanding letters of credit totaling approximately $28.6 million, $25.1 million and $26.4 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, which reduced the amount available for borrowings under the credit facility.

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
Our available cash, which excludes cash in transit, was $84.3 million at March 31, 2015. Of this amount, approximately $14.1 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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

Credit Facilities
On March 11, 2014, we established a three year senior secured term loan facility ("Term Loan B-1"), a seven year senior secured term loan facility ("Term Loan B-2") and a $250 million, five year senior secured revolving credit facility (the "revolving credit facility"), the terms of which are set forth in the Credit Agreement.
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.9 million and $1.5 million of Term Loan B-1 and Term Loan B-2, respectively, in April 2015. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
Term Loan B-1 bears interest at LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and revolving loan borrowings at LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.81% and 3.50% at March 31, 2015, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On March 31, 2015, $643.5 million was outstanding on Term Loan B-1, $1,108.8 million was outstanding on Term Loan B-2 and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $28.6 million at March 31, 2015, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of March 31, 2015. However, there were related letters of credit outstanding totaling approximately C$1.1 million at March 31, 2015, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended March 31, 2015 the ratio could not exceed 3.75 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $36.7 million, was 2.77 to 1.0 at March 31, 2015.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at March 31, 2015.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on June 30, 2016. AFC Funding Corporation had committed liquidity of $950 million for U.S. finance receivables at March 31, 2015.
We also have an agreement for the securitization of AFCI's receivables. This securitization facility also expires on June 30, 2016. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$100 million at March 31, 2015. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,355.8 million and $1,371.1 million at March 31, 2015 and December 31, 2014, respectively. AFC's allowance for losses was $8.3 million and $8.0 million at March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, $1,343.3 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $850.0 million and $865.2 million of obligations collateralized by finance receivables at March 31, 2015 and December 31, 2014, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2015, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$22.5	$25.0	$21.0	$(14.0)	$54.5
Add back:
Income taxes	14.9	15.3	12.8	(8.4)	34.6
Interest expense, net of interest income	0.1	—	5.1	15.7	20.9
Depreciation and amortization	20.2	19.6	7.8	3.3	50.9
Intercompany interest	12.8	9.4	(4.3)	(17.9)	—
EBITDA	70.5	69.3	42.4	(21.3)	160.9
Adjustments per the Credit Agreement	6.5	(0.3)	(4.6)	(0.3)	1.3
Adjusted EBITDA	$77.0	$69.0	$37.8	$(21.6)	$162.2

	Three Months Ended March 31, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$15.8	$20.6	$17.9	$(33.6)	$20.7
Add back:
Income taxes	8.9	11.9	10.9	(21.9)	9.8
Interest expense, net of interest income	0.3	0.1	4.5	19.2	24.1
Depreciation and amortization	19.5	18.8	7.5	2.3	48.1
Intercompany interest	12.3	9.4	(5.3)	(16.4)	—
EBITDA	56.8	60.8	35.5	(50.4)	102.7
Adjustments per the Credit Agreement	9.9	3.5	(0.7)	31.7	44.4
Adjusted EBITDA	$66.7	$64.3	$34.8	$(18.7)	$147.1

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	March 31, 2015
Net income (loss)	$50.8	$47.5	$50.3	$54.5	$203.1
Add back:
Income taxes	30.1	28.4	27.4	34.6	120.5
Interest expense, net of interest income	20.8	20.2	20.8	20.9	82.7
Depreciation and amortization	48.3	48.9	51.3	50.9	199.4
EBITDA	150.0	145.0	149.8	160.9	605.7
Other adjustments per the Credit Agreement	0.9	1.0	0.6	0.9	3.4
Non-cash charges	6.7	6.8	2.0	4.3	19.8
AFC interest expense	(3.5)	(3.7)	(3.9)	(3.9)	(15.0)
Adjusted EBITDA	$154.1	$149.1	$148.5	$162.2	$613.9

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net cash provided by (used by):
Operating activities	$86.1	$92.3
Investing activities	(38.2)	(26.2)
Financing activities	(14.5)	(3.2)
Effect of exchange rate on cash	(7.9)	(3.3)
Net increase in cash and cash equivalents	$25.5	$59.6
Cash flow from operating activities was $86.1 million for the three months ended March 31, 2015, compared with $92.3 million for the three months ended March 31, 2014. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net decrease in non-cash adjustments to net income, partially offset by increased profitability.
Net cash used by investing activities was $38.2 million for the three months ended March 31, 2015, compared with $26.2 million for the three months ended March 31, 2014. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $21.4 million; and

•	an increase in capital expenditures of approximately $2.7 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below;
partially offset by:

•	the changes in finance receivables held for investment.
Net cash used by financing activities was $14.5 million for the three months ended March 31, 2015, compared with $3.2 million for the three months ended March 31, 2014. The increase in net cash used by financing activities was primarily attributable to:

•	a smaller increase in book overdrafts; and

•	payments of $10.2 million in the first quarter of 2015 to repurchase common stock, compared with no payments in the same period of 2014;
partially offset by:

•	no payments for debt issuance costs in the first quarter of 2015, compared with payments of $11.7 million in the first quarter of 2014.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2015 and 2014 approximated $25.1 million and $22.4 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $115 million for fiscal year 2015. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities and the initiation of new information systems projects to support our business strategies.
In April 2015, the Company announced the development of a whole car auction facility named ADESA Chicago. The Company expects the cost of this greenfield development to be approximately $30 million to $35 million over the next two years. The expected capital expenditures for ADESA Chicago are not included in the estimated $115 million of capital expenditures for fiscal year 2015.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.27 per share in 2015 using cash flow from operations, representing an annualized dividend of $1.08 per share. The following dividend information has been released for 2015:

•	On November 4, 2014, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2015, to stockholders of record at the close of business on December 29, 2014.

•	On February 17, 2015, the Company announced a cash dividend of $0.27 per share that was paid on April 2, 2015, to stockholders of record at the close of business on March 25, 2015.

•	On May 5, 2015, the Company announced a cash dividend of $0.27 per share that is payable on July 2, 2015, to stockholders of record at the close of business on June 24, 2015.
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
Acquisition
On March 17, 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. This acquisition bolsters ADESA’s presence in the eastern region and complements its current buyer base. The auction is comprised of 200 acres and includes 7 fully automated auction lanes and full-service reconditioning facilities providing detail, mechanical and body shop services. The purchased assets of the auction included land, buildings, accounts receivable, operating equipment, customer relationships and tradenames related to the auction. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition.

The purchase price of the auction, net of cash acquired, was approximately $21.9 million. The purchase accounting associated with this acquisition is preliminary, subject to determination of a working capital adjustment and final valuation results. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there have been no material changes to the contractual obligations of the Company; however, we noted the following:

•
In April 2015, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.9 million and $1.5 million of Term Loan B-1 and Term Loan B-2, respectively.

•
Operating lease obligations change in the ordinary course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2014, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle, is effective for fiscal years beginning after December 15, 2015 and will require retrospective application. At March 31, 2015, the Company had $15.0 million of unamortized debt issuance costs classified within other assets, which will be reclassified as a deduction from the carrying amount of the related debt liability upon adoption of ASU 2015-03.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $1.3 million for the three months ended March 31, 2015. A 1% change in the average Canadian exchange rate for the three months ended March 31, 2015 would have impacted net income by approximately $0.1 million. Currency exposure of our Mexican operations is not material to the results of operations.
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
In April 2015, we purchased two interest rate caps for approximately $0.7 million with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.5%. The interest rate cap agreements cap three-month LIBOR at 1.5%, have an effective date of April 16, 2015 and mature on March 31, 2017.
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2015 would have resulted in an increase in interest expense of approximately $2.8 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or ”PRP,” but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology (“Ecology”) is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures including, an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. In October 2014, Ecology, in furtherance of its source control obligations, conducted stormwater sampling at the property, collecting water samples from within the stormwater system. Although no solids were detected in the stormwater system during the sampling, Ecology tested the water that was collected for various constituents. Ecology is expected to issue a final report regarding this sampling later this year. At this time, IAA is not aware of any additional Ecology source control activities planned for the site. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.
Item 1A.    Risk Factors
         In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 , which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	94,900	$34.36	94,900	$296.7
February 1 - February 28	95,000	35.72	95,000	293.3
March 1 - March 31	110,000	37.02	110,000	289.3
Total	299,900	35.77	299,900

(1)
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

KAR Auction Services, Inc.
(Registrant)

Date: May 6, 2015	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire					X

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.11	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015					X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13a	^	Fifth Amended and Restated Receivables Purchase Agreement, dated June 21, 2013, among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Saratoga Funding Corp., LLC, Deutsche Bank AG, New York Branch, BMO Harris Bank N.A., Fifth Third Bank and BMO Capital Markets Corp.	10-Q	001-34568	10.18	8/6/2013

10.13b	^	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 21, 2013	10-K	001-34568	10.18b	2/19/2014

10.13c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated May 6, 2014	10-Q	001-34568	10.13c	8/6/2014

10.13d	^	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement, dated December 18, 2014	10-K	001-34568	10.13d	2/18/2015

10.14a	^	Second Amended and Restated Receivables Purchase Agreement, dated June 28, 2013, among KAR Auction Services, Inc., Automotive Finance Canada Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.19	8/6/2013

10.14b	^	Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated November 22, 2013	10-K	001-34568	10.19b	2/19/2014

10.14c		Amending Agreement to Second Amended and Restated Receivables Purchase Agreement, dated May 8, 2014	10-Q	001-34568	10.14c	8/6/2014

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29a	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers					X

10.29b	*	Form of 2015 Restricted Stock Unit Award Agreement for non-Section 16 Officers					X

10.30	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

10.32	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.