Form 10-Q
period 2015-06-30
KAR Auction Services, Inc.
filed 2015-08-04
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2015, 141,775,001 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues
ADESA Auction Services	$345.0	$301.8	$673.0	$599.9
IAA Salvage Services	248.6	223.8	486.6	448.8
AFC	64.7	60.0	131.1	120.7
Total operating revenues	658.3	585.6	1,290.7	1,169.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	366.5	322.1	718.6	646.6
Selling, general and administrative	123.5	114.3	245.0	241.1
Depreciation and amortization	51.8	48.3	102.7	96.4
Total operating expenses	541.8	484.7	1,066.3	984.1
Operating profit	116.5	100.9	224.4	185.3
Interest expense	21.8	20.9	42.8	45.0
Other (income) expense, net	0.4	(0.9)	(1.8)	(1.4)
Loss on extinguishment of debt	—	—	—	30.3
Income before income taxes	94.3	80.9	183.4	111.4
Income taxes	34.8	30.1	69.4	39.9
Net income	$59.5	$50.8	$114.0	$71.5
Net income per share
Basic	$0.42	$0.36	$0.81	$0.51
Diluted	$0.41	$0.36	$0.79	$0.51
Dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$59.5	$50.8	$114.0	$71.5
Other comprehensive income (loss)
Foreign currency translation gain (loss)	3.1	7.9	(15.2)	(0.6)
Comprehensive income	$62.6	$58.7	$98.8	$70.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$204.8	$152.9
Restricted cash	16.4	17.0
Trade receivables, net of allowances of $6.5 and $6.3	533.2	401.2
Finance receivables, net of allowances $8.5 and $8.0	1,468.4	1,363.1
Deferred income tax assets	41.0	41.0
Other current assets	117.4	99.7
Total current assets	2,381.2	2,074.9
Other assets
Goodwill	1,795.0	1,705.2
Customer relationships, net of accumulated amortization of $585.8 and $551.1	461.9	484.4
Other intangible assets, net of accumulated amortization of $247.4 and $221.2	307.6	306.2
Unamortized debt issuance costs	24.2	16.7
Other assets	35.0	36.2
Total other assets	2,623.7	2,548.7
Property and equipment, net of accumulated depreciation of $537.5 and $507.2	750.3	727.9
Total assets	$5,755.2	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$629.9	$471.7
Accrued employee benefits and compensation expenses	65.5	77.6
Accrued interest	0.5	0.3
Other accrued expenses	120.6	114.4
Income taxes payable	8.5	5.5
Dividends payable	38.3	38.2
Obligations collateralized by finance receivables	1,094.8	865.2
Current maturities of long-term debt	17.7	17.7
Total current liabilities	1,975.8	1,590.6
Non-current liabilities
Long-term debt	1,727.9	1,736.6
Deferred income tax liabilities	328.6	333.4
Other liabilities	150.9	143.8
Total non-current liabilities	2,207.4	2,213.8
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2015: 141,851,515
December 31, 2014: 141,316,444	1.4	1.4
Additional paid-in capital	1,596.4	1,593.7
Accumulated deficit	(9.0)	(46.4)
Accumulated other comprehensive loss	(16.8)	(1.6)
Total stockholders' equity	1,572.0	1,547.1
Total liabilities and stockholders' equity	$5,755.2	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2014	141.3	$1.4	$1,593.7	$(46.4)	$(1.6)	$1,547.1
Net income				114.0		114.0
Other comprehensive loss					(15.2)	(15.2)
Issuance of common stock under stock plans	1.2		14.0			14.0
Stock-based compensation expense			5.8			5.8
Excess tax benefit from stock-based compensation			5.0			5.0
Repurchase and retirement of common stock	(0.6)		(22.1)			(22.1)
Cash dividends declared to stockholders ($0.54 per share)				(76.6)		(76.6)
Balance at June 30, 2015	141.9	$1.4	$1,596.4	$(9.0)	$(16.8)	$1,572.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$114.0	$71.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.7	96.4
Provision for credit losses	9.1	8.1
Deferred income taxes	(9.1)	(21.5)
Amortization of debt issuance costs	3.4	4.3
Stock-based compensation	5.8	20.8
Excess tax benefit from stock-based compensation	(5.0)	(2.5)
Loss (gain) on disposal of fixed assets	—	(0.1)
Loss on extinguishment of debt	—	30.3
Other non-cash, net	1.6	2.0
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(139.3)	(47.5)
Accounts payable and accrued expenses	117.3	69.6
Net cash provided by operating activities	200.5	231.4
Investing activities
Net increase in finance receivables held for investment	(118.2)	(69.6)
Acquisition of businesses, net of cash acquired	(115.1)	(0.5)
Purchases of property, equipment and computer software	(64.2)	(47.3)
Proceeds from the sale of property and equipment	0.1	0.1
Decrease in restricted cash	0.6	2.8
Net cash used by investing activities	(296.8)	(114.5)
Financing activities
Net increase in book overdrafts	30.5	30.1
Net increase in obligations collateralized by finance receivables	234.9	27.9
Proceeds from long-term debt	—	1,767.2
Payments for debt issuance costs/amendments	(10.8)	(11.7)
Payments on long-term debt	(8.8)	(1,776.2)
Payments on capital leases	(9.6)	(9.2)
Payments of contingent consideration and deferred acquisition costs	(1.2)	(0.2)
Issuance of common stock under stock plans	14.0	16.1
Excess tax benefit from stock-based compensation	5.0	2.5
Repurchase and retirement of common stock	(22.1)	—
Dividends paid to stockholders	(76.5)	(69.6)
Net cash provided by (used by) financing activities	155.4	(23.1)
Effect of exchange rate changes on cash	(7.2)	(0.1)
Net increase in cash and cash equivalents	51.9	93.7
Cash and cash equivalents at beginning of period	152.9	191.6
Cash and cash equivalents at end of period	$204.8	$285.3
Cash paid for interest	$38.0	$38.5
Cash paid for taxes, net of refunds	$72.3	$49.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 (Unaudited)
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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services; and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of June 30, 2015, we have a North American network of 66 ADESA whole car auction sites and 171 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. IAA also includes HBC Vehicle Services, which operates from 10 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

IAA is one of the leading providers of salvage vehicle auctions and related services. The salvage auctions facilitate the remarketing of damaged vehicles that are designated as total losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made, purchased vehicles and older model vehicles donated to charity or sold by dealers in salvage auctions. The salvage auction business specializes in providing services such as inbound transportation logistics, inspections, evaluations, salvage recovery services, titling and settlement administrative services.
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 115 locations throughout the United States and Canada as of June 30, 2015. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle, is effective for fiscal years beginning after December 15, 2015 and will require retrospective application. We do not expect the adoption of ASU 2015-03 will have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Note 2—Acquisitions
In March 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. This acquisition bolsters ADESA’s presence in the eastern region and complements its current buyer base.

In April 2015, ADESA purchased all of the equity interests in MobileTrac LLC (“MobileTrac”). MobileTrac provides retail and wholesale car buyers with instaVIN’s vehicle history reports as well as the instaLEAD and instaDEAL technology through which automotive dealers can attract and structure retail transactions with consumers online. MobileTrac enhances KAR’s portfolio of service offerings to its customers.

In May 2015, AutoVIN, a subsidiary of ADESA, completed the acquisition of the vehicle inspection business from DataScan Field Services (“DataScan”). DataScan utilizes Internet-based technology to perform vehicle inspection services for major auto manufacturers, financial institutions, leasing companies and warranty companies. The network’s broad geographical reach in the U.S. and Canada will provide expanded coverage for inspection customers, and the acquisition also brings new offerings to the AutoVIN portfolio, including warranty claim inspections, certified pre-owned audits and physical damage appraisals.

In May 2015, ADESA purchased all of the issued and outstanding membership interests in AutoNiq, LLC (“AutoNiq”). AutoNiq provides real-time information such as vehicle pricing, history reports and market guides to dealers. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. AutoNiq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States. AutoNiq enhances KAR’s portfolio of service offerings to its customers.

In June 2015, ADESA (UK) Limited completed the acquisition of HBC Vehicle Services (“HBC”), which specializes in salvage vehicle auctions and related services and is headquartered in Canvey Island, England. HBC provides salvage collection and disposal services for the UK’s top insurance, fleet and accident management companies. HBC conducts business using a variety of sales channels, including online auctions.

Certain of the purchase agreements included contingent payments related to financial results subsequent to the purchase date. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships, tradenames, software, inventory, and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first six months of 2015, net of cash acquired, was approximately $124.7 million, which includes estimated contingent payments with a fair value of $9.6 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $18.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.0 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and final valuation results. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $90.0 million. The goodwill is recorded in the ADESA Auctions and IAA reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

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
In the first six months of 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three year adjusted earnings per share attains certain specified goals. In addition, approximately 0.2 million RSUs were granted to certain executive officers and management of the Company. The RSUs vest in three equal annual installments. The weighted-average grant date fair value of both the PRSUs and the RSUs was $37.02, which was the average closing price of the Company's common stock on the dates of grant.
The total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $1.2 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $7.5 million for the six months ended June 30, 2015 and 2014, respectively. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service options	$0.8	$1.0	$1.7	$1.9
Exit options	—	3.8	—	17.3
PRSUs	1.7	0.9	3.0	1.6
RSUs	0.7	—	1.1	—
Total stock-based compensation expense	$3.2	$5.7	$5.8	$20.8
In March 2015, the vesting criteria for the final 25% of the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan was met and as such, the final 25% of the outstanding exit options became exercisable. As of December 31, 2014, all of the compensation expense related to the exit options was recognized.
Share Repurchase Program
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. As of June 30, 2015, we had repurchased and retired a total of 614,900 shares of common stock at a weighted average price of $36.83 per share.
On August 3, 2015, as part of the authorized program to repurchase common stock noted above, the Company announced that it plans to enter into an accelerated share repurchase agreement under which up to $200 million of the Company’s common stock may be repurchased on an accelerated basis.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$59.5	$50.8	$114.0	$71.5
Weighted average common shares outstanding	141.8	140.0	141.6	139.7
Effect of dilutive stock options and restricted stock awards	2.3	1.8	2.4	1.5
Weighted average common shares outstanding and potential common shares	144.1	141.8	144.0	141.2
Net income per share
Basic	$0.42	$0.36	$0.81	$0.51
Diluted	$0.41	$0.36	$0.79	$0.51
Basic net income per share was calculated by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options and approximately 0.4 million options were excluded from the calculation of diluted net income per share for the three months ended June 30, 2015 and 2014, respectively, and no options and approximately 0.5 million options were excluded from the calculation of diluted net income per share for the six months ended June 30, 2015 and 2014, respectively. In addition, approximately 0.3 million and approximately 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended June 30, 2015 and 2014, respectively, and approximately 0.3 million and approximately 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the six months ended June 30, 2015 and 2014, respectively. Total options outstanding at June 30, 2015 and 2014 were 4.7 million and 6.9 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.15 billion for U.S. finance receivables at June 30, 2015.
In June 2015, AFC and AFC Funding Corporation entered into the Sixth Amended and Restated Receivables Purchase
Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S.
committed liquidity from $950 million to $1.15 billion and extended the facility's maturity date from June 30, 2016 to June 29,
2018. In addition, the definition of eligible receivables was expanded and the overcollateralization requirement was reduced.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2015. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date from June 30, 2016 to June 29, 2018. In addition, the definition of eligible receivables was expanded. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2015		Net Credit Losses Three Months Ended June 30, 2015	Net Credit Losses Six Months Ended June 30, 2015
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,470.8	$3.5	$4.1	$7.3
Other loans	6.1	—	—	—
Total receivables managed	$1,476.9	$3.5	$4.1	$7.3

	December 31, 2014		Net Credit Losses Three Months Ended June 30, 2014	Net Credit Losses Six Months Ended June 30, 2014
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,365.1	$4.2	$2.7	$6.3
Other loans	6.0	—	—	—
Total receivables managed	$1,371.1	$4.2	$2.7	$6.3

AFC's allowance for losses was $8.5 million and $8.0 million at June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015 and December 31, 2014, $1,466.6 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,094.8 million and $865.2 million of obligations collateralized by finance receivables at June 30, 2015 and December 31, 2014, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2015, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	June 30, 2015	December 31, 2014
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$641.9	$645.1
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,106.0	1,111.6
Revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	—	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,747.9	1,756.7
Unamortized debt discount				(2.3)	(2.4)
Current portion of long-term debt				(17.7)	(17.7)
Long-term debt				$1,727.9	$1,736.6
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
The Credit Facility is available for letters of credit, working capital and general corporate purposes. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-1 and Term Loan B-2 were 2.81% and 3.50% at June 30, 2015, respectively.
The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.9 million and $1.5 million of Term Loan B-1 and Term Loan B-2, respectively, in the second quarter of 2015. In July 2015, similar net cash proceeds were used to prepay $1.3 million and $2.2 million of Term Loan B-1 and Term Loan B-2, respectively. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2015.
There were no borrowings on the revolving credit facility at June 30, 2015 or December 31, 2014, respectively. However, we had related outstanding letters of credit in the aggregate amount of $28.6 million and $25.1 million at June 30, 2015 and December 31, 2014, respectively, which reduce the amount available for borrowings under the credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Fair Value of Debt
As of June 30, 2015, the estimated fair value of our long-term debt amounted to $1,749.3 million. The estimates of fair value are based on broker-dealer quotes for our debt as of June 30, 2015. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

We are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The balances and activity of our interest rate derivatives were immaterial for the three and six months ended June 30, 2015 and 2014.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Foreign currency translation loss	$(17.0)	$(1.8)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive loss	$(16.8)	$(1.6)
Note 10—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into three operating segments: ADESA Auctions, IAA and AFC, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Beginning in June 2015, the IAA segment includes HBC Vehicle Services, which operates salvage vehicle auctions and related services in the United Kingdom.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$345.0	$248.6	$64.7	$—	$658.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	191.8	155.1	19.6	—	366.5
Selling, general and administrative	67.5	24.9	6.9	24.2	123.5
Depreciation and amortization	21.3	19.4	7.7	3.4	51.8
Total operating expenses	280.6	199.4	34.2	27.6	541.8
Operating profit (loss)	64.4	49.2	30.5	(27.6)	116.5
Interest expense	0.2	—	5.5	16.1	21.8
Other (income) expense, net	0.3	0.4	—	(0.3)	0.4
Intercompany expense (income)	14.4	9.6	(5.2)	(18.8)	—
Income (loss) before income taxes	49.5	39.2	30.2	(24.6)	94.3
Income taxes	17.5	14.6	11.5	(8.8)	34.8
Net income (loss)	$32.0	$24.6	$18.7	$(15.8)	$59.5
Total assets	$2,534.1	$1,256.8	$1,889.1	$75.2	$5,755.2
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$301.8	$223.8	$60.0	$—	$585.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	167.7	137.0	17.4	—	322.1
Selling, general and administrative	62.7	23.9	6.5	21.2	114.3
Depreciation and amortization	19.8	18.7	7.5	2.3	48.3
Total operating expenses	250.2	179.6	31.4	23.5	484.7
Operating profit (loss)	51.6	44.2	28.6	(23.5)	100.9
Interest expense	0.2	0.1	4.6	16.0	20.9
Other income, net	(0.5)	(0.2)	—	(0.2)	(0.9)
Intercompany expense (income)	14.1	9.7	(6.5)	(17.3)	—
Income (loss) before income taxes	37.8	34.6	30.5	(22.0)	80.9
Income taxes	13.4	13.1	11.7	(8.1)	30.1
Net income (loss)	$24.4	$21.5	$18.8	$(13.9)	$50.8
Total assets	$2,406.8	$1,196.5	$1,608.7	$66.9	$5,278.9

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2015 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$673.0	$486.6	$131.1	$—	$1,290.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	378.9	301.7	38.0	—	718.6
Selling, general and administrative	136.0	47.0	14.0	48.0	245.0
Depreciation and amortization	41.5	39.0	15.5	6.7	102.7
Total operating expenses	556.4	387.7	67.5	54.7	1,066.3
Operating profit (loss)	116.6	98.9	63.6	(54.7)	224.4
Interest expense	0.4	—	10.6	31.8	42.8
Other (income) expense, net	(0.3)	0.2	(1.5)	(0.2)	(1.8)
Intercompany expense (income)	29.6	19.2	(9.5)	(39.3)	—
Income (loss) before income taxes	86.9	79.5	64.0	(47.0)	183.4
Income taxes	32.4	29.9	24.3	(17.2)	69.4
Net income (loss)	$54.5	$49.6	$39.7	$(29.8)	$114.0

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$599.9	$448.8	$120.7	$—	$1,169.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	337.9	274.9	33.8	—	646.6
Selling, general and administrative	132.6	50.1	15.3	43.1	241.1
Depreciation and amortization	39.3	37.5	15.0	4.6	96.4
Total operating expenses	509.8	362.5	64.1	47.7	984.1
Operating profit (loss)	90.1	86.3	56.6	(47.7)	185.3
Interest expense	0.5	0.2	9.1	35.2	45.0
Other income, net	(0.9)	(0.3)	—	(0.2)	(1.4)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	28.0	19.3	(11.8)	(35.5)	—
Income (loss) before income taxes	62.5	67.1	59.3	(77.5)	111.4
Income taxes	22.3	25.0	22.6	(30.0)	39.9
Net income (loss)	$40.2	$42.1	$36.7	$(47.5)	$71.5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; common stock repurchases; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 18, 2015. Some of these factors include:

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	significant current competition and the introduction of new competitors;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	litigation developments;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any impairment to our goodwill or other intangible assets;

•	our self-insurance for certain risks;

•	any losses of key personnel;

•	interruptions to service from our workforce;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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
Overview
We provide whole car auction services in North America and salvage auction services in North America and the United Kingdom. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAA and AFC.

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 171 salvage vehicle auction sites in the United States and Canada at June 30, 2015. IAA also includes HBC Vehicle Services, which operates from 10 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2015, AFC conducted business at 115 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 8.2 million, 8.7 million and 9.2 million in 2012, 2013 and 2014, respectively. Industry volumes continue to recover and are moving toward those experienced from 2000-2009, when industry volumes were approximately 9 to 10 million units. Declines in new vehicle sales and lease originations from 2007 to 2009 and declines in repossessions from 2009 to 2012 led to supply shortages in the North American whole car auction industry and resulted in auction volumes below 9 million units for a few years. The supply shortages and resulting decline in industry auction volumes reflected a reduction in units sold by institutional consignors, which was partially offset by an increase in dealer consignment units sold.
We estimate that used vehicle auction volumes in North America, including online only volumes, will be approximately 9.6 million units in 2015, approximately 9.9 million units in 2016 and approximately 10.1 million units in 2017. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2014 Annual Review and management estimates. The anticipated improvement is the result of more off-lease, repossessed, rental and dealer consignment vehicles entering the market.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 14% in 2014, 2013 and 2012. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at June 30, 2015.

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
Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles sold under purchase contracts, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$345.0	$301.8
IAA	248.6	223.8
AFC	64.7	60.0
Total revenues	658.3	585.6
Cost of services*	366.5	322.1
Gross profit*	291.8	263.5
Selling, general and administrative	123.5	114.3
Depreciation and amortization	51.8	48.3
Operating profit	116.5	100.9
Interest expense	21.8	20.9
Other (income) expense, net	0.4	(0.9)
Income before income taxes	94.3	80.9
Income taxes	34.8	30.1
Net income	$59.5	$50.8
Net income per share
Basic	$0.42	$0.36
Diluted	$0.41	$0.36

* Exclusive of depreciation and amortization
For the three months ended June 30, 2015, we had revenue of $658.3 million compared with revenue of $585.6 million for the three months ended June 30, 2014, an increase of 12%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $3.5 million, or 7%, to $51.8 million for the three months ended June 30, 2015, compared with $48.3 million for the three months ended June 30, 2014. The increase in depreciation and amortization was primarily the result of acquired assets as well as certain assets placed in service over the last twelve months.
Interest Expense
Interest expense increased $0.9 million, or 4%, to $21.8 million for the three months ended June 30, 2015, compared with $20.9 million for the three months ended June 30, 2014. The increase was primarily attributable to an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014.
Income Taxes
We had an effective tax rate of 36.9% for the three months ended June 30, 2015, compared with an effective tax rate of 37.2% for the three months ended June 30, 2014. Excluding the effect of the discrete items, our effective tax rate for the three months ended June 30, 2015 and 2014 would have been 37.6% and 38.2%, respectively.

ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2015	2014
ADESA revenue	$345.0	$301.8
Cost of services*	191.8	167.7
Gross profit*	153.2	134.1
Selling, general and administrative	67.5	62.7
Depreciation and amortization	21.3	19.8
Operating profit	$64.4	$51.6

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $43.2 million, or 14%, to $345.0 million for the three months ended June 30, 2015, compared with $301.8 million for the three months ended June 30, 2014. The increase in revenue was primarily a result of a 14% increase in the number of vehicles sold, as well as a slight increase in revenue per vehicle sold, which includes the impact of a decrease in revenues of $7.9 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 7% increase in dealer consignment units sold for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. Online sales volume for ADESA represented approximately 40% of the total vehicles sold in the second quarter of 2015, compared with approximately 38% in the second quarter of 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 154,000 and 132,000 vehicles through its online only offerings in the second quarter of 2015 and 2014, respectively, of which approximately 99,000 and 86,000 represented vehicle sales to grounding dealers in the second quarter of 2015 and 2014, respectively. For the three months ended June 30, 2015, dealer consignment vehicles represented approximately 51% of used vehicles sold at ADESA physical auction locations, compared with approximately 53% for the three months ended June 30, 2014. Vehicles sold at physical auction locations increased 13% in the second quarter of 2015, compared with the second quarter of 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 57.7% for the three months ended June 30, 2015, compared with 58.6% for the three months ended June 30, 2014.
Total revenue per vehicle sold of approximately $544 for the three months ended June 30, 2015 is comparable with total revenue per vehicle sold of approximately $543 for the three months ended June 30, 2014. Physical auction revenue per vehicle sold increased to $686 for the three months ended June 30, 2015, from $680 for the three months ended June 30, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold was approximately $99 for both the three months ended June 30, 2015 and the three months ended June 30, 2014.
Gross Profit
For the three months ended June 30, 2015, gross profit for ADESA increased $19.1 million, or 14%, to $153.2 million, compared with $134.1 million for the three months ended June 30, 2014. Gross profit for ADESA was 44.4% of revenue for the three months ended June 30, 2015 and 2014. The increase in gross profit for the three months ended June 30, 2015, compared with the three months ended June 30, 2014, was primarily the result of the increase in vehicles sold.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $4.8 million, or 8%, to $67.5 million for the three months ended June 30, 2015, compared with $62.7 million for the three months ended June 30, 2014, primarily due to increases in compensation and incentive compensation-based expense of $2.5 million, selling, general and administrative expenses associated with acquisitions of $1.6 million, professional fees of $1.4 million and marketing expenses of $0.9 million, partially offset by a decrease in stock-based compensation expense of $1.4 million and fluctuations in the Canadian exchange rate of $1.3 million.
IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2015	2014
IAA revenue	$248.6	$223.8
Cost of services*	155.1	137.0
Gross profit*	93.5	86.8
Selling, general and administrative	24.9	23.9
Depreciation and amortization	19.4	18.7
Operating profit	$49.2	$44.2

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $24.8 million, or 11%, to $248.6 million for the three months ended June 30, 2015, compared with $223.8 million for the three months ended June 30, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 14% for the three months ended June 30, 2015, partially offset by a 3% decrease in revenue per vehicle sold, which includes the impact of a decrease in revenues of $2.4 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices and a decrease in scrap prices. IAA's total loss vehicle inventory has increased approximately 18% at June 30, 2015, as compared to June 30, 2014. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the three months ended June 30, 2015, compared with approximately 6% for the three months ended June 30, 2014. Online sales volumes for IAA for the three months ended June 30, 2015 and 2014 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended June 30, 2015, gross profit at IAA increased to $93.5 million, or 37.6% of revenue, compared with $86.8 million, or 38.8% of revenue, for the three months ended June 30, 2014. The increase in gross profit was mainly attributable to an 11% increase in revenue, partially offset by a 13% increase in cost of services related to an increase in branch costs related to volume growth. In addition, the reduction in gross profit on purchase contract vehicles accounted for a 0.6% decrease in IAA's gross profit margin percentage for the three months ended June 30, 2015.
For the three months ended June 30, 2015, HBC Vehicle Services had revenue of approximately $4.3 million and cost of services of approximately $3.9 million. HBC accounted for a 0.5% decrease in IAA's gross profit margin percentage for the three months ended June 30, 2015.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.0 million, or 4%, to $24.9 million for the three months ended June 30, 2015, compared with $23.9 million for the three months ended June 30, 2014. The increase in selling, general and administrative expenses was primarily attributable to increases in telecom costs of $0.9 million and professional fees of $0.8 million, partially offset by a decrease in stock-based compensation expense of $0.8 million.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$57.8	$53.3
Other revenue	4.2	3.0
Provision for credit losses	(4.3)	(2.7)
Other service revenue	7.0	6.4
Total AFC revenue	64.7	60.0
Cost of services*	19.6	17.4
Gross profit*	45.1	42.6
Selling, general and administrative	6.9	6.5
Depreciation and amortization	7.7	7.5
Operating profit	$30.5	$28.6
Loan transactions	381,675	337,146
Revenue per loan transaction, excluding "Other service revenue"	$151	$159

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2015, AFC revenue increased $4.7 million, or 8%, to $64.7 million, compared with $60.0 million for the three months ended June 30, 2014. The increase in revenue was the result of a 13% increase in loan transactions and an increase of 9% in "Other service revenue" generated by PWI, for the three months ended June 30, 2015, compared with the same period in 2014, partially offset by a 5% decrease in revenue per loan transaction for the three months ended June 30, 2015. In addition, managed receivables increased to $1,476.9 million at June 30, 2015 from $1,170.3 million at June 30, 2014.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $8, or 5%, primarily as a result of a decrease in fee income, an increase in the provision for credit losses, as well as fluctuations in the Canadian exchange rate, partially offset by increases in average loan values, average portfolio duration and other revenue. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended June 30, 2015, gross profit for the AFC segment increased $2.5 million, or 6%, to $45.1 million, or 69.7% of revenue, compared with $42.6 million, or 71.0% of revenue, for the three months ended June 30, 2014, primarily as a result of an 8% increase in revenue, partially offset by a 13% increase in cost of services. The floorplan lending business gross profit margin percentage decreased from 77.7% to 76.7% as a result of lower revenue per loan transaction and increased compensation expense. The gross profit margin percentage in the warranty service contract business decreased from 15.0% to 12.1% as a result of an increased rate of service contract claims and costs associated with the expansion of the warranty service contract business into new markets.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.4 million, or 6%, to $6.9 million for the three months ended June 30, 2015, compared with $6.5 million for the three months ended June 30, 2014. The increase was primarily attributable to increases in expenses associated with PWI and compensation expense, partially offset by a decrease in stock-based compensation expense.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2015	2014
Selling, general and administrative	$24.2	$21.2
Depreciation and amortization	3.4	2.3
Operating loss	$(27.6)	$(23.5)
Selling, General and Administrative
For the three months ended June 30, 2015, selling, general and administrative expenses at the holding company increased $3.0 million, or 14%, to $24.2 million, compared with $21.2 million for the three months ended June 30, 2014, primarily as a result of increases in compensation expense of $1.4 million, acquisition-related professional fees of $0.8 million and other employee related expenses of $0.7 million.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$673.0	$599.9
IAA	486.6	448.8
AFC	131.1	120.7
Total revenues	1,290.7	1,169.4
Cost of services*	718.6	646.6
Gross profit*	572.1	522.8
Selling, general and administrative	245.0	241.1
Depreciation and amortization	102.7	96.4
Operating profit	224.4	185.3
Interest expense	42.8	45.0
Other income, net	(1.8)	(1.4)
Loss on extinguishment of debt	—	30.3
Income before income taxes	183.4	111.4
Income taxes	69.4	39.9
Net income	$114.0	$71.5
Net income per share
Basic	$0.81	$0.51
Diluted	$0.79	$0.51

* Exclusive of depreciation and amortization
For the six months ended June 30, 2015, we had revenue of $1,290.7 million compared with revenue of $1,169.4 million for the six months ended June 30, 2014, an increase of 10%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $6.3 million, or 7%, to $102.7 million for the six months ended June 30, 2015, compared with $96.4 million for the six months ended June 30, 2014. The increase in depreciation and amortization was primarily the result of acquired assets as well as certain assets placed in service over the last twelve months.

Interest Expense
Interest expense decreased $2.2 million, or 5%, to $42.8 million for the six months ended June 30, 2015, compared with $45.0 million for the six months ended June 30, 2014. The decrease in interest expense was primarily due to a decrease in the interest rates on term loan debt associated with the March 11, 2014 debt refinancing. The weighted average interest rate on term loan debt was approximately 3.2% for the six months ended June 30, 2015, compared with a weighted average interest rate on term loan debt of approximately 3.4% for the six months ended June 30, 2014. As a result of the debt refinancing on March 11, 2014, the interest rates on term loan debt decreased and at June 30, 2015, Term Loan B-1 and Term Loan B-2 had rates of 2.81% and 3.50% respectively. The decrease in interest expense on the term loan debt was partially offset by an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014.
Loss on Extinguishment of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pretax charge resulting from the write-off of unamortized debt discount associated with the term loan and unamortized debt issue costs associated with the term loan and the revolving credit facility.
Income Taxes
We had an effective tax rate of 37.8% for the six months ended June 30, 2015, compared with an effective tax rate of 35.8% for the six months ended June 30, 2014. During the six months ended June 30, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $2.8 million. Excluding the effect of the discrete items, our effective tax rate for the six months ended June 30, 2015 and 2014 would have been 37.6% and 38.2%, respectively.
ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
ADESA revenue	$673.0	$599.9
Cost of services*	378.9	337.9
Gross profit*	294.1	262.0
Selling, general and administrative	136.0	132.6
Depreciation and amortization	41.5	39.3
Operating profit	$116.6	$90.1

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $73.1 million, or 12%, to $673.0 million for the six months ended June 30, 2015, compared with $599.9 million for the six months ended June 30, 2014. The increase in revenue was primarily a result of an 11% increase in the number of vehicles sold, as well as a 1% increase in revenue per vehicle sold, which includes the impact of a decrease in revenues of $14.0 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 4% increase in dealer consignment units sold for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Online sales volume for ADESA represented approximately 40% of the total vehicles sold in the first six months of 2015, compared with approximately 39% in the first six months of 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which represent over half of ADESA's online sales volume. ADESA sold approximately 294,000 and 260,000 vehicles through its online only offerings in the first six months of 2015 and 2014, respectively, of which approximately 183,000 and 160,000 represented vehicle sales to grounding dealers in the first six months of 2015 and 2014, respectively. For the six months ended June 30, 2015, dealer consignment vehicles represented approximately 49% of used vehicles sold at ADESA physical auction locations, compared with approximately 52% for the six months ended June 30, 2014. Vehicles sold at physical auction locations increased 10% in the first six months of 2015, compared with the first six months of 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 60.1% for the six months ended June 30, 2015, compared with 61.0% for the six months ended June 30, 2014.
Total revenue per vehicle sold increased 1% to approximately $545 for the six months ended June 30, 2015, compared with approximately $539 for the six months ended June 30, 2014. Physical auction revenue per vehicle sold increased $12, or 2%, to $684 for the six months ended June 30, 2015, compared with $672 for the six months ended June 30, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in ancillary and other related services revenue. Online only auction revenue per vehicle sold decreased $4 to $103 for the six months ended June 30, 2015, compared with $107 for the six months ended June 30, 2014. The decrease in online only auction revenue per vehicle sold was attributable to a decline in fees per car sold, primarily due to an increase in the number of cars sold in closed private label sales, which includes sales to grounding dealers. The revenue per vehicle sold in a closed private label sale is lower than the revenue per vehicle sold in an open online only auction.
Gross Profit
For the six months ended June 30, 2015, gross profit for ADESA increased $32.1 million, or 12%, to $294.1 million, compared with $262.0 million for the six months ended June 30, 2014. Gross profit for ADESA was 43.7% of revenue for the six months ended June 30, 2015 and 2014. The increase in gross profit for the six months ended June 30, 2015, compared with the six months ended June 30, 2014, was primarily the result of the increase in vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $3.4 million, or 3%, to $136.0 million for the six months ended June 30, 2015, compared with $132.6 million for the six months ended June 30, 2014, primarily due to increases in compensation expense of $3.9 million, acquisition-related professional fees of $1.6 million, marketing expenses of $1.6 million, selling, general and administrative expenses associated with acquisitions of $1.6 million, incentive-based compensation expense of $1.2 million, travel expenses of $0.9 million, other professional fees of $0.9 million, as well as the write-off of certain assets of $0.9 million and an increase in supply expenses of $0.8 million, partially offset by a decrease in stock-based compensation expense of $7.4 million and fluctuations in the Canadian exchange rate of $2.8 million.
IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
IAA revenue	$486.6	$448.8
Cost of services*	301.7	274.9
Gross profit*	184.9	173.9
Selling, general and administrative	47.0	50.1
Depreciation and amortization	39.0	37.5
Operating profit	$98.9	$86.3

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $37.8 million, or 8%, to $486.6 million for the six months ended June 30, 2015, compared with $448.8 million for the six months ended June 30, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 11% for the six months ended June 30, 2015, partially offset by a 3% decrease in revenue per vehicle sold, which includes the impact of a decrease in revenues of $4.6 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices and a decrease in scrap prices. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the six months ended June 30, 2015, compared with approximately 6% for the six months ended June 30, 2014. Online sales volumes for IAA for the six months ended June 30, 2015 and 2014 represented over half of the total vehicles sold by IAA.

Gross Profit
For the six months ended June 30, 2015, gross profit at IAA increased to $184.9 million, or 38.0% of revenue, compared with $173.9 million, or 38.7% of revenue, for the six months ended June 30, 2014. The increase in gross profit was mainly attributable to an 8% increase in revenue, partially offset by a 10% increase in cost of services related to an increase in branch costs related to volume growth. In addition, the reduction in gross profit on purchase contract vehicles accounted for a 0.5% decrease in IAA's gross profit margin percentage for the six months ended June 30, 2015.
For the six months ended June 30, 2015, HBC Vehicle Services had revenue of approximately $4.3 million and cost of services of approximately $3.9 million. HBC accounted for a 0.3% decrease in IAA's gross profit margin percentage for the six months ended June 30, 2015.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $3.1 million, or 6%, to $47.0 million for the six months ended June 30, 2015, compared with $50.1 million for the six months ended June 30, 2014. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in stock-based compensation and incentive-based compensation expense of $4.7 million, as well as non-income based taxes of $0.7 million, partially offset by an increase in telecom costs of $1.9 million and professional fees of $0.7 million.
AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$117.5	$109.7
Other revenue	7.7	5.3
Provision for credit losses	(7.8)	(6.3)
Other service revenue	13.7	12.0
Total AFC revenue	131.1	120.7
Cost of services*	38.0	33.8
Gross profit*	93.1	86.9
Selling, general and administrative	14.0	15.3
Depreciation and amortization	15.5	15.0
Operating profit	$63.6	$56.6
Loan transactions	793,357	712,361
Revenue per loan transaction, excluding "Other service revenue"	$148	$153

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2015, AFC revenue increased $10.4 million, or 9%, to $131.1 million, compared with $120.7 million for the six months ended June 30, 2014. The increase in revenue was the result of an 11% increase in loan transactions and an increase of 14% in "Other service revenue" generated by PWI for the six months ended June 30, 2015, compared with the same period in 2014, partially offset by a 3% decrease in revenue per loan transaction for the six months ended June 30, 2015. In addition, managed receivables increased to $1,476.9 million at June 30, 2015 from $1,170.3 million at June 30, 2014.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $5, or 3%, primarily as a result of a decrease in fee income, fluctuations in the Canadian exchange rate, as well as an increase in the provision for credit losses, partially offset by increases in average loan values, other revenue and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."

Gross Profit
For the six months ended June 30, 2015, gross profit for the AFC segment increased $6.2 million, or 7%, to $93.1 million, or 71.0% of revenue, compared with $86.9 million, or 72.0% of revenue, for the six months ended June 30, 2014, primarily as a result of a 9% increase in revenue, partially offset by a 12% increase in cost of services. The floorplan lending business gross profit margin percentage decreased from 78.5% to 77.6% as a result of lower revenue per loan transaction and increased compensation expense. The gross profit margin percentage in the warranty service contract business increased from 12.4% to 15.0% as a result of increased revenue growth and a decreased rate of service contract claims.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.3 million, or 8%, to $14.0 million for the six months ended June 30, 2015, compared with $15.3 million for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in stock-based compensation expense of $2.2 million, partially offset by an increase in compensation expense.
Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Selling, general and administrative	$48.0	$43.1
Depreciation and amortization	6.7	4.6
Operating loss	$(54.7)	$(47.7)
Selling, General and Administrative
For the six months ended June 30, 2015, selling, general and administrative expenses at the holding company increased $4.9 million, or 11%, to $48.0 million, compared with $43.1 million for the six months ended June 30, 2014, primarily as a result of increases in compensation expense, incentive-based compensation and other employee related benefits of $4.3 million and acquisition-related professional fees of $1.5 million, partially offset by decreases in stock-based compensation expense of $1.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our credit facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2014
Cash and cash equivalents	$204.8	$152.9	$285.3
Restricted cash	16.4	17.0	16.0
Working capital	405.4	484.3	449.5
Amounts available under credit facility*	250.0	250.0	250.0
Cash flow from operations for the six months ended	200.5		231.4

*
There were related outstanding letters of credit totaling approximately $28.6 million, $25.1 million and $26.4 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, which reduced the amount available for borrowings under the credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.

Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end.
Our available cash, which excludes cash in transit, was $136.7 million at June 30, 2015. Of this amount, approximately $39.9 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date, such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.9 million and $1.5 million of Term Loan B-1 and Term Loan B-2, respectively, in the second quarter of 2015. In July 2015, similar net cash proceeds were used to prepay $1.3 million and $2.2 million of Term Loan B-1 and Term Loan B-2, respectively. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
Term Loan B-1 bears interest at LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum for Term Loan B-2) and revolving loan borrowings at LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.81% and 3.50% at June 30, 2015, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.

On June 30, 2015, $641.9 million was outstanding on Term Loan B-1, $1,106.0 million was outstanding on Term Loan B-2 and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $28.6 million at June 30, 2015, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of June 30, 2015. However, there were related letters of credit outstanding totaling approximately C$1.1 million at June 30, 2015, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended June 30, 2015 the ratio could not exceed 3.75 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $39.0 million, was 2.62 to 1.0 at June 30, 2015.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2015.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.15 billion for U.S. finance receivables at June 30, 2015.
In June 2015, AFC and AFC Funding Corporation entered into the Sixth Amended and Restated Receivables Purchase
Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S.
committed liquidity from $950 million to $1.15 billion and extended the facility's maturity date from June 30, 2016 to June 29,

2018. In addition, the definition of eligible receivables was expanded and the overcollateralization requirement was reduced.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2015. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date from June 30, 2016 to June 29, 2018. In addition, the definition of eligible receivables was expanded. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,476.9 million and $1,371.1 million at June 30, 2015 and December 31, 2014, respectively. AFC's allowance for losses was $8.5 million and $8.0 million at June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015 and December 31, 2014, $1,466.6 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,094.8 million and $865.2 million of obligations collateralized by finance receivables at June 30, 2015 and December 31, 2014, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2015, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$32.0	$24.6	$18.7	$(15.8)	$59.5
Add back:
Income taxes	17.5	14.6	11.5	(8.8)	34.8
Interest expense, net of interest income	0.2	—	5.5	16.1	21.8
Depreciation and amortization	21.3	19.4	7.7	3.4	51.8
Intercompany interest	12.6	9.4	(5.2)	(16.8)	—
EBITDA	83.6	68.0	38.2	(21.9)	167.9
Adjustments per the Credit Agreement	4.5	0.6	(3.3)	0.3	2.1
Adjusted EBITDA	$88.1	$68.6	$34.9	$(21.6)	$170.0

	Three Months Ended June 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$24.4	$21.5	$18.8	$(13.9)	$50.8
Add back:
Income taxes	13.4	13.1	11.7	(8.1)	30.1
Interest expense, net of interest income	0.1	0.1	4.6	16.0	20.8
Depreciation and amortization	19.8	18.7	7.5	2.3	48.3
Intercompany interest	12.5	9.5	(6.5)	(15.5)	—
EBITDA	70.2	62.9	36.1	(19.2)	150.0
Adjustments per the Credit Agreement	5.3	0.9	(2.3)	0.2	4.1
Adjusted EBITDA	$75.5	$63.8	$33.8	$(19.0)	$154.1

	Six Months Ended June 30, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$54.5	$49.6	$39.7	$(29.8)	$114.0
Add back:
Income taxes	32.4	29.9	24.3	(17.2)	69.4
Interest expense, net of interest income	0.3	—	10.6	31.8	42.7
Depreciation and amortization	41.5	39.0	15.5	6.7	102.7
Intercompany interest	25.4	18.8	(9.5)	(34.7)	—
EBITDA	154.1	137.3	80.6	(43.2)	328.8
Adjustments per the Credit Agreement	11.0	0.3	(7.9)	—	3.4
Adjusted EBITDA	$165.1	$137.6	$72.7	$(43.2)	$332.2

	Six Months Ended June 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$40.2	$42.1	$36.7	$(47.5)	$71.5
Add back:
Income taxes	22.3	25.0	22.6	(30.0)	39.9
Interest expense, net of interest income	0.4	0.2	9.1	35.2	44.9
Depreciation and amortization	39.3	37.5	15.0	4.6	96.4
Intercompany interest	24.8	18.9	(11.8)	(31.9)	—
EBITDA	127.0	123.7	71.6	(69.6)	252.7
Adjustments per the Credit Agreement	15.2	4.4	(3.0)	31.9	48.5
Adjusted EBITDA	$142.2	$128.1	$68.6	$(37.7)	$301.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	June 30, 2015
Net income (loss)	$47.5	$50.3	$54.5	$59.5	$211.8
Add back:
Income taxes	28.4	27.4	34.6	34.8	125.2
Interest expense, net of interest income	20.2	20.8	20.9	21.8	83.7
Depreciation and amortization	48.9	51.3	50.9	51.8	202.9
EBITDA	145.0	149.8	160.9	167.9	623.6
Other adjustments per the Credit Agreement	1.0	0.6	0.9	2.0	4.5
Non-cash charges	6.8	2.0	4.3	4.3	17.4
AFC interest expense	(3.7)	(3.9)	(3.9)	(4.2)	(15.7)
Adjusted EBITDA	$149.1	$148.5	$162.2	$170.0	$629.8

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net cash provided by (used by):
Operating activities	$200.5	$231.4
Investing activities	(296.8)	(114.5)
Financing activities	155.4	(23.1)
Effect of exchange rate on cash	(7.2)	(0.1)
Net increase in cash and cash equivalents	$51.9	$93.7
Cash flow from operating activities was $200.5 million for the six months ended June 30, 2015, compared with $231.4 million for the six months ended June 30, 2014. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net decrease in non-cash adjustments to net income, partially offset by increased profitability.
Net cash used by investing activities was $296.8 million for the six months ended June 30, 2015, compared with $114.5 million for the six months ended June 30, 2014. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $114.6 million;

•	an increase in the additional finance receivables held for investment of approximately $48.6 million; and

•	an increase in capital expenditures of approximately $16.9 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below.
Net cash provided by financing activities was $155.4 million for the six months ended June 30, 2015, compared with net cash used by financing activities of $23.1 million for the six months ended June 30, 2014. The increase in net cash from financing activities was primarily attributable to:

•
a larger increase in obligations collateralized by finance receivables of approximately $207.0 million, in part related to the amendment of the securitization agreement, including the reduction of the overcollateralization requirement;

partially offset by:

•	a $22.1 million increase in cash used for the repurchase and retirement of common stock; and

•	a $6.9 million increase in dividends paid to stockholders for the six months ended June 30, 2015, compared with the same period in 2014.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2015 and 2014 approximated $64.2 million and $47.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $134 million for fiscal year 2015, including $19 million related to the development of a Chicago-based ADESA whole car auction facility. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites that are at capacity. In April 2015, the Company announced the development of a whole car auction facility named ADESA Chicago. The Company expects the cost of this greenfield development to be approximately $30 million to $35 million over the next two years, with an estimated $19 million of capital expenditures for fiscal year 2015. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.27 per share in 2015 using cash flow from operations, representing an annualized dividend of $1.08 per share. The following dividend information has been released for 2015:

•	On November 4, 2014, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2015, to stockholders of record at the close of business on December 29, 2014.

•	On February 17, 2015, the Company announced a cash dividend of $0.27 per share that was paid on April 2, 2015, to stockholders of record at the close of business on March 25, 2015.

•	On May 5, 2015, the Company announced a cash dividend of $0.27 per share that was paid on July 2, 2015, to stockholders of record at the close of business on June 24, 2015.

•	On August 3, 2015, the Company announced a cash dividend of $0.27 per share that is payable on October 1, 2015, to stockholders of record at the close of business on September 23, 2015.
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
Acquisitions
In March 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. This acquisition bolsters ADESA’s presence in the eastern region and complements its current buyer base.

In April 2015, ADESA purchased all of the equity interests in MobileTrac LLC (“MobileTrac”). MobileTrac provides retail and wholesale car buyers with instaVIN’s vehicle history reports as well as the instaLEAD and instaDEAL technology through which automotive dealers can attract and structure retail transactions with consumers online. MobileTrac enhances KAR’s portfolio of service offerings to its customers.

In May 2015, AutoVIN, a subsidiary of ADESA, completed the acquisition of the vehicle inspection business from DataScan Field Services (“DataScan”). DataScan utilizes Internet-based technology to perform vehicle inspection services for major auto manufacturers, financial institutions, leasing companies and warranty companies. The network’s broad geographical reach in the U.S. and Canada will provide expanded coverage for inspection customers, and the acquisition also brings new offerings to the AutoVIN portfolio, including warranty claim inspections, certified pre-owned audits and physical damage appraisals.

In May 2015, ADESA purchased all of the issued and outstanding membership interests in AutoNiq, LLC (“AutoNiq”). AutoNiq provides real-time information such as vehicle pricing, history reports and market guides to dealers. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. AutoNiq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States. AutoNiq enhances KAR’s portfolio of service offerings to its customers.

In June 2015, ADESA (UK) Limited completed the acquisition of HBC Vehicle Services (“HBC”), which specializes in salvage vehicle auctions and related services and is headquartered in Canvey Island, England. HBC provides salvage collection and disposal services for the UK’s top insurance, fleet and accident management companies. HBC conducts business using a variety of sales channels, including online auctions.

Certain of the purchase agreements included contingent payments related to financial results subsequent to the purchase date. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships, tradenames, software, inventory, and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first six months of 2015, net of cash acquired, was approximately $124.7 million, which includes estimated contingent payments with a fair value of $9.6 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $18.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.0 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and final valuation results. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $90.0 million. The goodwill is recorded in the ADESA Auctions and IAA reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases were summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there have been no material changes to the contractual obligations of the Company; however, we noted the following:

•
In the second quarter of 2015, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $0.9 million and $1.5 million of Term Loan B-1 and Term Loan B-2, respectively.

•
In July 2015, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $1.3 million and $2.2 million of Term Loan B-1 and Term Loan B-2, respectively.

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

Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle, is effective for fiscal years beginning after December 15, 2015 and will require retrospective application. We do not expect the adoption of ASU 2015-03 will have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian, United Kingdom or Mexican exchange rates. Canadian currency translation negatively affected net income by approximately $2.2 million and $3.6 million for the three and six months ended June 30, 2015, respectively. A 1% change in the average Canadian exchange rate for the three and six months ended June 30, 2015 would have impacted net income by approximately $0.2 million and $0.3 million, respectively. Currency exposure of our United Kingdom and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2015 would have resulted in an increase in interest expense of approximately $2.6 million and $5.4 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	105,000	$38.00	105,000	$285.3
May 1 - May 31	100,000	37.41	100,000	281.6
June 1 - June 30	110,000	38.07	110,000	277.4
Total	315,000	$37.84	315,000

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

KAR Auction Services, Inc.
(Registrant)

Date: August 4, 2015	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.11	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13	^
Sixth Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
							X

10.14	^	Third Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada					X

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.25a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29a	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.29b	*	Form of 2015 Restricted Stock Unit Award Agreement for non-Section 16 Officers	10-Q	001-34568	10.29b	5/6/2015

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.30	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

10.32	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.