Form 10-Q
period 2015-09-30
KAR Auction Services, Inc.
filed 2015-11-05
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2015, 137,534,892 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues
ADESA Auction Services	$351.4	$308.1	$1,024.4	$908.0
IAA Salvage Services	246.2	217.5	732.8	666.3
AFC	69.1	63.5	200.2	184.2
Total operating revenues	666.7	589.1	1,957.4	1,758.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	378.1	328.0	1,096.7	974.6
Selling, general and administrative	128.5	116.5	373.5	357.6
Depreciation and amortization	54.1	48.9	156.8	145.3
Total operating expenses	560.7	493.4	1,627.0	1,477.5
Operating profit	106.0	95.7	330.4	281.0
Interest expense	24.4	20.3	67.2	65.3
Other income, net	(0.3)	(0.5)	(2.1)	(1.9)
Loss on extinguishment of debt	—	—	—	30.3
Income before income taxes	81.9	75.9	265.3	187.3
Income taxes	29.6	28.4	99.0	68.3
Net income	$52.3	$47.5	$166.3	$119.0
Net income per share
Basic	$0.37	$0.34	$1.18	$0.85
Diluted	$0.37	$0.33	$1.16	$0.84
Dividends declared per common share	$0.27	$0.25	$0.81	$0.75

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$52.3	$47.5	$166.3	$119.0
Other comprehensive loss
Foreign currency translation loss	(14.2)	(10.8)	(29.4)	(11.4)
Comprehensive income	$38.1	$36.7	$136.9	$107.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$125.3	$152.9
Restricted cash	15.0	17.0
Trade receivables, net of allowances of $6.7 and $6.3	562.0	401.2
Finance receivables, net of allowances $8.8 and $8.0	1,520.8	1,363.1
Deferred income tax assets	41.0	41.0
Other current assets	120.2	99.7
Total current assets	2,384.3	2,074.9
Other assets
Goodwill	1,793.8	1,705.2
Customer relationships, net of accumulated amortization of $601.8 and $551.1	438.0	484.4
Other intangible assets, net of accumulated amortization of $242.4 and $221.2	306.4	306.2
Unamortized debt issuance costs	22.2	16.7
Other assets	34.7	36.2
Total other assets	2,595.1	2,548.7
Property and equipment, net of accumulated depreciation of $552.7 and $507.2	747.1	727.9
Total assets	$5,726.5	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$627.6	$471.7
Accrued employee benefits and compensation expenses	78.1	77.6
Accrued interest	0.8	0.3
Other accrued expenses	124.1	114.4
Income taxes payable	12.5	5.5
Dividends payable	37.1	38.2
Obligations collateralized by finance receivables	1,122.9	865.2
Current maturities of long-term debt	144.5	17.7
Total current liabilities	2,147.6	1,590.6
Non-current liabilities
Long-term debt	1,723.6	1,736.6
Deferred income tax liabilities	322.2	333.4
Other liabilities	156.1	143.8
Total non-current liabilities	2,201.9	2,213.8
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2015: 137,482,040
December 31, 2014: 141,316,444	1.4	1.4
Additional paid-in capital	1,400.4	1,593.7
Retained earnings (accumulated deficit)	6.2	(46.4)
Accumulated other comprehensive loss	(31.0)	(1.6)
Total stockholders' equity	1,377.0	1,547.1
Total liabilities and stockholders' equity	$5,726.5	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2014	141.3	$1.4	$1,593.7	$(46.4)	$(1.6)	$1,547.1
Net income				166.3		166.3
Other comprehensive loss					(29.4)	(29.4)
Issuance of common stock under stock plans	1.5		18.8			18.8
Stock-based compensation expense			9.0			9.0
Excess tax benefit from stock-based compensation			6.5			6.5
Repurchase and retirement of common stock	(5.3)		(227.6)			(227.6)
Cash dividends declared to stockholders ($0.81 per share)				(113.7)		(113.7)
Balance at September 30, 2015	137.5	$1.4	$1,400.4	$6.2	$(31.0)	$1,377.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$166.3	$119.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.8	145.3
Provision for credit losses	12.4	12.0
Deferred income taxes	(14.4)	(28.7)
Amortization of debt issuance costs	5.3	5.9
Stock-based compensation	9.0	26.5
Excess tax benefit from stock-based compensation	(6.5)	(3.2)
Loss (gain) on disposal of fixed assets	1.3	(0.1)
Loss on extinguishment of debt	—	30.3
Other non-cash, net	2.8	2.4
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(164.0)	(89.2)
Accounts payable and accrued expenses	146.4	107.5
Net cash provided by operating activities	315.4	327.7
Investing activities
Net increase in finance receivables held for investment	(177.1)	(191.6)
Acquisition of businesses, net of cash acquired	(115.2)	(30.9)
Purchases of property, equipment and computer software	(92.3)	(70.3)
Proceeds from the sale of property and equipment	0.1	0.1
Decrease in restricted cash	2.0	2.6
Net cash used by investing activities	(382.5)	(290.1)
Financing activities
Net increase in book overdrafts	18.1	22.2
Net increase in borrowings from lines of credit	130.5	—
Net increase in obligations collateralized by finance receivables	268.2	90.3
Proceeds from long-term debt	—	1,767.2
Payments for debt issuance costs/amendments	(10.9)	(11.7)
Payments on long-term debt	(16.9)	(1,782.2)
Payments on capital leases	(14.9)	(14.3)
Payments of contingent consideration and deferred acquisition costs	(1.2)	(0.2)
Initial net investment for interest rate caps	(2.2)	—
Issuance of common stock under stock plans	18.8	20.9
Excess tax benefit from stock-based compensation	6.5	3.2
Repurchase and retirement of common stock	(227.6)	—
Dividends paid to stockholders	(114.8)	(104.7)
Net cash provided by (used by) financing activities	53.6	(9.3)
Effect of exchange rate changes on cash	(14.1)	(5.0)
Net (decrease) increase in cash and cash equivalents	(27.6)	23.3
Cash and cash equivalents at beginning of period	152.9	191.6
Cash and cash equivalents at end of period	$125.3	$214.9
Cash paid for interest	$58.2	$57.3
Cash paid for taxes, net of refunds	$102.0	$79.4
See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
September 30, 2015 (Unaudited)
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

•
"Credit Facility" refers to the three-year senior secured term loan B-1 facility ("Term Loan B-1"), the seven-year senior secured term loan B-2 facility ("Term Loan B-2") and the $250 million, five-year senior secured revolving credit facility (the "revolving credit facility"), the terms of which are set forth in the Credit Agreement;

•
"Original Credit Facility" refers to the six-year senior secured term loan facility ("Term Loan B") and the $250 million, five-year senior secured revolving credit facility, the terms of which are set forth in the Original Credit Agreement;

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services ("HBC"); and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of September 30, 2015, we have a North American network of 66 ADESA whole car auction sites and 171 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. IAA also includes HBC Vehicle Services, which operates from 10 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
September 30, 2015 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 117 locations throughout the United States and Canada as of September 30, 2015. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 18, 2015. The 2014 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by U.S. GAAP for annual financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle, is effective for fiscal years beginning after December 15, 2015 and will require retrospective application. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which were not addressed in ASU 2015-03. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. We do not expect the adoption of these ASUs will have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Note 2—Acquisitions
In March 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. This acquisition bolsters ADESA’s presence in the eastern region and complements its current buyer base.

In April 2015, ADESA purchased all of the equity interests in MobileTrac LLC (“MobileTrac”). MobileTrac provides retail and wholesale car buyers with instaVIN’s vehicle history reports as well as the instaLEAD and instaDEAL technology through which automotive dealers can attract and structure retail transactions with consumers online. MobileTrac enhances the Company’s portfolio of service offerings to its customers.

In May 2015, AutoVIN, a subsidiary of ADESA, completed the acquisition of the vehicle inspection business from DataScan Field Services. AutoVIN utilizes Internet-based technology to perform vehicle inspection services for major auto manufacturers, financial institutions, leasing companies and warranty companies. The network’s broad geographical reach in the U.S. and Canada will provide expanded coverage for inspection customers, and the acquisition also brings new offerings to the AutoVIN portfolio, including warranty claim inspections, certified pre-owned audits and physical damage appraisals.

In May 2015, ADESA purchased all of the issued and outstanding membership interests in AutoNiq, LLC (“AutoNiq”). AutoNiq provides real-time information such as vehicle pricing, history reports and market guides to dealers. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. AutoNiq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States. AutoNiq enhances the Company’s portfolio of service offerings to its customers.

In June 2015, ADESA (UK) Limited completed the acquisition of HBC, which specializes in salvage vehicle auctions and related services and is headquartered in Canvey Island, England. HBC provides salvage collection and disposal services for the UK’s top insurance, fleet and accident management companies. HBC conducts business using a variety of sales channels, including online auctions.

Certain of the purchase agreements included contingent payments related to financial results subsequent to the purchase date. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships, tradenames, software, inventory and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first nine months of 2015, net of cash acquired, was approximately $124.8 million, which included estimated contingent payments with a fair value of $9.6 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $18.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $31.6 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and final valuation results. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $89.6 million. The goodwill is recorded in the ADESA Auctions and IAA reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

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
In the first nine months of 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. In addition, approximately 0.2 million RSUs were granted to certain executive officers and management of the Company. The RSUs vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $37.03 and $37.04, respectively, which was the average closing price of the Company's common stock on the dates of grant.
The total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $1.2 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $9.6 million for the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service options	$0.8	$1.0	$2.6	$2.9
Exit options	—	3.8	—	21.1
PRSUs	1.7	0.9	4.6	2.5
RSUs	0.7	—	1.8	—
Total stock-based compensation expense	$3.2	$5.7	$9.0	$26.5
In March 2015, the vesting criteria for the final 25% of the exit options granted under the KAR Auction Services, Inc. Stock Incentive Plan and the Omnibus Plan was met and as such, the final 25% of the outstanding exit options became exercisable. As of December 31, 2014, all of the compensation expense related to the exit options was recognized.
Share Repurchase Program
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. As of September 30, 2015, we had repurchased and retired a total of 744,900 shares of common stock in the open market at a weighted average price of $37.04 per share.
In August 2015, as part of the authorized program to repurchase common stock noted above, the Company entered into an accelerated share repurchase agreement under which it paid $200 million for an initial delivery of approximately 4.6 million shares of its common stock. The initial delivery of shares represented 90% of the shares anticipated to be repurchased based on current market prices at that time. The initial delivery of shares also resulted in an immediate reduction in the number of shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share. The actual number of shares repurchased will be determined upon completion of the program, which is expected to occur by February 19, 2016.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$52.3	$47.5	$166.3	$119.0
Weighted average common shares outstanding	139.6	140.6	140.9	140.0
Effect of dilutive stock options and restricted stock awards	2.2	1.7	2.3	1.4
Weighted average common shares outstanding and potential common shares	141.8	142.3	143.2	141.4
Net income per share
Basic	$0.37	$0.34	$1.18	$0.85
Diluted	$0.37	$0.33	$1.16	$0.84
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options and approximately 0.5 million options were excluded from the calculation of diluted net income per share for the three months ended September 30, 2015 and 2014, respectively, and no options and approximately 0.5 million options were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2015 and 2014, respectively. In addition, approximately 0.3 million and approximately 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended September 30, 2015 and 2014, respectively, and approximately 0.3 million and approximately 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2015 and 2014, respectively. Total options outstanding at September 30, 2015 and 2014 were 4.3 million and 6.5 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.15 billion for U.S. finance receivables at September 30, 2015.
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
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at September 30, 2015. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date from June 30, 2016 to June 29, 2018. In addition, the definition of eligible receivables was expanded. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2015		Net Credit Losses Three Months Ended September 30, 2015	Net Credit Losses Nine Months Ended September 30, 2015
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,524.6	$6.8	$2.4	$9.7
Other loans	5.0	—	—	—
Total receivables managed	$1,529.6	$6.8	$2.4	$9.7

	December 31, 2014		Net Credit Losses Three Months Ended September 30, 2014	Net Credit Losses Nine Months Ended September 30, 2014
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,365.1	$4.2	$3.3	$9.6
Other loans	6.0	—	—	—
Total receivables managed	$1,371.1	$4.2	$3.3	$9.6

AFC's allowance for losses was $8.8 million and $8.0 million at September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, $1,516.8 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,122.9 million and $865.2 million of obligations collateralized by finance receivables at September 30, 2015 and December 31, 2014, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2015, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate		Maturity	September 30, 2015	December 31, 2014
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$638.9	$645.1
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,100.9	1,111.6
Revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	130.5	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,870.3	1,756.7
Unamortized debt discount				(2.2)	(2.4)
Current portion of long-term debt				(144.5)	(17.7)
Long-term debt				$1,723.6	$1,736.6
Credit Facility
On March 11, 2014, we repaid all principal outstanding and interest due under the Original Credit Agreement and established a three-year senior secured term loan facility ("Term Loan B-1"), a seven-year senior secured term loan facility ("Term Loan B-2") and a $250 million, five-year senior secured revolving credit facility (the "revolving credit facility"), the terms of which are set forth in the Amended and Restated Credit Agreement, dated as of March 11, 2014. The terms in the Credit Agreement supersede the terms of the Original Credit Agreement. No early termination penalties were incurred by the Company in connection with the refinancing; however, we incurred a non-cash loss on the extinguishment of debt under the Original Credit Agreement of $30.3 million in the first quarter of 2014.
The Credit Facility is available for letters of credit, working capital and general corporate purposes. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-1 and Term Loan B-2 were 2.88% and 3.50% at September 30, 2015, respectively.
The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $3.9 million and $6.6 million of Term Loan B-1 and Term Loan B-2, respectively, in the first nine months of 2015. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at September 30, 2015.
On September 30, 2015, $130.5 million was drawn on the revolving credit facility and there were no borrowings on the revolving credit facility at December 31, 2014. In addition, we had related outstanding letters of credit in the aggregate amount of $28.6 million and $25.1 million at September 30, 2015 and December 31, 2014, respectively, which reduce the amount available for borrowings under the revolving credit facility. The $130.5 million of outstanding borrowings under the revolving

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

credit facility have been classified as current debt as the Company intends to repay the outstanding borrowings within the next twelve months.
Fair Value of Debt
As of September 30, 2015, the estimated fair value of our long-term debt amounted to $1,864.3 million. The estimates of fair value were based on broker-dealer quotes for our debt as of September 30, 2015. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

•
In August 2015, we purchased three interest rate caps for an aggregate amount of approximately $1.5 million with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR (i) exceeds 2.0% between August 19, 2015 (the effective date) and September 29, 2016 and (ii) exceeds 1.75% between September 30, 2016 and August 19, 2017 (the maturity date).

•
In April 2015, we purchased two interest rate caps for an aggregate amount of approximately $0.7 million with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.5%. The interest rate cap agreements each had an effective date of April 16, 2015 and each matures on March 31, 2017.

•
In August 2013, we purchased four interest rate caps for an aggregate amount of approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Credit Facility if/when three-month LIBOR exceeded 1.0%. The interest rate cap agreements each matured on August 16, 2015.

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

Asset Derivatives
	September 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2015 Interest rate caps	Other assets	$0.8	Other assets	N/A
2013 Interest rate caps	Other assets	N/A	Other assets	$—
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments		2015	2014	2015	2014
2015 Interest rate caps	Interest expense	$(1.3)	N/A	$(1.5)	N/A
2013 Interest rate caps	Interest expense	—	$—	—	$(0.7)
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
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Foreign currency translation loss	$(31.2)	$(1.8)
Unrealized gain on postretirement benefit obligation, net of tax	0.2	0.2
Accumulated other comprehensive loss	$(31.0)	$(1.6)
Note 10—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into three operating segments: ADESA Auctions, IAA and AFC, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Beginning in June 2015, the IAA segment includes HBC, which operates salvage vehicle auctions and related services in the United Kingdom.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$351.4	$246.2	$69.1	$—	$666.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	199.2	158.9	20.0	—	378.1
Selling, general and administrative	71.3	25.6	7.0	24.6	128.5
Depreciation and amortization	22.3	20.1	7.7	4.0	54.1
Total operating expenses	292.8	204.6	34.7	28.6	560.7
Operating profit (loss)	58.6	41.6	34.4	(28.6)	106.0
Interest expense	0.2	—	6.6	17.6	24.4
Other (income) expense, net	(1.2)	0.7	—	0.2	(0.3)
Intercompany expense (income)	14.0	9.6	(7.9)	(15.7)	—
Income (loss) before income taxes	45.6	31.3	35.7	(30.7)	81.9
Income taxes	16.0	11.4	13.6	(11.4)	29.6
Net income (loss)	$29.6	$19.9	$22.1	$(19.3)	$52.3
Total assets	$2,450.4	$1,272.3	$1,931.2	$72.6	$5,726.5
Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$308.1	$217.5	$63.5	$—	$589.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	174.6	135.4	18.0	—	328.0
Selling, general and administrative	64.1	23.5	6.8	22.1	116.5
Depreciation and amortization	19.7	19.1	7.7	2.4	48.9
Total operating expenses	258.4	178.0	32.5	24.5	493.4
Operating profit (loss)	49.7	39.5	31.0	(24.5)	95.7
Interest expense	0.2	—	4.7	15.4	20.3
Other (income) expense, net	(0.5)	(0.2)	—	0.2	(0.5)
Intercompany expense (income)	14.3	9.6	(5.8)	(18.1)	—
Income (loss) before income taxes	35.7	30.1	32.1	(22.0)	75.9
Income taxes	13.4	11.0	12.1	(8.1)	28.4
Net income (loss)	$22.3	$19.1	$20.0	$(13.9)	$47.5
Total assets	$2,388.5	$1,208.2	$1,708.7	$65.0	$5,370.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2015 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,024.4	$732.8	$200.2	$—	$1,957.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	578.1	460.6	58.0	—	1,096.7
Selling, general and administrative	207.3	72.6	21.0	72.6	373.5
Depreciation and amortization	63.8	59.1	23.2	10.7	156.8
Total operating expenses	849.2	592.3	102.2	83.3	1,627.0
Operating profit (loss)	175.2	140.5	98.0	(83.3)	330.4
Interest expense	0.6	—	17.2	49.4	67.2
Other (income) expense, net	(1.5)	0.9	(1.5)	—	(2.1)
Intercompany expense (income)	43.6	28.8	(17.4)	(55.0)	—
Income (loss) before income taxes	132.5	110.8	99.7	(77.7)	265.3
Income taxes	48.4	41.3	37.9	(28.6)	99.0
Net income (loss)	$84.1	$69.5	$61.8	$(49.1)	$166.3

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$908.0	$666.3	$184.2	$—	$1,758.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	512.5	410.3	51.8	—	974.6
Selling, general and administrative	196.7	73.6	22.1	65.2	357.6
Depreciation and amortization	59.0	56.6	22.7	7.0	145.3
Total operating expenses	768.2	540.5	96.6	72.2	1,477.5
Operating profit (loss)	139.8	125.8	87.6	(72.2)	281.0
Interest expense	0.7	0.2	13.8	50.6	65.3
Other income, net	(1.4)	(0.5)	—	—	(1.9)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	42.3	28.9	(17.6)	(53.6)	—
Income (loss) before income taxes	98.2	97.2	91.4	(99.5)	187.3
Income taxes	35.7	36.0	34.7	(38.1)	68.3
Net income (loss)	$62.5	$61.2	$56.7	$(61.4)	$119.0

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 171 salvage vehicle auction sites in the United States and Canada at September 30, 2015. IAA also includes HBC Vehicle Services ("HBC"), which operates from 10 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2015, AFC conducted business at 117 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
We estimate that used vehicle auction volumes in North America, including online only volumes, will be approximately 9.6 million units in 2015, approximately 10 million units in 2016 and over 10 million units in 2017. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2014 Annual Review and management estimates. The anticipated improvement is the result of more off-lease, repossessed, rental and dealer consignment vehicles entering the market.
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
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, as the industry is experiencing now, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For example, the average price per ton of crushed auto bodies has decreased from $312 in December 2013 to $198 in December 2014 to $124 in September 2015. This slide in the price of crushed auto bodies has had an adverse impact on the value of salvage vehicles being sold in the salvage auction industry.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has consolidated from approximately 36,000 dealers in 2009 to about 35,000 dealers in 2014. During this time, AFC's North American dealer base grew from over 9,700 dealers in 2009 to over 13,700 dealers in 2014 and loan transactions, which includes both loans paid off and loans curtailed, grew from approximately 800,000 in 2009 to approximately 1,445,000 in 2014. With this increased activity, AFC is experiencing increased competition.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at September 30, 2015.

Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, the availability and quality of salvage vehicles, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. In addition, mild weather conditions and decreases in traffic volume can each lead to a decline in the available supply of salvage vehicles because fewer traffic accidents occur, resulting in fewer damaged vehicles overall. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$351.4	$308.1
IAA	246.2	217.5
AFC	69.1	63.5
Total revenues	666.7	589.1
Cost of services*	378.1	328.0
Gross profit*	288.6	261.1
Selling, general and administrative	128.5	116.5
Depreciation and amortization	54.1	48.9
Operating profit	106.0	95.7
Interest expense	24.4	20.3
Other income, net	(0.3)	(0.5)
Income before income taxes	81.9	75.9
Income taxes	29.6	28.4
Net income	$52.3	$47.5
Net income per share
Basic	$0.37	$0.34
Diluted	$0.37	$0.33

* Exclusive of depreciation and amortization

Revenue
For the three months ended September 30, 2015, we had revenue of $666.7 million compared with revenue of $589.1 million for the three months ended September 30, 2014, an increase of 13%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.2 million, or 11%, to $54.1 million for the three months ended September 30, 2015, compared with $48.9 million for the three months ended September 30, 2014. The increase in depreciation and amortization was primarily the result of acquired assets as well as certain assets placed in service over the last twelve months.
Interest Expense
Interest expense increased $4.1 million, or 20%, to $24.4 million for the three months ended September 30, 2015, compared with $20.3 million for the three months ended September 30, 2014. The increase was primarily attributable to an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase in interest expense was also attributable to the change in fair value of our interest caps, as well as interest expense associated with the increased use of the revolving credit facility to support the accelerated share repurchase program.
Income Taxes
We had an effective tax rate of 36.1% for the three months ended September 30, 2015, compared with an effective tax rate of 37.4% for the three months ended September 30, 2014. Excluding the effect of the discrete items, our effective tax rate for the three months ended September 30, 2015 and 2014 would have been 37.7% and 38.2%, respectively.

Impact of Foreign Currency
The strengthening of the U.S. dollar has had a significant impact on the reporting of our Canadian operations in U.S. dollars. For the three months ended September 30, 2015, fluctuations in the Canadian exchange rate decreased revenue by $15.2 million, operating profit by $5.4 million, net income by $3.0 million and net income per diluted share by $0.02.
ADESA Results

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
ADESA revenue	$351.4	$308.1
Cost of services*	199.2	174.6
Gross profit*	152.2	133.5
Selling, general and administrative	71.3	64.1
Depreciation and amortization	22.3	19.7
Operating profit	$58.6	$49.7

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $43.3 million, or 14%, to $351.4 million for the three months ended September 30, 2015, compared with $308.1 million for the three months ended September 30, 2014. The increase in revenue was primarily a result of a 15% increase in the number of vehicles sold, partially offset by a 1% decrease in revenue per vehicle sold, which included the impact of a decrease in revenues of $11.3 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 10% increase in dealer consignment units sold for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. Online sales volume for ADESA represented approximately 38% of the total vehicles sold in the third quarter of 2015, compared with approximately 36% in the third quarter of 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 146,000 and 120,000 vehicles through its online only offerings in the third quarter of 2015 and 2014, respectively, of which approximately 90,000 and 80,000 represented vehicle sales to grounding dealers in the third quarter of 2015 and 2014, respectively. For the three months ended September 30, 2015, dealer consignment vehicles represented approximately 52% of used vehicles sold at ADESA physical auction locations, compared with approximately 53% for the three months ended September 30, 2014. Vehicles sold at physical auction locations increased 13% in the third quarter of 2015, compared with the third quarter of 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 56.9% for the three months ended September 30, 2015, compared with 54.5% for the three months ended September 30, 2014.
Total revenue per vehicle sold decreased to approximately $561 for the three months ended September 30, 2015, compared with approximately $565 for the three months ended September 30, 2014, and included the impact of a decrease in revenue per vehicle sold of $18 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased to $699 for the three months ended September 30, 2015, from $697 for the three months ended September 30, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from AutoVIN, MobileTrac and AutoNiq, partially offset by a decrease in physical auction revenue per vehicle sold of $22 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $13 to $110 for the three months ended September 30, 2015, compared with $97 for the three months ended September 30, 2014. The increase in online only auction revenue per vehicle sold was attributable to an increase in fees per car sold, primarily due to an increase in the number of cars sold in open sales, partially offset by a decrease in online only auction revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate. The revenue per vehicle sold in an open online only auction is greater than the revenue per vehicle sold in closed sales.

Gross Profit
For the three months ended September 30, 2015, gross profit for ADESA increased $18.7 million, or 14%, to $152.2 million, compared with $133.5 million for the three months ended September 30, 2014. Gross profit for ADESA was 43.3% of revenue for the three months ended September 30, 2015 and 2014. The increase in gross profit for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, was primarily the result of the increase in vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $7.2 million, or 11%, to $71.3 million for the three months ended September 30, 2015, compared with $64.1 million for the three months ended September 30, 2014, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $3.0 million, compensation expense of $2.5 million, marketing expenses of $1.3 million, incentive-based compensation expense of $1.2 million, the loss on disposal of certain assets of $1.2 million, as well as increases in travel and telecom expenses, partially offset by fluctuations in the Canadian exchange rate of $2.1 million and a decrease in stock-based compensation expense of $1.4 million.
IAA Results

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
IAA revenue	$246.2	$217.5
Cost of services*	158.9	135.4
Gross profit*	87.3	82.1
Selling, general and administrative	25.6	23.5
Depreciation and amortization	20.1	19.1
Operating profit	$41.6	$39.5

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $28.7 million, or 13%, to $246.2 million for the three months ended September 30, 2015, compared with $217.5 million for the three months ended September 30, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 16% for the three months ended September 30, 2015, partially offset by a 3% decrease in revenue per vehicle sold, which included the impact of a decrease in revenues of $3.1 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices due to a decrease in scrap prices and the impact of a strong U.S. dollar. IAA's total loss vehicle inventory increased approximately 20% at September 30, 2015, as compared to September 30, 2014. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the three months ended September 30, 2015, compared with approximately 6% for the three months ended September 30, 2014. The 1% increase in vehicles sold under purchase agreements is representative of vehicles sold by HBC. Online sales volumes for IAA for the three months ended September 30, 2015 and 2014 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended September 30, 2015, gross profit at IAA increased to $87.3 million, or 35.5% of revenue, compared with $82.1 million, or 37.7% of revenue, for the three months ended September 30, 2014. The increase in gross profit was mainly attributable to a 13% increase in revenue, partially offset by a 17% increase in cost of services related to purchase contracts and volume growth. For the three months ended September 30, 2015, HBC had revenue of approximately $9.8 million and cost of services of approximately $9.1 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 1.2% decrease in IAA's gross profit margin percentage for the three months ended September 30, 2015. In addition, the reduction in gross profit on North American purchase contract vehicles accounted for a 0.4% decrease in IAA's gross profit margin percentage for the three months ended September 30, 2015.

Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $2.1 million, or 9%, to $25.6 million for the three months ended September 30, 2015, compared with $23.5 million for the three months ended September 30, 2014. The increase in selling, general and administrative expenses was primarily attributable to increases in telecom costs of $1.0 million, compensation expense of $0.9 million and the inclusion of expenses associated with HBC of $0.8 million, partially offset by a decrease in stock-based compensation expense of $0.8 million.
AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$60.3	$56.9
Other revenue	4.4	3.2
Provision for credit losses	(2.7)	(3.3)
Other service revenue	7.1	6.7
Total AFC revenue	69.1	63.5
Cost of services*	20.0	18.0
Gross profit*	49.1	45.5
Selling, general and administrative	7.0	6.8
Depreciation and amortization	7.7	7.7
Operating profit	$34.4	$31.0
Loan transactions	405,116	358,800
Revenue per loan transaction, excluding "Other service revenue"	$153	$158

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2015, AFC revenue increased $5.6 million, or 9%, to $69.1 million, compared with $63.5 million for the three months ended September 30, 2014. The increase in revenue was the result of a 13% increase in loan transactions and an increase of 6% in "Other service revenue" generated by PWI, partially offset by a 3% decrease in revenue per loan transaction for the three months ended September 30, 2015, which included the impact of a decrease in revenues of $0.8 million, or $2 per loan transaction, due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,529.6 million at September 30, 2015 from $1,285.3 million at September 30, 2014.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $5, or 3%, primarily as a result of a decrease in fee income, as well as fluctuations in the Canadian exchange rate, partially offset by a decrease in the provision for credit losses and increases in average portfolio duration, other revenue and average loan values. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended September 30, 2015, gross profit for the AFC segment increased $3.6 million, or 8%, to $49.1 million, or 71.1% of revenue, compared with $45.5 million, or 71.7% of revenue, for the three months ended September 30, 2014, primarily as a result of a 9% increase in revenue, partially offset by an 11% increase in cost of services. The floorplan lending business gross profit margin percentage decreased from 78.2% to 77.4% as a result of lower revenue per loan transaction and increased compensation expense. The gross profit margin percentage in the warranty service contract business was approximately 15%.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.2 million, or 3%, to $7.0 million for the three months ended September 30, 2015, compared with $6.8 million for the three months ended September 30, 2014. The increase was primarily attributable to increases in expenses associated with PWI's expansion into new markets and compensation expense, partially offset by a decrease in stock-based compensation expense.
Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2015	2014
Selling, general and administrative	$24.6	$22.1
Depreciation and amortization	4.0	2.4
Operating loss	$(28.6)	$(24.5)
Selling, General and Administrative
For the three months ended September 30, 2015, selling, general and administrative expenses at the holding company increased $2.5 million, or 11%, to $24.6 million, compared with $22.1 million for the three months ended September 30, 2014, primarily as a result of increases in professional fees of $0.8 million, other employee related expenses of $0.7 million, compensation expense and other miscellaneous expenses.
Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$1,024.4	$908.0
IAA	732.8	666.3
AFC	200.2	184.2
Total revenues	1,957.4	1,758.5
Cost of services*	1,096.7	974.6
Gross profit*	860.7	783.9
Selling, general and administrative	373.5	357.6
Depreciation and amortization	156.8	145.3
Operating profit	330.4	281.0
Interest expense	67.2	65.3
Other income, net	(2.1)	(1.9)
Loss on extinguishment of debt	—	30.3
Income before income taxes	265.3	187.3
Income taxes	99.0	68.3
Net income	$166.3	$119.0
Net income per share
Basic	$1.18	$0.85
Diluted	$1.16	$0.84

* Exclusive of depreciation and amortization

Revenue
For the nine months ended September 30, 2015, we had revenue of $1,957.4 million compared with revenue of $1,758.5 million for the nine months ended September 30, 2014, an increase of 11%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization increased $11.5 million, or 8%, to $156.8 million for the nine months ended September 30, 2015, compared with $145.3 million for the nine months ended September 30, 2014. The increase in depreciation and amortization was primarily the result of acquired assets as well as certain assets placed in service over the last twelve months.
Interest Expense
Interest expense increased $1.9 million, or 3%, to $67.2 million for the nine months ended September 30, 2015, compared with $65.3 million for the nine months ended September 30, 2014. The increase was primarily attributable to an increase in interest expense at AFC, which resulted from an increase in the average U.S. portfolio financed for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase in interest expense was also attributable to interest expense associated with the increased use of the revolving credit facility in the third quarter of 2015, partially offset by a decrease in interest on term loan debt associated with the March 2014 debt refinancing.
Loss on Extinguishment of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pre-tax charge resulting from the write-off of unamortized debt discount associated with the term loan and unamortized debt issue costs associated with the term loan and the revolving credit facility.
Income Taxes
We had an effective tax rate of 37.3% for the nine months ended September 30, 2015, compared with an effective tax rate of 36.5% for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $2.8 million. Excluding the effect of the discrete items, our effective tax rate for the nine months ended September 30, 2015 and 2014 would have been 37.7% and 38.2%, respectively.
Impact of Foreign Currency
The strengthening of the U.S. dollar has had a significant impact on the reporting of our Canadian operations in U.S. dollars. For the nine months ended September 30, 2015, fluctuations in the Canadian exchange rate decreased revenue by $34.9 million, operating profit by $11.8 million, net income by $6.5 million and net income per diluted share by $0.05.
ADESA Results

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
ADESA revenue	$1,024.4	$908.0
Cost of services*	578.1	512.5
Gross profit*	446.3	395.5
Selling, general and administrative	207.3	196.7
Depreciation and amortization	63.8	59.0
Operating profit	$175.2	$139.8

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $116.4 million, or 13%, to $1,024.4 million for the nine months ended September 30, 2015, compared with $908.0 million for the nine months ended September 30, 2014. The increase in revenue was primarily a result of a 12% increase in the number of vehicles sold, as well as a 1% increase in revenue per vehicle sold, which included the impact of a decrease in revenues of $25.2 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 6% increase in dealer consignment units sold for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Online sales volume for ADESA represented approximately 40% of the total vehicles sold in the first nine months of 2015, compared with approximately 38% in the first nine months of 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location

(upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 440,000 and 381,000 vehicles through its online only offerings in the first nine months of 2015 and 2014, respectively, of which approximately 272,000 and 240,000 represented vehicle sales to grounding dealers in the first nine months of 2015 and 2014, respectively. For the nine months ended September 30, 2015, dealer consignment vehicles represented approximately 50% of used vehicles sold at ADESA physical auction locations, compared with approximately 52% for the nine months ended September 30, 2014. Vehicles sold at physical auction locations increased 11% in the first nine months of 2015, compared with the first nine months of 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 59.0% for the nine months ended September 30, 2015, compared with 58.7% for the nine months ended September 30, 2014.
Total revenue per vehicle sold increased to approximately $551 for the nine months ended September 30, 2015, compared with approximately $548 for the nine months ended September 30, 2014, and included the impact of a decrease in revenue per vehicle sold of $14 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased $9, or 1%, to $689 for the nine months ended September 30, 2015, compared with $680 for the nine months ended September 30, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from AutoVIN, MobileTrac and AutoNiq, partially offset by a decrease in physical auction revenue per vehicle sold of $17 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $2 to $105 for the nine months ended September 30, 2015, compared with $103 for the nine months ended September 30, 2014. The increase in online only auction revenue per vehicle sold was attributable to an increase in fees per car sold, primarily due to an increase in the number of cars sold in closed sales to non-grounding dealers, as well as an increase in the number of cars sold in open sales, partially offset by a decrease in online only auction revenue per vehicle sold of $3 due to fluctuations in the Canadian exchange rate.
Gross Profit
For the nine months ended September 30, 2015, gross profit for ADESA increased $50.8 million, or 13%, to $446.3 million, compared with $395.5 million for the nine months ended September 30, 2014. Gross profit for ADESA was 43.6% of revenue for the nine months ended September 30, 2015 and 2014. The increase in gross profit for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, was primarily the result of the increase in vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $10.6 million, or 5%, to $207.3 million for the nine months ended September 30, 2015, compared with $196.7 million for the nine months ended September 30, 2014, primarily due to increases in compensation expense of $6.3 million, selling, general and administrative expenses associated with acquisitions of $4.6 million, marketing expenses of $2.8 million, incentive-based compensation expense of $2.5 million, the loss on disposal of certain assets of $2.1 million, increases in acquisition-related professional fees of $1.9 million, travel expenses of $1.5 million, supply expenses of $1.1 million and other professional fees of $0.9 million, partially offset by a decrease in stock-based compensation expense of $8.9 million and fluctuations in the Canadian exchange rate of $4.5 million.

IAA Results

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
IAA revenue	$732.8	$666.3
Cost of services*	460.6	410.3
Gross profit*	272.2	256.0
Selling, general and administrative	72.6	73.6
Depreciation and amortization	59.1	56.6
Operating profit	$140.5	$125.8

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $66.5 million, or 10%, to $732.8 million for the nine months ended September 30, 2015, compared with $666.3 million for the nine months ended September 30, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 13% for the nine months ended September 30, 2015, partially offset by a 3% decrease in revenue per vehicle sold, which included the impact of a decrease in revenues of $7.9 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices due to a decrease in scrap prices and the impact of a strong U.S. dollar. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the nine months ended September 30, 2015, compared with approximately 6% for the nine months ended September 30, 2014. The 1% increase in vehicles sold under purchase agreements is representative of vehicles sold by HBC. Online sales volumes for IAA for the nine months ended September 30, 2015 and 2014 represented over half of the total vehicles sold by IAA.
Gross Profit
For the nine months ended September 30, 2015, gross profit at IAA increased to $272.2 million, or 37.1% of revenue, compared with $256.0 million, or 38.4% of revenue, for the nine months ended September 30, 2014. The increase in gross profit was mainly attributable to a 10% increase in revenue, partially offset by a 12% increase in cost of services related to purchase contracts and volume growth. For the nine months ended September 30, 2015, HBC had revenue of approximately $14.0 million and cost of services of approximately $13.0 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 0.6% decrease in IAA's gross profit margin percentage for the nine months ended September 30, 2015. In addition, the reduction in gross profit on North American purchase contract vehicles accounted for a 0.5% decrease in IAA's gross profit margin percentage for the nine months ended September 30, 2015.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $1.0 million, or 1%, to $72.6 million for the nine months ended September 30, 2015, compared with $73.6 million for the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses was primarily attributable to decreases in stock-based compensation expense of $5.1 million, non-income based taxes of $0.9 million and bad debt expense of $0.8 million, partially offset by increases in telecom costs of $2.9 million, compensation expense of $1.2 million, the inclusion of expenses associated with HBC of $1.1 million and professional fees of $0.8 million.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$177.8	$166.6
Other revenue	12.1	8.5
Provision for credit losses	(10.5)	(9.6)
Other service revenue	20.8	18.7
Total AFC revenue	200.2	184.2
Cost of services*	58.0	51.8
Gross profit*	142.2	132.4
Selling, general and administrative	21.0	22.1
Depreciation and amortization	23.2	22.7
Operating profit	$98.0	$87.6
Loan transactions	1,198,473	1,071,161
Revenue per loan transaction, excluding "Other service revenue"	$150	$155

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2015, AFC revenue increased $16.0 million, or 9%, to $200.2 million, compared with $184.2 million for the nine months ended September 30, 2014. The increase in revenue was the result of a 12% increase in loan transactions and an increase of 11% in "Other service revenue" generated by PWI, partially offset by a 3% decrease in revenue per loan transaction for the nine months ended September 30, 2015, which included the impact of a decrease in revenues of $1.7 million, or $1 per loan transaction, due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,529.6 million at September 30, 2015 from $1,285.3 million at September 30, 2014.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $5, or 3%, primarily as a result of a decrease in fee income and fluctuations in the Canadian exchange rate, partially offset by increases in average loan values, other revenue and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the nine months ended September 30, 2015, gross profit for the AFC segment increased $9.8 million, or 7%, to $142.2 million, or 71.0% of revenue, compared with $132.4 million, or 71.9% of revenue, for the nine months ended September 30, 2014, primarily as a result of a 9% increase in revenue, partially offset by a 12% increase in cost of services. The floorplan lending business gross profit margin percentage decreased from 78.4% to 77.5% as a result of lower revenue per loan transaction and increased compensation expense. The gross profit margin percentage in the warranty service contract business increased from 13.3% to 15.0% as a result of increased revenue growth and a decreased rate of service contract claims.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.1 million, or 5%, to $21.0 million for the nine months ended September 30, 2015, compared with $22.1 million for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in stock-based compensation expense of $2.6 million, partially offset by increases in compensation expense and expenses associated with PWI.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Selling, general and administrative	$72.6	$65.2
Depreciation and amortization	10.7	7.0
Operating loss	$(83.3)	$(72.2)
Selling, General and Administrative
For the nine months ended September 30, 2015, selling, general and administrative expenses at the holding company increased $7.4 million, or 11%, to $72.6 million, compared with $65.2 million for the nine months ended September 30, 2014, primarily as a result of increases in compensation expense, incentive-based compensation and other employee related benefits of $5.4 million, acquisition-related professional fees of $1.5 million and other professional fees of $0.8 million, partially offset by a decrease in stock-based compensation expense of $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2014
Cash and cash equivalents	$125.3	$152.9	$214.9
Restricted cash	15.0	17.0	16.2
Working capital	236.7	484.3	451.3
Amounts available under Credit Facility*	119.5	250.0	250.0
Cash flow from operations for the nine months ended	315.4		327.7

*
There were related outstanding letters of credit totaling approximately $28.6 million, $25.1 million and $26.4 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end. The significant decrease in working capital from December 31, 2014 to September 30, 2015 was primarily a result of the use of our available cash and short-term borrowings on our revolving credit facility to support the share repurchase program and other cash needs.
Our available cash, which excludes cash in transit, was $86.9 million at September 30, 2015. Of this amount, approximately $69.1 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

AFC offers short-term inventory-secured financing, also known as floorplan financing, to independent used vehicle dealers. Financing is primarily provided for terms of 30 to 90 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."
Credit Facilities
On March 11, 2014, we established a three-year senior secured term loan facility ("Term Loan B-1"), a seven-year senior secured term loan facility ("Term Loan B-2") and a $250 million, five-year senior secured revolving credit facility (the "revolving credit facility"), the terms of which are set forth in the Credit Agreement.
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven-year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date. Such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $3.9 million and $6.6 million of Term Loan B-1 and Term Loan B-2, respectively, in the first nine months of 2015. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
Term Loan B-1 bears interest at LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 2.88% and 3.50% at September 30, 2015, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On September 30, 2015, $638.9 million was outstanding on Term Loan B-1, $1,100.9 million was outstanding on Term Loan B-2 and $130.5 million was drawn on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $28.6 million at September 30, 2015, which reduce the amount available for borrowings under the Credit Facility. The Company intends to repay the $130.5 million of outstanding borrowings under the revolving credit facility within the next twelve months. Our Canadian operations also have a C$8 million line of credit which was undrawn as of September 30, 2015. However, there were related letters of credit outstanding totaling approximately C$1.1 million at September 30, 2015, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended September 30, 2015 the ratio could not exceed 3.75 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $43.2 million, was 2.83 to 1.0 at September 30, 2015.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at September 30, 2015.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.15 billion for U.S. finance receivables at September 30, 2015.
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
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at September 30, 2015. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date from June 30, 2016 to June 29, 2018. In addition, the definition of eligible receivables was expanded. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,529.6 million and $1,371.1 million at September 30, 2015 and December 31, 2014, respectively. AFC's allowance for losses was $8.8 million and $8.0 million at September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, $1,516.8 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,122.9 million and $865.2 million of obligations collateralized by finance receivables at September 30, 2015 and December 31, 2014, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2015, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$29.6	$19.9	$22.1	$(19.3)	$52.3
Add back:
Income taxes	16.0	11.4	13.6	(11.4)	29.6
Interest expense, net of interest income	0.1	—	6.6	17.6	24.3
Depreciation and amortization	22.3	20.1	7.7	4.0	54.1
Intercompany interest	12.2	9.4	(7.9)	(13.7)	—
EBITDA	80.2	60.8	42.1	(22.8)	160.3
Adjustments per the Credit Agreement	5.7	1.1	(4.2)	0.2	2.8
Adjusted EBITDA	$85.9	$61.9	$37.9	$(22.6)	$163.1

	Three Months Ended September 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$22.3	$19.1	$20.0	$(13.9)	$47.5
Add back:
Income taxes	13.4	11.0	12.1	(8.1)	28.4
Interest expense, net of interest income	0.1	—	4.7	15.4	20.2
Depreciation and amortization	19.7	19.1	7.7	2.4	48.9
Intercompany interest	12.8	9.4	(5.8)	(16.4)	—
EBITDA	68.3	58.6	38.7	(20.6)	145.0
Adjustments per the Credit Agreement	5.6	0.7	(2.4)	0.2	4.1
Adjusted EBITDA	$73.9	$59.3	$36.3	$(20.4)	$149.1

	Nine Months Ended September 30, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$84.1	$69.5	$61.8	$(49.1)	$166.3
Add back:
Income taxes	48.4	41.3	37.9	(28.6)	99.0
Interest expense, net of interest income	0.4	—	17.2	49.4	67.0
Depreciation and amortization	63.8	59.1	23.2	10.7	156.8
Intercompany interest	37.6	28.2	(17.4)	(48.4)	—
EBITDA	234.3	198.1	122.7	(66.0)	489.1
Adjustments per the Credit Agreement	16.7	1.4	(12.1)	0.2	6.2
Adjusted EBITDA	$251.0	$199.5	$110.6	$(65.8)	$495.3

	Nine Months Ended September 30, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$62.5	$61.2	$56.7	$(61.4)	$119.0
Add back:
Income taxes	35.7	36.0	34.7	(38.1)	68.3
Interest expense, net of interest income	0.5	0.2	13.8	50.6	65.1
Depreciation and amortization	59.0	56.6	22.7	7.0	145.3
Intercompany interest	37.6	28.3	(17.6)	(48.3)	—
EBITDA	195.3	182.3	110.3	(90.2)	397.7
Adjustments per the Credit Agreement	20.8	5.1	(5.4)	32.1	52.6
Adjusted EBITDA	$216.1	$187.4	$104.9	$(58.1)	$450.3

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net income (loss)	$50.3	$54.5	$59.5	$52.3	$216.6
Add back:
Income taxes	27.4	34.6	34.8	29.6	126.4
Interest expense, net of interest income	20.8	20.9	21.8	24.3	87.8
Depreciation and amortization	51.3	50.9	51.8	54.1	208.1
EBITDA	149.8	160.9	167.9	160.3	638.9
Other adjustments per the Credit Agreement	0.6	0.9	2.0	2.4	5.9
Non-cash charges	2.0	4.3	4.3	5.5	16.1
AFC interest expense	(3.9)	(3.9)	(4.2)	(5.1)	(17.1)
Adjusted EBITDA	$148.5	$162.2	$170.0	$163.1	$643.8

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net cash provided by (used by):
Operating activities	$315.4	$327.7
Investing activities	(382.5)	(290.1)
Financing activities	53.6	(9.3)
Effect of exchange rate on cash	(14.1)	(5.0)
Net (decrease) increase in cash and cash equivalents	$(27.6)	$23.3
Cash flow from operating activities was $315.4 million for the nine months ended September 30, 2015, compared with $327.7 million for the nine months ended September 30, 2014. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net decrease in non-cash adjustments to net income, partially offset by increased profitability.
Net cash used by investing activities was $382.5 million for the nine months ended September 30, 2015, compared with $290.1 million for the nine months ended September 30, 2014. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $84.3 million; and

•	an increase in capital expenditures of approximately $22.0 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below;
partially offset by:

•	a decrease in the additional finance receivables held for investment of approximately $14.5 million.
Net cash provided by financing activities was $53.6 million for the nine months ended September 30, 2015, compared with net cash used by financing activities of $9.3 million for the nine months ended September 30, 2014. The increase in net cash from financing activities was primarily attributable to:

•
a larger increase in obligations collateralized by finance receivables of approximately $177.9 million, in part related to the amendment of the securitization agreement, including the reduction of the overcollateralization requirement; and

•	increased borrowings on the revolving credit facility of $130.5 million;
partially offset by:

•	a $227.6 million increase in cash used for the repurchase and retirement of common stock; and

•	a $10.1 million increase in dividends paid to stockholders for the nine months ended September 30, 2015, compared with the same period in 2014.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2015 and 2014 approximated $92.3 million and $70.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $134 million for fiscal year 2015. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites. In April 2015, the Company announced the development of a whole car auction facility named ADESA Chicago. The Company expects the cost of this greenfield development to be approximately $30 million to $35 million over the next two years, with an estimated $19 million of capital expenditures expected in fiscal year 2015. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities and the initiation of new information systems projects to support our business strategies.

Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.27 per share in 2015 using cash flow from operations, representing an annualized dividend of $1.08 per share. The following dividend information has been released for 2015:

•	On November 4, 2014, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2015, to stockholders of record at the close of business on December 29, 2014.

•	On February 17, 2015, the Company announced a cash dividend of $0.27 per share that was paid on April 2, 2015, to stockholders of record at the close of business on March 25, 2015.

•	On May 5, 2015, the Company announced a cash dividend of $0.27 per share that was paid on July 2, 2015, to stockholders of record at the close of business on June 24, 2015.

•	On August 3, 2015, the Company announced a cash dividend of $0.27 per share that was paid on October 1, 2015, to stockholders of record at the close of business on September 23, 2015.

•	On November 5, 2015, the Company announced a cash dividend of $0.27 per share that is payable on January 7, 2016, to stockholders of record at the close of business on December 22, 2015.
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
Acquisitions
The aggregate purchase price for the businesses acquired in the first nine months of 2015, net of cash acquired, was approximately $124.8 million, which included estimated contingent payments with a fair value of $9.6 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $18.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $31.6 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and final valuation results. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $89.6 million. The goodwill is recorded in the ADESA Auctions and IAA reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results.

In March 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. This acquisition bolsters ADESA’s presence in the eastern region and complements its current buyer base.

In April 2015, ADESA purchased all of the equity interests in MobileTrac LLC (“MobileTrac”). MobileTrac provides retail and wholesale car buyers with instaVIN’s vehicle history reports as well as the instaLEAD and instaDEAL technology through which automotive dealers can attract and structure retail transactions with consumers online. MobileTrac enhances the Company’s portfolio of service offerings to its customers.

In May 2015, AutoVIN, a subsidiary of ADESA, completed the acquisition of the vehicle inspection business from DataScan Field Services. AutoVIN utilizes Internet-based technology to perform vehicle inspection services for major auto manufacturers, financial institutions, leasing companies and warranty companies. The network’s broad geographical reach in the U.S. and Canada will provide expanded coverage for inspection customers, and the acquisition also brings new offerings to the AutoVIN portfolio, including warranty claim inspections, certified pre-owned audits and physical damage appraisals.

In May 2015, ADESA purchased all of the issued and outstanding membership interests in AutoNiq, LLC (“AutoNiq”). AutoNiq provides real-time information such as vehicle pricing, history reports and market guides to dealers. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. AutoNiq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States. AutoNiq enhances the Company’s portfolio of service offerings to its customers.

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

Certain of the purchase agreements included contingent payments related to financial results subsequent to the purchase date. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships, tradenames, software, inventory and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014, there have been no material changes to the contractual obligations of the Company; however, we noted the following:

•	On September 30, 2015, $130.5 million was drawn on the revolving credit facility.

•
In the first nine months of 2015, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $3.9 million and $6.6 million of Term Loan B-1 and Term Loan B-2, respectively.

•
Operating lease obligations change in the ordinary course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2014, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We do not expect the adoption of ASU 2015-05 will have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle, is effective for fiscal years beginning after December 15, 2015 and will require retrospective application. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which were not addressed in ASU 2015-03. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. We do not expect the adoption of these ASUs will have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $3.0 million and $6.5 million for the three and nine months ended September 30, 2015, respectively. A 1% change in the average Canadian exchange rate for the three and nine months ended September 30, 2015 would have impacted net income by approximately $0.2 million and $0.5 million, respectively. Currency exposure of our United Kingdom and Mexican operations is not material to the results of operations.
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
In August 2015, we purchased three interest rate caps for an aggregate amount of approximately $1.5 million with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR (i) exceeds 2.0% between August 19, 2015 (the effective date) and September 29, 2016 and (ii) exceeds 1.75% between September 30, 2016 and August 19, 2017 (the maturity date).
In April 2015, we purchased two interest rate caps for approximately $0.7 million with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.5%. The interest rate cap agreements cap three-month LIBOR at 1.5%, had an effective date of April 16, 2015 and mature on March 31, 2017.
In August 2013, we purchased four interest rate caps for approximately $2.2 million with an aggregate notional amount of $1.2 billion to manage our exposure to interest rate movements on our variable rate Credit Facility if/when three-month LIBOR exceeded 1.0%. The interest rate cap agreements capped three-month LIBOR at 1.0%, had an effective date of August 16, 2013 and matured on August 16, 2015.
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2015 would have resulted in an increase in interest expense of approximately $3.1 million and $8.6 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, the Washington State Department of Ecology (“Ecology”) is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. In October 2014, Ecology, in furtherance of its source control obligations, conducted stormwater sampling at the property, collecting water samples from within the stormwater system. Although no solids were detected in the stormwater system during the sampling, Ecology tested the water that was collected for various constituents. Ecology issued a data report related to the sampling event in June 2015. The report did not contain any discussion related to future activities related to the IAA Tukwila facility, nor did it note any violation of any permit term or regulatory requirement related to the facility. At this time, IAA is not aware of any additional Ecology source control activities planned for the site. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.
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
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2) (Dollars in millions)
July 1 - July 31	110,000	$37.83	110,000	$273.2
August 1 - August 31	4,636,568	38.99	4,636,568	72.4
September 1 - September 30	—		—	72.4
Total	4,746,568	$38.96	4,746,568

(1)
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Exchange Act. The timing and amount of any repurchases is subject to market and other conditions.

(2)
In August 2015, as part of the authorized program to repurchase common stock noted above, the Company entered into an accelerated share repurchase agreement under which it paid $200 million for an initial delivery of approximately 4.6 million shares of its common stock. The initial delivery of shares represented 90% of the shares anticipated to be repurchased based on current market prices at that time. The actual number of shares repurchased and the average purchase price will be determined upon completion of the program, which is expected to occur by February 19, 2016.

Item 6.    Exhibits

a)	Exhibits—the exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.
In reviewing the agreements included as exhibits to this Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about KAR Auction Services, ADESA, IAA, AFC or other parties to the agreements.
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

KAR Auction Services, Inc.
(Registrant)

Date: November 5, 2015	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.2	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, dated April 20, 2007, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.11	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13	^	Sixth Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-Q	001-34568	10.13	8/4/2015

10.14	^	Third Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.14	8/4/2015

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.40	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.25a	*	Form of KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29a	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.29b	*	Form of 2015 Restricted Stock Unit Award Agreement for non-Section 16 Officers	10-Q	001-34568	10.29b	5/6/2015

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.30	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	2/27/2014

10.32	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.