Form 10-K
period 2015-12-31
KAR Auction Services, Inc.
filed 2016-02-18
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34568
KAR Auction Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8744739 (I.R.S. Employer Identification No.)
13085 Hamilton Crossing Boulevard, Carmel, Indiana 46032
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $5,301,361,549 at June 30, 2015.
As of February 5, 2016, 137,046,063 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2015.

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

PART I
Item 1.    Business
Overview
We are a leading provider of whole car auction services in North America and salvage auction services in North America and the United Kingdom. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 237 physical auction locations at December 31, 2015, and multiple proprietary Internet venues. In 2015, we facilitated the sale of over 4.4 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by used vehicle dealers, vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies to franchised and independent used vehicle dealers. Through ADESA.com, powered by OPENLANE technology, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. IAA, our salvage auction services business, is one of the two largest providers of salvage auction services in North America and also includes HBC's operations in the United Kingdom. Vehicles at our salvage auctions are typically damaged or low-value vehicles that are predominantly sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental car companies to licensed dismantlers, rebuilders, scrap dealers or qualified public buyers. An important component of ADESA's and IAA's services to their buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC.
At December 31, 2015, we had a North American network of 66 whole car auction locations and 171 salvage auction locations. In addition, HBC operated from 10 locations in the United Kingdom. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with North American providers and buyers of used and salvage vehicles.
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
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including online only volumes, were approximately 8.7 million, 9.2 million and an estimated 9.8 million in 2013, 2014 and 2015, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2015 have not yet been released; however, we estimate that used vehicle auction volumes in North America in 2015 will be approximately 9.8 million vehicles (including approximately 0.6 million vehicles sold online by ADESA prior to reaching a physical auction). We expect the industry to experience an increase in whole car auction volumes in 2016 as a result of increasing new vehicle sales and lease originations since 2009, as well as readily available credit, which supports retail used car sales.
Salvage Auction Industry Volumes
We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, the age of the vehicle fleet on the road, miles driven, weather, the complexity of vehicles in operation, repair costs and recycled parts utilization. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. In addition, the utilization of recycled parts from salvage vehicles by the collision repair industry continues to increase as the quality of these parts gains wider acceptance and insurance companies attempt to reduce their repair claim costs. We believe that salvage volumes will continue to grow over time as the salvage auction industry expands.
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

Our Business Strategy
Comprehensive Global Strategy
The Company has a comprehensive global strategy that leverages KAR’s unique collection of assets, proven track record with commercial sellers, extensive North American physical footprint, global network of customers and unique set of transaction data. The Company’s strategy for the future builds on this base and we believe it will enable the Company to meet new opportunities emerging in the automotive remarketing industry, which is being impacted by several meaningful trends, including:

•	Remarketing channels and systems that are increasingly becoming more interconnected; and

•	An increase in more data-based buying and selling.

We believe that the Company’s collection of 237 whole car and salvage auctions, along with their online counterparts, makes us uniquely qualified to provide the best set of remarketing marketplaces for our customers. To execute our strategy of providing the best remarketing venue and the analytical evidence for every vehicle, we intend to focus on the following strategic initiatives:

•	Develop alternative marketplaces. The Company is identifying innovative venues for the exchange of used vehicles through internal development, targeted partnerships and acquisitions.

•
Establish exceptional analytics capabilities. The Company has observed increased demand from commercial customers (e.g., OEMs, insurance companies, finance companies, rental companies, large dealer groups, etc.) for more sophisticated, data-driven, end-to-end remarketing solutions. As a result, the Company is investing in data science and securing access to new data sets to build value-added proprietary solutions.

•
Leverage the Company’s unique remarketing portfolio and data. As a leader in both whole car and salvage auctions, as well as alternative marketplaces, the Company has insight into which venues will best match supply and demand and improve economic outcomes for sellers and buyers by reducing risk, improving efficiency and enhancing transparency. The Company intends to provide proprietary analytical solutions to its customers based on data across multiple marketplaces.

•	Grow the Company’s buyer base. The Company has a global buyer base and plans to continue to invest in attracting and maintaining a broad customer base to create liquid and efficient markets.
Expanding Opportunities for Customers to Buy and Sell Online
We are focused on enhancing our Internet solutions in all of the key channels we operate in, and we will continue to invest in technology platforms in order to capitalize on new opportunities and attract new customers. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. We acquired OPENLANE in order to better capitalize on the increasing use of the Internet as a means to purchase wholesale vehicles. Through its OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions throughout the United States and Canada. IAA is the only national salvage auction company that offers buyers both live and Internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling); online solutions to offer vehicles for sale while in transit to auction locations (midstream selling); simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and bulletin-board or real-time online auctions (DealerBlock®).
Using Excess Cash Flow to Invest in Strategic Growth Initiatives and Return Capital to Shareholders
We generate strong cash flows as a result of our attractive gross margins, the ability to leverage our corporate infrastructure across our multiple auction locations, low levels of capital expenditures and limited working capital requirements. Management plans to utilize excess cash generated by the business to invest in strategic growth initiatives and return capital to shareholders. We generated $475.0 million and $431.3 million of cash flow from operations for the twelve months ended December 31, 2015 and 2014, respectively. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support growth initiatives.
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
On April 2, 2015, July 2, 2015, October 1, 2015 and January 7, 2016 we paid a cash dividend of $0.27 per share to stockholders of record at the close of business on March 25, 2015, June 24, 2015, September 23, 2015 and December 22, 2015, respectively. On February 17, 2016, we announced that our board of directors declared a cash dividend of $0.29 per share payable on April 5, 2016 to stockholders of record at the close of business on March 23, 2016.
In October 2014, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. As of December 31, 2015, we had repurchased and retired a total of 5.3 million shares of common stock. As of January 2016, upon completion of the accelerated share repurchase agreement, approximately 0.8 million additional shares of common stock were retired.
Increasing Our International Presence
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
In June 2015, we completed the acquisition of HBC. HBC is headquartered in Canvey Island, England and provides salvage collection and disposal services for the U.K.'s top insurance, fleet and accident management companies.
Continuing to Improve Operating Efficiency
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
Continuing to Grow Revenue per Vehicle
From 2011 through 2015, our whole car and salvage revenue per vehicle sold at our physical auction sites grew at compound annual growth rates of 3.2% and 1.0%, respectively. Revenue per vehicle generally consists of auction fees and fees from ancillary and other related services. Increased utilization of ancillary services, selective fee increases, higher used vehicle prices and the introduction of new product offerings were key components of this growth. We believe these services provide economic benefits to our customers who are willing to utilize our products and services that improve their ability to manage their remarketing efforts and increase their returns. We plan to grow revenue by increasing customer utilization of new and existing products and by enhancing our core auction services, including providing additional services to customers of acquired enterprises.

Our Business Segments
We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2015 were distributed as follows: ADESA 52%, IAA 38% and AFC 10%. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2015, 2014 and 2013 are presented in the tables in Note 19, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.
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
Customers
Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance arms, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "institutional customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). For the year ended December 31, 2015, the seller and ancillary fees recognized from any single supplier did not account for more than 5% of ADESA's revenues.
Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers. For the year ended December 31, 2015, the buyer and ancillary fees recognized from any single buyer did not account for more than 3% of ADESA's revenues.

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

Title and Repossession Administration and Remarketing Services
PAR provides end-to-end management of the remarketing process including titling, repossession administration, inventory management, auction selection, pricing and representation of the vehicles at auction for those customers seeking to outsource all or just a portion of their remarketing needs. Recovery Database Network, Inc. ("RDN") is a specialized provider of B2B software and data solutions for automotive lenders and repossession companies.

Vehicle Research Services Provided by AutoNiq
AutoNiq provides dealers real-time vehicle information such as pricing, history reports and market guides. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. AutoNiq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States.

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
ADESA.com and ADESA DealerBlock®
This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at physical auction locations and is powered by the technology we acquired from OPENLANE. We also utilize this platform to provide upstream and midstream selling capabilities for our consignors, which facilitate the sale of vehicles prior to their arrival at a physical auction site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the upstream and midstream closed sales are "private-labeled" for the consignors.

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
In June 2015, we acquired HBC, a salvage vehicle auction business operating in the United Kingdom. HBC provides salvage collection and disposal services for the U.K.'s top insurance, fleet and accident management companies, and conducts business using a variety of sales channels, including online auctions. HBC's business model differs from that of IAA, as the majority of HBC's vehicles are sold under purchase contracts.
IAA processes salvage vehicles primarily on a consignment basis. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, which continue to own the vehicle until it is sold to buyers at auction. Other services available to vehicle sellers, for which fees may be charged, include towing, title processing, inspection services, marketing and other administrative services. Under all methods of sale, we also charge fees to the buyer of each vehicle based on a tiered structure that increases with the sale price of the vehicle as well as fixed fees for other services.
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

Total Loss SolutionsTM
Provides insurance companies with outsource solutions for the portion of the claims process prior to total loss determination and assignment to a salvage auction. The suite of products includes vehicle inspection and title procurement services that help insurance companies reduce cycle time and cost, while improving employee engagement, ultimately increasing policyholder retention.

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
Customers
We obtain IAA's supply of vehicles from insurance companies, non-profit organizations, automobile dealers and vehicle leasing and rental car companies and the general public. We have established long-term relationships with virtually all of the major automobile insurance companies. The vast majority of the vehicles we process are on a consignment basis. For the year ended December 31, 2015, the seller and ancillary fees recognized from any single seller did not account for more than 3% of IAA's revenues.
The buyers of salvage vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers. For the year ended December 31, 2015, the buyer and ancillary fees recognized from any single buyer did not account for more than 4% of IAA's revenues.
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

Competition
In the salvage sector, the competition includes Copart; Total Resource Auctions (a Cox Automotive company); independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships; and a limited number of used vehicle auctions that regularly remarket salvage vehicles. Additionally, some dismantlers of salvage vehicles such as LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users.
In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2015, AFC serviced over 1.6 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
In June 2013, we acquired Preferred Warranties, Inc., a vehicle service contract business, as part of our strategy to provide new services to independent used vehicle dealers. We receive advance payments for the vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2015 was approximately 1.6 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's vehicle service contracts related liabilities in the event the Company is unable to perform under the terms of specific vehicle service contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2015, over 84% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2015, we serviced auctions through 118 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2015, AFC had approximately 11,300 active dealers with an average line of credit of approximately $230,000 and no one dealer representing greater than 1.2% of our portfolio. An average of approximately 16 vehicles per active dealer was floorplanned with an approximate average value outstanding of $9,100 per vehicle as of December 31, 2015.
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
Credit
Our procedures and proprietary computer-based system enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our branch network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 90 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days if the dealer makes payment towards principal and pays accrued fees and interest.

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
Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, approximately 85,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
AFC operates two divisions which are organized into thirteen regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.15 billion from a third party facility for U.S. finance receivables at December 31, 2015. The agreement expires on June 29, 2018.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$125 million in financing for eligible finance receivables through a third party conduit (separate from the U.S. facility). The agreement expires on June 29, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
Competition
AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, a Cox Automotive company, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.
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
Vehicle and Lending Regulation
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. Some examples of the regulations and laws that impact our company are included in Item 1A "Risk Factors" under the risk: "We are subject to extensive governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions."
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
Employees
At December 31, 2015, we had a total of approximately 14,400 employees, of which approximately 11,000 were located in the U.S. and approximately 3,400 were located in Canada, Mexico and the United Kingdom. Approximately 74% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.
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

Virtual auction platforms were utilized for the sale of approximately 24% of vehicles sold by ADESA in 2015. If sellers and buyers increase the number of vehicles transacted on virtual auction platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers physical auctions, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on virtual auction platforms as compared with used vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

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

Our expansion into markets outside North America exposes us to risks from operating in international markets. If we are unable to successfully integrate businesses acquired outside of North America, our operating results and financial condition could be adversely affected.

Acquisitions and other strategies to expand our operations beyond North America subject us to significant risks and uncertainties. As a result, we may not be successful in realizing anticipated synergies or we may experience unanticipated integration expenses. As we continue to explore opportunities to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. Operationally, acquired businesses typically depend on key relationships and our failure to maintain those relationships could have an adverse affect on our operating results and financial condition.

In addition, we anticipate that our non-U.S. based operations will continue to subject us to risks associated with operating on an international basis, including:

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and profitability;

•	restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	compliance with the Foreign Corrupt Practices Act;

•	dealing with unfamiliar regulatory agencies and laws favoring local competitors;

•	dealing with political and/or economic instability;

•	the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations;

•	localizing our product offerings; and

•	adapting to different business cultures and market structures.

As we continue to explore opportunities to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse affect on our operating results and financial condition.

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

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. One potentially adverse trend would be a market shift towards the simultaneous listing and selling of vehicles on multiple online sales platforms. Were such a trend to take hold, the vehicle remarketing industry's economics could change. For example, we might need to incur additional costs or otherwise alter our business model to adapt to these changes. In such case, the volume of vehicles supplied to us and our overall revenues and fees per vehicle sold could decrease. Since 2013, many participants in the whole car industry have been discussing the development of a multiple platform bidding system. Any such collaboration may be unsuccessful, unworkable or deemed inadvisable. In such case, we may lose vehicle volume and market share, and our business, revenues and profitability could be negatively impacted.

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

ADESA currently competes with online wholesale and retail vehicle selling platforms, including OVE.com (affiliated with Manheim), SmartAuction, eBay Motors and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes, our revenue and profitability may be negatively impacted.

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

At the national level, AFC's competition includes NextGear Capital, a Cox Automotive company, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. If the number of loans originated and serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.

Our business is dependent on information technology. Failure to effectively maintain or update this information technology could result in us losing customers and materially adversely affect our operating results and financial condition.

Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. We may not be successful in structuring our information technology or developing, acquiring or implementing information systems which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant necessary investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop/implement these initiatives in a cost-effective, timely manner or at all.

Our business is dependent on information technology. A failure or breach of this information technology could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information technology risks (including the confidentiality, integrity and availability of digital assets) for companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. Our customers and other parties in the payments value chain rely on our digital online products as well as other information technologies, computers, software and networks to conduct their operations. In addition, to access our online products and services, our customers increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control.

We are subject to cyber-threats and our information technology has been subject to cyber-attacks and we believe we will continue to be a potential target of such threats and attacks. In June 2015, we identified that unauthorized third parties had gained access to legacy servers containing archived data that would likely be considered to be personal information. We immediately investigated, including the engagement of an external expert security firm, and although we had no evidence that any information had been misused, stolen or compromised, we notified all of the individuals whose information may have been accessed and any applicable regulatory agencies. To date, this incident has not been material to our operations or financial results.

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

If our information technology is compromised, becomes inoperable for extended periods of time or ceases to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our consolidated financial position and results of operations.

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

Used vehicle prices impact fee revenue per unit and may impact the supply of used vehicles, as well as loan losses at AFC.

The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale at our auctions and the demand for those used vehicles, the fee revenue per unit, loan losses for our dealer financing business and our ability to retain customers. When used vehicle prices are high, used vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction. In addition, a sustained reduction in used vehicle pricing could result in lower proceeds from the sale of salvage vehicles and a related reduction in revenue per vehicle, a potential loss of consignors, an increase in loan losses at AFC and decreased profitability. Furthermore, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused from changes in commodity prices for steel and platinum. Decreases in commodity prices may negatively affect vehicle values and demand at salvage auctions.

Fluctuations in the supply of and demand for salvage vehicles impact auction sales volumes, which may adversely affect our revenues and profitability.

We are dependent upon receiving a sufficient number of total loss vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, autonomous vehicles, a decrease in the percentage of claims resulting in a total loss, delays or changes in state title processing, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of automobile insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. If the supply of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected.

Adverse economic conditions may negatively affect our business and results of operations.

Future adverse economic conditions could increase our exposure to several risks, including:

•
Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. During the past global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles received at auction in the future and could lead to reduced vehicles from various suppliers, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

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

•
Decrease in consumer spending. Consumer purchases of new and used vehicles may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending. In addition, the increased use of vehicle sharing and alternate methods of transportation, including autonomous vehicles, could lead to a decrease in consumer purchases of new and used vehicles. To the extent retail demand for new and used vehicles decreases, negatively impacting our auction volumes, our results of operations and financial position could be materially and adversely affected.

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

Declining values for salvage vehicles could adversely affect our profitability.

In the United Kingdom, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. Furthermore, in periods when the supply of vehicles from the insurance sector in North America declines, salvage operators have acquired and in the future may acquire vehicles on their own. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit and operating results. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused from changes in commodity prices for steel and platinum. Decreases in commodity prices may negatively affect vehicle values and demand at salvage auctions.

We may not successfully implement our business strategies or maintain gross profit margins.

We are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to expanding opportunities for customers to buy and sell online, growing market share and volume, increasing revenue per vehicle, leveraging AFC’s products and services at ADESA and IAA and continuing to improve operating efficiency. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $475.0 million and $431.3 million of cash flow from operations for the years ended December 31, 2015 and 2014, respectively), we may be unable to reinvest in our business, return capital to shareholders or reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 12% of our revenues were attributable to our Canadian operations for the year ended December 31, 2015. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. A 1% change in the average Canadian exchange rate for the year ended December 31, 2015 would have impacted net income by approximately $0.7 million.

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

As of December 31, 2015, our total debt was approximately $1.9 billion, exclusive of liabilities related to our securitization facilities, and we had $110.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $28.0 million at December 31, 2015, which reduce the amount available for borrowings under the credit facilities.

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

Our Internet-based auction services have allowed us to offer our products and services to international markets and has increased our international buyer base. As a result, foreign buyers of salvage vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of salvage vehicles into foreign countries may reduce the demand for salvage vehicles and impact our ability to maintain or increase our international buyer base. For example, a decree issued by the president of Mexico has placed restrictions on the types of vehicles that can be imported into Mexico from the United States. The adoption of similar laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

If we fail to attract and retain key personnel, we may not be able to execute our business strategy and our financial results could be negatively affected.

Our success depends in large part on the performance of our executive management team and other key employees, including key field and information technology personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete with us, we may not be able to effectively implement our business strategies, our business could suffer and the value of our common stock could be materially adversely affected. Our auction business is directly impacted by the business relationships our employees have established with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in retaining and attracting customers, developing new services, negotiating favorable agreements with customers and providing acceptable levels of customer service. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We do not have nor do we currently expect to obtain key person insurance on any of our executive officers.

We are subject to extensive governmental regulations, including vehicle brokerage and auction laws and currency reporting obligations. Our business is subject to risks related to litigation and regulatory actions.

Our operations are subject to regulation, supervision and licensing under various federal, state, provincial and local authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. The regulations and laws that impact our company include, without limitation, the following:

•	The acquisition and sale of used, leased, totaled and recovered theft vehicles are regulated by state or other local motor vehicle departments in each of the locations in which we operate.

•	Some of the transport vehicles used at our auctions are regulated by the U.S. Department of Transportation or similar regulatory agencies in the other countries in which we operate.

•	In many states and provinces, regulations require that a salvage vehicle be forever “branded” with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status.

•	Some state, provincial and local regulations limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts or scrap only.

•
AFC is subject to laws in certain states and in Canada which regulate commercial lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed.

•	PWI is subject to laws, regulations and insurance licensing requirements in certain states which are applicable to the sale of vehicle service contracts.

•	We are subject to various local zoning requirements with regard to the location of our auction and storage facilities, which requirements vary from location to location.

•
Certain of the Company's subsidiaries are indirectly subject to the regulations of the Consumer Financial Protection Act of 2010, or the CFPA, due to their vendor relationships with financial institutions.

•	PAR is subject to laws in certain states which regulate repossession administration activities and, in certain jurisdictions, require PAR to be licensed.

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

We are also subject from time to time to a variety of legal actions relating to our current and past business operations, including litigation relating to employment-related issues, the environment and personal injury claims. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under various laws. In addition, we could incur substantial costs in defending ourselves or in asserting our rights in such actions. The costs and other effects of pending litigation and administrative actions against us cannot be determined with certainty. Although we currently believe that no such proceedings will have a material adverse effect, there can be no assurance that the outcome of such proceedings will be as expected.

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

Currently, none of our employees are covered by collective bargaining agreements. If we negotiate a first-time collective bargaining agreement, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all. As anticipated at the start of 2015, the Congressional political deadlock did not produce any new legislation expanding the rights of labor unions to organize, and we do not expect that to change. Unfortunately, as feared, the National Labor Relations Board (“NLRB” or “the Board”) moved unilaterally via its rulemaking authority to impose several changes to its rules and regulations. Many of these changes will adversely affect our operations in the event of a concentrated organizing effort (which, fortunately, we have yet to encounter). On April 15, 2015, a new Board rule finalized the requirement that elections be held between 10 and 21 days after a petition is filed.  This “quickie election” rule, as it is called, also strictly limits the time for and scope of employer objections to union efforts and reduces the likelihood of Board review of election results. This reduced the average time between filing and elections from 45 days to 18 days. Additionally, the NLRB continues to grant organization rights to smaller and smaller groups of employees. This could start a chain reaction leading to organization of entire auctions.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	results of operations that are below our announced guidance or below securities analysts’ or consensus estimates or expectations;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;

•	repurchases of our common stock pursuant to our share repurchase program;

•	investors’ general perception of us and our industry;

•	changes in general economic and market conditions;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 137,795,296 shares of common stock were outstanding as of December 31, 2015. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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

In October 2014, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock through October 28, 2016. As of December 31, 2015, approximately $227.6 million of the Company's common stock had been repurchased. No assurance can be given as to whether the board of directors will authorize additional shares for repurchase, which could cause the market value of our stock to decline.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. At December 31, 2015, properties utilized by the ADESA business segment include 66 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA auction facilities vary in size based on the market demographics and offer anywhere from 1 to 16 auction lanes, with an average of approximately 7 lanes per location.
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 31, 2015, properties utilized by the IAA business segment include 171 salvage vehicle auction facilities in the United States and Canada, most of which are leased. IAA also includes HBC, which operates from 10 locations in the United Kingdom. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site.
Of AFC's 118 locations in North America at December 31, 2015, 84 are physically located at auction facilities (including 54 at ADESA and 13 at IAA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council are beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicates that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology ("Ecology") is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. In October 2014, Ecology, in furtherance of its source control obligations, conducted stormwater sampling at the property, collecting water samples from within the stormwater system. Although no solids were detected in the stormwater system during the sampling, Ecology tested the water that was collected for various constituents. Ecology issued a data report related to the sampling event in June 2015. The report did not contain any discussion related to future activities related to the IAA Tukwila facility, nor did it note any violation of any permit term or regulatory requirement related to the facility. At this time, IAA is not aware of any additional Ecology source control activities planned for the site. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 5, 2016, there were 2 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
The following table sets forth the range of high and low intraday sales prices per share of common stock for each quarter during fiscal years 2015 and 2014:

	2015		2014
	High	Low	High	Low
4th Quarter (October 1 - December 31)	$38.98	$35.26	$35.70	$25.91
3rd Quarter (July 1 - September 30)	$39.87	$34.70	$32.65	$28.09
2nd Quarter (April 1 - June 30)	$38.77	$35.87	$32.22	$28.60
1st Quarter (January 1 - March 31)	$39.52	$33.25	$32.24	$27.06
Dividend Policy
The following table presents the dividends declared per share of common stock for each quarter during fiscal years 2015 and 2014:

	2015	2014
4th Quarter (October 1 - December 31)	$0.27	$0.27
3rd Quarter (July 1 - September 30)	$0.27	$0.25
2nd Quarter (April 1 - June 30)	$0.27	$0.25
1st Quarter (January 1 - March 31)	$0.27	$0.25
Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities, capital requirements and other factors that our board of directors deems relevant. The restrictive covenants are further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2) (Dollars in millions)
October 1 - October 31	—		—	$72.4
November 1 - November 30	—		—	72.4
December 1 - December 31	—		—	72.4
Total	—		—

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

(2)
In August 2015, as part of the authorized program to repurchase common stock noted above, the Company entered into an accelerated share repurchase agreement under which it paid $200 million for an initial delivery of approximately 4.6 million shares of its common stock. The initial delivery of shares represented 90% of the shares anticipated to be repurchased based on current market prices at that time. The Company settled the accelerated share repurchase agreement in January 2016 and received approximately 0.8 million additional shares of its common stock based on an adjusted volume weighted average price of its stock over the period. In total, 5,413,274 shares were repurchased under the accelerated share repurchase agreement at an average repurchase price of $36.95 per share.

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment, for the period beginning on December 31, 2010 and ending on December 31, 2015, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
KAR Auction Services, Inc.	$100	$97.83	$148.15	$223.66	$270.86	$297.96
S&P 400 Midcap Index	$100	$98.27	$115.84	$154.65	$169.76	$166.06
S&P 500 Index	$100	$102.11	$118.45	$156.82	$178.29	$180.75

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
Selected Financial Data of KAR Auction Services
For the Years Ended December 31, 2015, 2014, 2013, 2012 and 2011
The following consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2015	2014	2013	2012	2011
Operations:
Operating revenues
ADESA	$1,376.8	$1,218.5	$1,118.6	$1,053.5	$1,017.4
IAA	994.4	895.9	830.0	716.1	700.1
AFC	268.4	250.1	224.7	193.8	168.8
Total operating revenues	$2,639.6	$2,364.5	$2,173.3	$1,963.4	$1,886.3
Operating expenses (exclusive of depreciation and amortization)	1,999.5	1,790.2	1,722.2	1,506.2	1,424.6
Operating profit	427.3	377.7	256.7	267.0	281.9
Interest expense	91.4	86.2	104.7	119.4	143.1

Net income	214.6	169.3	67.7	92.0	72.2
Net income per share
Basic	1.53	1.21	0.49	0.67	0.53
Diluted	1.51	1.19	0.48	0.66	0.52
Weighted average shares outstanding
Basic	140.1	140.2	137.9	136.5	136.0
Diluted	142.3	141.8	140.8	139.0	137.8
Cash dividends declared per common share	1.08	1.02	0.82	0.19	—

	As of December 31,
	2015	2014	2013	2012	2011
Financial Position:
Working capital (1)	$220.0	$484.3	$356.9	$294.5	$177.0
Total assets	5,791.8	5,351.5	5,127.2	4,922.3	4,779.1
Total debt, net of unamortized debt discount	1,873.2	1,754.3	1,767.2	1,818.3	1,902.8
Total stockholders' equity	1,386.1	1,547.1	1,481.8	1,443.7	1,343.2

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Financial Data:
Net cash provided by operating activities	$475.0	$431.3	$434.0	$290.2	$305.8
Capital expenditures	134.7	101.0	96.6	102.0	85.8
Depreciation and amortization	212.8	196.6	194.4	190.2	179.8
___________________________________________________________________

(1)	Working capital is defined as current assets less current liabilities.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; common stock repurchases; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

•	increases in the number of used vehicles purchased on virtual auction platforms;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	significant current competition and the introduction of new competitors;

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	competitive pricing pressures;

•	costs associated with the acquisition of businesses or technologies;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to maintain our brand and protect our intellectual property;

•	our ability to develop and implement information systems responsive to customer needs;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	any losses of key personnel;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2016.
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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 171 salvage vehicle auction sites in the United States and Canada at December 31, 2015. IAA also includes HBC, which operates from 10 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2015, AFC conducted business at 118 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 8.7 million, 9.2 million and an estimated 9.8 million in 2013, 2014 and 2015, respectively. We estimate that used vehicle auction volumes in North America, including online only volumes, will be approximately 10 million units in 2016 and over 10 million units in 2017 and 2018. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2014 Annual Review and management estimates. The anticipated improvement is the result of more off-lease, repossessed, rental and dealer consignment vehicles entering the market.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 16% in 2015 and 14% in 2014 and 2013. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry experienced over the last few years, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, as the industry is experiencing now, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For example, the average price per ton of crushed auto bodies has decreased from $312 in December 2013 to $198 in December 2014 to $115 in December 2015. This reduction in the price of crushed auto bodies has had an adverse impact on the value of salvage vehicles being sold in the salvage auction industry and resulted in reduced revenue per vehicle sold and gross profit.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years, the U.S. independent used vehicle dealer base has rebounded from approximately 36,000 dealers in 2009 to about 37,000 dealers in 2015. During this time, AFC's North American dealer base grew from over 9,700 dealers in 2009 to over 14,400 dealers in 2015 and loan transactions, which includes both loans paid off and loans curtailed, grew from approximately 800,000 in 2009 to approximately 1,607,000 in 2015. As a result of this increased activity, AFC is experiencing increased competition.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was approximately 99 percent current at the end of 2015.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$1,376.8	$1,218.5
IAA	994.4	895.9
AFC	268.4	250.1
Total revenues	2,639.6	2,364.5
Cost of services*	1,497.5	1,318.8
Gross profit*	1,142.1	1,045.7
Selling, general and administrative	502.0	471.4
Depreciation and amortization	212.8	196.6
Operating profit	427.3	377.7
Interest expense	91.4	86.2
Other income, net	(4.6)	(3.8)
Loss on extinguishment of debt	—	30.3
Income before income taxes	340.5	265.0
Income taxes	125.9	95.7
Net income	$214.6	$169.3
Net income per share
Basic	$1.53	$1.21
Diluted	$1.51	$1.19

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2015, we had revenue of $2,639.6 million compared with revenue of $2,364.5 million for the year ended December 31, 2014, an increase of 12%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $16.2 million, or 8%, to $212.8 million for the year ended December 31, 2015, compared with $196.6 million for the year ended December 31, 2014. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired.
Interest Expense
Interest expense increased $5.2 million, or 6%, to $91.4 million for the year ended December 31, 2015, compared with $86.2 million for the year ended December 31, 2014. The increase was primarily attributable to an increase in interest expense at AFC of $5.5 million, which resulted from an increase in the average U.S. portfolio financed in 2015 as compared with 2014.
Loss on Extinguishment of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pretax charge resulting from the write-off of unamortized debt discount associated with the term loan and unamortized debt issue costs associated with the term loan and the revolving credit facility.

Income Taxes
We had an effective tax rate of 37.0% for the year ended December 31, 2015, compared with an effective tax rate of 36.1% for the year ended December 31, 2014. During the year ended December 31, 2014, our effective tax rate benefited from a favorable state law change as well as changes to our income tax reserves for uncertain tax positions which resulted in a net benefit of $3.3 million. Excluding the effect of the discrete items, our effective tax rate for the year ended December 31, 2015 and 2014 would have been 36.7% and 37.9%, respectively.
Impact of Foreign Currency
The strengthening of the U.S. dollar has had a significant impact on the reporting of our Canadian operations in U.S. dollars. For the year ended December 31, 2015, fluctuations in the Canadian exchange rate decreased revenue by $48.7 million, operating profit by $16.0 million, net income by $9.2 million and net income per diluted share by $0.06.
ADESA Results

	Year Ended December 31,
(Dollars in millions)	2015	2014
ADESA revenue	$1,376.8	$1,218.5
Cost of services*	785.9	693.4
Gross profit*	590.9	525.1
Selling, general and administrative	276.6	259.9
Depreciation and amortization	86.2	80.2
Operating profit	$228.1	$185.0

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $158.3 million, or 13%, to $1,376.8 million for the year ended December 31, 2015, compared with $1,218.5 million for the year ended December 31, 2014. The increase in revenue was primarily a result of a 12% increase in the number of vehicles sold, as well as a 1% increase in revenue per vehicle sold, which included an increase in revenue of $39.2 million for businesses acquired in 2015 and a decrease in revenue of $35.1 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 7% increase in dealer consignment units sold for the year ended December 31, 2015 compared with the year ended December 31, 2014. Online sales volume for ADESA represented approximately 40% of the total vehicles sold in 2015, compared with approximately 38% in 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 592,000 and 495,000 vehicles through its online only offerings in 2015 and 2014, respectively, of which approximately 352,000 and 312,000 represented vehicle sales to grounding dealers in 2015 and 2014, respectively. For the year ended December 31, 2015 and 2014, dealer consignment vehicles represented approximately 50% and 51%, respectively, of used vehicles sold at ADESA physical auction locations. Vehicles sold at physical auction locations increased 10% in 2015, compared with 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 58.3% for the year ended December 31, 2015, compared with 58.2% for the year ended December 31, 2014.
Total revenue per vehicle sold increased 1% to approximately $559 for the year ended December 31, 2015, compared with approximately $554 for the year ended December 31, 2014, and included the impact of a decrease in revenue per vehicle sold of $14 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased $16 or 2%, to $701 for the year ended December 31, 2015, compared with $685 for the year ended December 31, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $18 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $3 to $107 for the year ended December 31, 2015, compared with $104 for the year ended December 31, 2014. The increase in online only auction revenue per vehicle sold was attributable to an increase in fees per car sold, primarily due to an increase in the mix of cars sold in closed sales to non-grounding dealers, as well as an increase in the number of purchased vehicles associated with the ADESA Assurance Program, partially offset by a decrease in online only auction revenue per vehicle sold of $3 due to fluctuations in the Canadian exchange rate.
Gross Profit
For the year ended December 31, 2015, gross profit for ADESA increased $65.8 million, or 13%, to $590.9 million, compared with $525.1 million for the year ended December 31, 2014. Gross profit for ADESA was 42.9% of revenue for the year ended December 31, 2015, compared with 43.1% of revenue for the year ended December 31, 2014. The decrease in gross profit percentage for the year ended December 31, 2015, compared with the year ended December 31, 2014, was primarily the result of the 13% increase in cost of services. The increase in cost of services was primarily attributable to an increase in lower margin ancillary and non-auction services, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $16.7 million, or 6%, to $276.6 million for the year ended December 31, 2015, compared with $259.9 million for the year ended December 31, 2014, primarily due to increases in compensation expense of $9.7 million, selling, general and administrative expenses associated with acquisitions of $7.4 million, incentive-based compensation expense of $4.9 million, acquisition-related professional fees of $2.5 million, customer incentives and marketing related expenses of $2.4 million, the loss on disposal of certain assets of $2.0 million, supply expenses of $1.6 million and travel expenses of $1.5 million, partially offset by a decrease in stock-based compensation expense of $9.1 million and fluctuations in the Canadian exchange rate of $6.4 million.
IAA Results

	Year Ended December 31,
(Dollars in millions)	2015	2014
IAA revenue	$994.4	$895.9
Cost of services*	633.6	555.7
Gross profit*	360.8	340.2
Selling, general and administrative	98.1	98.8
Depreciation and amortization	80.8	76.2
Operating profit	$181.9	$165.2

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $98.5 million, or 11%, to $994.4 million for the year ended December 31, 2015, compared with $895.9 million for the year ended December 31, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 14% for the year ended December 31, 2015, partially offset by a 2% decrease in revenue per vehicle sold, which included an increase in revenue of $25.8 million from HBC and a decrease in revenue of $11.2 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices due to a decrease in scrap prices and the impact of a strong U.S. dollar. IAA's total loss vehicle inventory increased approximately 14% at December 31, 2015, as compared to December 31, 2014. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the year ended December 31, 2015, compared with approximately 6% for the year ended December 31, 2014. The 1% increase in vehicles sold under purchase agreements is representative of vehicles sold by HBC. Online sales volumes for IAA for the years ended December 31, 2015 and 2014 represented over half of the total vehicles sold by IAA.
Gross Profit
For the year ended December 31, 2015, gross profit at IAA increased to $360.8 million, or 36.3% of revenue, compared with $340.2 million, or 38.0% of revenue, for the year ended December 31, 2014. The increase in gross profit was mainly attributable to an 11% increase in revenue, partially offset by a 14% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. For the year ended December 31, 2015, HBC had revenue of approximately $25.8 million and cost of services of approximately $23.5 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 0.7% decrease in IAA's gross profit margin percentage for the year ended December 31, 2015. In addition, the reduction in gross profit on North American purchase contract vehicles accounted for a 0.6% decrease in IAA's gross profit margin percentage for the year ended December 31, 2015.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $0.7 million, or 1%, to $98.1 million for the year ended December 31, 2015, compared with $98.8 million for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily attributable to decreases in stock-based compensation expense of $5.1 million, non-income based taxes of $1.6 million, bad debt expense of $0.9 million, fluctuations in the Canadian exchange rate of $0.8 million and professional fees of $0.7 million, partially offset by increases in telecom costs and other information technology costs of $3.6 million, the inclusion of expenses associated with HBC of $2.2 million and compensation expense of $2.0 million.
AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$239.9	$225.0
Other revenue	16.6	11.9
Provision for credit losses	(16.0)	(12.3)
Other service revenue	27.9	25.5
Total AFC revenue	268.4	250.1
Cost of services*	78.0	69.7
Gross profit*	190.4	180.4
Selling, general and administrative	27.8	28.8
Depreciation and amortization	30.8	30.4
Operating profit	$131.8	$121.2
Loan transactions	1,606,720	1,445,077
Revenue per loan transaction, excluding "Other service revenue"	$150	$155

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2015, AFC revenue increased $18.3 million, or 7%, to $268.4 million, compared with $250.1 million for the year ended December 31, 2014. The increase in revenue was the result of an 11% increase in loan transactions and an increase of 9% in "Other service revenue" generated by PWI, partially offset by a 3% decrease in revenue per loan transaction for the year ended December 31, 2015, which included the impact of a decrease in revenue of $2.4 million, or $1 per loan transaction, due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,641.0 million at December 31, 2015 from $1,371.1 million at December 31, 2014.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $5, or 3%, primarily as a result of a decrease in interest and fee income, fluctuations in the Canadian exchange rate and an increase in the provision for credit losses, partially offset by increases in average loan values, other revenue and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the year ended December 31, 2015, gross profit for the AFC segment increased $10.0 million, or 6%, to $190.4 million, or 70.9% of revenue, compared with $180.4 million, or 72.1% of revenue, for the year ended December 31, 2014, primarily as a result of a 7% increase in revenue, partially offset by a 12% increase in cost of services. The floorplan lending business gross profit margin percentage decreased from 78.5% to 77.5% as a result of lower revenue per loan transaction and increased compensation expense. The gross profit margin percentage in the warranty service contract business decreased from 15.5% to 14.8% partially as a result of costs associated with the expansion of the warranty service contract business into new markets.

Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.0 million, or 3%, to $27.8 million for the year ended December 31, 2015, compared with $28.8 million for the year ended December 31, 2014. The decrease was primarily attributable to a decrease in stock-based compensation expense of $2.7 million, partially offset by increases in compensation expense, travel expense and licensing fees.
Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2015	2014
Selling, general and administrative	$99.5	$83.9
Depreciation and amortization	15.0	9.8
Operating loss	$(114.5)	$(93.7)
Selling, General and Administrative
For the year ended December 31, 2015, selling, general and administrative expenses at the holding company increased $15.6 million, or 19%, to $99.5 million, compared with $83.9 million for the year ended December 31, 2014, primarily as a result of increases in employee related benefits expense of $5.0 million, compensation expense of $5.1 million, acquisition-related professional fees of $1.7 million, stock-based compensation and incentive-based compensation of $1.3 million, other professional fees of $1.0 and other miscellaneous expenses aggregating $1.5 million.
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
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2015 and 2014:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$352.4	$310.5
IAA	261.6	229.6
AFC	68.2	65.9
Total revenues	682.2	606.0
Cost of services*	400.8	344.2
Gross profit*	281.4	261.8
Selling, general and administrative	128.5	113.8
Depreciation and amortization	56.0	51.3
Operating profit	96.9	96.7
Interest expense	24.2	20.9
Other income, net	(2.5)	(1.9)
Income before income taxes	75.2	77.7
Income taxes	26.9	27.4
Net income	$48.3	$50.3
Net income per share
Basic	$0.35	$0.36
Diluted	$0.35	$0.35

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2015, we had revenue of $682.2 million compared with revenue of $606.0 million for the three months ended December 31, 2014, an increase of 13%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Impact of Foreign Currency
The strengthening of the U.S. dollar has had a significant impact on the reporting of our Canadian operations in U.S. dollars. For the three months ended December 31, 2015, fluctuations in the Canadian exchange rate decreased revenue by $13.6 million, operating profit by $4.2 million, net income by $2.6 million and net income per diluted share by $0.02.
ADESA Results

	Three Months Ended December 31,
(Dollars in millions)	2015	2014
ADESA revenue	$352.4	$310.5
Cost of services*	207.8	180.9
Gross profit*	144.6	129.6
Selling, general and administrative	69.3	63.2
Depreciation and amortization	22.4	21.2
Operating profit	$52.9	$45.2

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $41.9 million, or 13%, to $352.4 million for the three months ended December 31, 2015, compared with $310.5 million for the three months ended December 31, 2014. The increase in revenue was primarily a result of a 12% increase in the number of vehicles sold, as well as a 2% increase in revenue per vehicle sold, which included an increase in revenue of $14.8 million for businesses acquired in 2015 and a decrease in revenue of $9.7 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an increase in institutional volume, including vehicles sold on our online only platform, as well as a 9% increase in dealer consignment units sold for the three months ended December 31, 2015 compared with the three months ended December 31, 2014. Online sales volume for ADESA represented approximately 41% of the total vehicles sold in the fourth quarter of 2015, compared with approximately 37% in the fourth quarter of 2014. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 152,000 and 115,000 vehicles through its online only offerings in the fourth quarter of 2015 and 2014, respectively, of which approximately 80,000 and 72,000 represented vehicle sales to grounding dealers in the fourth quarter of 2015 and 2014, respectively. For the three months ended December 31, 2015, dealer consignment vehicles represented approximately 49% of used vehicles sold at ADESA physical auction locations, compared with approximately 47% for the three months ended December 31, 2014. Vehicles sold at physical auction locations increased 6% in the fourth quarter of 2015, compared with the fourth quarter of 2014. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 56.1% for the three months ended December 31, 2015, compared with 56.8% for the three months ended December 31, 2014.
Total revenue per vehicle sold increased 2% to approximately $583 for the three months ended December 31, 2015, compared with approximately $574 for the three months ended December 31, 2014, and included the impact of a decrease in revenue per vehicle sold of $16 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased $40 or 6%, to $740 for the three months ended December 31, 2015, compared with $700 for the three months ended December 31, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $20 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $7 to $113 for the three months ended December 31, 2015, compared with $106 for the three months ended December 31, 2014. The increase in online only auction revenue per vehicle sold was attributable to an increase in fees per car sold, primarily due to an increase in purchased vehicles associated with the ADESA Assurance Program. In addition, there was an increase in the mix of cars sold in closed sales to non-grounding dealers, partially offset by a decrease in online only auction revenue per vehicle sold of $3 due to fluctuations in the Canadian exchange rate.
Gross Profit
For the three months ended December 31, 2015, gross profit for ADESA increased $15.0 million, or 12%, to $144.6 million, compared with $129.6 million for the three months ended December 31, 2014. Gross profit for ADESA was 41.0% of revenue for the three months ended December 31, 2015, compared with 41.7% of revenue for the three months ended December 31, 2014. The decrease in gross profit percentage for the three months ended December 31, 2015, compared with the three months ended December 31, 2014, was primarily the result of the 15% increase in cost of services. The increase in cost of services was primarily attributable to an increase in lower margin ancillary and non-auction services, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $6.1 million, or 10%, to $69.3 million for the three months ended December 31, 2015, compared with $63.2 million for the three months ended December 31, 2014, primarily due to increases in compensation expense of $3.4 million, selling, general and administrative expenses associated with acquisitions of $2.8 million and incentive compensation expense of $2.5 million, partially offset by fluctuations in the Canadian exchange rate of $1.9 million and a decrease in bad debt expense of $0.9 million.
IAA Results

	Three Months Ended December 31,
(Dollars in millions)	2015	2014
IAA revenue	$261.6	$229.6
Cost of services*	173.0	145.4
Gross profit*	88.6	84.2
Selling, general and administrative	25.5	25.2
Depreciation and amortization	21.7	19.6
Operating profit	$41.4	$39.4

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $32.0 million, or 14%, to $261.6 million for the three months ended December 31, 2015, compared with $229.6 million for the three months ended December 31, 2014. The increase in revenue was a result of an increase in vehicles sold of approximately 16% for the three months ended December 31, 2015 partially offset by a 2% decrease in revenue per vehicle sold, which included an increase in revenue of $11.8 million from HBC and a decrease in revenue of $3.2 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices due to a decrease in scrap prices and the impact of a strong U.S. dollar. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the three months ended December 31, 2015 and 2014. Approximately 1% of the vehicles sold under purchase agreements in 2015 is representative of vehicles sold by HBC. Online sales volumes for IAA for the three months ended December 31, 2015 and 2014 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended December 31, 2015, gross profit at IAA increased to $88.6 million, or 33.9% of revenue, compared with $84.2 million, or 36.7% of revenue, for the three months ended December 31, 2014. The increase in gross profit was mainly attributable to a 14% increase in revenue, partially offset by a 19% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. For the three months ended December 31, 2015, HBC had revenue of approximately $11.8 million and cost of services of approximately $10.5 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 1.1% decrease in IAA's gross profit margin percentage for the three months ended December 31, 2015. In addition, the reduction in gross profit on North American purchase contract vehicles accounted for a 0.8% decrease in IAA's gross profit margin percentage for the three months ended December 31, 2015.

Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $0.3 million, or 1%, to $25.5 million for the three months ended December 31, 2015, compared with $25.2 million for the three months ended December 31, 2014. The increase in selling, general and administrative expenses was primarily attributable to the inclusion of expenses associated with HBC of $1.1 million and increases in compensation expense, incentive compensation expense and telecom costs aggregating $1.4 million, partially offset by decreases in professional fees of $1.5 million and non-income based taxes of $0.7 million.
AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$62.1	$58.4
Other revenue	4.5	3.4
Provision for credit losses	(5.5)	(2.7)
Other service revenue	7.1	6.8
Total AFC revenue	68.2	65.9
Cost of services*	20.0	17.9
Gross profit*	48.2	48.0
Selling, general and administrative	6.8	6.7
Depreciation and amortization	7.6	7.7
Operating profit	$33.8	$33.6
Loan transactions	408,247	373,916
Revenue per loan transaction, excluding "Other service revenue"	$150	$158

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2015, AFC revenue increased $2.3 million, or 3%, to $68.2 million, compared with $65.9 million for the three months ended December 31, 2014. The increase in revenue was the result of a 9% increase in loan transactions and an increase of 4% in "Other service revenue" generated by PWI, partially offset by a 5% decrease in revenue per loan transaction for the three months ended December 31, 2015, which included the impact of a decrease in revenue of $0.7 million, or $2 per loan transaction, due to fluctuations in the Canadian exchange rate.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $8, or 5%, primarily as a result of an increase in the provision for credit losses, a decrease in interest and fee income and fluctuations in the Canadian exchange rate, partially offset by increases in average loan values, other revenue and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended December 31, 2015, gross profit for the AFC segment increased $0.2 million to $48.2 million, or 70.7% of revenue, compared with $48.0 million, or 72.8% of revenue, for the three months ended December 31, 2014, primarily as a result of a 3% increase in revenue, partially offset by a 12% increase in cost of services. The floorplan lending business gross profit margin percentage decreased from 78.9% to 77.3% as a result of lower revenue per loan transaction and increased compensation expense. The gross profit margin percentage in the warranty service contract business decreased from 21.7% to 14.1% partially as a result of costs associated with the expansion of the warranty service contract business into new markets.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.1 million, or 1%, to $6.8 million for the three months ended December 31, 2015, compared with $6.7 million for the three months ended December 31, 2014. The increase was primarily attributable to an increase in compensation expense.

Holding Company Results

	Three Months Ended December 31,
(Dollars in millions)	2015	2014
Selling, general and administrative	$26.9	$18.7
Depreciation and amortization	4.3	2.8
Operating loss	$(31.2)	$(21.5)
Selling, General and Administrative
For the three months ended December 31, 2015, selling, general and administrative expenses at the holding company increased $8.2 million, or 44%, to $26.9 million, compared with $18.7 million for the three months ended December 31, 2014, primarily as a result of an increase in employee related benefits expense of $3.9 million, an increase in stock-based compensation expense of $1.6 million and an increase in compensation and incentive-based compensation expense of $1.6 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

	December 31,
(Dollars in millions)	2015	2014
Cash and cash equivalents	$155.0	$152.9
Restricted cash	16.2	17.0
Working capital	220.0	484.3
Amounts available under Credit Facility*	110.0	250.0
Cash flow from operations for the year ended	475.0	431.3

*
There were related outstanding letters of credit totaling approximately $28.0 million and $25.1 million at December 31, 2015 and 2014, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end. The significant decrease in working capital from December 31, 2014 to December 31, 2015 was primarily a result of the use of our available cash and short-term borrowings on our revolving credit facility to support the share repurchase program and other cash needs.

Our available cash, which excludes cash in transit, was $113.2 million at December 31, 2015. Of this amount, approximately $74.5 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Credit Facilities
On March 11, 2014, we established Term Loan B-1, Term Loan B-2 and the revolving credit facility, the terms of which are set forth in the Credit Agreement.
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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven-year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date. Such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.5 million and $9.5 million of Term Loan B-1 and Term Loan B-2, respectively, for the year ended December 31, 2015. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
Term Loan B-1 bears interest at LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 3.13% and 3.50% at December 31, 2015, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The commitment fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2015, $637.2 million was outstanding on Term Loan B-1, $1,098.0 million was outstanding on Term Loan B-2 and $140.0 million was drawn on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $28.0 million and $25.1 million at December 31, 2015 and December 31, 2014, respectively, which reduce the amount available for borrowings under the Credit Facility. The Company intends to repay the $140.0 million of outstanding borrowings under the revolving credit facility within the next twelve months. Our Canadian operations also have a C$8 million line of credit which was undrawn as of December 31, 2015. However, there were related letters of credit outstanding totaling approximately C$0.9 million at December 31, 2015, which reduce credit available under the Canadian line of credit.
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

The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The senior secured leverage ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or non-recurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2015 the ratio could not exceed 3.50 to 1.0 and it continues to decline throughout the remaining life of the Credit Facility until it reaches 3.0 to 1.0 at December 31, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $47.2 million, was 2.78 to 1.0 at December 31, 2015.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at December 31, 2015.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.15 billion for U.S. finance receivables at December 31, 2015.
In June 2015, AFC and AFC Funding Corporation entered into the Sixth Amended and Restated Receivables Purchase
Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S.
committed liquidity from $950 million to $1.15 billion and extended the facility's maturity date from June 30, 2016 to June 29,
2018. In addition, the definition of eligible receivables was expanded and the overcollateralization requirement was reduced. We capitalized approximately $10.0 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at December 31, 2015. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date from June 30, 2016 to June 29, 2018. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,641.0 million and $1,371.1 million at December 31, 2015 and December 31, 2014, respectively. AFC's allowance for losses was $9.0 million and $8.0 million at December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015 and December 31, 2014, $1,626.6 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,201.2 million and $865.2 million of obligations collateralized by finance receivables at December 31, 2015 and December 31, 2014, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2015, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended December 31, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$25.1	$23.3	$21.4	$(21.5)	$48.3
Add back:
Income taxes	13.9	11.1	13.4	(11.5)	26.9
Interest expense, net of interest income	(0.3)	—	6.9	17.2	23.8
Depreciation and amortization	22.4	21.7	7.6	4.3	56.0
Intercompany interest	12.1	9.5	(7.9)	(13.7)	—
EBITDA	73.2	65.6	41.4	(25.2)	155.0
Adjustments per the Credit Agreement	4.4	—	(4.7)	(0.2)	(0.5)
Adjusted EBITDA	$77.6	$65.6	$36.7	$(25.4)	$154.5

	Three Months Ended December 31, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$23.9	$18.5	$19.9	$(12.0)	$50.3
Add back:
Income taxes	7.5	12.4	13.9	(6.4)	27.4
Interest expense, net of interest income	0.1	—	4.9	15.8	20.8
Depreciation and amortization	21.2	19.6	7.7	2.8	51.3
Intercompany interest	13.0	9.4	(5.1)	(17.3)	—
EBITDA	65.7	59.9	41.3	(17.1)	149.8
Adjustments per the Credit Agreement	3.2	0.1	(2.7)	(1.9)	(1.3)
Adjusted EBITDA	$68.9	$60.0	$38.6	$(19.0)	$148.5

	Year Ended December 31, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$109.2	$92.8	$83.2	$(70.6)	$214.6
Add back:
Income taxes	62.3	52.4	51.3	(40.1)	125.9
Interest expense, net of interest income	0.1	—	24.1	66.6	90.8
Depreciation and amortization	86.2	80.8	30.8	15.0	212.8
Intercompany interest	49.7	37.7	(25.3)	(62.1)	—
EBITDA	307.5	263.7	164.1	(91.2)	644.1
Adjustments per the Credit Agreement	21.1	1.4	(16.8)	—	5.7
Adjusted EBITDA	$328.6	$265.1	$147.3	$(91.2)	$649.8

	Year Ended December 31, 2014
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$86.4	$79.7	$76.6	$(73.4)	$169.3
Add back:
Income taxes	43.2	48.4	48.6	(44.5)	95.7
Interest expense, net of interest income	0.6	0.2	18.7	66.4	85.9
Depreciation and amortization	80.2	76.2	30.4	9.8	196.6
Intercompany interest	50.6	37.7	(22.7)	(65.6)	—
EBITDA	261.0	242.2	151.6	(107.3)	547.5
Adjustments per the Credit Agreement	24.0	5.2	(8.1)	30.2	51.3
Adjusted EBITDA	$285.0	$247.4	$143.5	$(77.1)	$598.8

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Net income (loss)	$54.5	$59.5	$52.3	$48.3	$214.6
Add back:
Income taxes	34.6	34.8	29.6	26.9	125.9
Interest expense, net of interest income	20.9	21.8	24.3	23.8	90.8
Depreciation and amortization	50.9	51.8	54.1	56.0	212.8
EBITDA	160.9	167.9	160.3	155.0	644.1
Other adjustments per the Credit Agreement	0.9	2.0	2.4	2.7	8.0
Non-cash charges	4.3	4.3	5.5	2.3	16.4
AFC interest expense	(3.9)	(4.2)	(5.1)	(5.5)	(18.7)
Adjusted EBITDA	$162.2	$170.0	$163.1	$154.5	$649.8

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2015	2014
Net cash provided by (used by):
Operating activities	$475.0	$431.3
Investing activities	(547.6)	(412.8)
Financing activities	94.5	(48.5)
Effect of exchange rate on cash	(19.8)	(8.7)
Net increase (decrease) in cash and cash equivalents	$2.1	$(38.7)
Cash flow from operating activities was $475.0 million for the year ended December 31, 2015, compared with $431.3 million for the year ended December 31, 2014. The increase in operating cash flow was primarily attributable to increased profitability, partially offset by a net decrease in non-cash adjustments to net income.
Net cash used by investing activities was $547.6 million for the year ended December 31, 2015, compared with $412.8 million for the year ended December 31, 2014. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $86.2 million;

•	an increase in capital expenditures of approximately $33.7 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below; and

•	an increase in the additional finance receivables held for investment of approximately $13.1 million.
Net cash provided by financing activities was $94.5 million for the year ended December 31, 2015, compared with net cash used by financing activities of $48.5 million for the year ended December 31, 2014. The increase in net cash from financing activities was primarily attributable to:

•
a larger increase in obligations collateralized by finance receivables of approximately $250.2 million, in part related to the amendment of the securitization agreement, including the reduction of the overcollateralization requirement; and

•	increased borrowings on the revolving credit facility of $140.0 million;

partially offset by:

•	a $227.6 million increase in cash used for the repurchase and retirement of common stock; and

•	a $12.0 million increase in dividends paid to stockholders in 2015, compared with the same period in 2014.
Capital Expenditures
Capital expenditures for the years ended December 31, 2015 and 2014 approximated $134.7 million and $101.0 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $140 million for fiscal year 2016. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.29 per share in 2016 using cash flow from operations, representing an annualized dividend of $1.16 per share. The following dividend information has been released in 2015 and 2016:

•	On February 17, 2015, the Company announced a cash dividend of $0.27 per share that was paid on April 2, 2015, to stockholders of record at the close of business on March 25, 2015.

•	On May 5, 2015, the Company announced a cash dividend of $0.27 per share that was paid on July 2, 2015, to stockholders of record at the close of business on June 24, 2015.

•	On August 3, 2015, the Company announced a cash dividend of $0.27 per share that was paid on October 1, 2015, to stockholders of record at the close of business on September 23, 2015.

•	On November 5, 2015, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2016, to stockholders of record at the close of business on December 22, 2015.

•	On February 17, 2016, the Company announced a cash dividend of $0.29 per share that is payable on April 5, 2016, to stockholders of record at the close of business on March 23, 2016.
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
Acquisitions
The aggregate purchase price for the businesses acquired in 2015, net of cash acquired, was approximately $128.0 million, which included estimated contingent payments with a fair value of $9.9 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $18.6 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $33.3 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and a final valuation of intangibles. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $92.3 million. The goodwill is recorded in the ADESA Auctions and IAA reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results.

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

In June 2015, ADESA (UK) Limited completed the acquisition of HBC, which specializes in salvage vehicle auctions and related services and is headquartered in Canvey Island, England. HBC provides salvage collection and disposal services for the U.K.’s top insurance, fleet and accident management companies. HBC conducts business using a variety of sales channels, including online auctions.

In December 2015, Impact Auto Auctions, a subsidiary of IAA, purchased the assets of Sudbury Auto Auction Ltd. ("SAA"). The purchase of SAA provides the opportunity to expand into northern Ontario.

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
Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2015. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2015 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$250 million revolving credit facility	$140.0	$140.0	$—	$—	$—
Term Loan B-1 (a)	637.2	5.1	632.1	—	—
Term Loan B-2 (a)	1,098.0	8.8	22.4	22.4	1,044.4
Capital lease obligations (b)	49.4	24.3	24.8	0.3	—
Interest payments relating to long-term debt (c)	256.9	94.3	81.5	74.1	7.0
Operating leases (d)	996.2	110.9	198.7	162.7	523.9
Total contractual cash obligations	$3,177.7	$383.4	$959.5	$259.5	$1,575.3
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the capital leases. Future capital lease obligations would change if we entered into additional capital lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2015.

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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015, which are included in this Annual Report on Form 10-K.
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
In accordance with ASC 350, Intangibles—Goodwill and Other, we assess goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. In assessing goodwill, we must make assumptions regarding estimated future cash flows and earnings, changes in our business strategy and economic conditions affecting market valuations related to the fair values of our four reporting units (ADESA Auctions, IAA, AFC and PWI). In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.
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
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the current requirement for entities to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively. We early adopted ASU 2015-17 in the fourth quarter of 2015 and applied it prospectively. We have not retrospectively adjusted prior periods.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires (1) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; (2) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and (3) an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We do not expect the adoption of ASU 2015-16 will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We do not expect the adoption of ASU 2015-05 will have a material impact on the consolidated financial statements.
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
Recent Developments
Agreement to Acquire Brasher's Auto Auctions

In February 2016, ADESA signed a definitive agreement to acquire eight auctions owned by the Brasher family. Brasher's will be acquired for approximately $283 million in cash and will strengthen ADESA's western U.S. footprint. The closing of the transaction is subject to customary conditions, including the expiration or termination of the Hart-Scott-Rodino waiting period. The transaction is expected to close in the first quarter of 2016. In 2015, Brasher's had revenue of approximately $140 million.

Expansion of Senior Secured Revolving Credit Facility

In order to facilitate the acquisition of Brasher's, in February 2016, we exercised the $300 million accordion feature of the revolving credit facility, resulting in an expansion of the revolving credit facility to $550 million. There were no other changes to the Credit Facility's terms, conditions or participating lenders. The Company expects to utilize the revolving credit facility to fund acquisitions and for general corporate purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $9.2 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively. A 1% change in the average Canadian exchange rate for the year ended December 31, 2015 would have impacted net income by approximately $0.7 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2015 would have resulted in an increase in interest expense of approximately $12.5 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2015. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the 2015 acquisitions from our assessment of internal control over financial reporting as of December 31, 2015 because we are continuing to integrate the acquisitions into our corporate processes. The total assets and total revenues of the 2015 acquisitions represent 2.7% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. We continue to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2015, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KAR Auction Services, Inc.:
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Management has excluded from its assessment of internal control over financial reporting as of December 31, 2015, the 2015 acquisitions' internal control over financial reporting associated with total assets of 2.7% and total revenues of 2.5% included in the consolidated financial statements of KAR Auction Services, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of KAR Auction Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the 2015 acquisitions.

/s/ KPMG LLP
Indianapolis, Indiana
February 18, 2016

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Operating revenues
ADESA Auction Services	$1,376.8	$1,218.5	$1,118.6
IAA Salvage Services	994.4	895.9	830.0
AFC	268.4	250.1	224.7
Total operating revenues	2,639.6	2,364.5	2,173.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,497.5	1,318.8	1,232.2
Selling, general and administrative	502.0	471.4	490.0
Depreciation and amortization	212.8	196.6	194.4
Total operating expenses	2,212.3	1,986.8	1,916.6
Operating profit	427.3	377.7	256.7
Interest expense	91.4	86.2	104.7
Other income, net	(4.6)	(3.8)	(2.6)
Loss on extinguishment/modification of debt	—	30.3	5.4
Income before income taxes	340.5	265.0	149.2
Income taxes	125.9	95.7	81.5
Net income	$214.6	$169.3	$67.7
Net income per share
Basic	$1.53	$1.21	$0.49
Diluted	$1.51	$1.19	$0.48
Dividends declared per common share	$1.08	$1.02	$0.82

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$214.6	$169.3	$67.7
Other comprehensive loss, net of tax
Foreign currency translation loss	(38.5)	(20.3)	(16.6)
Unrealized loss on postretirement benefit obligation	(0.1)	—	—
Unrealized gain on interest rate derivatives, net of tax of $(0.2) for the year ended December 31, 2013	—	—	0.2
Total other comprehensive loss, net of tax	(38.6)	(20.3)	(16.4)
Comprehensive income	$176.0	$149.0	$51.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$155.0	$152.9
Restricted cash	16.2	17.0
Trade receivables, net of allowances of $6.6 and $6.3	511.9	401.2
Finance receivables, net of allowances $9.0 and $8.0	1,632.0	1,363.1
Deferred income tax assets	—	41.0
Other current assets	131.0	99.7
Total current assets	2,446.1	2,074.9
Other assets
Goodwill	1,795.9	1,705.2
Customer relationships, net of accumulated amortization of $619.3 and $551.1	417.7	484.4
Other intangible assets, net of accumulated amortization of $258.1 and $221.2	310.8	306.2
Unamortized debt issuance costs	20.3	16.7
Other assets	34.1	36.2
Total other assets	2,578.8	2,548.7
Property and equipment, net of accumulated depreciation of $569.6 and $507.2	766.9	727.9
Total assets	$5,791.8	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2015	2014
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$608.4	$471.7
Accrued employee benefits and compensation expenses	90.9	77.6
Accrued interest	0.8	0.3
Other accrued expenses	128.4	114.4
Income taxes payable	5.3	5.5
Dividends payable	37.2	38.2
Obligations collateralized by finance receivables	1,201.2	865.2
Current maturities of long-term debt	153.9	17.7
Total current liabilities	2,226.1	1,590.6
Non-current liabilities
Long-term debt	1,719.3	1,736.6
Deferred income tax liabilities	300.8	333.4
Other liabilities	159.5	143.8
Total non-current liabilities	2,179.6	2,213.8
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
137,795,296 (2015)
141,316,444 (2014)	1.4	1.4
Additional paid-in capital	1,407.6	1,593.7
Retained earnings (accumulated deficit)	17.3	(46.4)
Accumulated other comprehensive loss	(40.2)	(1.6)
Total stockholders' equity	1,386.1	1,547.1
Total liabilities and stockholders' equity	$5,791.8	$5,351.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	136.7	$1.4	$1,433.9	$(26.7)	$35.1	$1,443.7
Net income				67.7		67.7
Other comprehensive loss, net of tax					(16.4)	(16.4)
Issuance of common stock under stock plans	2.3		25.3			25.3
Stock-based compensation expense			67.2			67.2
Excess tax benefit from stock-based compensation			7.6			7.6
Cash dividends declared to stockholders ($0.82 per share)				(113.3)		(113.3)
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8
Net income				169.3		169.3
Other comprehensive loss					(20.3)	(20.3)
Issuance of common stock under stock plans	2.3		27.6			27.6
Stock-based compensation expense			28.0			28.0
Excess tax benefit from stock-based compensation			4.1			4.1
Cash dividends declared to stockholders ($1.02 per share)				(143.4)		(143.4)
Balance at December 31, 2014	141.3	$1.4	$1,593.7	$(46.4)	$(1.6)	$1,547.1
Net income				214.6		214.6
Other comprehensive loss					(38.6)	(38.6)
Issuance of common stock under stock plans	1.8		22.7			22.7
Stock-based compensation expense			11.7			11.7
Excess tax benefit from stock-based compensation			7.1			7.1
Repurchase and retirement of common stock	(5.3)		(227.6)			(227.6)
Cash dividends declared to stockholders ($1.08 per share)				(150.9)		(150.9)
Balance at December 31, 2015	137.8	$1.4	$1,407.6	$17.3	$(40.2)	$1,386.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$214.6	$169.3	$67.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212.8	196.6	194.4
Provision for credit losses	18.8	16.6	11.7
Deferred income taxes	5.0	(24.5)	22.7
Amortization of debt issuance costs	7.2	7.5	11.1
Stock-based compensation	11.7	28.0	67.2
Excess tax benefit from stock-based compensation	(7.1)	(4.1)	(7.6)
Loss (gain) on disposal of fixed assets	0.9	(0.2)	0.1
Loss on extinguishment/modification of debt	—	30.3	5.4
Other non-cash, net	2.0	3.6	5.5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(127.0)	(52.3)	11.8
Accounts payable and accrued expenses	136.1	60.5	44.0
Net cash provided by operating activities	475.0	431.3	434.0
Investing activities
Net increase in finance receivables held for investment	(295.9)	(282.8)	(118.8)
Acquisition of businesses (net of cash acquired) and equity method investments	(118.1)	(31.9)	(45.8)
Purchases of property, equipment and computer software	(134.7)	(101.0)	(96.6)
Proceeds from the sale of property and equipment	0.3	1.1	0.2
Decrease (increase) in restricted cash	0.8	1.8	(6.9)
Net cash used by investing activities	(547.6)	(412.8)	(267.9)
Financing activities
Net increase in book overdrafts	10.7	9.9	3.7
Net increase in borrowings from lines of credit	140.0	—	—
Net increase in obligations collateralized by finance receivables	349.8	99.6	64.0
Proceeds from long-term debt	—	1,767.2	188.0
Payments for debt issuance costs/amendments	(10.9)	(12.3)	(26.0)
Payments on long-term debt	(21.5)	(1,785.1)	(52.7)
Payment for early extinguishment of debt	—	—	(188.4)
Payments on capital leases	(20.5)	(19.4)	(15.7)
Payments of contingent consideration and deferred acquisition costs	(1.2)	(0.2)	(1.6)
Initial net investment for interest rate caps	(2.2)	—	(2.2)
Issuance of common stock under stock plans	22.7	27.6	25.3
Excess tax benefit from stock-based compensation	7.1	4.1	7.6
Repurchase and retirement of common stock	(227.6)	—	—
Dividends paid to stockholders	(151.9)	(139.9)	(78.6)
Net cash provided by (used by) financing activities	94.5	(48.5)	(76.6)
Effect of exchange rate changes on cash	(19.8)	(8.7)	(6.6)
Net increase (decrease) in cash and cash equivalents	2.1	(38.7)	82.9
Cash and cash equivalents at beginning of period	152.9	191.6	108.7
Cash and cash equivalents at end of period	$155.0	$152.9	$191.6
Cash paid for interest	$79.7	$75.9	$89.8
Cash paid for taxes, net of refunds	$129.9	$102.2	$46.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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
Business and Nature of Operations
As of December 31, 2015, we have a North American network of 66 ADESA whole car auction sites and 171 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. IAA also includes HBC Vehicle Services, which operates from 10 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 118 locations throughout the United States and Canada as of December 31, 2015. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We currently use five interest rate caps to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives is recorded in "Other assets" on the consolidated balance sheet. We have not designated any of the current interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate derivatives are recognized as "Interest expense" in the consolidated statement of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a loss of $1.0 million for the year ended December 31, 2015, a loss of $0.3 million for the year ended December 31, 2014 and a gain of $0.2 million for the year ended December 31, 2013. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
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
Finance receivables include floorplan receivables created by financing dealer purchases of vehicles in exchange for a security interest in those vehicles and special purpose loans. Floorplan receivables become due at the earlier of the dealer subsequently selling the vehicle or a predetermined time period (generally 30 to 90 days). Special purpose loans relate to loans that are either line of credit loans or working capital loans that can be either secured or unsecured based on the facts and circumstances of the specific loans.
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
Other Current Assets
Other current assets consist of inventories, prepaid expenses, taxes receivable and other miscellaneous assets. The inventories, which consist of vehicles, supplies and parts, are accounted for on the specific identification method and are stated at the lower of cost or net realizable value.
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
December 31, 2015, 2014 and 2013

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
December 31, 2015, 2014 and 2013

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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $136.7 million and $126.0 million at December 31, 2015 and 2014, respectively.
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
December 31, 2015, 2014 and 2013

AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2015	2014	2013
Interest and fee income	$239.9	$225.0	$211.1
Other revenue	16.6	11.9	10.7
Provision for credit losses	(16.0)	(12.3)	(9.6)
Other service revenue	27.9	25.5	12.5
	$268.4	$250.1	$224.7
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
Other revenue
Other revenue includes lot check fees, filing fees, lien holder payoff services and document processing fees, each of which are charged to and collected from AFC's customers.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Net Income per Share
Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the year. Diluted net income per share represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and performance-based restricted stock units ("PRSUs") subject to performance conditions which have not yet been satisfied are excluded from the calculations.
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
New Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU eliminates the current requirement for entities to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the guidance may be applied either prospectively or retrospectively. We early adopted ASU 2015-17 in the fourth quarter of 2015 and applied it prospectively. We have not retrospectively adjusted prior periods.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Note 3—Acquisitions and Equity Method Investment
2015 Acquisitions
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

In June 2015, ADESA (UK) Limited completed the acquisition of HBC, which specializes in salvage vehicle auctions and related services and is headquartered in Canvey Island, England. HBC provides salvage collection and disposal services for the U.K.’s top insurance, fleet and accident management companies. HBC conducts business using a variety of sales channels, including online auctions.

In December 2015, Impact Auto Auctions, a subsidiary of IAA, purchased the assets of Sudbury Auto Auction Ltd. ("SAA"). The purchase of SAA provides the opportunity to expand into northern Ontario.

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

The aggregate purchase price for the businesses acquired in 2015, net of cash acquired, was approximately $128.0 million, which included estimated contingent payments with a fair value of $9.9 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $18.6 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $33.3 million to intangible assets, representing the fair value of acquired customer relationships, tradenames and software, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and a final valuation of intangibles. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $92.3 million. The goodwill is recorded in the ADESA Auctions and IAA reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2015.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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
TradeRev’s results of operations are recorded on a one-month lag basis. The Company’s share in the net losses of TradeRev for fiscal year 2015 and 2014 was $0.8 million and $0.2 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.
2013 Acquisitions
In June 2013, the Company purchased the stock of PWI Holdings, Inc., whose subsidiary, Preferred Warranties, Inc., markets vehicle service contracts through a network of independent used vehicle dealers, for $27.3 million, net of cash acquired. The acquisition strengthens KAR's product offerings to independent used vehicle dealers. The assets of PWI Holdings, Inc. included accounts receivable, software and customer relationships related to the business. Financial results for this acquisition have been included in our consolidated financial statements from the date of acquisition. The financial impact of this acquisition, including annualized pro forma financial results, was immaterial to the Company's consolidated statement of income for the year ended December 31, 2013.
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
Note 4—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. PRSUs, service-based restricted stock units ("RSUs"), service options, exit options, KAR LLC profit interests and Axle LLC profit interests. We have classified the KAR Auction Services, Inc. PRSUs, RSUs, service options and exit options as equity awards. The KAR LLC and Axle LLC profit interests were classified as liability awards. The main difference between a liability-classified award and an equity-classified award is that liability-classified awards are remeasured each reporting period at fair value.
The compensation cost that was charged against income for all stock-based compensation plans was $11.7 million, $28.0 million and $67.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $4.4 million, $10.1 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. There was no income tax benefit recognized by us with respect to the KAR LLC and Axle LLC profit interests for the year ended December 31, 2013. We did not capitalize any stock-based compensation cost in the years ended December 31, 2015, 2014 or 2013.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2015	2014	2013
PRSUs	$6.1	$3.5	$0.2
RSUs	2.5	—	—
Service options	3.1	3.6	2.7
Exit options	—	20.9	12.2
KAR LLC operating units - profit interests	—	—	6.1
KAR LLC value units - profit interests	—	—	18.4
Axle LLC operating units - profit interests	—	—	5.4
Axle LLC value units - profit interests	—	—	22.2
Total stock-based compensation expense	$11.7	$28.0	$67.2

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Exit Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. At KAR Auction Services' Annual Meeting of Stockholders in June 2014, the stockholders approved the amendment and restatement of the Omnibus Plan. As a result, the maximum number of shares that may be issued pursuant to awards under the Omnibus Plan was increased from 6.5 million to 12.5 million. The Omnibus Plan provides for the grant of options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards.
PRSUs
In 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $37.03, which was determined using the closing price of the Company's common stock on the dates of grant.
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
As of December 31, 2015, an estimated $9.5 million of unrecognized compensation expense related to nonvested PRSUs is expected to be recognized over a weighted average term of approximately 1.6 years.
RSUs
In 2015, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $37.04. Dividend equivalents accrue on the RSUs and are subject to the same vesting and forfeiture terms as the RSUs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

The following table summarizes RSU activity, excluding dividend equivalents, under the Omnibus Plan for the year ended December 31, 2015:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2015	—	N/A
Granted	253,425	$37.04
Vested	—	N/A
Forfeited	(13,038)	37.02
RSUs at December 31, 2015	240,387	$37.04
As of December 31, 2015, there was approximately $6.4 million of unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average term of 2.2 years.
Service Options
In 2014 and 2013, we granted approximately 0.9 million and 0.6 million service options, respectively, with a weighted average exercise price of $30.06 and $23.92 per share, respectively, under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the respective grant dates.
Exit Options
The outstanding exit options granted in 2010 under the Omnibus Plan contain the same vesting criteria as the exit options noted below under the KAR Auction Services, Inc. Stock Incentive Plan.
KAR Auction Services, Inc. Stock Incentive Plan - Service Options and Exit Options
The Company adopted the KAR Auction Services, Inc. Stock Incentive Plan (the "Plan") in May 2007. The Plan was intended to provide equity incentive benefits to the Company's employees. The maximum number of shares that were to be issued pursuant to awards under the Plan was approximately 7.9 million. The Plan provided for the grant of incentive stock options and non-qualified stock options and restricted stock. Awards granted since the adoption of the Plan were non-qualified stock options, and no further grants will be awarded under the Plan.
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
December 31, 2015, 2014 and 2013

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

The exit options granted under the Plan and the Omnibus Plan vested as follows:

Amount Vested	Vesting Conditions	Vested & Exercisable Date
25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $20.00	March 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $25.00	August 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $30.00	March 2014
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeds $35.00	March 2015
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
The exit options originally granted under the Axle Holdings, Inc. Stock Incentive Plan vested as follows:

Amount Vested	Vesting Conditions	Vested & Exercisable Date
25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $16.01	May 2011
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $19.21	January 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $22.41	May 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $25.62	August 2013

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Service Options Summary
The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2015:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	2,744,907	$20.58
Granted	—	N/A
Exercised	(510,769)	15.63
Forfeited	(69,973)	24.33
Canceled	(836)	26.87
Outstanding at December 31, 2015	2,163,329	$21.66	6.6 years	$33.3
Exercisable at December 31, 2015	1,218,960	$17.17	5.6 years	$24.2
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2015. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $37.03 on December 31, 2015. The total intrinsic value of service options exercised during the years ended December 31, 2015, 2014 and 2013 was $11.0 million, $12.4 million and $12.8 million, respectively. The fair value of all vested and exercisable service options at December 31, 2015 and 2014 was $45.1 million and $36.4 million, respectively.
As of December 31, 2015, there was approximately $3.9 million of unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 2.0 years.
Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service periods, using the straight-line attribution method. The weighted average fair value of the service options granted was $6.37 per share and $4.98 per share for the years ended December 31, 2014 and 2013, respectively. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2014	2013
Risk-free interest rate	1.80% - 1.915%	0.535% - 0.985%
Expected life	6.25 years	4 years
Expected volatility	30.0%	35.0%
Dividend yield	3.24% - 3.45%	2.95% - 3.62%
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Exit Options Summary
The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2015:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	3,133,553	$10.83
Granted	—	N/A
Exercised	(1,322,129)	10.17
Forfeited	(2,996)	12.25
Canceled	—	N/A
Outstanding at December 31, 2015	1,808,428	$11.27	2.6 years	$46.6
Exercisable at December 31, 2015	1,808,428	$11.27	2.6 years	$46.6
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2015. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $37.03 on December 31, 2015. The total intrinsic value of exit options exercised during the years ended December 31, 2015, 2014 and 2013 was $35.9 million, $30.8 million and $20.6 million, respectively. The fair value of all vested and exercisable exit options at December 31, 2015 and 2014 was $67.0 million and $62.8 million, respectively.
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
December 31, 2015, 2014 and 2013

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
The service requirement for the operating units was fulfilled during 2011 and the operating units were fully vested from that time. The operating units were accounted for as liability awards and as such, compensation expense related to the operating units was recognized using the straight-line attribution method. The compensation expense of KAR LLC, which was for the benefit of Company employees, resulted in a capital contribution from KAR LLC to the Company and compensation expense for the Company.
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
KAR Auction Services, Inc. Employee Stock Purchase Plan
A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP"). At December 31, 2015, 644,439 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.
Share Repurchase Program
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. As of December 31, 2015, we had repurchased and retired a total of 744,900 shares of common stock in the open market at a weighted average price of $37.04 per share.
In August 2015, as part of the authorized program to repurchase common stock noted above, the Company entered into an accelerated share repurchase agreement under which it paid $200 million for an initial delivery of approximately 4.6 million shares of its common stock. The initial delivery of shares represented 90% of the shares anticipated to be repurchased based on current market prices at that time. The initial delivery of shares also resulted in an immediate reduction in the number of shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share. The Company settled the accelerated share repurchase agreement in January 2016 and received approximately 0.8 million additional shares of its common stock based on an adjusted volume weighted average price of its stock over the period. In total, 5,413,274 shares were repurchased under the accelerated share repurchase agreement at an average repurchase price of $36.95 per share.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Note 5—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income	$214.6	$169.3	$67.7
Weighted average common shares outstanding	140.1	140.2	137.9
Effect of dilutive stock options and restricted stock awards	2.2	1.6	2.9
Weighted average common shares outstanding and potential common shares	142.3	141.8	140.8
Net income per share
Basic	$1.53	$1.21	$0.49
Diluted	$1.51	$1.19	$0.48
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options and approximately 0.4 million and 0.3 million options were excluded from the calculation of diluted net income per share for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, approximately 0.3 million and approximately 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the years ended December 31, 2015 and 2014, respectively. Total options outstanding at December 31, 2015, 2014 and 2013 were 4.0 million, 5.9 million and 7.5 million, respectively.
Note 6—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2015	2014	2013
Allowance for Credit Losses
Balance at beginning of period	$8.0	$8.0	$8.0
Provision for credit losses	16.0	12.3	9.6
Recoveries	4.1	3.5	3.7
Less charge-offs	(19.1)	(15.8)	(13.3)
Balance at end of period	$9.0	$8.0	$8.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2015	2014	2013
Allowance for Doubtful Accounts
Balance at beginning of period	$6.3	$4.8	$5.3
Provision for credit losses	2.8	4.3	2.1
Less net charge-offs	(2.5)	(2.8)	(2.6)
Balance at end of period	$6.6	$6.3	$4.8
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.15 billion for U.S. finance receivables at December 31, 2015.
In June 2015, AFC and AFC Funding Corporation entered into the Sixth Amended and Restated Receivables Purchase
Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement increased AFC Funding's U.S.
committed liquidity from $950 million to $1.15 billion and extended the facility's maturity date from June 30, 2016 to June 29,
2018. In addition, the definition of eligible receivables was expanded and the overcollateralization requirement was reduced. We capitalized approximately $10.0 million of costs in connection with the Receivables Purchase Agreement.
In June 2013, AFC and AFC Funding Corporation entered into the Fifth Amended and Restated Receivables Purchase Agreement to increase AFC Funding's U.S. committed liquidity and extend the facility's maturity date. In the second quarter of 2013, we recorded a $0.7 million pretax charge primarily resulting from the write-off of a portion of the unamortized securitization issuance costs.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at December 31, 2015. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement (the “Canadian Receivables Purchase Agreement”). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date from June 30, 2016 to June 29, 2018. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2015		Net Credit Losses During 2015
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,635.5	$7.0	$15.0
Other loans	5.5	—	—
Total receivables managed	$1,641.0	$7.0	$15.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

	December 31, 2014		Net Credit Losses During 2014
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,365.1	$4.2	$12.3
Other loans	6.0	—	—
Total receivables managed	$1,371.1	$4.2	$12.3
AFC's allowance for losses was $9.0 million and $8.0 million at December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, $1,626.6 million and $1,364.9 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,201.2 million and $865.2 million of obligations collateralized by finance receivables at December 31, 2015 and 2014, respectively.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2015, we were in compliance with the covenants in the securitization agreements.
Note 8—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2013	$962.6	$523.5	$219.0	$1,705.1
Increase for acquisition activity	0.5	—	—	0.5
Other	(0.4)	—	—	(0.4)
Balance at December 31, 2014	$962.7	$523.5	$219.0	$1,705.2
Increase for acquisition activity	77.6	14.7	—	92.3
Other	(0.9)	(0.7)	—	(1.6)
Balance at December 31, 2015	$1,039.4	$537.5	$219.0	$1,795.9
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2015 primarily as a result of acquisitions. A majority of the goodwill resulting from the businesses acquired in 2015 is expected to be deductible for tax purposes. There was no significant goodwill activity in 2014.
A summary of customer relationships is as follows (in millions):

		December 31, 2015			December 31, 2014
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$1,037.0	$(619.3)	$417.7	$1,035.5	$(551.1)	$484.4
The decrease in customer relationships in 2015 was primarily related to the amortization of existing customer relationships, as well as changes in the Canadian exchange rate, partially offset by customer relationships acquired.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

A summary of other intangibles is as follows (in millions):

		December 31, 2015			December 31, 2014
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$199.2	$(5.3)	$193.9	$198.3	$(3.8)	$194.5
Computer software & technology	3 - 13	354.2	(238.3)	115.9	313.6	(203.7)	109.9
Covenants not to compete	1 - 5	15.5	(14.5)	1.0	15.5	(13.7)	1.8
Total		$568.9	$(258.1)	$310.8	$527.4	$(221.2)	$306.2
Other intangibles increased in 2015 primarily as a result of computer software additions and acquisitions, partially offset by the amortization of existing intangibles.
Amortization expense for customer relationships and other intangibles was $138.0 million, $128.8 million and $130.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense on existing intangible assets for the next five years is $140.3 million for 2016, $123.6 million for 2017, $87.7 million for 2018, $62.1 million for 2019 and $47.0 million for 2020.
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2015	2014
Land		$236.8	$240.4
Buildings	5 - 40	217.0	223.7
Land improvements	5 - 20	149.1	148.0
Building and leasehold improvements	3 - 33	348.4	313.5
Furniture, fixtures and equipment	1 - 10	325.5	271.9
Vehicles	3 - 10	15.0	11.5
Construction in progress		44.7	26.1
		1,336.5	1,235.1
Accumulated depreciation		(569.6)	(507.2)
Property and equipment, net		$766.9	$727.9
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $74.8 million, $67.8 million and $64.3 million, respectively.
We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2015	2014
Furniture, fixtures and equipment	$120.4	$89.8
Accumulated depreciation	(71.3)	(53.5)
Capital lease assets	$49.1	$36.3

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$33.3	$27.8	$24.0
Net payments	(66.3)	(55.8)	(59.3)
Expense	69.1	61.3	63.1
Balance at end of period	$36.1	$33.3	$27.8
Individual stop-loss coverage for medical benefits was $0.5 million and $0.4 million in 2015 and 2014, respectively. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile, general liability and workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in both the 2015 and 2014 policy years. Once the $1.0 million corridor deductible is met, the deductible reverts back to $0.5 million per occurrence. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $25.0 million for both the 2015 and 2014 policy years.
Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate		Maturity	2015	2014
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$637.2	$645.1
Term Loan B-2	Adjusted LIBOR	+ 2.75%	March 11, 2021	1,098.0	1,111.6
Revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	140.0	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,875.2	1,756.7
Unamortized debt discount				(2.0)	(2.4)
Current portion of long-term debt				(153.9)	(17.7)
Long-term debt				$1,719.3	$1,736.6
The weighted average interest rate on our variable rate debt was 3.31% and 3.25% at December 31, 2015 and 2014, respectively.
Credit Facility
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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
Term Loan B-2 was issued at a discount of $2.8 million. The discount is being amortized using the effective interest method to interest expense over the seven-year term of the loan. Both Term Loan B-1 and Term Loan B-2 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively, as of the effective date. Such payments commenced on June 30, 2014 and the balances are payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.5 million and $9.5 million of Term Loan B-1 and Term Loan B-2, respectively, for the year ended December 31, 2015. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the next eight scheduled quarterly installments of Term Loan B-1 and Term Loan B-2 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2015.
Term Loan B-1 bears interest at LIBOR plus 2.5%, Term Loan B-2 at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at LIBOR plus 2.25%. However, for specified types of borrowings, the Company may elect to make Term Loan B-1 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.50%, Term Loan B-2 at a Base Rate plus 1.75% and revolving loan borrowings at a Base Rate plus 1.25%. The rates on Term Loan B-1 and Term Loan B-2 were 3.13% and 3.50% at December 31, 2015, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on Term Loan B-2 and the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2015 $140.0 million was drawn on the revolving credit facility and there were no borrowings on the revolving credit facility at December 31, 2014. In addition, we had related outstanding letters of credit in the aggregate amount of $28.0 million and $25.1 million at December 31, 2015 and 2014, respectively, which reduce the amount available for borrowings under the revolving credit facility. The $140.0 million of outstanding borrowings under the revolving credit facility have been classified as current debt as the Company intends to repay the outstanding borrowings within the next twelve months.
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
December 31, 2015, 2014 and 2013

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
Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 50 basis points. There were no borrowings under the Canadian line of credit at December 31, 2015 or 2014. There were related letters of credit outstanding totaling approximately C$0.9 million and C$1.1 million at December 31, 2015 and 2014, respectively, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.
Future Principal Payments
At December 31, 2015, aggregate future principal payments on long-term debt are as follows (in millions):

2016	$153.9
2017	643.3
2018	11.2
2019	11.2
2020	11.2
Thereafter	1,044.4
$1,875.2

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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

Asset Derivatives
	December 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2015 Interest rate caps	Other assets	$0.7	Other assets	N/A
2013 Interest rate caps	Other assets	N/A	Other assets	$—
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2015	2014	2013
2015 Interest rate caps	Interest expense	$(1.5)	N/A	N/A
2013 Interest rate caps	Interest expense	$—	$(0.8)	$(1.4)
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
As of December 31, 2015 and 2014, the estimated fair value of our long-term debt amounted to $1,867.4 million and $1,732.2 million, respectively. The estimates of fair value were based on broker-dealer quotes for our debt as of December 31, 2015 and 2014. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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
We also lease furniture, fixtures and equipment under capital leases. The economic substance of the leases is that we are financing the purchase of furniture, fixtures and equipment through leases and, accordingly, they are recorded as assets and liabilities. The capital lease liabilities are included in "Other accrued expenses" and "Other liabilities" on the consolidated balance sheet. Depreciation expense includes the amortization of assets held under capital leases. Total future minimum lease payments for non-cancellable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2015 are as follows (in millions):

	Operating Leases	Capital Leases
2016	$110.9	$24.3
2017	103.4	17.2
2018	95.3	7.6
2019	86.1	0.2
2020	76.6	0.1
Thereafter	523.9	—
	$996.2	$49.4
Less: interest portion of capital leases		2.2
Total		$47.2
Total lease expense for the years ended December 31, 2015, 2014 and 2013 was $115.0 million, $108.9 million and $111.1 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Note 14—Income Taxes
The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Income before income taxes:
Domestic	$259.5	$199.3	$88.6
Foreign	81.0	65.7	60.6
Total	$340.5	$265.0	$149.2
Income tax expense (benefit):
Current:
Federal	$88.6	$87.0	$27.3
Foreign	22.6	21.1	23.6
State	9.7	12.1	7.9
Total current provision	120.9	120.2	58.8
Deferred:
Federal	6.5	(18.6)	22.7
Foreign	(1.8)	(2.2)	(2.6)
State	0.3	(3.7)	2.6
Total deferred provision	5.0	(24.5)	22.7
Income tax expense	$125.9	$95.7	$81.5
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	2.1%	3.0%	4.9%
Reserves for tax exposures	0.3%	(0.1)%	0.7%
Change in valuation allowance	0.3%	(0.2)%	2.8%
International operations	(1.2)%	(0.6)%	(0.2)%
Profit interests	—%	—%	12.2%
Other, net	0.5%	(1.0)%	(0.8)%
Effective rate	37.0%	36.1%	54.6%
During 2013, the effective tax rate was impacted by $52.1 million in profit interest expense which is not deductible for income tax purposes and from the establishment of a valuation allowance against certain state net operating losses.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2015 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

As a result of the prospective application of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, we offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and presented them as a single non-current deferred income tax liability at December 31, 2015. We have not retrospectively adjusted prior periods.
Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2015	2014
Gross deferred tax assets:
Allowances for trade and finance receivables	$5.5	$5.2
Accruals and liabilities	54.1	49.5
Employee benefits and compensation	27.2	39.8
Interest rate cap	—	0.2
Net operating loss carryforwards	26.7	31.6
Investment basis difference	2.6	1.4
Other	9.9	11.0
Total deferred tax assets	126.0	138.7
Deferred tax asset valuation allowance	(21.2)	(18.2)
Total	104.8	120.5
Gross deferred tax liabilities:
Property and equipment	(104.4)	(94.6)
Goodwill and intangible assets	(293.4)	(311.2)
Other	(7.8)	(7.1)
Total	(405.6)	(412.9)
Net deferred tax liabilities	$(300.8)	$(292.4)
The gross tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2016	$0.3
2017	0.2
2018	0.3
2019	0.2
2020	0.7
2021 to 2035	25.0
$26.7
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $113.3 million at December 31, 2015. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, tax expense would need to be recognized at the U.S. statutory rate, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $95.2 million, $69.2 million and $19.8 million in 2015, 2014 and 2013, respectively. State and foreign income taxes paid by us, net of refunds, totaled $34.7 million, $33.0 million and $27.0 million in 2015, 2014 and 2013, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2015	2014
Balance at beginning of period	$18.6	$21.2
Increase in prior year tax positions	—	0.2
Decrease in prior year tax positions	(1.9)	(0.4)
Increase in current year tax positions	1.2	0.6
Settlements	—	(1.7)
Lapse in statute of limitations	(3.0)	(1.3)
Balance at end of period	$14.9	$18.6
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $8.2 million and $9.6 million at December 31, 2015 and 2014, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $4.6 million and $5.6 million in 2015 and 2014, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, United Kingdom and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2008.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $1.0 million to $4.0 million decrease.
Note 15—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2015, 2014 and 2013 we contributed $10.8 million, $9.0 million and $8.3 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.1 million and $0.2 million at December 31, 2015 and December 31, 2014, respectively. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County, have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council are beginning to conduct

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

an injury assessment for natural resource damages in the LDW. The Notice of Intent indicates that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
In addition, the Washington State Department of Ecology ("Ecology") is working with the EPA in relation to the LDW Site, primarily to investigate and address sources of potential contamination contributing to the LDW Site. In 2007, IAA installed a stormwater capture and filtration system designed to treat sources of potential contamination before discharge to the LDW site. The immediate-past property owner, the former property owner and IAA have had discussions with Ecology concerning possible source control measures, including an investigation of the water and soils entering the stormwater system, an analysis of the source of contamination identified within the system, if any, and possible repairs and upgrades to the stormwater system if required. In October 2014, Ecology, in furtherance of its source control obligations, conducted stormwater sampling at the property, collecting water samples from within the stormwater system. Although no solids were detected in the stormwater system during the sampling, Ecology tested the water that was collected for various constituents. Ecology issued a data report related to the sampling event in June 2015. The report did not contain any discussion related to future activities related to the IAA Tukwila facility, nor did it note any violation of any permit term or regulatory requirement related to the facility. At this time, IAA is not aware of any additional Ecology source control activities planned for the site. Additional source control measures, if any, are not expected to have a material adverse effect on future recurring operating costs.
Note 17—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2015	2014
Foreign currency translation loss	$(40.3)	$(1.8)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.2
Accumulated other comprehensive loss	$(40.2)	$(1.6)

Note 18—Related Party Transactions
Registration Rights Agreement
Since November 2013, affiliates of the Equity Sponsors, other equity co-investors and members of our management no longer hold an interest in our outstanding common stock directly through their investment in KAR LLC. Pursuant to a registration rights agreement entered into with the Equity Sponsors, KAR LLC caused us to file a registration statement (Registration No. 333-174038) under the Securities Act. For the year ended December 31, 2013, pursuant to the registration statement, KAR LLC sold 91,328,660 of its shares in KAR Auction Services. We incurred expenses of approximately $1.7 million related to such sales and we received no proceeds from the sales. The expenses related to the sales were recorded to "Selling, general and administrative" in the consolidated statement of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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
IAA encompasses all salvage auctions throughout North America (U.S. and Canada). Beginning in June 2015, the IAA segment also includes HBC, which operates salvage vehicle auctions and related services in the United Kingdom. IAA provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. As such, IAA relates to total loss vehicle remarketing, including auction services, remarketing, or make ready services. All are interrelated, synergistic elements along the total loss vehicle remarketing chain.
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
Financial information regarding our reportable segments is set forth below for the year ended December 31, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,376.8	$994.4	$268.4	$—	$2,639.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	785.9	633.6	78.0	—	1,497.5
Selling, general and administrative	276.6	98.1	27.8	99.5	502.0
Depreciation and amortization	86.2	80.8	30.8	15.0	212.8
Total operating expenses	1,148.7	812.5	136.6	114.5	2,212.3
Operating profit (loss)	228.1	181.9	131.8	(114.5)	427.3
Interest expense	0.7	—	24.1	66.6	91.4
Other (income) expense, net	(1.7)	(1.7)	(1.5)	0.3	(4.6)
Intercompany expense (income)	57.6	38.4	(25.3)	(70.7)	—
Income (loss) before income taxes	171.5	145.2	134.5	(110.7)	340.5
Income taxes	62.3	52.4	51.3	(40.1)	125.9
Net income (loss)	$109.2	$92.8	$83.2	$(70.6)	$214.6
Total assets	$2,390.9	$1,292.1	$2,037.2	$71.6	$5,791.8
Capital expenditures	$70.0	$40.4	$7.0	$17.3	$134.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2015	2014	2013
Operating revenues
U.S.	$2,291.8	$2,046.1	$1,854.0
Foreign	347.8	318.4	319.3
	$2,639.6	$2,364.5	$2,173.3

	December 31,
	2015	2014
Long-lived assets
U.S.	$3,158.2	$3,088.8
Foreign	187.5	187.8
	$3,345.7	$3,276.6
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Note 20—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2015 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$632.4	$658.3	$666.7	$682.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	352.1	366.5	378.1	400.8
Selling, general, and administrative	121.5	123.5	128.5	128.5
Depreciation and amortization	50.9	51.8	54.1	56.0
Total operating expenses	524.5	541.8	560.7	585.3
Operating profit	107.9	116.5	106.0	96.9
Interest expense	21.0	21.8	24.4	24.2
Other (income) expense, net	(2.2)	0.4	(0.3)	(2.5)
Income before income taxes	89.1	94.3	81.9	75.2
Income taxes	34.6	34.8	29.6	26.9
Net income	$54.5	$59.5	$52.3	$48.3
Basic net income per share of common stock	$0.39	$0.42	$0.37	$0.35
Diluted net income per share of common stock	$0.38	$0.41	$0.37	$0.35

2014 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$583.8	$585.6	$589.1	$606.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	324.5	322.1	328.0	344.2
Selling, general, and administrative	126.8	114.3	116.5	113.8
Depreciation and amortization	48.1	48.3	48.9	51.3
Total operating expenses	499.4	484.7	493.4	509.3
Operating profit	84.4	100.9	95.7	96.7
Interest expense	24.1	20.9	20.3	20.9
Other income, net	(0.5)	(0.9)	(0.5)	(1.9)
Loss on extinguishment of debt	30.3	—	—	—
Income before income taxes	30.5	80.9	75.9	77.7
Income taxes	9.8	30.1	28.4	27.4
Net income	$20.7	$50.8	$47.5	$50.3
Basic net income per share of common stock	$0.15	$0.36	$0.34	$0.36
Diluted net income per share of common stock	$0.15	$0.36	$0.33	$0.35

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014 and 2013

Note 21—Subsequent Events
Agreement to Acquire Brasher's Auto Auctions

In February 2016, ADESA signed a definitive agreement to acquire eight auctions owned by the Brasher family. Brasher's will be acquired for approximately $283 million in cash and will strengthen ADESA's western U.S. footprint. The closing of the transaction is subject to customary conditions, including the expiration or termination of the Hart-Scott-Rodino waiting period. The transaction is expected to close in the first quarter of 2016. In 2015, Brasher's had revenue of approximately $140 million.

Expansion of Senior Secured Revolving Credit Facility

In order to facilitate the acquisition of Brasher's, in February 2016, we exercised the $300 million accordion feature of the revolving credit facility, resulting in an expansion of the revolving credit facility to $550 million. There were no other changes to the Credit Facility's terms, conditions or participating lenders. The Company expects to utilize the revolving credit facility to fund acquisitions and for general corporate purposes.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 5, 2016, are as follows:
James P. Hallett, 62, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hallett has served as the Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.

Warren W. Byrd, 53, Executive Vice President of Corporate Development and Real Estate. Mr. Byrd has been the Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.

Thomas J. Caruso, 56, Chief Client Officer. Mr. Caruso has been the Chief Client Officer since January 2014. Mr. Caruso was the President and Chief Executive Officer of ADESA from September 2009 to January 2014. Mr. Caruso previously was the Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.

Donald S. Gottwald, 49, Chief Operating Officer. Mr. Gottwald has been the Chief Operating Officer since March 2014. Mr. Gottwald previously served as the Chief Executive Officer of AFC from January 2009 to March 2014. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and previously served on the association's board of directors. In addition, Mr. Gottwald serves on the Northwood University Automotive Marketing Curriculum Advisory Board.

John C. Hammer, 45, Chief Executive Officer and President of AFC. Mr. Hammer has been Chief Executive Officer and President of AFC since March 2014. Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has more than 20 years of experience in the automotive industry. Mr. Hammer serves on the American Financial Services Association’s board of directors.

Peter J. Kelly, 47, President of Digital Services and Chief Technology Officer. Mr. Kelly has been the President of Digital Services since December 2014 and the Chief Technology Officer since June 2013. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Previously, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of OPENLANE from May 2008 to February 2010. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2008.

John W. Kett, 52, Chief Executive Officer and President of IAA. Mr. Kett has been Chief Executive Officer and President of IAA since May 2014. Mr. Kett joined IAA in 2001 as Senior Vice President of Planning and Business Development and was later promoted to Chief Financial Officer and then President. Prior to joining IAA, Mr. Kett served in a variety of senior financial and operational roles for Central Steel and Wire Co., Safelite Glass Corporation (formerly Vistar, Inc.), Newark Electronics and Deloitte LLP.

Eric M. Loughmiller, 56, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

Rebecca C. Polak, 45, Executive Vice President, General Counsel and Secretary. Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

Lisa A. Price, 41, Executive Vice President of Human Resources. Ms. Price has been the Executive Vice President of Human Resources since June 2013. Ms. Price previously served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.

Benjamin Skuy, 53, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

Stephane St-Hilaire, 47, Chief Executive Officer and President of ADESA. Mr. St-Hilaire has been the Chief Executive Officer and President of ADESA since January 2014. Mr. St-Hilaire previously served in the following positions between March 1998 and January 2014: President and Chief Operating Officer of ADESA Auctions Canada Corporation from September 2009 to January 2014; Regional Vice President Eastern Canada and General Manager of ADESA Montreal from September 1999 to September 2009; and Chief Financial Officer of ADESA Canada from March 1998 to September 1999. Prior to joining ADESA, Mr. St-Hilaire served as controller at AIT Corporation.

David Vignes, 53, Executive Vice President of Enterprise Optimization. Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line. Mr. Vignes also is a director of Drayer Physical Therapy Institute.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2016 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	4,754,154	$16.94	8,229,192
Equity compensation plans not approved by security holders	—	—	—
Total	4,754,154	$16.94	8,229,192

(1)
Includes (a) service options, exit options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan; and (c) service and exit options carried over from the Axle Holdings, Inc. Stock Incentive Plan at the time of the merger on April 20, 2007. In December 2013, we granted a target amount of 223,120 PRSUs which vest in three years if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels. In the first quarter of 2014, we granted a target amount of 86,350 PRSUs. Half of the PRSUs vest in three years if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels. The other half of the PRSUs vest if and to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. In 2015, we also granted PRSUs which vest if and to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. At December 31, 2015, there were 232,540 of these awards outstanding at target. As such, the combined target amount outstanding of 542,010 PRSUs have been included in the table above. In addition, the table also includes 240,387 RSUs that were granted in 2015 and were outstanding at December 31, 2015. The RSUs vest in three equal annual installments from the dates of grant.

(2)
Awards issued post-merger by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $30.89. Axle Holdings, Inc. options that were carried over at the merger date have exercise prices ranging from $8.08 to $8.52. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.

(3)
The number of securities available for future issuance includes (a) 7,584,753 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 644,439 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 18, 2016
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 18, 2016
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ TODD F. BOURELL	Director	February 18, 2016
Todd F. Bourell

/s/ DONNA R. ECTON	Director	February 18, 2016
Donna R. Ecton

/s/ PETER R. FORMANEK	Director	February 18, 2016
Peter R. Formanek

/s/ MARK E. HILL	Director	February 18, 2016
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 18, 2016
J. Mark Howell

/s/ LYNN JOLLIFFE	Director	February 18, 2016
Lynn Jolliffe

/s/ MICHAEL T. KESTNER	Director	February 18, 2016
Michael T. Kestner

/s/ JOHN P. LARSON	Lead Independent Director	February 18, 2016
John P. Larson

/s/ STEPHEN E. SMITH	Director	February 18, 2016
Stephen E. Smith

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett					X

10.11	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13	^	Sixth Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-Q	001-34568	10.13	8/4/2015

10.14	^	Third Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.14	8/4/2015

10.15a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.22a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.22b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.23		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.24a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.24b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan					X

10.25a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.25b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.25c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.27	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.28	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.29a	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.29b	*	Form of 2015 Restricted Stock Unit Award Agreement for non-Section 16 Officers	10-Q	001-34568	10.29b	5/6/2015

10.30	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers					X

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.31	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.32	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.33	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.34	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)					X

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.