Form 10-Q
period 2016-03-31
KAR Auction Services, Inc.
filed 2016-05-04
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2016, 137,340,511 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues
ADESA Auction Services	$401.5	$328.0
IAA Salvage Services	269.6	238.0
AFC	73.9	66.4
Total operating revenues	745.0	632.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	418.7	352.1
Selling, general and administrative	141.1	121.5
Depreciation and amortization	56.4	50.9
Total operating expenses	616.2	524.5
Operating profit	128.8	107.9
Interest expense	28.7	21.0
Other income, net	(1.3)	(2.2)
Loss on extinguishment of debt	4.0	—
Income before income taxes	97.4	89.1
Income taxes	36.7	34.6
Net income	$60.7	$54.5
Net income per share
Basic	$0.44	$0.39
Diluted	$0.44	$0.38
Dividends declared per common share	$0.29	$0.27

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$60.7	$54.5
Other comprehensive income (loss)
Foreign currency translation gain (loss)	8.7	(18.3)
Comprehensive income	$69.4	$36.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$676.3	$155.0
Restricted cash	14.9	16.2
Trade receivables, net of allowances of $7.6 and $6.6	662.9	511.9
Finance receivables, net of allowances $9.3 and $9.0	1,696.2	1,632.0
Other current assets	129.6	131.0
Total current assets	3,179.9	2,446.1
Other assets
Goodwill	1,795.7	1,795.9
Customer relationships, net of accumulated amortization of $643.5 and $619.3	400.5	417.7
Other intangible assets, net of accumulated amortization of $274.2 and $258.1	309.5	310.8
Other assets	33.9	34.1
Total other assets	2,539.6	2,558.5
Property and equipment, net of accumulated depreciation of $591.8 and $569.6	770.6	766.9
Total assets	$6,490.1	$5,771.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$768.2	$608.4
Accrued employee benefits and compensation expenses	63.5	90.9
Accrued interest	0.9	0.8
Other accrued expenses	129.3	128.4
Income taxes payable	0.6	5.3
Dividends payable	39.8	37.2
Obligations collateralized by finance receivables	1,202.9	1,189.0
Current maturities of long-term debt	24.7	153.9
Total current liabilities	2,229.9	2,213.9
Non-current liabilities
Long-term debt	2,385.5	1,711.2
Deferred income tax liabilities	297.9	300.8
Other liabilities	153.1	159.5
Total non-current liabilities	2,836.5	2,171.5
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2016: 137,289,756
December 31, 2015: 137,795,296	1.4	1.4
Additional paid-in capital	1,415.7	1,407.6
Retained earnings	38.1	17.3
Accumulated other comprehensive loss	(31.5)	(40.2)
Total stockholders' equity	1,423.7	1,386.1
Total liabilities and stockholders' equity	$6,490.1	$5,771.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	137.8	$1.4	$1,407.6	$17.3	$(40.2)	$1,386.1
Net income				60.7		60.7
Other comprehensive income					8.7	8.7
Issuance of common stock under stock plans	0.3		2.2			2.2
Stock-based compensation expense			5.2			5.2
Excess tax benefit from stock-based compensation			0.6			0.6
Repurchase and retirement of common stock	(0.8)					—
Dividends earned under stock plans			0.1	(0.1)		—
Cash dividends declared to stockholders ($0.29 per share)				(39.8)		(39.8)
Balance at March 31, 2016	137.3	$1.4	$1,415.7	$38.1	$(31.5)	$1,423.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$60.7	$54.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.4	50.9
Provision for credit losses	6.9	4.6
Deferred income taxes	(3.5)	(3.2)
Amortization of debt issuance costs	2.0	1.7
Stock-based compensation	5.2	2.6
Excess tax benefit from stock-based compensation	(0.6)	(3.5)
Loss on disposal of fixed assets	0.1	0.1
Loss on extinguishment of debt	4.0	—
Other non-cash, net	2.0	0.8
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(152.4)	(128.1)
Accounts payable and accrued expenses	88.7	105.7
Net cash provided by operating activities	69.5	86.1
Investing activities
Net (increase) decrease in finance receivables held for investment	(65.6)	6.0
Acquisition of businesses, net of cash acquired	—	(21.9)
Purchases of property, equipment and computer software	(36.0)	(25.1)
Decrease in restricted cash	1.3	2.8
Net cash used by investing activities	(100.3)	(38.2)
Financing activities
Net increase in book overdrafts	41.7	40.7
Net decrease in borrowings from lines of credit	(140.0)	—
Net increase (decrease) in obligations collateralized by finance receivables	8.1	(9.1)
Proceeds from long-term debt	1,336.5	—
Payments for debt issuance costs/amendments	(19.5)	—
Payments on long-term debt	(637.6)	(4.4)
Payments on capital leases	(6.2)	(4.8)
Payments of contingent consideration and deferred acquisition costs	(2.0)	(1.2)
Issuance of common stock under stock plans	2.2	9.2
Excess tax benefit from stock-based compensation	0.6	3.5
Repurchase and retirement of common stock	—	(10.2)
Dividends paid to stockholders	(37.2)	(38.2)
Net cash provided by (used by) financing activities	546.6	(14.5)
Effect of exchange rate changes on cash	5.5	(7.9)
Net increase in cash and cash equivalents	521.3	25.5
Cash and cash equivalents at beginning of period	155.0	152.9
Cash and cash equivalents at end of period	$676.3	$178.4
Cash paid for interest	$25.4	$18.8
Cash paid for taxes, net of refunds	$32.9	$34.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
March 31, 2016 (Unaudited)
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

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent, as amended on March 9, 2016;

•
"Credit Facility" refers to the three-year senior secured term loan B-1 facility ("Term Loan B-1"), the seven-year senior secured term loan B-2 facility ("Term Loan B-2"), the seven-year senior secured term loan B-3 facility ("Term Loan B-3"), the $300 million, five-year senior secured revolving credit facility (the "revolving credit facility") and the $250 million, five-year senior secured revolving credit facility (the "old revolving credit facility"), the terms of which are set forth in the Credit Agreement. Term Loan B-1 and the old revolving credit facility were extinguished in March 2016 with proceeds received from Term Loan B-3;

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services ("HBC"); and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of March 31, 2016, we have a North American network of 66 ADESA whole car auction sites and 173 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. IAA also includes HBC Vehicle Services, which operates from 10 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 118 locations throughout the United States and Canada as of March 31, 2016. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 18, 2016. The 2015 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.
Unamortized Debt Issuance Costs
Debt issuance costs reflect the expenditures incurred in conjunction with term loan debt, the revolving credit facility and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized to interest expense using the effective interest method or the straight-line method, as applicable, over the lives of the related debt issues.

We adopted Accounting Standards Update (“ASU”) 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, in the first quarter of 2016. The update required debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle and required retrospective application. As shown in the table below, we have reclassified unamortized debt issuance costs previously reported as of December 31, 2015 (in millions):

	Originally Reported	Reclassified	As Adjusted
Unamortized debt issuance costs	$20.3	$(20.3)	$—
Obligations collateralized by finance receivables	1,201.2	(12.2)	1,189.0
Long-term debt	1,719.3	(8.1)	1,711.2
New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on the consolidated financial statements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the ASU is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements.

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
Note 2—Acquisitions
In February 2016, ADESA signed a definitive agreement to acquire auctions owned by the Brasher family. On April 1, 2016, ADESA completed the acquisition of Brasher's eight auctions for $275 million in cash. The acquisition strengthens ADESA's western U.S. footprint. In 2015, Brasher's had revenue of approximately $140 million. The purchase accounting related to this acquisition is incomplete. Financial results for Brasher's will be included in our consolidated financial statements beginning in the second quarter of 2016.

In March 2016, ADESA signed a definitive agreement to acquire Sanford Auto Dealers Exchange ("SADE"). SADE will expand ADESA's geographic footprint in central Florida. The closing of the transaction is subject to customary conditions and is expected to close in the second quarter of 2016.
Note 3—Stock and Stock-Based Compensation Plans
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. performance-based restricted stock units ("PRSUs"), service-based restricted stock units ("RSUs") and service options. We have classified the KAR Auction Services, Inc. PRSUs, RSUs and service options as equity awards.
The total income tax benefit recognized in the consolidated statement of income for PRSUs, RSUs and options was approximately $2.0 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2016	2015
PRSUs	$3.1	$1.3
RSUs	1.5	0.4
Service options	0.6	0.9
Total stock-based compensation expense	$5.2	$2.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

PRSUs and RSUs
In the first quarter of 2016, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year operating adjusted earnings per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $34.73 per share, which was determined using the closing price of the Company's common stock on the date of grant. The PRSU and RSU grants were made pursuant to the Company’s Policy on Granting Equity Awards.
Share Repurchase Program
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. For the year ended December 31, 2015, we repurchased and retired a total of 744,900 shares of common stock in the open market at a weighted average price of $37.04 per share.
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
Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$60.7	$54.5
Weighted average common shares outstanding	137.2	141.4
Effect of dilutive stock options and restricted stock awards	1.8	2.5
Weighted average common shares outstanding and potential common shares	139.0	143.9
Net income per share
Basic	$0.44	$0.39
Diluted	$0.44	$0.38

Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2016 and 2015, respectively. In addition, approximately 0.5 million and approximately 0.3 million PRSUs were

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

excluded from the calculation of diluted net income per share for the three months ended March 31, 2016 and 2015, respectively. Total options outstanding at March 31, 2016 and 2015 were 3.7 million and 5.1 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.25 billion for U.S. finance receivables at March 31, 2016.
In March 2016, AFC and AFC Funding Corporation entered into Amendment No. 1 (the "Amendment") to the Sixth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Amendment increased AFC Funding's U.S. committed liquidity from $1.15 billion to $1.25 billion. The maturity date of the Receivables Purchase Agreement remains June 29, 2018. We capitalized approximately $0.8 million of costs in connection with the Amendment.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on June 29, 2018. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at March 31, 2016. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2016		Net Credit Losses Three Months Ended March 31, 2016
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,698.7	$7.4	$5.3
Other loans	6.8	—	—
Total receivables managed	$1,705.5	$7.4	$5.3

	December 31, 2015		Net Credit Losses Three Months Ended March 31, 2015
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,635.5	$7.0	$3.2
Other loans	5.5	—	—
Total receivables managed	$1,641.0	$7.0	$3.2
AFC's allowance for losses was $9.3 million and $9.0 million at March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, $1,654.6 million and $1,626.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

	March 31, 2016	December 31, 2015
Obligations collateralized by finance receivables, gross	$1,214.7	$1,201.2
Unamortized securitization issuance costs	(11.8)	(12.2)
Obligations collateralized by finance receivables	$1,202.9	$1,189.0
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2016, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate *		Maturity	March 31, 2016	December 31, 2015
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$—	$637.2
Term Loan B-2	Adjusted LIBOR	+ 3.1875%	March 11, 2021	1,097.6	1,098.0
Term Loan B-3	Adjusted LIBOR	+ 3.50%	March 9, 2023	1,350.0	—
Revolving credit facility	Adjusted LIBOR	+ 2.50%	March 9, 2021	—	—
Old revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	—	140.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,447.6	1,875.2
Unamortized debt issuance costs/discounts				(37.4)	(10.1)
Current portion of long-term debt				(24.7)	(153.9)
Long-term debt				$2,385.5	$1,711.2
* The interest rates presented in the table above represent the rates in place at March 31, 2016.
Credit Facility
On March 9, 2016, we entered into an Incremental Commitment Agreement and First Amendment (the "First Amendment") to the Credit Agreement. The First Amendment provided for, among other things, (i) a new seven-year senior secured term loan facility ("Term Loan B-3") and (ii) a $300 million, five-year senior secured revolving credit facility (the "revolving credit facility"), which replaced the previously existing revolving credit facility (the "old revolving credit facility"). The proceeds received from Term Loan B-3 were used to repay in full Term Loan B-1 and the amount outstanding on the old revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $4.0 million in the first quarter of 2016. The loss was a result of the write-off of unamortized debt issuance costs associated with Term Loan B-1 and the old revolving credit facility. The First Amendment did not change the amount outstanding on Term Loan B-2, but did increase its interest rate margin. In addition, we capitalized approximately $18.0 million of debt issuance costs in connection with the First Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans.
Term Loan B-2 was issued at a discount of $2.8 million and Term Loan B-3 was issued at a discount of $13.5 million. The discounts are being amortized using the effective interest method to interest expense over the respective terms of the loans. Both Term Loan B-2 and Term Loan B-3 are payable in quarterly installments equal to 0.25% of the original aggregate

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

principal amounts of the term loans, respectively. Such payments commenced on June 30, 2014 for Term Loan B-2 and will commence on June 30, 2016 for Term Loan B-3, with the balances payable at each respective maturity date. In addition, the Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2016.
As set forth in the Credit Agreement, Term Loan B-2 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.1875% (with an Adjusted LIBOR floor of 0.75% per annum), Term Loan B-3 at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.50% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at Adjusted LIBOR plus 2.50%. However, for specified types of borrowings, the Company may elect to make Term Loan B-2 borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.1875%, Term Loan B-3 at a Base Rate plus 2.50% and revolving loan borrowings at a Base Rate plus 1.50%. The rates on Term Loan B-2 and Term Loan B-3 were 3.94% and 4.25% at March 31, 2016, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On March 31, 2016 there were no borrowings on the revolving credit facility and $140.0 million was drawn on the old revolving credit facility at December 31, 2015. In addition, we had related outstanding letters of credit in the aggregate amount of $28.0 million at March 31, 2016 and December 31, 2015, which reduce the amount available for borrowings under the respective revolving credit facility.
Fair Value of Debt
As of March 31, 2016, the estimated fair value of our long-term debt amounted to $2,447.6 million. The estimates of fair value were based on broker-dealer quotes for our debt as of March 31, 2016. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

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

	Asset Derivatives
	March 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2015 Interest rate caps	Other assets	$0.1	Other assets	$0.7
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments		2016	2015
2015 Interest rate caps	Interest expense	$(0.6)	N/A
Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Foreign currency translation loss	$(31.6)	$(40.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(31.5)	$(40.2)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

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
Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$401.5	$269.6	$73.9	$—	$745.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	225.1	173.5	20.1	—	418.7
Selling, general and administrative	76.6	25.7	7.5	31.3	141.1
Depreciation and amortization	22.5	21.3	7.7	4.9	56.4
Total operating expenses	324.2	220.5	35.3	36.2	616.2
Operating profit (loss)	77.3	49.1	38.6	(36.2)	128.8
Interest expense	0.1	—	7.8	20.8	28.7
Other (income) expense, net	(0.6)	(0.3)	—	(0.4)	(1.3)
Loss on extinguishment of debt	—	—	—	4.0	4.0
Intercompany expense (income)	15.2	9.6	(7.8)	(17.0)	—
Income (loss) before income taxes	62.6	39.8	38.6	(43.6)	97.4
Income taxes	23.3	14.9	14.6	(16.1)	36.7
Net income (loss)	$39.3	$24.9	$24.0	$(27.5)	$60.7
Total assets	$3,085.4	$1,265.0	$2,068.6	$71.1	$6,490.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2016 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$328.0	$238.0	$66.4	$—	$632.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	187.1	146.6	18.4	—	352.1
Selling, general and administrative	68.5	22.1	7.1	23.8	121.5
Depreciation and amortization	20.2	19.6	7.8	3.3	50.9
Total operating expenses	275.8	188.3	33.3	27.1	524.5
Operating profit (loss)	52.2	49.7	33.1	(27.1)	107.9
Interest expense	0.2	—	5.1	15.7	21.0
Other (income) expense, net	(0.6)	(0.2)	(1.5)	0.1	(2.2)
Intercompany expense (income)	15.2	9.6	(4.3)	(20.5)	—
Income (loss) before income taxes	37.4	40.3	33.8	(22.4)	89.1
Income taxes	14.9	15.3	12.8	(8.4)	34.6
Net income (loss)	$22.5	$25.0	$21.0	$(14.0)	$54.5
Total assets	$2,408.6	$1,238.9	$1,755.9	$58.0	$5,461.4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases and capital expenditures; dividend declarations and payments; common stock repurchases; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 18, 2016. Some of these factors include:

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 173 salvage vehicle auction sites in the United States and Canada at March 31, 2016. IAA also includes HBC Vehicle Services ("HBC"), which operates from 10 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2016, AFC conducted business at 118 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by low levels of net credit losses and a managed portfolio which was over 99 percent current at March 31, 2016.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2016	2015
Revenues
ADESA	$401.5	$328.0
IAA	269.6	238.0
AFC	73.9	66.4
Total revenues	745.0	632.4
Cost of services*	418.7	352.1
Gross profit*	326.3	280.3
Selling, general and administrative	141.1	121.5
Depreciation and amortization	56.4	50.9
Operating profit	128.8	107.9
Interest expense	28.7	21.0
Other income, net	(1.3)	(2.2)
Loss on extinguishment of debt	4.0	—
Income before income taxes	97.4	89.1
Income taxes	36.7	34.6
Net income	$60.7	$54.5
Net income per share
Basic	$0.44	$0.39
Diluted	$0.44	$0.38

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2016, we had revenue of $745.0 million compared with revenue of $632.4 million for the three months ended March 31, 2015, an increase of 18%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.5 million, or 11%, to $56.4 million for the three months ended March 31, 2016, compared with $50.9 million for the three months ended March 31, 2015. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2015.
Interest Expense
Interest expense increased $7.7 million, or 37%, to $28.7 million for the three months ended March 31, 2016, compared with $21.0 million for the three months ended March 31, 2015. The increase was primarily attributable to the interest associated with the new Term Loan B-3, as well as the interest associated with outstanding revolver borrowings prior to the completion of the debt refinancing in March 2016. In addition, there was an increase in interest expense at AFC of approximately $2.7 million, which resulted from an increase in the average U.S. portfolio financed for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015.
Loss on Extinguishment of Debt
In March 2016, we amended our Credit Agreement and recorded a $4.0 million pretax charge resulting from the write-off of unamortized debt issue costs associated with Term Loan B-1 and unamortized debt issue costs associated with the old revolving credit facility.

Income Taxes
We had an effective tax rate of 37.7% for the three months ended March 31, 2016, compared with an effective tax rate of 38.8% for the three months ended March 31, 2015. Excluding the effect of the discrete items, our effective tax rate for the three months ended March 31, 2016 and 2015 would have been 38.0% and 37.6%, respectively.
Impact of Foreign Currency
The strengthening of the U.S. dollar has had a significant impact on the reporting of our Canadian operations in U.S. dollars. For the three months ended March 31, 2016, fluctuations in the Canadian exchange rate decreased revenue by $8.2 million, operating profit by $2.7 million, net income by $1.4 million and net income per diluted share by $0.01.
ADESA Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
ADESA revenue	$401.5	$328.0
Cost of services*	225.1	187.1
Gross profit*	176.4	140.9
Selling, general and administrative	76.6	68.5
Depreciation and amortization	22.5	20.2
Operating profit	$77.3	$52.2

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $73.5 million, or 22%, to $401.5 million for the three months ended March 31, 2016, compared with $328.0 million for the three months ended March 31, 2015. The increase in revenue was primarily a result of a 17% increase in the number of vehicles sold, as well as a 5% increase in revenue per vehicle sold, which included an increase in revenue of $16.6 million for businesses acquired in the last 12 months and a decrease in revenue of $5.9 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 21% increase in institutional volume, including vehicles sold on our online only platform, as well as a 10% increase in dealer consignment units sold for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Online sales volume for ADESA represented approximately 43% of the total vehicles sold in the first quarter of 2016, compared with approximately 40% in the first quarter of 2015. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 188,000 and 141,000 vehicles through its online only offerings in the first quarter of 2016 and 2015, respectively, of which approximately 92,000 and 84,000 represented vehicle sales to grounding dealers in the first quarter of 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, dealer consignment vehicles represented approximately 47% of used vehicles sold at ADESA physical auction locations. Vehicles sold at physical auction locations increased 12% in the first quarter of 2016, compared with the first quarter of 2015. The used vehicle conversion percentage at physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 61.0% for the three months ended March 31, 2016, compared with 62.8% for the three months ended March 31, 2015.
Total revenue per vehicle sold increased 5% to approximately $571 for the three months ended March 31, 2016, compared with approximately $546 for the three months ended March 31, 2015, and included the impact of a decrease in revenue per vehicle sold of $8 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased $56 or 8%, to $737 for the three months ended March 31, 2016, compared with $681 for the three months ended March 31, 2015. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $11 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $9 to $116 for the three months ended

March 31, 2016, compared with $107 for the three months ended March 31, 2015. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and an increase in the mix of cars sold in closed sales to non-grounding dealers, partially offset by a decrease in online only auction revenue per vehicle sold of $2 due to fluctuations in the Canadian exchange rate. Excluding vehicles purchased as part of the ADESA Assurance Program, revenue per vehicle would have been $110 and $105 for the three months ended March 31, 2016 and 2015, respectively.
Gross Profit
For the three months ended March 31, 2016, gross profit for ADESA increased $35.5 million, or 25%, to $176.4 million, compared with $140.9 million for the three months ended March 31, 2015. Gross profit for ADESA was 43.9% of revenue for the three months ended March 31, 2016, compared with 43.0% of revenue for the three months ended March 31, 2015. The increase in gross profit percentage for the three months ended March 31, 2016, compared with the three months ended March 31, 2015, was primarily the result of the 22% increase in revenue. The increase in cost of services was primarily attributable to the increase in volume and an increase in lower margin ancillary and non-auction services, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $8.1 million, or 12%, to $76.6 million for the three months ended March 31, 2016, compared with $68.5 million for the three months ended March 31, 2015, primarily due to increases in compensation expense of $3.3 million, selling, general and administrative expenses associated with acquisitions of $2.8 million, incentive-based compensation expense of $1.7 million and other miscellaneous expenses aggregating $1.4 million, partially offset by fluctuations in the Canadian exchange rate of $1.1 million.
IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
IAA revenue	$269.6	$238.0
Cost of services*	173.5	146.6
Gross profit*	96.1	91.4
Selling, general and administrative	25.7	22.1
Depreciation and amortization	21.3	19.6
Operating profit	$49.1	$49.7

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $31.6 million, or 13%, to $269.6 million for the three months ended March 31, 2016, compared with $238.0 million for the three months ended March 31, 2015. The increase in revenue was a result of an increase in vehicles sold of approximately 14% for the three months ended March 31, 2016, which included an increase in revenue of $13.9 million from HBC and a decrease in revenue of $1.9 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was also negatively impacted by lower average auction prices due to a decrease in scrap prices and the impact of a strong U.S. dollar. IAA's same-store total loss vehicle inventory increased approximately 4% at March 31, 2016, as compared to March 31, 2015. Vehicles sold under purchase agreements were approximately 7% of total salvage vehicles sold for the three months ended March 31, 2016 and 2015. However, approximately 2% of the 7% of vehicles sold under purchase agreements were representative of vehicles sold by HBC. Online sales volumes for IAA for the three months ended March 31, 2016 and 2015 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended March 31, 2016, gross profit at IAA increased to $96.1 million, or 35.6% of revenue, compared with $91.4 million, or 38.4% of revenue, for the three months ended March 31, 2015. The increase in gross profit was mainly attributable to a 13% increase in revenue, partially offset by an 18% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. For the three months ended March 31, 2016, HBC had revenue of approximately $13.9 million and cost of services of approximately $12.6 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 1.4% decrease in IAA's gross profit margin percentage for the three months ended March 31, 2016. In addition, the reduction in gross profit on North American purchase contract vehicles accounted for a 0.3% decrease in IAA's gross profit margin percentage for the three months ended March 31, 2016.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $3.6 million, or 16%, to $25.7 million for the three months ended March 31, 2016, compared with $22.1 million for the three months ended March 31, 2015. The increase in selling, general and administrative expenses was primarily attributable to the inclusion of expenses associated with HBC of $0.9 million, increases in other information technology costs and telecom costs of $0.7 million, incentive-based compensation expense of $0.4 million, stock-based compensation expense of $0.4 million and other miscellaneous expenses aggregating $1.2 million.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2016	2015
AFC revenue
Interest and fee income	$69.4	$61.1
Other revenue	2.4	2.1
Provision for credit losses	(5.5)	(3.5)
Other service revenue	7.6	6.7
Total AFC revenue	73.9	66.4
Cost of services*	20.1	18.4
Gross profit*	53.8	48.0
Selling, general and administrative	7.5	7.1
Depreciation and amortization	7.7	7.8
Operating profit	$38.6	$33.1
Loan transactions	453,550	411,682
Revenue per loan transaction, excluding "Other service revenue"	$146	$145

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2016, AFC revenue increased $7.5 million, or 11%, to $73.9 million, compared with $66.4 million for the three months ended March 31, 2015. The increase in revenue was the result of a 10% increase in loan transactions and an increase of 13% in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of a decrease in revenue of $0.4 million, or $1 per loan transaction, due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,705.5 million at March 31, 2016 from $1,355.8 million at March 31, 2015.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $1, or 1%, primarily as a result of increases in average loan values, other revenue and average portfolio duration, partially offset by an increase in the provision for credit losses, a decrease in interest and fee income and fluctuations in the Canadian exchange rate. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended March 31, 2016, gross profit for the AFC segment increased $5.8 million, or 12%, to $53.8 million, or 72.8% of revenue, compared with $48.0 million, or 72.3% of revenue, for the three months ended March 31, 2015, primarily as a result of an 11% increase in revenue, partially offset by a 9% increase in cost of services. The floorplan lending business gross profit margin percentage increased from 78.4% to 79.5% as a result of higher revenue per loan transaction. The gross profit margin percentage in the warranty service contract business decreased from 18.0% to 15.1% partially as a result of an increase in claims, as well as costs associated with the continued expansion of the warranty service contract business into new markets.

Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.4 million, or 6%, to $7.5 million for the three months ended March 31, 2016, compared with $7.1 million for the three months ended March 31, 2015. The increase was primarily attributable to increases in stock-based compensation expense and incentive-based compensation expense.
Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Selling, general and administrative	$31.3	$23.8
Depreciation and amortization	4.9	3.3
Operating loss	$(36.2)	$(27.1)
Selling, General and Administrative
For the three months ended March 31, 2016, selling, general and administrative expenses at the holding company increased $7.5 million, or 32%, to $31.3 million, compared with $23.8 million for the three months ended March 31, 2015, primarily as a result of increases in medical expenses of $2.7 million, stock-based compensation expense of $1.7 million, compensation expense of $1.2 million, other professional fees of $0.9 million, acquisition-related professional fees of $0.8 million and other miscellaneous expenses aggregating $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2015
Cash and cash equivalents	$676.3	$155.0	$178.4
Restricted cash	14.9	16.2	14.2
Working capital	950.0	232.2	502.0
Amounts available under Credit Facility*	300.0	110.0	250.0
Cash flow from operations for the three months ended	69.5		86.1

*
There were related outstanding letters of credit totaling approximately $28.0 million, $28.0 million and $28.6 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end. The significant increase in working capital from December 31, 2015 to March 31, 2016 was primarily a result of the cash provided from the refinancing of our debt in the first quarter of 2016.

Our available cash, which excludes cash in transit, was $612.2 million at March 31, 2016. Of this amount, approximately $42.9 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated. On April 1, 2016, ADESA completed the acquisition of Brasher's eight auctions for $275 million in cash.
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
Credit Facilities
In February 2016, we exercised the $300 million accordion feature of the revolving credit facility, resulting in an expansion of the revolving credit facility to $550 million. On March 9, 2016, we entered into an Incremental Commitment Agreement and First Amendment (the "First Amendment") to the Credit Agreement. The First Amendment provided for, among other things, (i) a new seven-year senior secured term loan facility ("Term Loan B-3") and (ii) a $300 million, five-year senior secured revolving credit facility (the "revolving credit facility"), which replaced the previously existing revolving credit facility (the "old revolving credit facility"). The proceeds received from Term Loan B-3 were used to repay in full Term Loan B-1 and the amount outstanding on the old revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $4.0 million in the first quarter of 2016. The loss was a result of the write-off of unamortized debt issuance costs associated with Term Loan B-1 and the old revolving credit facility. The First Amendment did not change the amount outstanding on Term Loan B-2, but did increase its interest rate margin. In addition, we capitalized approximately $18.0 million of debt issuance costs in connection with the First Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $75 million is available for swing line loans.
Term Loan B-2 was issued at a discount of $2.8 million and Term Loan B-3 was issued at a discount of $13.5 million. The discounts are being amortized using the effective interest method to interest expense over the respective terms of the loans. Both Term Loan B-2 and Term Loan B-3 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively. Such payments commenced on June 30, 2014 for Term Loan B-2 and will commence on June 30, 2016 for Term Loan B-3, with the balances payable at each respective maturity date. In addition, the Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events.
As set forth in the Credit Agreement, Term Loan B-2 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.1875% (with an Adjusted LIBOR floor of 0.75% per annum), Term Loan B-3 at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.50% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at Adjusted LIBOR plus 2.50%. However, for specified types of borrowings, the Company may elect to make Term Loan B-2 borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.1875%, Term Loan B-3 at a Base Rate plus 2.50% and revolving loan borrowings at a Base Rate plus 1.50%. The rates on Term Loan B-2 and Term Loan B-3 were 3.94% and 4.25% at March 31, 2016, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On March 31, 2016, $1,097.6 million was outstanding on Term Loan B-2, $1,350.0 million was outstanding on Term Loan B-3 and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $28.0 million at March 31, 2016, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of March 31, 2016. However, there were related letters of credit outstanding totaling approximately C$0.9 million at March 31, 2016, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended March 31, 2016 the ratio could not exceed 3.75 to 1.0 and it steps down to 3.5 to 1.0 at September 30, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $41.1 million, was 2.75 to 1.0 at March 31, 2016.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at March 31, 2016.
We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under our credit facility are sufficient to meet our short and long-term operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements, debt service payments, announced acquisitions and dividends for the next twelve months.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.25 billion for U.S. finance receivables at March 31, 2016.
In March 2016, AFC and AFC Funding Corporation entered into Amendment No. 1 (the "Amendment") to the Sixth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Amendment increased AFC Funding's U.S. committed liquidity from $1.15 billion to $1.25 billion. The maturity date of the Receivables Purchase Agreement remains June 29, 2018. We capitalized approximately $0.8 million of costs in connection with the Amendment.
We also have an agreement for the securitization of AFCI's receivables which expires on June 29, 2018. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at March 31, 2016. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,705.5 million and $1,641.0 million at March 31, 2016 and December 31, 2015, respectively. AFC's allowance for losses was $9.3 million and $9.0 million at March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, $1,654.6 million and $1,626.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,202.9 million and $1,189.0 million of obligations collateralized by finance receivables at March 31, 2016 and December 31, 2015, respectively. There were unamortized securitization issuance costs of approximately $11.8 million and $12.2 million at March 31, 2016 and December 31, 2015, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2016, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$39.3	$24.9	$24.0	$(27.5)	$60.7
Add back:
Income taxes	23.3	14.9	14.6	(16.1)	36.7
Interest expense, net of interest income	0.1	—	7.8	20.8	28.7
Depreciation and amortization	22.5	21.3	7.7	4.9	56.4
Intercompany interest	11.9	9.4	(7.8)	(13.5)	—
EBITDA	97.1	70.5	46.3	(31.4)	182.5
Adjustments per the Credit Agreement	7.1	0.6	(6.0)	5.3	7.0
Adjusted EBITDA	$104.2	$71.1	$40.3	$(26.1)	$189.5

	Three Months Ended March 31, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$22.5	$25.0	$21.0	$(14.0)	$54.5
Add back:
Income taxes	14.9	15.3	12.8	(8.4)	34.6
Interest expense, net of interest income	0.1	—	5.1	15.7	20.9
Depreciation and amortization	20.2	19.6	7.8	3.3	50.9
Intercompany interest	12.8	9.4	(4.3)	(17.9)	—
EBITDA	70.5	69.3	42.4	(21.3)	160.9
Adjustments per the Credit Agreement	6.5	(0.3)	(4.6)	(0.3)	1.3
Adjusted EBITDA	$77.0	$69.0	$37.8	$(21.6)	$162.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	March 31, 2016
Net income (loss)	$59.5	$52.3	$48.3	$60.7	$220.8
Add back:
Income taxes	34.8	29.6	26.9	36.7	128.0
Interest expense, net of interest income	21.8	24.3	23.8	28.7	98.6
Depreciation and amortization	51.8	54.1	56.0	56.4	218.3
EBITDA	167.9	160.3	155.0	182.5	665.7
Other adjustments per the Credit Agreement	2.0	2.4	2.7	3.0	10.1
Non-cash charges	4.3	5.5	2.3	10.4	22.5
AFC interest expense	(4.2)	(5.1)	(5.5)	(6.4)	(21.2)
Adjusted EBITDA	$170.0	$163.1	$154.5	$189.5	$677.1

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net cash provided by (used by):
Operating activities	$69.5	$86.1
Investing activities	(100.3)	(38.2)
Financing activities	546.6	(14.5)
Effect of exchange rate on cash	5.5	(7.9)
Net increase in cash and cash equivalents	$521.3	$25.5
Cash flow from operating activities was $69.5 million for the three months ended March 31, 2016, compared with $86.1 million for the three months ended March 31, 2015. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, partially offset by a net increase in non-cash adjustments to net income and increased profitability.
Net cash used by investing activities was $100.3 million for the three months ended March 31, 2016, compared with $38.2 million for the three months ended March 31, 2015. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in the additional finance receivables held for investment of approximately $71.6 million; and

•	an increase in capital expenditures of approximately $10.9 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below;
partially offset by:

•	a decrease in cash used for acquisitions of approximately $21.9 million.
Net cash provided by financing activities was $546.6 million for the three months ended March 31, 2016, compared with net cash used by financing activities of $14.5 million for the three months ended March 31, 2015. The increase in net cash from financing activities was primarily attributable to:

•	the debt refinancing and payment activities in the first quarter of 2016, for which the Company received approximately $558.9 million of cash after the repayment and rollover of debt;

•	an increase in obligations collateralized by finance receivables of approximately $17.2 million; and

•	a $10.2 million decrease in cash used for the repurchase and retirement of common stock;
partially offset by:

•	an increase in payments for debt issuance costs of $19.5 million; and

•	a $7.0 million decrease in the issuance of common stock under stock plans.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2016 and 2015 approximated $36.0 million and $25.1 million, respectively. Included in the capital expenditures for the first quarter of 2016 was approximately $1.3 million for the greenfield development of ADESA Chicago. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $145 million for fiscal year 2016. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.29 per share in 2016 using cash flow from operations, representing an annualized dividend of $1.16 per share. The following dividend information has been released for 2016:

•	On November 5, 2015, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2016, to stockholders of record at the close of business on December 22, 2015.

•	On February 17, 2016, the Company announced a cash dividend of $0.29 per share that was paid on April 5, 2016, to stockholders of record at the close of business on March 23, 2016.

•	On May 3, 2016, the Company announced a cash dividend of $0.29 per share that is payable on July 5, 2016, to stockholders of record at the close of business on June 22, 2016.
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

Acquisitions
In February 2016, ADESA signed a definitive agreement to acquire auctions owned by the Brasher family. On April 1, 2016, ADESA completed the acquisition of Brasher's eight auctions for $275 million in cash. The acquisition strengthens ADESA's western U.S. footprint. In 2015, Brasher's had revenue of approximately $140 million. The purchase accounting related to this acquisition is incomplete. Financial results for Brasher's will be included in our consolidated financial statements beginning in the second quarter of 2016.

In March 2016, ADESA signed a definitive agreement to acquire Sanford Auto Dealers Exchange ("SADE"). SADE will expand ADESA's geographic footprint in central Florida. The closing of the transaction is subject to customary conditions and is expected to close in the second quarter of 2016.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015. Since December 31, 2015, there have been no material changes to the contractual obligations of the Company, with the exception the following:

•
In March 2016, we amended our Credit Agreement, which resulted in an increase in interest rates on our debt. As such, our future interest payments related to long-term debt will be higher than projected at December 31, 2015. In addition, the amendment increased our outstanding debt by approximately $572 million since December 31, 2015 and extended the maturity on approximately $1.35 billion of our debt to 2023.

•
Operating lease obligations change in the ordinary course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2015, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the ASU is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $1.4 million for the three months ended March 31, 2016. A 1% change in the average Canadian exchange rate for the three months ended March 31, 2016 would have impacted net income by approximately $0.2 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2016 would have resulted in an increase in interest expense of approximately $4.7 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.
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
Item 1A.    Risk Factors
         In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2) (Dollars in millions)
January 1 - January 31	796,706	$36.95	796,706	$72.4
February 1 - February 29	—		—	72.4
March 1 - March 31	—		—	72.4
Total	796,706	$36.95	796,706

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

KAR Auction Services, Inc.
(Registrant)

Date: May 4, 2016	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1a		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto	8-K	001-34568	2.1	2/18/2016

2.1b
First Amendment to Asset Purchase Agreement, dated as of April 1, 2016, to that certain Asset Purchase Agreement dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto
							X

2.2		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Auto Auctions and the other parties thereto	8-K	001-34568	2.2	2/18/2016

2.3		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., West Coast Auto Auctions, Inc., Brasher’s Cascade Auto Auction, Inc., Brasher’s Northwest Auto Auction, Inc., Brasher’s Sacramento Auto Auction, Inc., Brasher’s Fresno Auto Auction, Inc. and the other parties thereto	8-K	001-34568	2.3	2/18/2016

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	S-1/A	333-161907	3.1	12/10/2009

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.10	2/18/2016

10.11	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program (2014)	10-K	333-148847	10.29	3/11/2009

10.12	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.13	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016					X

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15a	^	Sixth Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-Q	001-34568	10.13	8/4/2015

10.15b	^	Amendment No. 1, to Sixth Amended and Restated Receivables Purchase Agreement, dated March 2, 2016					X

10.16	^	Third Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.14	8/4/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31a	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.31b	*	Form of 2015 Restricted Stock Unit Award Agreement for non-Section 16 Officers	10-Q	001-34568	10.29b	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.35	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.36	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.