Form 10-Q
period 2016-06-30
KAR Auction Services, Inc.
filed 2016-08-03
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2016, 137,938,492 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues
ADESA Auction Services	$434.1	$345.0	$835.6	$673.0
IAA Salvage Services	264.8	248.6	534.4	486.6
AFC	72.9	64.7	146.8	131.1
Total operating revenues	771.8	658.3	1,516.8	1,290.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	430.9	366.5	849.6	718.6
Selling, general and administrative	146.9	123.5	288.0	245.0
Depreciation and amortization	59.0	51.8	115.4	102.7
Total operating expenses	636.8	541.8	1,253.0	1,066.3
Operating profit	135.0	116.5	263.8	224.4
Interest expense	35.8	21.8	64.5	42.8
Other (income) expense, net	(0.3)	0.4	(1.6)	(1.8)
Loss on extinguishment of debt	—	—	4.0	—
Income before income taxes	99.5	94.3	196.9	183.4
Income taxes	37.7	34.8	74.4	69.4
Net income	$61.8	$59.5	$122.5	$114.0
Net income per share
Basic	$0.45	$0.42	$0.89	$0.81
Diluted	$0.44	$0.41	$0.88	$0.79
Dividends declared per common share	$0.29	$0.27	$0.58	$0.54

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$61.8	$59.5	$122.5	$114.0
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(4.4)	3.1	4.3	(15.2)
Comprehensive income	$57.4	$62.6	$126.8	$98.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$314.7	$155.0
Restricted cash	15.0	16.2
Trade receivables, net of allowances of $8.3 and $6.6	721.4	511.9
Finance receivables, net of allowances $9.5 and $9.0	1,729.1	1,632.0
Other current assets	131.5	131.0
Total current assets	2,911.7	2,446.1
Other assets
Goodwill	2,006.0	1,795.9
Customer relationships, net of accumulated amortization of $666.1 and $619.3	487.8	417.7
Other intangible assets, net of accumulated amortization of $273.4 and $258.1	319.4	310.8
Other assets	35.2	34.1
Total other assets	2,848.4	2,558.5
Property and equipment, net of accumulated depreciation of $613.0 and $569.6	808.3	766.9
Total assets	$6,568.4	$5,771.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$749.2	$608.4
Accrued employee benefits and compensation expenses	80.3	90.9
Accrued interest	1.0	0.8
Other accrued expenses	147.0	128.4
Income taxes payable	2.3	5.3
Dividends payable	40.0	37.2
Obligations collateralized by finance receivables	1,231.2	1,189.0
Current maturities of long-term debt	24.7	153.9
Total current liabilities	2,275.7	2,213.9
Non-current liabilities
Long-term debt	2,378.3	1,711.2
Deferred income tax liabilities	294.2	300.8
Other liabilities	160.9	159.5
Total non-current liabilities	2,833.4	2,171.5
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2016: 137,914,256
December 31, 2015: 137,795,296	1.4	1.4
Additional paid-in capital	1,433.9	1,407.6
Retained earnings	59.9	17.3
Accumulated other comprehensive loss	(35.9)	(40.2)
Total stockholders' equity	1,459.3	1,386.1
Total liabilities and stockholders' equity	$6,568.4	$5,771.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	137.8	$1.4	$1,407.6	$17.3	$(40.2)	$1,386.1
Net income				122.5		122.5
Other comprehensive income					4.3	4.3
Issuance of common stock under stock plans	0.9		10.6			10.6
Stock-based compensation expense			9.8			9.8
Excess tax benefit from stock-based compensation			5.8			5.8
Repurchase and retirement of common stock	(0.8)		—			—
Dividends earned under stock plans			0.1	(0.1)		—
Cash dividends declared to stockholders ($0.58 per share)				(79.8)		(79.8)
Balance at June 30, 2016	137.9	$1.4	$1,433.9	$59.9	$(35.9)	$1,459.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$122.5	$114.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.4	102.7
Provision for credit losses	13.8	9.1
Deferred income taxes	(7.2)	(9.1)
Amortization of debt issuance costs	4.2	3.4
Stock-based compensation	9.8	5.8
Excess tax benefit from stock-based compensation	(5.8)	(5.0)
Loss on extinguishment of debt	4.0	—
Other non-cash, net	3.5	1.6
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(207.3)	(139.3)
Accounts payable and accrued expenses	106.0	117.3
Net cash provided by operating activities	158.9	200.5
Investing activities
Net increase in finance receivables held for investment	(103.5)	(118.2)
Acquisition of businesses, net of cash acquired	(353.3)	(115.1)
Purchases of property, equipment and computer software	(75.5)	(64.2)
Proceeds from the sale of property and equipment	—	0.1
Decrease in restricted cash	1.2	0.6
Net cash used by investing activities	(531.1)	(296.8)
Financing activities
Net increase in book overdrafts	36.9	30.5
Net decrease in borrowings from lines of credit	(140.0)	—
Net increase in obligations collateralized by finance receivables	34.8	234.9
Proceeds from long-term debt	1,336.5	—
Payments for debt issuance costs/amendments	(19.5)	(10.8)
Payments on long-term debt	(646.4)	(8.8)
Payments on capital leases	(11.7)	(9.6)
Payments of contingent consideration and deferred acquisition costs	(3.6)	(1.2)
Issuance of common stock under stock plans	10.6	14.0
Excess tax benefit from stock-based compensation	5.8	5.0
Repurchase and retirement of common stock	—	(22.1)
Dividends paid to stockholders	(77.0)	(76.5)
Net cash provided by financing activities	526.4	155.4
Effect of exchange rate changes on cash	5.5	(7.2)
Net increase in cash and cash equivalents	159.7	51.9
Cash and cash equivalents at beginning of period	155.0	152.9
Cash and cash equivalents at end of period	$314.7	$204.8
Cash paid for interest	$58.0	$38.0
Cash paid for taxes, net of refunds	$68.4	$72.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 (Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including OPENLANE, Inc. (together with OPENLANE, Inc.'s subsidiaries, "OPENLANE") and GRS Remarketing Limited ("GRS");

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
Business and Nature of Operations
As of June 30, 2016, we have a North American network of 76 ADESA whole car auction sites and 173 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes GRS, an online vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services, which operates from 10 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, OPENLANE, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
June 30, 2016 (Unaudited)

inbound transportation logistics, inspections, evaluations, salvage recovery services, titling and settlement administrative services.
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 123 locations throughout the United States and Canada as of June 30, 2016. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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

We adopted Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, in the first quarter of 2016. The update required debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The new guidance represents a change in accounting principle and required retrospective application. As shown in the table below, we have reclassified unamortized debt issuance costs previously reported as of December 31, 2015 (in millions):

	Originally Reported	Reclassified	As Adjusted
Unamortized debt issuance costs	$20.3	$(20.3)	$—
Obligations collateralized by finance receivables	1,201.2	(12.2)	1,189.0
Long-term debt	1,719.3	(8.1)	1,711.2
New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in annual periods beginning after December 15, 2018, including interim periods within those fiscal

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on the consolidated financial statements.

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
Note 2—Acquisitions
In February 2016, ADESA signed a definitive agreement to acquire auctions owned by the Brasher family. In April 2016, ADESA completed the acquisition of Brasher's eight auctions, which strengthens ADESA's western U.S. footprint. In 2015, Brasher's had revenue of approximately $140 million. We entered into operating lease obligations related to various facilities through 2036. Initial annual lease payments for the various facilities are approximately $5 million per year.

In March 2016, ADESA signed a definitive agreement to acquire Sanford Auto Dealers Exchange ("SADE"). In May 2016, ADESA completed the acquisition of SADE, which expands ADESA's geographic footprint in central Florida.

In June 2016, the Company acquired GRS, a subsidiary of Greenhous Group Limited. GRS is an established online vehicle remarketing business in the U.K. The acquisition complements the Company's wide range of vehicle remarketing services.

Certain of the purchase agreements included contingent payments related to vehicle volumes subsequent to the purchase date. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships, tradenames, software, inventory and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first six months of 2016, net of cash acquired, was approximately $354.6 million, which included estimated contingent payments with a fair value of $1.3 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $1.5 million. The purchase price

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $116.8 million to intangible assets, representing the fair value of acquired customer relationships of $109.7 million, software of $5.1 million, tradenames of $1.8 million and non-competes of $0.2 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and a final valuation of intangibles. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $214.5 million. The goodwill is recorded in the ADESA Auctions and AFC reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the six months ended June 30, 2016.
Note 3—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity or cash-based awards to our employees. Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. performance-based restricted stock units ("PRSUs"), service-based restricted stock units ("RSUs") and service options. We have classified the KAR Auction Services, Inc. PRSUs, RSUs and service options as equity awards.
The total income tax benefit recognized in the consolidated statement of income for PRSUs, RSUs and service options was approximately $1.7 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PRSUs	$2.6	$1.7	$5.7	$3.0
RSUs	1.5	0.7	3.0	1.1
Service options	0.5	0.8	1.1	1.7
Total stock-based compensation expense	$4.6	$3.2	$9.8	$5.8
PRSUs and RSUs
In the first six months of 2016, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year operating adjusted earnings per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $34.75 per share and $34.80 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. The PRSU and RSU grants were made pursuant to the Company’s Policy on Granting Equity Awards.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

its common stock based on an adjusted volume weighted average price of its stock over the period. In total, 5,413,274 shares were repurchased under the accelerated share repurchase agreement at an average repurchase price of $36.95 per share.
Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$61.8	$59.5	$122.5	$114.0
Weighted average common shares outstanding	137.6	141.8	137.4	141.6
Effect of dilutive stock options and restricted stock awards	1.7	2.3	1.7	2.4
Weighted average common shares outstanding and potential common shares	139.3	144.1	139.1	144.0
Net income per share
Basic	$0.45	$0.42	$0.89	$0.81
Diluted	$0.44	$0.41	$0.88	$0.79

Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the three or six months ended June 30, 2016 and 2015, respectively. In addition, approximately 0.5 million and approximately 0.3 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended June 30, 2016 and 2015, respectively, and approximately 0.5 million and approximately 0.3 million were excluded from the calculation of diluted net income per share for the six months ended June 30, 2016 and 2015, respectively. Total options outstanding at June 30, 2016 and 2015 were 3.1 million and 4.7 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.25 billion for U.S. finance receivables at June 30, 2016.
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
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on June 29, 2018. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2016. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

	June 30, 2016		Net Credit Losses Three Months Ended June 30, 2016	Net Credit Losses Six Months Ended June 30, 2016
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,730.1	$8.8	$5.3	$10.6
Other loans	8.5	—	—	—
Total receivables managed	$1,738.6	$8.8	$5.3	$10.6

	December 31, 2015		Net Credit Losses Three Months Ended June 30, 2015	Net Credit Losses Six Months Ended June 30, 2015
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,635.5	$7.0	$4.1	$7.3
Other loans	5.5	—	—	—
Total receivables managed	$1,641.0	$7.0	$4.1	$7.3
AFC's allowance for losses was $9.5 million and $9.0 million at June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, $1,719.7 million and $1,626.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2016	December 31, 2015
Obligations collateralized by finance receivables, gross	$1,241.7	$1,201.2
Unamortized securitization issuance costs	(10.5)	(12.2)
Obligations collateralized by finance receivables	$1,231.2	$1,189.0
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2016, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate *		Maturity	June 30, 2016	December 31, 2015
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$—	$637.2
Term Loan B-2	Adjusted LIBOR	+ 3.1875%	March 11, 2021	1,092.2	1,098.0
Term Loan B-3	Adjusted LIBOR	+ 3.50%	March 9, 2023	1,346.6	—
Revolving credit facility	Adjusted LIBOR	+ 2.50%	March 9, 2021	—	—
Old revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	—	140.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,438.8	1,875.2
Unamortized debt issuance costs/discounts				(35.8)	(10.1)
Current portion of long-term debt				(24.7)	(153.9)
Long-term debt				$2,378.3	$1,711.2
* The interest rates presented in the table above represent the rates in place at June 30, 2016.
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
Term Loan B-2 was issued at a discount of $2.8 million and Term Loan B-3 was issued at a discount of $13.5 million. The discounts are being amortized using the effective interest method to interest expense over the respective terms of the loans. Both Term Loan B-2 and Term Loan B-3 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively. Such payments commenced on June 30, 2014 for Term Loan B-2 and on June 30, 2016 for Term Loan B-3, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.5 million and $3.1 million of Term Loan B-2 and Term Loan B-3, respectively, for the three months ended June 30, 2016. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-2 and Term Loan B-3 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2016.
As set forth in the Credit Agreement, Term Loan B-2 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.1875% (with an Adjusted LIBOR floor of 0.75% per annum), Term Loan B-3 at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.50% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at Adjusted LIBOR plus 2.50%. However, for specified types of borrowings, the Company may elect to make Term Loan B-2 borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.1875%, Term Loan B-3 at a Base Rate plus 2.50% and revolving loan borrowings at a Base Rate plus 1.50%. The rates on Term Loan B-2 and Term Loan B-3 were 3.94% and 4.25% at June 30, 2016, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2016 there were no borrowings on the revolving credit facility and $140.0 million was drawn on the old revolving credit facility at December 31, 2015. In addition, we had related outstanding letters of credit in the aggregate amount of $29.7 million and $28.0 million at June 30, 2016 and December 31, 2015, respectively, which reduce the amount available for borrowings under the respective revolving credit facility.
Fair Value of Debt
As of June 30, 2016, the estimated fair value of our long-term debt amounted to $2,446.7 million. The estimates of fair value were based on broker-dealer quotes for our debt as of June 30, 2016. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

	Asset Derivatives
	June 30, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2015 Interest rate caps	Other assets	$—	Other assets	$0.7
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
2015 Interest rate caps	Interest expense	$(0.1)	$(0.2)	$(0.7)	$(0.2)
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
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Foreign currency translation loss	$(36.0)	$(40.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(35.9)	$(40.2)
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
June 30, 2016 (Unaudited)

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
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$434.1	$264.8	$72.9	$—	$771.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	242.5	167.3	21.1	—	430.9
Selling, general and administrative	80.6	26.5	7.3	32.5	146.9
Depreciation and amortization	24.8	21.2	7.9	5.1	59.0
Total operating expenses	347.9	215.0	36.3	37.6	636.8
Operating profit (loss)	86.2	49.8	36.6	(37.6)	135.0
Interest expense	0.1	—	8.2	27.5	35.8
Other (income) expense, net	(0.5)	(0.1)	—	0.3	(0.3)
Intercompany expense (income)	13.3	9.6	(8.6)	(14.3)	—
Income (loss) before income taxes	73.3	40.3	37.0	(51.1)	99.5
Income taxes	27.1	15.1	14.0	(18.5)	37.7
Net income (loss)	$46.2	$25.2	$23.0	$(32.6)	$61.8
Total assets	$3,049.7	$1,276.3	$2,155.8	$86.6	$6,568.4
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$345.0	$248.6	$64.7	$—	$658.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	191.8	155.1	19.6	—	366.5
Selling, general and administrative	67.5	24.9	6.9	24.2	123.5
Depreciation and amortization	21.3	19.4	7.7	3.4	51.8
Total operating expenses	280.6	199.4	34.2	27.6	541.8
Operating profit (loss)	64.4	49.2	30.5	(27.6)	116.5
Interest expense	0.2	—	5.5	16.1	21.8
Other (income) expense, net	0.3	0.4	—	(0.3)	0.4
Intercompany expense (income)	14.4	9.6	(5.2)	(18.8)	—
Income (loss) before income taxes	49.5	39.2	30.2	(24.6)	94.3
Income taxes	17.5	14.6	11.5	(8.8)	34.8
Net income (loss)	$32.0	$24.6	$18.7	$(15.8)	$59.5
Total assets	$2,534.1	$1,256.8	$1,874.4	$65.7	$5,731.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2016 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$835.6	$534.4	$146.8	$—	$1,516.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	467.6	340.8	41.2	—	849.6
Selling, general and administrative	157.2	52.2	14.8	63.8	288.0
Depreciation and amortization	47.3	42.5	15.6	10.0	115.4
Total operating expenses	672.1	435.5	71.6	73.8	1,253.0
Operating profit (loss)	163.5	98.9	75.2	(73.8)	263.8
Interest expense	0.2	—	16.0	48.3	64.5
Other (income) expense, net	(1.1)	(0.4)	—	(0.1)	(1.6)
Loss on extinguishment of debt	—	—	—	4.0	4.0
Intercompany expense (income)	28.5	19.2	(16.4)	(31.3)	—
Income (loss) before income taxes	135.9	80.1	75.6	(94.7)	196.9
Income taxes	50.4	30.0	28.6	(34.6)	74.4
Net income (loss)	$85.5	$50.1	$47.0	$(60.1)	$122.5
Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$673.0	$486.6	$131.1	$—	$1,290.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	378.9	301.7	38.0	—	718.6
Selling, general and administrative	136.0	47.0	14.0	48.0	245.0
Depreciation and amortization	41.5	39.0	15.5	6.7	102.7
Total operating expenses	556.4	387.7	67.5	54.7	1,066.3
Operating profit (loss)	116.6	98.9	63.6	(54.7)	224.4
Interest expense	0.4	—	10.6	31.8	42.8
Other (income) expense, net	(0.3)	0.2	(1.5)	(0.2)	(1.8)
Intercompany expense (income)	29.6	19.2	(9.5)	(39.3)	—
Income (loss) before income taxes	86.9	79.5	64.0	(47.0)	183.4
Income taxes	32.4	29.9	24.3	(17.2)	69.4
Net income (loss)	$54.5	$49.6	$39.7	$(29.8)	$114.0

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
Overview
We provide whole car auction services and salvage auction services in North America and the United Kingdom. Our business is divided into three reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions, IAA and AFC.

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 76 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by OPENLANE technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes GRS, an online vehicle remarketing business in the United Kingdom.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 173 salvage vehicle auction sites in the United States and Canada at June 30, 2016. IAA also includes HBC Vehicle Services ("HBC"), which operates from 10 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2016, AFC conducted business at 123 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 8.7 million, 9.2 million and an estimated 9.8 million in 2013, 2014 and 2015, respectively. We estimate that used vehicle auction volumes in North America, including online only volumes, will be over 10 million units in 2016, 2017 and 2018. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2014 Annual Review and management estimates. A primary driver of the anticipated improvement is more off-lease vehicles entering the market over the next three years.
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
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, as the industry experienced prior to 2015, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, as the industry has recently experienced, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For example, the average price per ton of crushed auto bodies in North America has decreased from $312 in December 2013 to $198 in December 2014 to $115 in December 2015. This reduction in the price of crushed auto bodies has had an adverse impact on the value of salvage vehicles being sold in the salvage auction industry and resulted in reduced revenue per vehicle sold and gross profit. In the second quarter of 2016, the average price per ton of crushed auto bodies in North America was in excess of $140.
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
AFC implemented a number of strategic initiatives in recent years to enhance credit standards, improve portfolio risk management and enhance the customer experience. Additionally, in June 2013, the Company acquired PWI, a vehicle service contract business, as part of its strategy to provide additional services to independent used vehicle dealers. These initiatives, along with the current industry environment, have enabled AFC to increase its penetration of the independent dealer base while maintaining a high level of portfolio quality, evidenced by relatively low levels of net credit losses and a managed portfolio which was over 99 percent current at June 30, 2016.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2016	2015
Revenues
ADESA	$434.1	$345.0
IAA	264.8	248.6
AFC	72.9	64.7
Total revenues	771.8	658.3
Cost of services*	430.9	366.5
Gross profit*	340.9	291.8
Selling, general and administrative	146.9	123.5
Depreciation and amortization	59.0	51.8
Operating profit	135.0	116.5
Interest expense	35.8	21.8
Other (income) expense, net	(0.3)	0.4
Income before income taxes	99.5	94.3
Income taxes	37.7	34.8
Net income	$61.8	$59.5
Net income per share
Basic	$0.45	$0.42
Diluted	$0.44	$0.41

* Exclusive of depreciation and amortization
Overview
For the three months ended June 30, 2016, we had revenue of $771.8 million compared with revenue of $658.3 million for the three months ended June 30, 2015, an increase of 17%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussed below.
Depreciation and Amortization
Depreciation and amortization increased $7.2 million, or 14%, to $59.0 million for the three months ended June 30, 2016, compared with $51.8 million for the three months ended June 30, 2015. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2015 and 2016.
Interest Expense
Interest expense increased $14.0 million, or 64%, to $35.8 million for the three months ended June 30, 2016, compared with $21.8 million for the three months ended June 30, 2015. The increase was primarily attributable to the interest associated with the new Term Loan B-3. In addition, there was an increase in interest expense at AFC of approximately $2.7 million, which resulted from an increase in the average portfolio financed for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015.
Income Taxes
We had an effective tax rate of 37.9% for the three months ended June 30, 2016, compared with an effective tax rate of 36.9% for the three months ended June 30, 2015. Excluding the effect of the discrete items, our effective tax rate for the three months ended June 30, 2016 and 2015 would have been 38.1% and 37.6%, respectively.

Impact of Foreign Currency
The strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended June 30, 2016, fluctuations in the Canadian exchange rate decreased revenue by $4.3 million, operating profit by $1.6 million, net income by $0.9 million and net income per diluted share by $0.01.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions)	2016	2015
ADESA revenue	$434.1	$345.0
Cost of services*	242.5	191.8
Gross profit*	191.6	153.2
Selling, general and administrative	80.6	67.5
Depreciation and amortization	24.8	21.3
Operating profit	$86.2	$64.4

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $89.1 million, or 26%, to $434.1 million for the three months ended June 30, 2016, compared with $345.0 million for the three months ended June 30, 2015. The increase in revenue was primarily a result of an 18% increase in the number of vehicles sold (9% increase excluding acquisitions), as well as a 6% increase in revenue per vehicle sold, which included an increase in revenue of $41.4 million for businesses acquired in the last 12 months and a decrease in revenue of $3.1 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 24% increase in institutional volume (17% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 9% increase in dealer consignment units sold (3% decrease excluding acquisitions) for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Online sales volume for ADESA represented approximately 41% of the total vehicles sold in the second quarter of 2016, compared with approximately 40% in the second quarter of 2015. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 198,000 and 154,000 vehicles through its online only offerings in the second quarter of 2016 and 2015, respectively, of which approximately 105,000 and 99,000 represented vehicle sales to grounding dealers in the second quarter of 2016 and 2015, respectively. For the three months ended June 30, 2016, dealer consignment vehicles represented approximately 49% of used vehicles sold at ADESA physical auction locations, compared with approximately 51% for the three months ended June 30, 2015. Vehicles sold at physical auction locations increased 15% (3% increase excluding acquisitions) in the second quarter of 2016, compared with the second quarter of 2015. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 59.1% for the three months ended June 30, 2016, compared with 57.7% for the three months ended June 30, 2015.
Total revenue per vehicle sold increased 6% to approximately $579 for the three months ended June 30, 2016, compared with approximately $544 for the three months ended June 30, 2015, and included the impact of a decrease in revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased $56 or 8%, to $742 for the three months ended June 30, 2016, compared with $686 for the three months ended June 30, 2015. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, partially offset by a decrease in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $24 to $123 for the three months ended June 30, 2016, compared with $99 for the three months ended June 30, 2015. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and an increase in the mix of cars sold in closed sales to non-grounding dealers, partially offset by a decrease in online only auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate.

Excluding vehicles purchased as part of the ADESA Assurance Program, revenue per vehicle would have been $109 and $96 for the three months ended June 30, 2016 and 2015, respectively.
Gross Profit
For the three months ended June 30, 2016, gross profit for ADESA increased $38.4 million, or 25%, to $191.6 million, compared with $153.2 million for the three months ended June 30, 2015. Gross profit for ADESA was 44.1% of revenue for the three months ended June 30, 2016, compared with 44.4% of revenue for the three months ended June 30, 2015. The increase in gross profit for the three months ended June 30, 2016, compared with the three months ended June 30, 2015, was primarily the result of the increase in revenue. The decrease in gross profit percentage was primarily the result of the increase in cost of services, which was attributable to an increase in lower margin ancillary and non-auction services, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $13.1 million, or 19%, to $80.6 million for the three months ended June 30, 2016, compared with $67.5 million for the three months ended June 30, 2015, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $7.9 million, compensation expense of $1.9 million, incentive-based compensation expense of $1.7 million, benefit-related expenses of $0.8 million and other miscellaneous expenses aggregating $2.1 million, offset by a decrease in marketing expenses of $0.8 million and fluctuations in the Canadian exchange rate of $0.5 million.
IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2016	2015
IAA revenue	$264.8	$248.6
Cost of services*	167.3	155.1
Gross profit*	97.5	93.5
Selling, general and administrative	26.5	24.9
Depreciation and amortization	21.2	19.4
Operating profit	$49.8	$49.2

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $16.2 million, or 7%, to $264.8 million for the three months ended June 30, 2016, compared with $248.6 million for the three months ended June 30, 2015. The increase in revenue was a result of an increase in vehicles sold of approximately 6% (5% increase excluding HBC) and an increase in revenue per vehicle sold of 1% for the three months ended June 30, 2016, which included an increase in revenue of $9.1 million from HBC (HBC was acquired in June 2015) and a decrease in revenue of $1.0 million due to fluctuations in the Canadian exchange rate. IAA's same-store total loss vehicle inventory increased approximately 11% at June 30, 2016, as compared to June 30, 2015. Vehicles sold under purchase agreements were approximately 6% (5% excluding HBC) and 7% of total salvage vehicles sold for the three months ended June 30, 2016 and 2015, respectively. Online sales volumes for IAA for the three months ended June 30, 2016 and 2015 represented over half of the total vehicles sold by IAA.
Gross Profit
For the three months ended June 30, 2016, gross profit at IAA increased to $97.5 million, or 36.8% of revenue, compared with $93.5 million, or 37.6% of revenue, for the three months ended June 30, 2015. The increase in gross profit was mainly attributable to a 7% increase in revenue, partially offset by an 8% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. For the three months ended June 30, 2016, HBC had revenue of approximately $13.4 million and cost of services of approximately $12.4 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 1.6% decrease in IAA's gross profit margin percentage for the three months ended June 30, 2016. However, IAA experienced a decrease in purchased vehicles, which had an offsetting favorable impact on gross profit percentage for the quarter ended June 30, 2016.

Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.6 million, or 6%, to $26.5 million for the three months ended June 30, 2016, compared with $24.9 million for the three months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to an increase in expenses at HBC of $0.6 million, increases in bad debt expense of $0.6 million, employee education and training of $0.6 million and other miscellaneous expenses aggregating $0.3 million, offset by a decrease in professional fees of $0.5 million.
AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2016	2015
AFC revenue
Interest and fee income	$67.7	$59.6
Other revenue	2.6	2.4
Provision for credit losses	(5.5)	(4.3)
Other service revenue	8.1	7.0
Total AFC revenue	72.9	64.7
Cost of services*	21.1	19.6
Gross profit*	51.8	45.1
Selling, general and administrative	7.3	6.9
Depreciation and amortization	7.9	7.7
Operating profit	$36.6	$30.5
Loan transactions	421,527	381,675
Revenue per loan transaction, excluding "Other service revenue"	$154	$151

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2016, AFC revenue increased $8.2 million, or 13%, to $72.9 million, compared with $64.7 million for the three months ended June 30, 2015. The increase in revenue was the result of a 10% increase in loan transactions and an increase of 16% in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of a decrease in revenue of $0.2 million, or $1 per loan transaction, due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,738.6 million at June 30, 2016 from $1,476.9 million at June 30, 2015.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $3, or 2%, primarily as a result of increases in average loan values and average portfolio duration, partially offset by a decrease in interest yield, an increase in the provision for credit losses and fluctuations in the Canadian exchange rate. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the three months ended June 30, 2016, gross profit for the AFC segment increased $6.7 million, or 15%, to $51.8 million, or 71.1% of revenue, compared with $45.1 million, or 69.7% of revenue, for the three months ended June 30, 2015, primarily as a result of a 13% increase in revenue, partially offset by an 8% increase in cost of services. The floorplan lending business gross profit margin percentage increased from 76.7% to 77.7% as a result of higher revenue per loan transaction. The gross profit margin percentage in the warranty service contract business also improved.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.4 million, or 6%, to $7.3 million for the three months ended June 30, 2016, compared with $6.9 million for the three months ended June 30, 2015. The increase was primarily attributable to increases in stock-based compensation expense, travel expenses and other miscellaneous expenses, partially offset by a decrease in selling, general and administrative expenses at PWI.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2016	2015
Selling, general and administrative	$32.5	$24.2
Depreciation and amortization	5.1	3.4
Operating loss	$(37.6)	$(27.6)
Selling, General and Administrative
For the three months ended June 30, 2016, selling, general and administrative expenses at the holding company increased $8.3 million, or 34%, to $32.5 million, compared with $24.2 million for the three months ended June 30, 2015, primarily as a result of increases in compensation expense of $1.6 million, incentive-based compensation expense of $1.4 million, acquisition-related professional fees of $1.3 million, other professional fees of $1.3 million, medical expenses of $1.2 million, stock-based compensation expense of $0.8 million and other miscellaneous expenses aggregating $0.7 million.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2016	2015
Revenues
ADESA	$835.6	$673.0
IAA	534.4	486.6
AFC	146.8	131.1
Total revenues	1,516.8	1,290.7
Cost of services*	849.6	718.6
Gross profit*	667.2	572.1
Selling, general and administrative	288.0	245.0
Depreciation and amortization	115.4	102.7
Operating profit	263.8	224.4
Interest expense	64.5	42.8
Other income, net	(1.6)	(1.8)
Loss on extinguishment of debt	4.0	—
Income before income taxes	196.9	183.4
Income taxes	74.4	69.4
Net income	$122.5	$114.0
Net income per share
Basic	$0.89	$0.81
Diluted	$0.88	$0.79

* Exclusive of depreciation and amortization
Overview
For the six months ended June 30, 2016, we had revenue of $1,516.8 million compared with revenue of $1,290.7 million for the six months ended June 30, 2015, an increase of 18%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussed below.

Depreciation and Amortization
Depreciation and amortization increased $12.7 million, or 12%, to $115.4 million for the six months ended June 30, 2016, compared with $102.7 million for the six months ended June 30, 2015. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2015 and 2016.
Interest Expense
Interest expense increased $21.7 million, or 51%, to $64.5 million for the six months ended June 30, 2016, compared with $42.8 million for the six months ended June 30, 2015. The increase was primarily attributable to the interest associated with the new Term Loan B-3, as well as the interest associated with outstanding revolver borrowings prior to the completion of the debt refinancing in March 2016. In addition, there was an increase in interest expense at AFC of approximately $5.4 million, which resulted from an increase in the average portfolio financed for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015.
Loss on Extinguishment of Debt
In March 2016, we amended our Credit Agreement and recorded a $4.0 million pretax charge resulting from the write-off of unamortized debt issue costs associated with Term Loan B-1 and unamortized debt issue costs associated with the old revolving credit facility.
Income Taxes
We had an effective tax rate of 37.8% for the six months ended June 30, 2016 and 2015.
Impact of Foreign Currency
The strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the six months ended June 30, 2016, fluctuations in the Canadian exchange rate decreased revenue by $12.6 million, operating profit by $4.4 million, net income by $2.4 million and net income per diluted share by $0.02.
ADESA Results

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
ADESA revenue	$835.6	$673.0
Cost of services*	467.6	378.9
Gross profit*	368.0	294.1
Selling, general and administrative	157.2	136.0
Depreciation and amortization	47.3	41.5
Operating profit	$163.5	$116.6

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $162.6 million, or 24%, to $835.6 million for the six months ended June 30, 2016, compared with $673.0 million for the six months ended June 30, 2015. The increase in revenue was primarily a result of an 18% increase in the number of vehicles sold (13% increase excluding acquisitions), as well as a 6% increase in revenue per vehicle sold, which included an increase in revenue of $58.1 million for businesses acquired in the last 12 months and a decrease in revenue of $9.1 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 23% increase in institutional volume (19% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 9% increase in dealer consignment units sold (2% increase excluding acquisitions) for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Online sales volume for ADESA represented approximately 41% of the total vehicles sold in the first six months of 2016, compared with approximately 40% in the first six months of 2015. Upstream and midstream selling represent online only sales, which accounted for over half of ADESA's online sales volume. ADESA sold approximately 386,000 and 294,000 vehicles through its online only offerings in the first six months of 2016 and 2015, respectively, of which approximately 197,000 and

183,000 represented vehicle sales to grounding dealers in the first six months of 2016 and 2015, respectively. For the six months ended June 30, 2016, dealer consignment vehicles represented approximately 48% of used vehicles sold at ADESA physical auction locations, compared with approximately 49% for the six months ended June 30, 2015. Vehicles sold at physical auction locations increased 13% (6% increase excluding acquisitions) in the first six months of 2016, compared with the first six months of 2015. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 60.0% for the six months ended June 30, 2016, compared with 60.1% for the six months ended June 30, 2015.
Total revenue per vehicle sold increased 6% to approximately $575 for the six months ended June 30, 2016, compared with approximately $545 for the six months ended June 30, 2015, and included the impact of a decrease in revenue per vehicle sold of $6 due to fluctuations in the Canadian exchange rate. Physical auction revenue per vehicle sold increased $56 or 8%, to $740 for the six months ended June 30, 2016, compared with $684 for the six months ended June 30, 2015. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $8 due to fluctuations in the Canadian exchange rate. Online only auction revenue per vehicle sold increased $17 to $120 for the six months ended June 30, 2016, compared with $103 for the six months ended June 30, 2015. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and an increase in the mix of cars sold in closed sales to non-grounding dealers, partially offset by a decrease in online only auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate. Excluding vehicles purchased as part of the ADESA Assurance Program, revenue per vehicle would have been $109 and $100 for the six months ended June 30, 2016 and 2015, respectively.
Gross Profit
For the six months ended June 30, 2016, gross profit for ADESA increased $73.9 million, or 25%, to $368.0 million, compared with $294.1 million for the six months ended June 30, 2015. Gross profit for ADESA was 44.0% of revenue for the six months ended June 30, 2016, compared with 43.7% of revenue for the six months ended June 30, 2015. The increase in gross profit percentage for the six months ended June 30, 2016, compared with the six months ended June 30, 2015, was primarily the result of the 24% increase in revenue. The increase in cost of services was primarily attributable to the increase in volume and an increase in lower margin ancillary and non-auction services, partially offset by fluctuations in the Canadian exchange rate.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $21.2 million, or 16%, to $157.2 million for the six months ended June 30, 2016, compared with $136.0 million for the six months ended June 30, 2015, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $10.7 million, compensation expense of $5.2 million, incentive-based compensation expense of $3.3 million, supply expenses of $1.1 million, benefit-related expenses of $1.0 million and other miscellaneous expenses aggregating $2.5 million, offset by fluctuations in the Canadian exchange rate of $1.6 million and a decrease in marketing expenses of $1.0 million.
IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
IAA revenue	$534.4	$486.6
Cost of services*	340.8	301.7
Gross profit*	193.6	184.9
Selling, general and administrative	52.2	47.0
Depreciation and amortization	42.5	39.0
Operating profit	$98.9	$98.9

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $47.8 million, or 10%, to $534.4 million for the six months ended June 30, 2016, compared with $486.6 million for the six months ended June 30, 2015. The increase in revenue was a result of an increase in vehicles sold of approximately 10% (8% increase excluding HBC) for the six months ended June 30, 2016, which included an increase in revenue of $23.0 million from HBC (HBC was acquired in June 2015) and a decrease in revenue of $2.9 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was consistent year over year. Vehicles sold under purchase agreements were approximately 6% (5% excluding HBC) and 7% of total salvage vehicles sold for the six months ended June 30, 2016 and 2015, respectively. Online sales volumes for IAA for the six months ended June 30, 2016 and 2015 represented over half of the total vehicles sold by IAA.
Gross Profit
For the six months ended June 30, 2016, gross profit at IAA increased to $193.6 million, or 36.2% of revenue, compared with $184.9 million, or 38.0% of revenue, for the six months ended June 30, 2015. The increase in gross profit was mainly attributable to a 10% increase in revenue, partially offset by a 13% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. For the six months ended June 30, 2016, HBC had revenue of approximately $27.3 million and cost of services of approximately $24.9 million, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 1.2% decrease in IAA's gross profit margin percentage for the six months ended June 30, 2016.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $5.2 million, or 11%, to $52.2 million for the six months ended June 30, 2016, compared with $47.0 million for the six months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to an increase in expenses at HBC of $1.5 million, increases in bad debt expense of $0.9 million, stock-based compensation expense of $0.7 million, telecom costs of $0.5 million, employee related expenses of $0.5 million, benefit-related expenses of $0.4 million and other miscellaneous expenses aggregating $1.8 million, offset by decreases in professional fees of $0.7 million and travel expenses of $0.4 million.
AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2016	2015
AFC revenue
Interest and fee income	$137.1	$120.7
Other revenue	5.0	4.5
Provision for credit losses	(11.0)	(7.8)
Other service revenue	15.7	13.7
Total AFC revenue	146.8	131.1
Cost of services*	41.2	38.0
Gross profit*	105.6	93.1
Selling, general and administrative	14.8	14.0
Depreciation and amortization	15.6	15.5
Operating profit	$75.2	$63.6
Loan transactions	875,077	793,357
Revenue per loan transaction, excluding "Other service revenue"	$150	$148

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2016, AFC revenue increased $15.7 million, or 12%, to $146.8 million, compared with $131.1 million for the six months ended June 30, 2015. The increase in revenue was the result of a 10% increase in loan transactions and an increase of 15% in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of a decrease in revenue of $0.6 million, or $1 per loan transaction, due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,738.6 million at June 30, 2016 from $1,476.9 million at June 30, 2015.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $2, or 1%, primarily as a result of increases in average loan values and average portfolio duration, partially offset by an increase in the provision for credit losses and fluctuations in the Canadian exchange rate. Revenue per loan transaction excludes "Other service revenue."
Gross Profit
For the six months ended June 30, 2016, gross profit for the AFC segment increased $12.5 million, or 13%, to $105.6 million, or 71.9% of revenue, compared with $93.1 million, or 71.0% of revenue, for the six months ended June 30, 2015, primarily as a result of a 12% increase in revenue, partially offset by an 8% increase in cost of services. The floorplan lending business gross profit margin percentage increased from 77.6% to 78.6% as a result of higher revenue per loan transaction. The gross profit margin percentage in the warranty service contract business also improved.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.8 million, or 6%, to $14.8 million for the six months ended June 30, 2016, compared with $14.0 million for the six months ended June 30, 2015. The increase was primarily attributable to increases in stock-based compensation expense, information technology costs and other miscellaneous expenses, partially offset by a decrease in selling, general and administrative costs at PWI.
Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Selling, general and administrative	$63.8	$48.0
Depreciation and amortization	10.0	6.7
Operating loss	$(73.8)	$(54.7)
Selling, General and Administrative
For the six months ended June 30, 2016, selling, general and administrative expenses at the holding company increased $15.8 million, or 33%, to $63.8 million, compared with $48.0 million for the six months ended June 30, 2015, primarily as a result of increases in medical expenses of $3.9 million, compensation expense of $2.9 million, stock-based compensation expense of $2.5 million, other professional fees of $2.2 million, acquisition-related professional fees of $2.1 million, information technology costs of $1.6 million and incentive-based compensation expense of $1.5 million, offset by a net decrease in other miscellaneous expenses aggregating $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2015
Cash and cash equivalents	$314.7	$155.0	$204.8
Restricted cash	15.0	16.2	16.4
Working capital	636.0	232.2	420.2
Amounts available under Credit Facility*	300.0	110.0	250.0
Cash flow from operations for the six months ended	158.9		200.5

*
There were related outstanding letters of credit totaling approximately $29.7 million, $28.0 million and $28.6 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.

Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end. The significant increase in working capital from December 31, 2015 to June 30, 2016 was primarily a result of the cash provided from the refinancing of our debt in the first quarter of 2016.
Our available cash, which excludes cash in transit, was $243.3 million at June 30, 2016. Of this amount, approximately $74.5 million was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Term Loan B-2 was issued at a discount of $2.8 million and Term Loan B-3 was issued at a discount of $13.5 million. The discounts are being amortized using the effective interest method to interest expense over the respective terms of the loans. Both Term Loan B-2 and Term Loan B-3 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively. Such payments commenced on June 30, 2014 for Term Loan B-2 and on June 30, 2016 for Term Loan B-3, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.5 million and $3.1 million of Term Loan B-2 and Term Loan B-3, respectively, for the three months ended June 30, 2016. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-2 and Term Loan B-3 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
As set forth in the Credit Agreement, Term Loan B-2 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.1875% (with an Adjusted LIBOR floor of 0.75% per annum), Term Loan B-3 at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.50% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at Adjusted LIBOR plus 2.50%. However, for specified types of borrowings, the Company may elect to make Term Loan B-2 borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.1875%, Term Loan B-3 at a Base Rate plus 2.50% and revolving loan borrowings at a Base Rate plus 1.50%. The rates on Term Loan B-2 and Term Loan B-3 were 3.94% and 4.25% at June 30, 2016, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2016, $1,092.2 million was outstanding on Term Loan B-2, $1,346.6 million was outstanding on Term Loan B-3 and there were no borrowings on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $29.7 million at June 30, 2016, which reduce the amount available for borrowings under the Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn as of June 30, 2016. However, there were related letters of credit outstanding totaling approximately C$0.9 million at June 30, 2016, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended June 30, 2016 the ratio could not exceed 3.75 to 1.0 and it steps down to 3.5 to 1.0 at September 30, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $47.3 million, was 3.16 to 1.0 at June 30, 2016.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2016.
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

Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.25 billion for U.S. finance receivables at June 30, 2016.
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
We also have an agreement for the securitization of AFCI's receivables which expires on June 29, 2018. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2016. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,738.6 million and $1,641.0 million at June 30, 2016 and December 31, 2015, respectively. AFC's allowance for losses was $9.5 million and $9.0 million at June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, $1,719.7 million and $1,626.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,231.2 million and $1,189.0 million of obligations collateralized by finance receivables at June 30, 2016 and December 31, 2015, respectively. There were unamortized securitization issuance costs of approximately $10.5 million and $12.2 million at June 30, 2016 and December 31, 2015, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2016, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$46.2	$25.2	$23.0	$(32.6)	$61.8
Add back:
Income taxes	27.1	15.1	14.0	(18.5)	37.7
Interest expense, net of interest income	—	—	8.2	27.5	35.7
Depreciation and amortization	24.8	21.2	7.9	5.1	59.0
Intercompany interest	11.1	9.5	(8.6)	(12.0)	—
EBITDA	109.2	71.0	44.5	(30.5)	194.2
Intercompany charges	2.2	0.1	—	(2.3)	—
Non-cash stock-based compensation	1.1	0.7	0.5	2.6	4.9
Acquisition related costs	1.3	0.1	0.1	1.8	3.3
Securitization interest	—	—	(6.7)	—	(6.7)
Minority interest	1.0	—	—	—	1.0
Other	0.9	(0.5)	—	—	0.4
Total addbacks	6.5	0.4	(6.1)	2.1	2.9
Adjusted EBITDA	$115.7	$71.4	$38.4	$(28.4)	$197.1

	Three Months Ended June 30, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$32.0	$24.6	$18.7	$(15.8)	$59.5
Add back:
Income taxes	17.5	14.6	11.5	(8.8)	34.8
Interest expense, net of interest income	0.2	—	5.5	16.1	21.8
Depreciation and amortization	21.3	19.4	7.7	3.4	51.8
Intercompany interest	12.6	9.4	(5.2)	(16.8)	—
EBITDA	83.6	68.0	38.2	(21.9)	167.9
Intercompany charges	1.8	0.2	—	(2.0)	—
Non-cash stock-based compensation	1.0	0.3	0.4	1.7	3.4
Acquisition related costs	0.4	—	—	0.6	1.0
Securitization interest	—	—	(4.2)	—	(4.2)
Minority interest	0.5	(0.1)	—	—	0.4
Other	0.8	0.2	0.5	—	1.5
Total addbacks	4.5	0.6	(3.3)	0.3	2.1
Adjusted EBITDA	$88.1	$68.6	$34.9	$(21.6)	$170.0

	Six Months Ended June 30, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$85.5	$50.1	$47.0	$(60.1)	$122.5
Add back:
Income taxes	50.4	30.0	28.6	(34.6)	74.4
Interest expense, net of interest income	0.1	—	16.0	48.3	64.4
Depreciation and amortization	47.3	42.5	15.6	10.0	115.4
Intercompany interest	23.0	18.9	(16.4)	(25.5)	—
EBITDA	206.3	141.5	90.8	(61.9)	376.7
Intercompany charges	5.5	0.3	—	(5.8)	—
Non-cash stock-based compensation	2.3	1.3	0.9	5.9	10.4
Loss on extinguishment of debt	—	—	—	4.0	4.0
Acquisition related costs	2.4	0.1	0.1	3.3	5.9
Securitization interest	—	—	(13.1)	—	(13.1)
Minority interest	1.6	—	—	—	1.6
Other	1.8	(0.7)	—	—	1.1
Total addbacks	13.6	1.0	(12.1)	7.4	9.9
Adjusted EBITDA	$219.9	$142.5	$78.7	$(54.5)	$386.6

	Six Months Ended June 30, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$54.5	$49.6	$39.7	$(29.8)	$114.0
Add back:
Income taxes	32.4	29.9	24.3	(17.2)	69.4
Interest expense, net of interest income	0.3	—	10.6	31.8	42.7
Depreciation and amortization	41.5	39.0	15.5	6.7	102.7
Intercompany interest	25.4	18.8	(9.5)	(34.7)	—
EBITDA	154.1	137.3	80.6	(43.2)	328.8
Intercompany charges	4.2	0.4	—	(4.6)	—
Non-cash stock-based compensation	1.9	0.5	0.7	3.2	6.3
Acquisition related costs	1.7	0.1	—	1.3	3.1
Securitization interest	—	—	(8.1)	—	(8.1)
Minority interest	0.7	(0.2)	—	—	0.5
Other	2.5	(0.5)	(0.5)	0.1	1.6
Total addbacks	11.0	0.3	(7.9)	—	3.4
Adjusted EBITDA	$165.1	$137.6	$72.7	$(43.2)	$332.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	June 30, 2016
Net income (loss)	$52.3	$48.3	$60.7	$61.8	$223.1
Add back:
Income taxes	29.6	26.9	36.7	37.7	130.9
Interest expense, net of interest income	24.3	23.8	28.7	35.7	112.5
Depreciation and amortization	54.1	56.0	56.4	59.0	225.5
EBITDA	160.3	155.0	182.5	194.2	692.0
Non-cash stock-based compensation	3.5	2.9	5.5	4.9	16.8
Loss on extinguishment of debt	—	—	4.0	—	4.0
Acquisition related costs	0.7	1.0	2.6	3.3	7.6
Securitization interest	(5.1)	(5.5)	(6.4)	(6.7)	(23.7)
Minority interest	(0.2)	(0.9)	0.6	1.0	0.5
(Gain)/Loss on asset sales	1.8	0.3	0.4	0.4	2.9
Severance and retention	0.7	0.9	0.3	0.5	2.4
Other	1.4	0.8	—	(0.5)	1.7
Total addbacks	2.8	(0.5)	7.0	2.9	12.2
Adjusted EBITDA	$163.1	$154.5	$189.5	$197.1	$704.2

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Net cash provided by (used by):
Operating activities	$158.9	$200.5
Investing activities	(531.1)	(296.8)
Financing activities	526.4	155.4
Effect of exchange rate on cash	5.5	(7.2)
Net increase in cash and cash equivalents	$159.7	$51.9
Cash flow from operating activities was $158.9 million for the six months ended June 30, 2016, compared with $200.5 million for the six months ended June 30, 2015. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, partially offset by a net increase in non-cash adjustments to net income and increased profitability.
Net cash used by investing activities was $531.1 million for the six months ended June 30, 2016, compared with $296.8 million for the six months ended June 30, 2015. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $238.2; and

•	an increase in capital expenditures of approximately $11.3 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below;
partially offset by:

•	a decrease in the additional finance receivables held for investment of approximately $14.7 million.

Net cash provided by financing activities was $526.4 million for the six months ended June 30, 2016, compared with $155.4 million for the six months ended June 30, 2015. The increase in net cash from financing activities was primarily attributable to:

•	the debt refinancing and payment activities in the first quarter of 2016, for which the Company received approximately $558.9 million of cash after the repayment and rollover of debt; and

•	a $22.1 million decrease in cash used for the repurchase and retirement of common stock;
partially offset by:

•	a decrease in the additional obligations collateralized by finance receivables of approximately $200.1 million; and

•	an increase in payments for debt issuance costs of $8.7 million.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2016 and 2015 approximated $75.5 million and $64.2 million, respectively. Included in the capital expenditures for the first six months of 2016 was approximately $6.3 million for the greenfield development of ADESA Chicago. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $145 million for fiscal year 2016. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep and improvements at existing vehicle auction facilities, improvements in information technology systems and infrastructure and expansion of existing auction sites. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.29 per share in 2016 using cash flow from operations, representing an annualized dividend of $1.16 per share. The following dividend information has been released for 2016:

•	On November 5, 2015, the Company announced a cash dividend of $0.27 per share that was paid on January 7, 2016, to stockholders of record at the close of business on December 22, 2015.

•	On February 17, 2016, the Company announced a cash dividend of $0.29 per share that was paid on April 5, 2016, to stockholders of record at the close of business on March 23, 2016.

•	On May 3, 2016, the Company announced a cash dividend of $0.29 per share that was paid on July 5, 2016, to stockholders of record at the close of business on June 22, 2016.

•	On August 2, 2016, the Company announced a cash dividend of $0.29 per share that is payable on October 4, 2016, to stockholders of record at the close of business on September 21, 2016.
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
Acquisitions
In February 2016, ADESA signed a definitive agreement to acquire auctions owned by the Brasher family. In April 2016, ADESA completed the acquisition of Brasher's eight auctions, which strengthens ADESA's western U.S. footprint. In 2015, Brasher's had revenue of approximately $140 million. We entered into operating lease obligations related to various facilities through 2036. Initial annual lease payments for the various facilities are approximately $5 million per year.

In March 2016, ADESA signed a definitive agreement to acquire Sanford Auto Dealers Exchange ("SADE"). In May 2016, ADESA completed the acquisition of SADE, which expands ADESA's geographic footprint in central Florida.

In June 2016, the Company acquired GRS Remarketing Limited ("GRS"), a subsidiary of Greenhous Group Limited.
GRS is an established online vehicle remarketing business in the U.K. The acquisition complements the Company's wide range of vehicle remarketing services.

Certain of the purchase agreements included contingent payments related to vehicle volumes subsequent to the purchase date. The purchased assets included land, buildings, accounts receivable, operating equipment, customer relationships, tradenames, software, inventory and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first six months of 2016, net of cash acquired, was approximately $354.6 million, which included estimated contingent payments with a fair value of $1.3 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $1.5 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $116.8 million to intangible assets, representing the fair value of acquired customer relationships of $109.7 million, software of $5.1 million, tradenames of $1.8 million and non-competes of $0.2 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and a final valuation of intangibles. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $214.5 million. The goodwill is recorded in the ADESA Auctions and AFC reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the six months ended June 30, 2016.
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

•
In the second quarter of 2016, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.5 million and $3.1 million of Term Loan B-2 and Term Loan B-3, respectively.

•
Operating lease obligations change in the ordinary course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 2 and Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2015, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC").
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
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on the consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $0.9 million and $2.4 million for the three and six months ended June 30, 2016, respectively. A 1% change in the average Canadian exchange rate for the three and six months ended June 30, 2016 would have impacted net income by approximately $0.2 million and $0.4 million, respectively. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2016 would have resulted in an increase in interest expense of approximately $5.9 million and $10.6 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—		—	$72.4
May 1 - May 31	—		—	72.4
June 1 - June 30	—		—	72.4
Total	—		—

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

KAR Auction Services, Inc.
(Registrant)

Date:	August 3, 2016	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1a		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto	8-K	001-34568	2.1	2/18/2016

2.1b
First Amendment to Asset Purchase Agreement, dated as of April 1, 2016, to that certain Asset Purchase Agreement dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto
			10-Q	001-34568	2.1b	5/4/2016

2.2		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Auto Auctions and the other parties thereto	8-K	001-34568	2.2	2/18/2016

2.3		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., West Coast Auto Auctions, Inc., Brasher’s Cascade Auto Auction, Inc., Brasher’s Northwest Auto Auction, Inc., Brasher’s Sacramento Auto Auction, Inc., Brasher’s Fresno Auto Auction, Inc. and the other parties thereto	8-K	001-34568	2.3	2/18/2016

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.					X

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.2	*	Conversion Option Plan of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.)	S-1/A	333-158666	10.9	6/17/2009

10.3	*	Form of Conversion Agreement, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and certain executive officers and employees of IAA	S-1/A	333-158666	10.13	6/17/2009

10.4	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.5	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.7	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

10.8	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.9	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.10	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.10	2/18/2016

10.11	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program (2014)	10-K	333-148847	10.29	3/11/2009

10.12	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.13	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15a	^	Sixth Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-Q	001-34568	10.13	8/4/2015

10.15b	^	Amendment No. 1, to Sixth Amended and Restated Receivables Purchase Agreement, dated March 2, 2016	10-Q	001-34568	10.15b	5/4/2016

10.16	^	Third Amended and Restated Receivables Purchase Agreement, dated June 16, 2015, among Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.14	8/4/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31a	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.31b	*	Form of 2015 Restricted Stock Unit Award Agreement for non-Section 16 Officers	10-Q	001-34568	10.29b	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.35	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.36	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.