Form 10-K
period 2016-12-31
KAR Auction Services, Inc.
filed 2017-02-24
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $5,748,110,691 at June 30, 2016.
As of February 15, 2017, 136,728,422 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2016.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane") and ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited"));

•
"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;

•	"AutoVIN" refers to AutoVIN, Inc., our wholly-owned subsidiary;

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, as amended on March 9, 2016, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"); and

•	"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries.

PART I
Item 1.    Business
Overview
We are a leading provider of used car auction services and salvage auction services in North America and the United Kingdom. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 249 North American physical auction locations at December 31, 2016, and multiple proprietary Internet venues. In 2016, we facilitated the sale of approximately 5.1 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
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
At December 31, 2016, we had a North American network of 77 whole car auction locations and 172 salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used and salvage vehicles.
Our Corporate History
KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in April 2007. On November 3, 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE, Inc. purchased a majority of its outstanding equity interests. In June 2004, ALLETE, Inc. sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders in September 2004. ADESA was acquired by the Company in April 2007. IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by two private equity firms in 2005. The two private equity firms and certain members of IAA management contributed IAA to KAR Auction Services in April 2007. In a series of transactions between December 2012 and November 2013, our former owners (private equity firms) sold all of their common stock in secondary offerings.

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
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including online only volumes, were approximately 9.2 million and 9.9 million in 2014 and 2015, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2016 have not yet been released; however, we estimate that used vehicle auction volumes in North America in 2016 will be approximately 10.6 million vehicles (including approximately 0.7 million vehicles sold online by ADESA prior to reaching a physical auction). We expect the industry to experience an increase in whole car auction volumes in 2017 as a result of increasing new vehicle sales and lease originations since 2009, as well as readily available credit, which supports retail used car sales.
Salvage Auction Industry Volumes
We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, the age of the vehicle fleet on the road, miles driven, weather, the complexity of vehicles in operation, repair costs and recycled parts utilization. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles are more costly to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. In addition, the utilization of recycled parts from salvage vehicles by the collision repair industry continues to increase as the quality of these parts gains wider acceptance and insurance companies attempt to reduce their repair claim costs. We believe that salvage volumes will continue to grow for the foreseeable future as the number of total loss vehicles increases.
Consolidated Whole Car and Salvage Auction Markets
The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 28% of the North American whole car auction market. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, Inc., together representing over 80% of the market.
Our Business Strategy
The Company has a comprehensive strategy that leverages KAR’s unique collection of assets, proven track record with commercial sellers, extensive North American physical footprint, global network of customers and unique set of transaction data. The Company’s strategy for the future builds on this base, and we believe it will enable the Company to meet new opportunities emerging in the automotive remarketing industry, which is being impacted by several meaningful trends, including:

•	Remarketing channels and systems that are increasingly becoming more interconnected;

•	An increase in customer demand and dependency on data in buying and selling decisions; and

•	Rapidly advancing technology with opportunity for application in the remarketing industry.

KAR is focused on expanding our end-to-end remarketing platform across the used vehicle industry through innovation, data science, and a strategic physical footprint. We have invested in technology and talent and deployed a suite of complementary online, digital and mobile capabilities that we believe will simplify and streamline the buying and selling experience for our customers. Additionally we believe our unique, integrated platform of whole car, salvage, and finance solutions deliver differentiated value to customers across North America, and positions the Company for further growth around the globe. To execute our strategy of providing the best remarketing venue and analytical evidence for every vehicle, while generating value for our shareholders and customers, we intend to focus on the following strategic initiatives:

•	Extend and integrate our platform

•	Leverage unique data and analytic capabilities

•	Continue to improve operating efficiency

•	Using excess cash flow to invest in strategic growth initiatives and return capital to shareholders

Extend and Integrate Our Platform

We believe that the Company’s collection of 260 whole car and salvage auction sites, along with their online counterparts, makes us uniquely qualified to provide the best set of remarketing marketplaces for our customers. Additionally, these venues provide the opportunity to anchor further expansion and growth of the catalog of integrated ancillary and related services offered by the Company. We are therefore focused on the following strategies to further extend and integrate our platform.

•
Establishing Physical Auction Presence in Key Automotive Marketplaces: The Company is focused on expanding its physical auction footprint into key markets where there is opportunity for growth and meaningful customer demand for greater choice, technology, and integrated remarketing solutions. These geographies also provide a platform for the regional deployment and expansion of the Company’s other ancillary and related services, as well as enhancing AFC's floorplan financing to independent used vehicle dealers. In 2016, the Company completed acquisitions or opened new physical sites as follows:

◦
Brasher’s Auto Auctions: adding eight auction locations and Brasher’s floorplan financing business to the ADESA and AFC business units and establishing the Company’s physical presence in northern California, Oregon, Washington, Utah and Washington.

◦	Sanford Auto Dealers Exchange: establishing the Company’s presence in the Orlando and central Florida marketplaces.

◦	Flint Auto Auction: located in the Detroit metropolitan area serving customers in Michigan, Ohio, Indiana and Illinois.

◦
ADESA Chicago: KAR successfully opened a new used car auction site in Chicago in October 2016. Chicago is one of the largest automotive markets in the U.S. The Company now delivers the full range of whole car, salvage, and financing solutions in the Chicago marketplace.

•
Expanding Opportunities for Customers to Buy and Sell Online: We are focused on enhancing our Internet solutions in all of the key channels in which we operate, and we will continue to invest in technology platforms in order to capitalize on new opportunities and attract new customers. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. Online buying activity continues to accelerate and represents an increasing portion of wholesale transactions across the industry. Providing consistent, accurate and user-friendly online solutions remains a strategic priority. Advancing our online solutions allows us to connect more effectively with our current customers and engage with a broader range of geographically diverse customers.

We acquired Openlane in order to better capitalize on the increasing use of the Internet as a means to purchase wholesale vehicles. Powered by Openlane technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions throughout the United States and Canada. IAA is the only national salvage auction company that offers buyers both live and Internet purchasing opportunities. ADESA provides online solutions to sell vehicles directly from a dealership or other interim storage location (upstream selling); online solutions to offer vehicles for sale while in transit to auction locations (midstream selling); simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock® ); and bulletin-board or real-time online auctions (DealerBlock® ).
We will continue to make investments in our online technology to enhance the selling and buying experience for our customers. These investments involve creating a more streamlined user experience and embedding additional Company capabilities and offerings within our online tools.

•
Expanding our International Presence: In both our whole car and salvage vehicle businesses, we have experience managing a global buyer base with relationships in over 110 countries. We believe we are well positioned to grow internationally. We continue to identify opportunities to expand certain of our service offerings globally. We expect that our ability to efficiently layer in our product and technology licensing will allow us to enter other mature auction markets.

In 2016, the Company acquired GRS Remarketing Limited, a subsidiary of Greenhous Group Limited. GRS is a U.K.-based remarketing business with robust technology, effective operations and relationships with commercial customers. We believe GRS’ technology platform will complement our physical auction presence to bring U.K. customers additional value and choice. The Company has renamed GRS to ADESA Remarketing Limited to help bring additional awareness, brand recognition and interest to the Company’s whole-car auction solution.
Also in 2016, TradeRev U.K. announced a partnership with Arval to provide upstream remarketing services for a luxury segment of the leasing firm’s U.K. portfolio. KAR business unit ADESA holds a 50 percent stake in TradeRev. The Company believes this partnership is strategically complementary to the GRS acquisition and will help build a platform to bring additional KAR services to the U.K. and position ADESA Remarketing Limited in the active European marketplace.

•	Develop alternative marketplaces: The Company is identifying innovative venues for the exchange of used vehicles through internal development, targeted partnerships and acquisitions.

Leverage Unique Data and Analytic Capabilities
The Company has observed increased demand from commercial customers (e.g., OEMs, insurance companies, finance companies, rental companies, large dealer groups, etc.) for more sophisticated, data-driven, end-to-end remarketing solutions. Specifically, customers are seeking tools, technology and information that simplify the auction process and help them make more efficient and better-informed buying and selling decisions. As a result, the Company continues to invest in both its data analytics capabilities and leadership. The Company’s newly-formed data science team aggregates the Company’s broad and unique data set captured through millions of auction transactions and ancillary and related services performed each year. As customer expectations and dependence on data continue to increase and evolve, the Company will further develop its data analytic capabilities.
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
The Company is highly focused on integrating the newly acquired sites and facilities from its 2016 acquisitions. Since the time of acquisition, work has been underway to evaluate the sites and assess their current levels of performance, resources, and productivity and ensure they are operating as efficiently and effectively as possible. Where practical and beneficial, the Company will implement its data-driven and efficiency-based operating model that has been successful at our existing auction locations. We expect this work to continue through 2017 and into 2018.
The company also introduced two internal technology and communication tools to help connect our 17,400 employees and foster greater collaboration, innovation, and sharing of expertise and best practices across our locations and businesses. By streamlining the employee and manager experience, we believe we will be able to return additional productive hours to employees. Additionally, the Company launched a new internal communications tool that provides communication, information sharing, and virtual collaboration space across our businesses.
Using Excess Cash Flow to Invest in Strategic Growth Initiatives and Return Capital to Shareholders
We generate strong cash flows as a result of our attractive margins, the ability to leverage our corporate infrastructure across our multiple auction locations, relatively low levels of capital expenditures and limited working capital requirements. Management plans to utilize excess cash generated by the business to invest in strategic growth initiatives and return capital to shareholders. We generated $360.8 million and $475.0 million of cash flow from operations for the twelve months ended December 31, 2016 and 2015, respectively. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support growth initiatives or return additional capital to shareholders.
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

We paid cash dividends to shareholders of $157.1 million and $151.9 million for the years ended December 31, 2016 and 2015, respectively. In addition, we paid $80.4 million and $227.6 million for the years ended December 31, 2016 and 2015, respectively, to repurchase and retire shares of our common stock.
Our Business Segments
We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2016 were distributed as follows: ADESA 56%, IAA 35% and AFC 9%. No single customer accounted for more than 10% of our total revenue, including seller, buyer, ancillary and other related services revenue. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2016, 2015 and 2014 are presented in the tables in Note 18, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.
ADESA
Overview
We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our customer base through online auctions and auction facilities that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely via ADESA.com or in person. Our online service offerings include ADESA.com, LiveBlock and DealerBlock and allow us to offer vehicles for sale from any location. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom.
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
We offer both online and physical auctions as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We quickly transfer the vehicles and ownership to the buyer and the net funds to the seller. Vehicles are typically offered for sale at the physical auctions on at least a weekly basis at most locations and the auctions are simulcast over the Internet with streaming audio and video (LiveBlock) so that remote bidders can participate via our online products. Our online auctions (DealerBlock) function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or in auctions that last for a few hours, days or even weeks. We also provide customized "private label" selling systems (including "buy now" functionality as well as online auctions) for our customers, primarily utilizing technology acquired with the purchase of Openlane.
We generate revenue primarily from auction fees paid by vehicle buyers and sellers, as well as fees from related services. Generally, we do not take title to or bear the risk of loss for vehicles sold at whole car auctions. Our buyer fees and dealer seller fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller.
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
Auction Related Services
ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage of consigned and purchased inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, photo services, post-sale inspections, security for consigned inventory, title processing, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers.

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

Sales and Marketing
Our sales and marketing approach at ADESA is to develop strong relationships and interactive dialogue with our customers. We have relationship managers for the various institutional customers, including vehicle manufacturers, fleet companies, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective customers in order to better coordinate our sales effort and service offerings.
Managers of individual auction locations are ultimately responsible for providing services to the institutional customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to maximizing value for our vehicle suppliers.

We have local auction sales representatives who have experience in the used vehicle business and an intimate knowledge of local markets. These local representatives focus on the dealer segment and are complemented by local telesales representatives and are managed by a corporate-level team focused on developing and implementing standard best practices and expanding relationships with major dealer groups. We believe this combination of a centralized structure with decentralized resources enhances relationships with the dealer community and may further increase dealer consignment business at our auctions.
Through our ADESA Analytical Services department, we also provide market analysis to our customers, as they use analytical techniques in making their remarketing decisions.
Online Solutions
Our current ADESA online solutions include:

Proprietary ADESA Technology	Description
ADESA.com and ADESA DealerBlock®
This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at physical auction locations and is powered by Openlane technology. We also utilize this platform to provide upstream and midstream selling capabilities for our consignors, which facilitate the sale of vehicles prior to their arrival at a physical auction site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the upstream and midstream closed sales are "private-labeled" for the consignors.

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

ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.
ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.
ADESA Virtual Inventory	Subscription-based service to allow dealers to embed ADESA's search technology into a dealer's website to increase the number of vehicles advertised by the dealer.
Competition
In the North American whole car auction industry, we compete with Manheim, a subsidiary of Cox Enterprises, Inc., OVE.com (Manheim's "Online Vehicle Exchange"), RMS Automotive (a subsidiary of Cox Enterprises, Inc.), SmartAuction, as well as several smaller chains of auctions and independent auctions, some of which are affiliated through their membership in industry associations, and auctions held by retail dealers. In the United States, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. In Canada, we are the largest provider of whole car vehicle auction services. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.
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

IAA
Overview
As one of the leading providers of total loss solutions and salvage vehicle auctions, we operate as IAA in the United States and Impact Auto Auctions in Canada and serve our customer base through salvage auction locations throughout North America. We facilitate the remarketing of vehicles for a variety of sellers, including insurance companies, dealerships, rental car companies, fleet lease companies and charitable organizations. Our auctions provide buyers from around the globe with the salvage vehicles they need to fulfill their scrap demand, replacement part inventory or vehicle rebuild requirements. Fees for our services are earned from both sellers and buyers of salvage vehicles.
IAA processes salvage vehicles primarily on a consignment basis. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, which continue to own the vehicle until it is sold to buyers at auction. Other services available to vehicle sellers, for which fees may be charged, include towing, total loss claims solutions (as described below), title processing, inspection services, marketing and other administrative services. Under all methods of sale, we also charge fees to the buyer of each vehicle based on a tiered structure that increases with the sale price of the vehicle as well as fixed fees for other services.
Auctions are typically held weekly at most locations. Vehicles are marketed at each respective auction site to live bidders as well as to online bidders via IAA's dual platform auction model. In addition, auction listings are available online, allowing prospective bidders to preview and bid on vehicles prior to the actual auction event. IAA's Auction Center feature provides Internet buyers with an open, competitive bidding environment that reflects the dynamics of a live salvage auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, a "Find a Vehicle" function that promotes the search for specific vehicles within the auction system and special auction notifications such as "Rental," "Classic," or "Motorcycles." Higher prices at auction are generally driven by broader market exposure and increased competitive bidding. Our mobile device applications provide great flexibility for buyers who interact with our auctions. In addition, our mobile applications are designed for the latest handheld devices, including Apple and Android, and are optimized for the most recent operating systems.
Tools and services focused on total loss claims have been developed to assist insurance consignors in improving policy holder satisfaction and more effectively managing costs during the total loss claims process. Further building upon the IAA Total Loss Solutions® suite of products launched with IAA Inspection Services™ and IAA Title Services™ in 2015, IAA launched an additional five product offerings within the suite of products in 2016. The new products and services deliver additional cycle time reduction, further provide transparency for the insured, and greater integrate within IAA’s flagship salvage management tool, CSAToday®. Through IAA's auction model, vehicles are offered simultaneously to live and online buyers in a live auction format utilizing i-Bid LIVESM. We believe the capability of the auction models maximizes auction proceeds and returns to our customers. First, the physical auctions allow buyers to inspect and compare the vehicles, enabling them to make fully-informed bidding decisions. These physical auction abilities are an important part of the bidding process. Second, our Internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and digital alerts (via email or through buyer app) reduce the time required to acquire vehicles.
In June 2015, we acquired HBC, a salvage vehicle auction business operating in the United Kingdom. HBC provides salvage collection and disposal services for the U.K.'s top insurance, fleet and accident management companies, and conducts business using a variety of sales channels, including online auctions. HBC's business model differs from that of IAA, as the majority of HBC's vehicles are sold under purchase contracts, rather than under consignment.
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

Catastrophe (CAT) Services
IAA’s Catastrophe Services is a key offering to our insurance clients. Catastrophic weather events can cause extensive damage, often resulting in thousands of total-loss vehicles. Our CAT services philosophy is built upon a three-tier approach; pre-CAT planning, on-scene response and effective post-CAT management. To provide our insurance carrier partner with the highest level of service, we carefully track storm patterns and have response teams ready when disaster strikes. In the event of a catastrophe, IAA draws from an established network of partners to securing towing services and storage space. A mobile CAT Command Center as well as dedicated IAA staff serve as an on-the-go, centralized point of crisis management. When the vehicles are ready for sale, we promote them to our global buyer base with targeted marketing efforts for efficient sale and file closure.

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

Transportation and Towing	Inbound logistics administration with actual services typically provided by third-party carriers.
Remarketing Market	Focuses on vehicles, rental sellers, fleet and leasing companies, banks and dealer trade-in inventory.
Donation Market	Processes vehicles for a variety of charitable organizations across the United States and Canada, assisting them in turning donated vehicles into cash to support their respective cause.
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

Competition
In the salvage sector, the competition includes Copart; Total Resource Auctions, a subsidiary of Cox Enterprises, Inc.; independent auctions, some of which are affiliated through their membership in industry organizations to provide broader coverage through network relationships; and a limited number of used vehicle auctions that regularly remarket salvage vehicles. Additionally, some dismantlers of salvage vehicles such as LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users.
In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2016, AFC serviced over 1.7 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
In June 2013, we acquired Preferred Warranties, Inc., a vehicle service contract business, as part of our strategy to provide new services to independent used vehicle dealers. We receive advance payments for the vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2016 was approximately 1.6 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's vehicle service contracts related liabilities in the event the Company is unable to perform under the terms of specific vehicle service contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2016, over 83% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2016, we serviced auctions through 126 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2016, AFC had approximately 12,200 active dealers with an average line of credit of approximately $260,000 and no one dealer representing greater than 1.3% of our portfolio. An average of approximately 15 vehicles per active dealer was floorplanned with an approximate average value outstanding of $9,500 per vehicle as of December 31, 2016.
Sales and Marketing
AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by branch managers, branch personnel and dealer sales managers. AFC's corporate-level team and Business Development Center provide sales and marketing support to AFC field personnel by helping to identify target dealers and coordinating promotional activity with auctions and other vehicle supply sources.
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
Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, over 81,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
AFC operates three divisions which are organized into fourteen regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.50 billion from a third party facility for U.S. finance receivables at December 31, 2016. The agreement expires on January 31, 2020.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$125 million in financing for eligible finance receivables through a third party conduit (separate from the U.S. facility). The agreement expires on January 31, 2020. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
Competition
AFC primarily provides short-term dealer floorplan financing of wholesale vehicles to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, a subsidiary of Cox Enterprises, Inc., other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions.
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
Employees
At December 31, 2016, we had a total of approximately 17,400 employees, of which approximately 12,900 were located in the U.S. and approximately 4,500 were located in Canada, Mexico and the United Kingdom. Approximately 75% of our workforce consists of full-time employees. Currently, none of our employees participate in collective bargaining agreements.
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

Available Information
Our web address is www.karauctionservices.com. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the nominating and corporate governance committee, the risk committee and the compensation committee of our board of directors are available on our website and available in print to any shareholder who requests it. The information posted on our website is not incorporated into this Annual Report.
Any materials that we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

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
Risks Related to Our Business
We may not be successful in the implementation of our business strategy or we may improperly align new strategies with the Company’s vision, which could lead to the misapplication of Company resources.

Our strategy is to provide the best remarketing venue and analytical evidence for every vehicle. To execute our strategy, we are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to developing alternative marketplaces, establishing exceptional analytics capabilities, leveraging the Company's unique remarketing portfolio and data and growing the Company's buyer base. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $360.8 million and $475.0 million of cash flow from operations for the years ended December 31, 2016 and 2015, respectively), we may be unable to reinvest in our business, return capital to shareholders or reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives, if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.

Our business is dependent on information technology. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. We may not be successful in structuring our information technology or developing, acquiring or implementing information systems which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop/implement these initiatives in a cost-effective, timely manner or at all.

Cyber-security Environment

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

If our information technology is compromised, becomes inoperable for extended periods of time or ceases to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could disrupt our business, damage our reputation and materially adversely affect our consolidated financial position and results of operations.

In addition, aspects of our operations and business are subject to privacy regulation in the United States and elsewhere. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and tradenames or the loss of significant customers.

If we are not successful in competing with our known competitors, customers and/or disruptive new entrants, then our market position or competitive advantage could be threatened, as well as our business and results of operations.

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

ADESA currently competes with online wholesale and retail vehicle selling platforms, including OVE.com and RMS Automotive (both affiliated with Cox Enterprises), SmartAuction, eBay Motors and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.

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

At the national level, AFC's competition includes NextGear Capital, a subsidiary of Cox Enterprises, Inc., other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. If the number of loans originated and serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.

If we fail to attract and retain key personnel, or have inadequate succession planning, we may not be able to execute our business strategies and our financial results could be negatively affected.

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

We may be unable to meet or exceed our customers’ expectations, which could result in poor customer retention and adversely affect our operating results and financial condition.

We believe our future success depends in part on our ability to respond to changes in customer requirements. Our customers include vehicle manufacturers and their captive finance arms, vehicle leasing and rental companies, financial institutions, fleet management companies, franchised and independent used vehicle dealers, insurance companies, non-profit organizations, automotive body shops, rebuilders, automotive wholesalers, exporters, dismantlers, recyclers and brokers. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.

ADESA and IAA's agreements with its largest institutional suppliers of used and salvage vehicles are generally subject to cancellation by either party upon 30 to 90 days' notice. In addition, it is common that institutional suppliers regularly review their relationships with whole car and salvage auctions through written requests for proposals. Such suppliers may from time to time require us to make changes to the way we do business as part of the request for proposal process. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers that disrupt our supplier base on similar terms, or at all, and our ability to grow and sustain profitability could be impaired.

If we acquire businesses that: are not aligned with the Company’s strategy; lack the proper research and preparation; create unnecessary risks; improperly value and price a target; have poor integration execution; and/or do not achieve the desired outcomes, then our operating results, financial condition and growth prospects could be adversely affected.

Acquisitions are a significant part of our growth strategy and have enabled us to further broaden and diversify our service offerings. Our strategy generally involves the acquisition and integration of additional physical auction sites, technologies and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since we have acquired or in the future may acquire one or more businesses, there can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into our business. Failure to do so could materially adversely affect our business, financial condition and results of operations. In addition, we expect to compete against other auction groups or new industry consolidators for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.

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

Decreases in the supply of used vehicles coming to auction may impact auction sales volumes, which may adversely affect our revenues and profitability. In addition, a decrease in the number of used vehicles sold at physical auctions could adversely affect our revenue growth, operating results and financial condition.

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

Furthermore, online only auction platforms were utilized for the sale of approximately 26% of vehicles sold by ADESA in 2016, compared with 24% in 2015. If sellers and buyers increase the number of vehicles transacted on online only auction platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers physical auctions, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on online only auction platforms as compared with used vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

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

If our facilities lack the capacity to accept additional vehicles, then our relationships with insurance companies or other vehicle suppliers could be adversely affected.

We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. Capacity at our facilities varies from period to period and by region as a result of various factors, including natural disasters. We may not be able to reach agreements to purchase or lease storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. In addition, we may not be able to renew or enter into new leases at commercially reasonable rates. If we fail to have sufficient capacity at one or more of our facilities, our relationships with insurance companies or other vehicle suppliers could be adversely affected, which could adversely affect our operating results and financial condition.

Fluctuations in the supply of and demand for salvage vehicles impact auction sales volumes, which may adversely affect our revenues and profitability.

We are dependent upon receiving a sufficient number of total loss vehicles to sustain profit margins in our salvage auction business. Factors that can adversely affect the number of vehicles received include, but are not limited to, a decrease in the number of vehicles in operation or miles driven, mild weather conditions that cause fewer traffic accidents, reduction of policy writing by insurance providers that would affect the number of claims over a period of time, changes in vehicle technology and autonomous vehicles, a decrease in the percentage of claims resulting in a total loss or elimination of automotive collision coverage by consumers, delays or changes in state title processing, government regulations on the standards for producing vehicles and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have higher salvage values. In addition, our salvage auction business depends on a limited number of automobile insurance companies to supply the salvage vehicles we sell at auction. Our agreements with these insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these suppliers. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. If the supply or value of salvage vehicles coming to auction declines significantly, our revenues and profitability may be adversely affected. In addition, decreases in commodity prices, such as steel and platinum, may negatively affect vehicle values and demand at salvage auctions.

Our business and operating results would be adversely affected if we lose one or more significant customers.

Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, institutional and dealer customers make no binding long-term commitments to us regarding consignment volumes. Any such customer could reduce its overall supply of vehicles for our auctions or otherwise seek to materially change the terms of its business relationship with us at any time. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2016, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.

At a segment level, approximately 80% of IAA segment’s revenues derive from insurance company customers and a small number of these customers account for a large share of IAA’s revenues. In 2016, approximately 40% of IAA’s revenues were associated with the fees generated from the auction of salvage vehicles, including buyer fees, from its three largest insurance customers, each of which accounted for over 10%. If one or more of IAA’s large customers were to significantly reduce consignments for any reason or favor competitors or new entrants, IAA may not be successful in replacing such business and IAA’s profitability and operating results would be materially adversely affected.

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

•
Decrease in consumer spending. Consumer purchases of new and used vehicles may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending. In addition, the increased use of vehicle sharing and alternate methods of transportation, including autonomous vehicles, could lead to a decrease in consumer purchases of new and used vehicles and a decrease in vehicle rentals. To the extent retail and rental car company demand for new and used vehicles decreases, negatively impacting our auction volumes, our results of operations and financial position could be materially and adversely affected.

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

Declining values for salvage vehicles purchased could adversely affect our profitability.

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

AFC is exposed to credit risk with our dealer borrowers, which could adversely affect our profitability and financial condition.

AFC is subject to credit risk resulting from defaults in payment by our dealer customers on our floorplan loans. Furthermore, a weak economic environment, decreased demand for used vehicles, disruptions in pricing of used vehicle inventory or consumers’ lack of access to financing could exert pressure on our dealer customers resulting in higher delinquencies, bankruptcies, repossessions and credit losses. There can be no assurances that our monitoring of our credit risk as it affects the collectability of these loans and our efforts to mitigate credit risk through appropriate underwriting policies and loss-mitigation strategies are, or will be, sufficient to prevent an adverse impact in our profitability and financial condition.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 11% of our revenues were attributable to our Canadian operations for the year ended December 31, 2016. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. A 1% change in the average Canadian exchange rate for the year ended December 31, 2016 would have impacted net income by approximately $0.9 million.

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

As of December 31, 2016, our total corporate debt was approximately $2.5 billion, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $219.5 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $29.7 million at December 31, 2016, which would reduce the $219.5 million available for borrowings under the credit facilities.

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

•	PAR is subject to laws in certain states which regulate repossession administration activities and, in certain jurisdictions, require PAR to be licensed.

•	We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations.

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

Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. A significant percentage of our total assets represents goodwill. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill and a reduction in net income.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 136,639,217 shares of common stock were outstanding as of December 31, 2016. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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

•	authorizing the removal of directors only upon the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote for the election of directors; and

•	prohibiting stockholder action by written consent.

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

In October 2014, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock through October 28, 2016. Approximately $227.6 million of the Company's common stock was repurchased under the October 2014 authorization. In October 2016, our board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock through October 26, 2019. As of December 31, 2016, approximately $80.4 million of the Company's common stock had been repurchased under the October 2016 authorization. No assurance can be given as to whether the board of directors will authorize additional shares for repurchase, which could cause the market value of our stock to decline.

Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. At December 31, 2016, properties utilized by the ADESA business segment include 77 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA facilities in North America consist on average of approximately 65 acres of land per site.
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 31, 2016, properties utilized by the IAA business segment include 172 salvage vehicle auction facilities in the United States and Canada, most of which are leased. IAA also includes HBC, which operates from 11 locations in the United Kingdom. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site.
Of AFC's 126 locations in North America at December 31, 2016, 91 are physically located at auction facilities (including 60 at ADESA and 14 at IAA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. Capacity at our facilities varies from period to period and by region as a result of various factors, including natural disasters.

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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council are beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicates that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. More recently, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expects the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA")phase to follow. EPA expects to initiate RD/RA negotiations with all PRPs beginning in early 2018. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 15, 2017, there was one stockholder of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by this holder of record.
The following table sets forth the range of high and low intraday sales prices per share of common stock for each quarter during fiscal years 2016 and 2015:

	2016		2015
	High	Low	High	Low
4th Quarter (October 1 - December 31)	$44.10	$38.16	$38.98	$35.26
3rd Quarter (July 1 - September 30)	$43.91	$40.23	$39.87	$34.70
2nd Quarter (April 1 - June 30)	$41.76	$35.68	$38.77	$35.87
1st Quarter (January 1 - March 31)	$38.44	$31.54	$39.52	$33.25
Dividend Policy
The following table presents the dividends declared per share of common stock for each quarter during fiscal years 2016 and 2015:

	2016	2015
4th Quarter (October 1 - December 31)	$0.32	$0.27
3rd Quarter (July 1 - September 30)	$0.29	$0.27
2nd Quarter (April 1 - June 30)	$0.29	$0.27
1st Quarter (January 1 - March 31)	$0.29	$0.27
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

Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$500.0
November 1 - November 30	1,131,000	41.33	1,131,000	453.3
December 1 - December 31	800,200	42.01	800,200	419.6
Total	1,931,200	$41.61	1,931,200

(1)
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment, for the period beginning on December 31, 2011 and ending on December 31, 2016, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
KAR Auction Services, Inc.	$100	$151.44	$228.63	$276.88	$304.58	$361.01
S&P 400 Midcap Index	$100	$117.88	$157.37	$172.74	$168.99	$204.03
S&P 500 Index	$100	$116.00	$153.57	$174.60	$177.01	$198.18

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
Selected Financial Data of KAR Auction Services
For the Years Ended December 31, 2016, 2015, 2014, 2013 and 2012
The following consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2016	2015	2014	2013	2012
Operations:
Operating revenues
ADESA (1)	$1,765.3	$1,427.8	$1,271.0	$1,165.5	$1,097.2
IAA	1,098.0	994.4	895.9	830.0	716.1
AFC	286.8	268.4	250.1	224.7	193.8
Total operating revenues	$3,150.1	$2,690.6	$2,417.0	$2,220.2	$2,007.1
Operating expenses (exclusive of depreciation and amortization) (1)	2,410.5	2,050.5	1,842.7	1,769.1	1,549.9
Operating profit	499.0	427.3	377.7	256.7	267.0
Interest expense	138.8	91.4	86.2	104.7	119.4

Net income	222.4	214.6	169.3	67.7	92.0
Net income per share
Basic	1.62	1.53	1.21	0.49	0.67
Diluted	1.60	1.51	1.19	0.48	0.66
Weighted average shares outstanding
Basic	137.6	140.1	140.2	137.9	136.5
Diluted	139.1	142.3	141.8	140.8	139.0
Cash dividends declared per common share	1.19	1.08	1.02	0.82	0.19

	As of December 31,
	2016	2015	2014	2013	2012
Financial Position:
Working capital (2)(3)	$506.2	$232.2	$490.2	$366.0	$297.6
Total assets (3)	6,557.6	5,771.5	5,334.8	5,089.3	4,897.4
Total debt, net of unamortized debt issuance costs/discounts (2)	2,470.3	1,865.1	1,743.5	1,738.4	1,796.5
Total stockholders' equity	1,397.3	1,386.1	1,547.1	1,481.8	1,443.7

	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Financial Data:
Net cash provided by operating activities	$360.8	$475.0	$431.3	$434.0	$290.2
Capital expenditures	155.1	134.7	101.0	96.6	102.0
Depreciation and amortization	240.6	212.8	196.6	194.4	190.2
___________________________________________________________________

(1)
Prior to 2016, the gross selling prices for certain vehicles owned and subsequently sold by ADESA were incorrectly netted against cost of services, but have been deemed immaterial. Beginning in 2016, the gross selling prices of the owned vehicles were included in revenue and costs of services, resulting in an increase to ADESA’s revenue and a corresponding increase in cost of services. Prior year amounts have been revised to reflect these changes. For the years ended December

31, 2016, 2015, 2014, 2013 and 2012 “ADESA revenue” and “Cost of services” were increased by $60.6 million, $51.0 million, $52.5 million, $46.9 million and $43.7 million, respectively. For further information, see Note 2 to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

(2)	Working capital is defined as current assets less current liabilities.

(3)
Amounts prior to 2016 have been adjusted to reflect the adoption of ASU 2015-03. The update required debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. For further information, see Note 2 to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	significant current competition and the introduction of new competitors;

•	competitive pricing pressures;

•	any losses of key personnel;

•	our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	costs associated with the acquisition of businesses or technologies;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	our ability to obtain land or renew/enter into new leases at commercially reasonable rates;

•	decreases in the number of used vehicles sold at physical auctions;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	our ability to maintain our brand and protect our intellectual property;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2017.
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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 77 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by Openlane technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 172 salvage vehicle auction sites in the United States and Canada at December 31, 2016. IAA also includes HBC, which operates from 11 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2016, AFC conducted business at 126 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on capital leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 9.2 million, 9.9 million and an estimated 10.6 million in 2014, 2015 and 2016, respectively. We expect that used vehicle auction volumes in North America, including online only volumes, will be over 10.6 million units in 2017, 2018 and 2019. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2015 Annual Review and management estimates. A primary driver of the anticipated improvement is more off-lease and repossessed vehicles entering the market over the next three years.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 17% in 2016, 16% in 2015 and 14% in 2014. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, as the industry has recently experienced, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For example, the average price per ton of crushed auto bodies in North America decreased from $312 in December 2013 to $198 in December 2014 to $115 in December 2015. This reduction in the price of crushed auto bodies has had an adverse impact on the value of salvage vehicles being sold in the salvage auction industry and resulted in reduced revenue per vehicle sold and gross profit. During 2016, the price per ton of crushed auto bodies in North America has ranged from $109 to $188 and finished December 2016 at $136.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. Over the last few years AFC's North American dealer base grew from over 9,700 dealers in 2009 to approximately 15,700 dealers in 2016 and loan transactions, which includes both loans paid off and loans curtailed, grew from approximately 800,000 in 2009 to approximately 1,718,000 in 2016. As a result of this increased activity, AFC is experiencing increased competition.
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
Prior to 2016, the gross selling prices for certain vehicles owned and subsequently sold by ADESA were incorrectly netted against cost of services. Beginning in 2016, the gross selling prices of the owned vehicles were included in revenue and costs of services, resulting in an increase to ADESA’s revenue and a corresponding increase in cost of services. Prior year amounts have been reclassified to reflect these changes. For further information, see Note 2 to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.
Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are composed of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2016	2015
Revenues
ADESA	$1,765.3	$1,427.8
IAA	1,098.0	994.4
AFC	286.8	268.4
Total revenues	3,150.1	2,690.6
Cost of services*	1,827.4	1,548.5
Gross profit*	1,322.7	1,142.1
Selling, general and administrative	583.1	502.0
Depreciation and amortization	240.6	212.8
Operating profit	499.0	427.3
Interest expense	138.8	91.4
Other income, net	(0.5)	(4.6)
Loss on extinguishment of debt	5.4	—
Income before income taxes	355.3	340.5
Income taxes	132.9	125.9
Net income	$222.4	$214.6
Net income per share
Basic	$1.62	$1.53
Diluted	$1.60	$1.51

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2016, we had revenue of $3,150.1 million compared with revenue of $2,690.6 million for the year ended December 31, 2015, an increase of 17%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $27.8 million, or 13%, to $240.6 million for the year ended December 31, 2016, compared with $212.8 million for the year ended December 31, 2015. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2015 and 2016.
Interest Expense
Interest expense increased $47.4 million, or 52%, to $138.8 million for the year ended December 31, 2016, compared with $91.4 million for the year ended December 31, 2015. The increase was primarily attributable to the interest associated with the new Term Loan B-3, the increase in interest rate on Term Loan B-2, as well as the interest associated with outstanding revolver borrowings. In addition, there was an increase in interest expense at AFC of $10.0 million, which resulted from an increase in the average portfolio financed in 2016 as compared with 2015.
Loss on Extinguishment of Debt
In March 2016, we amended our Credit Agreement and recorded a $4.0 million pretax charge resulting from the write-off of unamortized debt issue costs associated with Term Loan B-1 and unamortized debt issue costs associated with the old revolving credit facility. Additionally, in December 2016, we recorded a $1.4 million pretax charge primarily resulting from the write-off of a portion of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.

Income Taxes
We had an effective tax rate of 37.4% for the year ended December 31, 2016, compared with an effective tax rate of 37.0% for the year ended December 31, 2015.
Impact of Foreign Currency
The strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the year ended December 31, 2016, fluctuations in the Canadian exchange rate decreased revenue by $11.9 million, operating profit by $4.0 million, net income by $2.3 million and net income per diluted share by $0.02.
ADESA Results

	Year Ended December 31,
(Dollars in millions)	2016	2015
ADESA revenue	$1,765.3	$1,427.8
Cost of services*	1,036.5	836.9
Gross profit*	728.8	590.9
Selling, general and administrative	327.0	276.6
Depreciation and amortization	100.0	86.2
Operating profit	$301.8	$228.1
Vehicles sold	2,885,000	2,465,000

* Exclusive of depreciation and amortization

Note: Prior to 2016, the gross selling prices for certain vehicles owned and subsequently sold by ADESA were incorrectly netted against cost of services. At December 31, 2016, the gross selling prices of the owned vehicles were included in revenue and costs of services, resulting in an increase to ADESA’s revenue and a corresponding increase in cost of services. For the year ended December 31, 2016, “ADESA revenue” and “Cost of services” have both been increased by $60.6 million. For the year ended December 31, 2015, “ADESA revenue” and “Cost of services” have both been increased by $51.0 million.
Revenue
Revenue from ADESA increased $337.5 million, or 24%, to $1,765.3 million for the year ended December 31, 2016, compared with $1,427.8 million for the year ended December 31, 2015. The increase in revenue was primarily a result of a 17% increase in the number of vehicles sold (9% increase excluding acquisitions), as well as a 6% increase in revenue per vehicle sold. Businesses acquired in 2016 and 2015 accounted for an increase in revenue of $137.1 million. Revenue decreased $8.5 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 22% increase in institutional volume (16% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 9% increase in dealer consignment units sold (2% decrease excluding acquisitions) for the year ended December 31, 2016 compared with the year ended December 31, 2015. Online sales volume for ADESA represented approximately 42% of the total vehicles sold in 2016, compared with approximately 40% in 2015. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Upstream and midstream selling represent online only sales, which accounted for approximately 63% of ADESA's online sales volume. ADESA sold approximately 743,000 and 592,000 vehicles through its online only offerings in 2016 and 2015, respectively, of which approximately 385,000 and 352,000 represented vehicle sales to grounding dealers in 2016 and 2015, respectively. For the year ended December 31, 2016, dealer consignment vehicles represented approximately 48% of used vehicles sold at ADESA physical auction locations, compared with approximately 50% for the year ended December 31, 2015. Vehicles sold at physical auction locations increased 14% (4% increase excluding acquisitions) in 2016, compared with 2015. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions was 58.3% for the years ended December 31, 2016 and 2015.
Physical auction revenue per vehicle sold increased $53, or 7%, to $781 for the year ended December 31, 2016, compared with $728 for the year ended December 31, 2015. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate. Excluding vehicles purchased, physical auction revenue per vehicle would have been $753 and $701 for the year ended December 31, 2016 and 2015, respectively.
Online only auction revenue per vehicle sold increased $17 to $124 for the year ended December 31, 2016, compared with $107 for the year ended December 31, 2015. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and an increase in the mix of cars sold in closed sales to non-grounding dealers, partially offset by a decrease in online only auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $110 and $102 for the year ended December 31, 2016 and 2015, respectively.
Gross Profit
For the year ended December 31, 2016, gross profit for ADESA increased $137.9 million, or 23%, to $728.8 million, compared with $590.9 million for the year ended December 31, 2015. Gross profit for ADESA was 41.3% of revenue for the year ended December 31, 2016, compared with 41.4% of revenue for the year ended December 31, 2015. The increase in gross profit was mainly attributable to the 17% increase in the number of vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $50.4 million, or 18%, to $327.0 million for the year ended December 31, 2016, compared with $276.6 million for the year ended December 31, 2015, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $27.7 million, compensation expense of $11.8 million, bad debt expense of $5.1 million, information technology costs of $3.3 million, professional fees of $1.9 million, benefit-related expenses of $1.6 million, supply and mailing expenses of $1.5 million and other miscellaneous expenses aggregating $3.8 million, partially offset by a decrease in marketing expenses of $3.1 million, a decrease in the loss on disposal of certain assets of $1.7 million and fluctuations in the Canadian exchange rate of $1.5 million.
IAA Results

	Year Ended December 31,
(Dollars in millions)	2016	2015
IAA revenue	$1,098.0	$994.4
Cost of services*	708.0	633.6
Gross profit*	390.0	360.8
Selling, general and administrative	104.2	98.1
Depreciation and amortization	87.9	80.8
Operating profit	$197.9	$181.9
Vehicles sold	2,184,000	1,970,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $103.6 million, or 10%, to $1,098.0 million for the year ended December 31, 2016, compared with $994.4 million for the year ended December 31, 2015, and included an increase in revenue of $25.8 million from HBC (HBC was acquired in June 2015). The increase in revenue was a result of an increase in vehicles sold of approximately 11% (10% excluding HBC) for the year ended December 31, 2016, partially offset by a decrease in revenue of $6.9 million due to fluctuations in the U.K. exchange rate and $2.8 million due to fluctuations in the Canadian exchange rate. Revenue per vehicle sold was consistent year over year. IAA's North American same-store total loss vehicle inventory increased approximately 25% at December 31, 2016, as compared to December 31, 2015, in part related to recent catastrophic events. Vehicles sold under purchase agreements were approximately 7% (5% excluding HBC) and 7% (6% excluding HBC) of total salvage vehicles sold for the year ended December 31, 2016 and 2015, respectively. Online sales volumes for IAA for the years ended December 31, 2016 and 2015 represented approximately 60% of the total vehicles sold by IAA.

Gross Profit
For the year ended December 31, 2016, gross profit at IAA increased to $390.0 million, or 35.5% of revenue, compared with $360.8 million, or 36.3% of revenue, for the year ended December 31, 2015. The increase in gross profit was mainly attributable to a 10% increase in revenue, partially offset by a 12% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. Excluding HBC, IAA's gross profit margin was 36.7% and 37.0% for the year ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016 and 2015, HBC had revenue of approximately $51.6 million and $25.8 million, respectively, and cost of services of approximately $45.8 million and $23.5 million, respectively, as the majority of HBC's vehicles are sold under purchase contracts. HBC accounted for a 0.5% decrease in IAA's gross profit margin percentage for the year ended December 31, 2016.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $6.1 million, or 6%, to $104.2 million for the year ended December 31, 2016, compared with $98.1 million for the year ended December 31, 2015. The increase in selling, general and administrative expenses was primarily attributable to an increase in expenses at HBC of $1.5 million, increases in stock-based compensation expense of $1.3 million, telecom costs of $1.1 million, bad debt expense of $0.9 million, benefit-related expenses of $0.9 million, non-income based taxes of $0.7 million, employee related expenses of $0.4 million, incentive-based compensation of $0.4 million and other miscellaneous expenses aggregating $1.3 million, partially offset by decreases in professional fees of $1.6 million and travel expenses of $0.8 million.
AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2016	2015
AFC revenue
Interest and fee income	$275.1	$246.8
Other revenue	10.3	9.7
Provision for credit losses	(30.7)	(16.0)
Other service revenue	32.1	27.9
Total AFC revenue	286.8	268.4
Cost of services*	82.9	78.0
Gross profit*	203.9	190.4
Selling, general and administrative	28.7	27.8
Depreciation and amortization	31.1	30.8
Operating profit	$144.1	$131.8
Loan transactions	1,718,000	1,607,000
Revenue per loan transaction, excluding "Other service revenue"	$148	$150

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2016, AFC revenue increased $18.4 million, or 7%, to $286.8 million, compared with $268.4 million for the year ended December 31, 2015. The increase in revenue was the result of a 7% increase in loan transactions and an increase of 15% in "Other service revenue" generated by PWI, partially offset by an increase in the provision for credit losses to 1.8% of the average managed receivables for the year ended December 31, 2016. The increase in revenue and decrease in revenue per loan transaction included the impact of a decrease in revenue of $0.6 million due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,792.2 million at December 31, 2016 from $1,641.0 million at December 31, 2015.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $2, or 1%, primarily as a result of an increase in the provision for credit losses, a decrease in floorplan fee income per unit and a decrease in interest yield, partially offset by increases in average loan values, other revenue and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."

The provision for credit losses has increased to 1.8% from 1.1% of the average managed receivables for the year ended December 31, 2016 compared with the year ended December 31, 2015. In the current credit environment, the provision for credit losses is expected to be approximately 1.75% to 2.25%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the year ended December 31, 2016, gross profit for the AFC segment increased $13.5 million, or 7%, to $203.9 million, or 71.1% of revenue, compared with $190.4 million, or 70.9% of revenue, for the year ended December 31, 2015, primarily as a result of a 7% increase in revenue, partially offset by a 6% increase in cost of services. The floorplan lending business gross profit margin percentage increased from 77.5% to 77.7%. The gross profit margin percentage in the warranty service contract business also improved.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.9 million, or 3%, to $28.7 million for the year ended December 31, 2016, compared with $27.8 million for the year ended December 31, 2015. The increase was primarily attributable to increases in stock-based compensation expense of $0.7 million, information technology costs of $0.7 million and other miscellaneous expenses aggregating $0.5 million, partially offset by a decrease in incentive-based compensation of $0.6 million and a decrease in selling, general and administrative costs at PWI of $0.4 million.
Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2016	2015
Selling, general and administrative	$123.2	$99.5
Depreciation and amortization	21.6	15.0
Operating loss	$(144.8)	$(114.5)
Selling, General and Administrative
For the year ended December 31, 2016, selling, general and administrative expenses at the holding company increased $23.7 million, or 24%, to $123.2 million, compared with $99.5 million for the year ended December 31, 2015, primarily as a result of increases in compensation expense of $8.7 million, professional fees of $7.5 million, stock-based compensation expense of $3.4 million, incentive-based compensation expense of $1.8 million, acquisition-related professional fees of $1.7 million and other miscellaneous expenses aggregating $2.2 million, partially offset by a decrease in medical expenses of $1.6 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.

Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2015	2014
Revenues
ADESA	$1,427.8	$1,271.0
IAA	994.4	895.9
AFC	268.4	250.1
Total revenues	2,690.6	2,417.0
Cost of services*	1,548.5	1,371.3
Gross profit*	1,142.1	1,045.7
Selling, general and administrative	502.0	471.4
Depreciation and amortization	212.8	196.6
Operating profit	427.3	377.7
Interest expense	91.4	86.2
Other income, net	(4.6)	(3.8)
Loss on extinguishment of debt	—	30.3
Income before income taxes	340.5	265.0
Income taxes	125.9	95.7
Net income	$214.6	$169.3
Net income per share
Basic	$1.53	$1.21
Diluted	$1.51	$1.19

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2015, we had revenue of $2,690.6 million compared with revenue of $2,417.0 million for the year ended December 31, 2014, an increase of 11%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
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
Loss on Extinguishment of Debt
In March 2014, we amended and restated our Credit Agreement and recorded a $30.3 million pretax charge resulting from the write-off of unamortized debt discount and unamortized debt issue costs.
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
Impact of Foreign Currency
The strengthening of the U.S. dollar had a significant impact on the reporting of our Canadian operations in U.S. dollars. For the year ended December 31, 2015, fluctuations in the Canadian exchange rate decreased revenue by $49.4 million, operating profit by $16.0 million, net income by $9.2 million and net income per diluted share by $0.06.
ADESA Results

	Year Ended December 31,
(Dollars in millions)	2015	2014
ADESA revenue	$1,427.8	$1,271.0
Cost of services*	836.9	745.9
Gross profit*	590.9	525.1
Selling, general and administrative	276.6	259.9
Depreciation and amortization	86.2	80.2
Operating profit	$228.1	$185.0
Vehicles sold	2,465,000	2,198,000

* Exclusive of depreciation and amortization

Note: Prior to 2016, the gross selling prices for certain vehicles owned and subsequently sold by ADESA were incorrectly netted against cost of services. At December 31, 2016, the gross selling prices of the owned vehicles were included in revenue and costs of services, resulting in an increase to ADESA’s revenue and a corresponding increase in cost of services. For the year ended December 31, 2015, “ADESA revenue” and “Cost of services” have both been increased by $51.0 million. For the year ended December 31, 2014, “ADESA revenue” and “Cost of services” have both been increased by $52.5 million.
Revenue
Revenue from ADESA increased $156.8 million, or 12%, to $1,427.8 million for the year ended December 31, 2015, compared with $1,271.0 million for the year ended December 31, 2014. The increase in revenue was primarily a result of a 12% increase in the number of vehicles sold, as well as a 1% increase in revenue per vehicle sold, which included an increase in revenue of $39.5 million for businesses acquired in 2015 and a decrease in revenue of $35.9 million due to fluctuations in the Canadian exchange rate.
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
Physical auction revenue per vehicle sold increased $12 or 2%, to $728 for the year ended December 31, 2015, compared with $716 for the year ended December 31, 2014. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $18 due to fluctuations in the Canadian exchange rate. Excluding vehicles purchased, revenue per vehicle would have been $701 and $685 for the year ended December 31, 2015 and 2014, respectively.
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
Gross Profit
For the year ended December 31, 2015, gross profit for ADESA increased $65.8 million, or 13%, to $590.9 million, compared with $525.1 million for the year ended December 31, 2014. Gross profit for ADESA was 41.4% of revenue for the year ended December 31, 2015, compared with 41.3% of revenue for the year ended December 31, 2014. The decrease in gross profit percentage for the year ended December 31, 2015, compared with the year ended December 31, 2014, was primarily the result of the 12% increase in cost of services. The increase in cost of services was primarily attributable to an increase in lower margin ancillary and non-auction services, partially offset by fluctuations in the Canadian exchange rate.
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
IAA Results

	Year Ended December 31,
(Dollars in millions)	2015	2014
IAA revenue	$994.4	$895.9
Cost of services*	633.6	555.7
Gross profit*	360.8	340.2
Selling, general and administrative	98.1	98.8
Depreciation and amortization	80.8	76.2
Operating profit	$181.9	$165.2
Vehicles sold	1,970,000	1,732,000

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
AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2015	2014
AFC revenue
Interest and fee income	$246.8	$225.0
Other revenue	9.7	11.9
Provision for credit losses	(16.0)	(12.3)
Other service revenue	27.9	25.5
Total AFC revenue	268.4	250.1
Cost of services*	78.0	69.7
Gross profit*	190.4	180.4
Selling, general and administrative	27.8	28.8
Depreciation and amortization	30.8	30.4
Operating profit	$131.8	$121.2
Loan transactions	1,607,000	1,445,000
Revenue per loan transaction, excluding "Other service revenue"	$150	$155

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
Selling, General and Administrative
For the year ended December 31, 2015, selling, general and administrative expenses at the holding company increased $15.6 million, or 19%, to $99.5 million, compared with $83.9 million for the year ended December 31, 2014, primarily as a result of increases in employee related benefits expense of $5.0 million, compensation expense of $5.1 million, acquisition-related professional fees of $1.7 million, stock-based compensation and incentive-based compensation of $1.3 million, other professional fees of $1.0 million and other miscellaneous expenses aggregating $1.5 million.

Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2016	2015
Revenues
ADESA	$442.3	$365.9
IAA	302.6	261.6
AFC	68.8	68.2
Total revenues	813.7	695.7
Cost of services*	488.3	414.3
Gross profit*	325.4	281.4
Selling, general and administrative	148.8	128.5
Depreciation and amortization	64.7	56.0
Operating profit	111.9	96.9
Interest expense	38.0	24.2
Other expense (income), net	0.3	(2.5)
Loss on extinguishment of debt	1.4	—
Income before income taxes	72.2	75.2
Income taxes	26.7	26.9
Net income	$45.5	$48.3
Net income per share
Basic	$0.33	$0.35
Diluted	$0.33	$0.35

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2016, we had revenue of $813.7 million compared with revenue of $695.7 million for the three months ended December 31, 2015, an increase of 17%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Income Taxes
We had an effective tax rate of 37.0% for the three months ended December 31, 2016, compared with an effective tax rate of 35.8% for the three months ended December 31, 2015.
ADESA Results

	Three Months Ended December 31,
(Dollars in millions)	2016	2015
ADESA revenue	$442.3	$365.9
Cost of services*	269.4	221.3
Gross profit*	172.9	144.6
Selling, general and administrative	89.2	69.3
Depreciation and amortization	27.4	22.4
Operating profit	$56.3	$52.9
Vehicles sold	700,000	605,000

* Exclusive of depreciation and amortization

Note: Prior to 2016, the gross selling prices for certain vehicles owned and subsequently sold by ADESA were incorrectly netted against cost of services. At December 31, 2016, the gross selling prices of the owned vehicles were included in revenue and costs of services, resulting in an increase to ADESA’s revenue and a corresponding increase in cost of services. For the three months ended December 31, 2016, “ADESA revenue” and “Cost of services” have both been increased by $14.8 million. For the three months ended December 31, 2015, “ADESA revenue” and “Cost of services” have both been increased by $13.5 million.
Revenue
Revenue from ADESA increased $76.4 million, or 21%, to $442.3 million for the three months ended December 31, 2016, compared with $365.9 million for the three months ended December 31, 2015. The increase in revenue was primarily a result of a 16% increase in the number of vehicles sold (4% increase excluding acquisitions), as well as a 5% increase in revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $37.4 million.
The increase in volume sold was primarily attributable to a 21% increase in institutional volume (11% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 7% increase in dealer consignment units sold (7% decrease excluding acquisitions) for the three months ended December 31, 2016 compared with the three months ended December 31, 2015. Online sales volume for ADESA represented approximately 41% of the total vehicles sold in the fourth quarter of 2016 and 2015. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Both the upstream and midstream selling represent online only sales, which accounted for approximately 62% of ADESA's online sales volume. ADESA sold approximately 177,000 and 152,000 vehicles through its online only offerings in the fourth quarter of 2016 and 2015, respectively, of which approximately 88,000 and 80,000 represented vehicle sales to grounding dealers in the fourth quarter of 2016 and 2015, respectively. For the three months ended December 31, 2016, dealer consignment vehicles represented approximately 45% of used vehicles sold at ADESA physical auction locations, compared with approximately 49% for the three months ended December 31, 2015. Vehicles sold at physical auction locations increased 15% (no increase excluding acquisitions) in the fourth quarter of 2016, compared with the fourth quarter of 2015. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 54.7% for the three months ended December 31, 2016, compared with 56.1% for the three months ended December 31, 2015.
Physical auction revenue per vehicle sold increased $31, or 4%, to $801 for the three months ended December 31, 2016, compared with $770 for the three months ended December 31, 2015. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue. Excluding vehicles purchased, physical auction revenue per vehicle would have been $773 and $740 for the three months ended December 31, 2016 and 2015, respectively.
Online only auction revenue per vehicle sold increased $18 to $131 for the three months ended December 31, 2016, compared with $113 for the three months ended December 31, 2015. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and an increase in the mix of cars sold in closed sales to non-grounding dealers. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $115 and $105 for the three months ended December 31, 2016 and 2015, respectively.
Gross Profit
For the three months ended December 31, 2016, gross profit for ADESA increased $28.3 million, or 20%, to $172.9 million, compared with $144.6 million for the three months ended December 31, 2015. Gross profit for ADESA was 39.1% of revenue for the three months ended December 31, 2016, compared with 39.5% of revenue for the three months ended December 31, 2015. The increase in gross profit for the three months ended December 31, 2016, compared with the three months ended December 31, 2015, was mainly attributable to the 16% increase in the number of vehicles sold. The decrease in gross profit percentage was primarily the result of the increase in cost of services, which was attributable to an increase in lower margin ancillary and other related services.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $19.9 million, or 29%, to $89.2 million for the three months ended December 31, 2016, compared with $69.3 million for the three months ended December 31, 2015, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $8.4 million, bad debt expense of $4.4 million, compensation expense of $2.9 million, information technology costs of $1.2 million, professional fees of $0.7 million and other miscellaneous expenses aggregating $3.7 million, partially offset by a decrease in incentive-based compensation expense of $1.4 million.
IAA Results

	Three Months Ended December 31,
(Dollars in millions)	2016	2015
IAA revenue	$302.6	$261.6
Cost of services*	198.7	173.0
Gross profit*	103.9	88.6
Selling, general and administrative	25.3	25.5
Depreciation and amortization	23.5	21.7
Operating profit	$55.1	$41.4
Vehicles sold	610,000	517,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $41.0 million, or 16%, to $302.6 million for the three months ended December 31, 2016, compared with $261.6 million for the three months ended December 31, 2015, and included an increase in revenue of $0.2 million from HBC. The increase in revenue was a result of an increase in vehicles sold of approximately 18% (18% increase excluding HBC), partially offset by a decrease in revenue per vehicle sold of approximately 2% for the three months ended December 31, 2016, including a decrease in revenue of $2.7 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 25% at December 31, 2016, as compared to December 31, 2015, in part related to recent catastrophic events. Vehicles sold under purchase agreements were approximately 6% (5% excluding HBC) and 7% (6% excluding HBC) of total salvage vehicles sold for the three months ended December 31, 2016 and 2015, respectively. Online sales volumes for IAA for the three months ended December 31, 2016 and 2015 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended December 31, 2016, gross profit at IAA increased to $103.9 million, or 34.3% of revenue, compared with $88.6 million, or 33.9% of revenue, for the three months ended December 31, 2015. The increase in gross profit was mainly attributable to a 16% increase in revenue, partially offset by a 15% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. Excluding HBC, IAA's gross profit margin was 35.1% and 34.9% for the three months ended December 31, 2016 and 2015, respectively. For the three months ended December 31, 2016 and 2015, HBC had revenue of approximately $12.0 million and $11.8 million, respectively, and cost of services of approximately $10.1 million and $10.5 million, respectively, as the majority of HBC's vehicles are sold under purchase contracts.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $0.2 million, or 1%, to $25.3 million for the three months ended December 31, 2016, compared with $25.5 million for the three months ended December 31, 2015.

AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2016	2015
AFC revenue
Interest and fee income	$69.6	$63.9
Other revenue	2.6	2.7
Provision for credit losses	(11.7)	(5.5)
Other service revenue	8.3	7.1
Total AFC revenue	68.8	68.2
Cost of services*	20.2	20.0
Gross profit*	48.6	48.2
Selling, general and administrative	6.8	6.8
Depreciation and amortization	7.7	7.6
Operating profit	$34.1	$33.8
Loan transactions	417,000	408,000
Revenue per loan transaction, excluding "Other service revenue"	$145	$150

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2016, AFC revenue increased $0.6 million, or 1%, to $68.8 million, compared with $68.2 million for the three months ended December 31, 2015. The increase in revenue was the result of a 2% increase in loan transactions and an increase of 17% in "Other service revenue" generated by PWI, partially offset by a 3% decrease in revenue per loan transaction for the three months ended December 31, 2016. In addition managed receivables increased to $1,792.2 million at December 31, 2016 from $1,641.0 million at December 31, 2015.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $5, or 3%, primarily as a result of an increase in the provision for credit losses and a decrease in interest and fee income, partially offset by increases in other revenue, average loan values, and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses has increased to 2.6% from 1.4% of the average managed receivables for the three months ended December 31, 2016 compared with the three months ended December 31, 2015. The provision for credit losses was 1.8% of the average managed receivables for the year ended December 31, 2016. In the current credit environment, the provision for credit losses is expected to be approximately 1.75% to 2.25%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended December 31, 2016, gross profit for the AFC segment increased $0.4 million to $48.6 million, or 70.6% of revenue, compared with $48.2 million, or 70.7% of revenue, for the three months ended December 31, 2015. The floorplan lending business gross profit margin percentage decreased from 77.3% to 76.8% as a result of lower revenue per loan transaction. The gross profit margin percentage in the warranty service contract business improved.
Selling, General and Administrative
Selling, general and administrative expenses at AFC remained consistent year over year at $6.8 million for the three months ended December 31, 2016 and 2015. Stock-based compensation expense and information technology costs both increased $0.2 million, offset by a decrease in incentive-based compensation of $0.4 million.

Holding Company Results

	Three Months Ended December 31,
(Dollars in millions)	2016	2015
Selling, general and administrative	$27.5	$26.9
Depreciation and amortization	6.1	4.3
Operating loss	$(33.6)	$(31.2)
Selling, General and Administrative
For the three months ended December 31, 2016, selling, general and administrative expenses at the holding company increased $0.6 million, or 2%, to $27.5 million, compared with $26.9 million for the three months ended December 31, 2015, primarily as a result of increases in compensation expense of $3.0 million and professional fees of $2.0 million partially offset by a decrease in medical expenses of $4.4 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

	December 31,
(Dollars in millions)	2016	2015
Cash and cash equivalents	$201.8	$155.0
Restricted cash	17.9	16.2
Working capital	506.2	232.2
Amounts available under Credit Facility*	219.5	110.0
Cash flow from operations for the year ended	360.8	475.0

*
There were related outstanding letters of credit totaling approximately $29.7 million and $28.0 million at December 31, 2016 and 2015, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period end. The significant increase in working capital from December 31, 2015 to December 31, 2016 was primarily a result of the cash provided from the refinancing of our debt in the first quarter of 2016.
Approximately $98.1 million of available cash was held by our foreign subsidiaries. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.

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
Both Term Loan B-2 and Term Loan B-3 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively. Such payments commenced on June 30, 2014 for Term Loan B-2 and on June
30, 2016 for Term Loan B-3, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $6.5 million and $7.8 million of Term Loan B-2 and Term Loan B-3, respectively, for the year ended December 31, 2016. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-2 and Term Loan B-3 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

As set forth in the Credit Agreement, Term Loan B-2 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 3.1875% (with an Adjusted LIBOR floor of 0.75% per annum), Term Loan B-3 at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.50% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at Adjusted LIBOR plus 2.50%. However, for specified types of borrowings, the Company may elect to make Term
Loan B-2 borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.1875%, Term Loan B-3 at a Base Rate plus
2.50% and revolving loan borrowings at a Base Rate plus 1.50%. The rates on Term Loan B-2 and Term Loan B-3 were 4.19% and 4.50% at December 31, 2016, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2016, $1,082.7 million was outstanding on Term Loan B-2, $1,339.9 million was outstanding on Term Loan B-3 and $80.5 million was drawn on the revolving credit facility. In addition, there were related outstanding letters of credit in the aggregate amount of $29.7 million and $28.0 million at December 31, 2016 and December 31, 2015, respectively, which reduce the amount available for borrowings under the Credit Facility. The Company intends to repay the $80.5 million of outstanding borrowings under the revolving credit facility within the next twelve months. Our Canadian operations also have a C$8 million line of credit which was undrawn as of December 31, 2016. However, there were related letters of credit outstanding totaling approximately C$0.9 million at December 31, 2016, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2016 the ratio could not exceed 3.75 to 1.0 and it steps down to 3.5 to 1.0 at September 30, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $51.5 million, was 3.25 to 1.0 at December 31, 2016, excluding pro forma Adjusted EBITDA for businesses acquired in the last twelve months.
In addition, the Credit Agreement contains certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at December 31, 2016.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at December 31, 2016.
In December 2016, AFC and AFC Funding Corporation entered into the Seventh Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.25 billion to $1.50 billion and extended the facility's maturity date from June 29, 2018 to January 31, 2020. In addition, the definition of eligible receivables was expanded and the tangible net worth requirement increased. We capitalized approximately $12.7 million of costs in connection with the Receivables Purchase Agreement. In addition, we recorded a $1.4 million pretax charge resulting from the write-off of a portion of the unamortized securitization issuance costs.

We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at December 31, 2016. In December 2016, AFCI entered into the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 29, 2018 to January 31, 2020. We capitalized approximately $0.7 million of costs in connection with the Canadian Receivables Purchase

Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,792.2 million and $1,641.0 million at December 31, 2016 and December 31, 2015, respectively. AFC's allowance for losses was $12.0 million and $9.0 million at December 31, 2016 and December 31, 2015, respectively.
As of December 31, 2016 and December 31, 2015, $1,774.8 million and $1,626.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,280.3 million and $1,189.0 million of obligations collateralized by finance receivables at December 31, 2016 and December 31, 2015, respectively. There were unamortized securitization issuance costs of approximately $19.7 million and $12.2 million at December 31, 2016 and December 31, 2015, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2016, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended December 31, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$27.9	$29.0	$19.8	$(31.2)	$45.5
Add back:
Income taxes	16.0	16.8	12.2	(18.3)	26.7
Interest expense, net of interest income	(0.2)	—	9.4	28.7	37.9
Depreciation and amortization	27.4	23.5	7.7	6.1	64.7
Intercompany interest	9.3	9.5	(8.7)	(10.1)	—
EBITDA	80.4	78.8	40.4	(24.8)	174.8
Intercompany charges	3.1	—	—	(3.1)	—
Non-cash stock-based compensation	1.2	0.7	0.4	1.7	4.0
Loss on extinguishment of debt	—	—	1.4	—	1.4
Acquisition related costs	1.3	—	—	0.1	1.4
Securitization interest	—	—	(7.7)	—	(7.7)
Minority interest	1.1	—	—	—	1.1
Other	0.9	0.7	0.2	(0.3)	1.5
Total addbacks	7.6	1.4	(5.7)	(1.6)	1.7
Adjusted EBITDA	$88.0	$80.2	$34.7	$(26.4)	$176.5

	Three Months Ended December 31, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$25.1	$23.3	$21.4	$(21.5)	$48.3
Add back:
Income taxes	13.9	11.1	13.4	(11.5)	26.9
Interest expense, net of interest income	(0.3)	—	6.9	17.2	23.8
Depreciation and amortization	22.4	21.7	7.6	4.3	56.0
Intercompany interest	12.1	9.5	(7.9)	(13.7)	—
EBITDA	73.2	65.6	41.4	(25.2)	155.0
Intercompany charges	1.9	0.1	—	(2.0)	—
Non-cash stock-based compensation	0.9	0.3	0.3	1.4	2.9
Acquisition related costs	0.6	—	0.2	0.2	1.0
Securitization interest	—	—	(5.5)	—	(5.5)
Minority interest	0.2	(1.1)	—	—	(0.9)
Other	0.8	0.7	0.3	0.2	2.0
Total addbacks	4.4	—	(4.7)	(0.2)	(0.5)
Adjusted EBITDA	$77.6	$65.6	$36.7	$(25.4)	$154.5

	Year Ended December 31, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$156.9	$101.1	$88.4	$(124.0)	$222.4
Add back:
Income taxes	92.7	59.3	54.0	(73.1)	132.9
Interest expense, net of interest income	(0.3)	—	34.1	104.6	138.4
Depreciation and amortization	100.0	87.9	31.1	21.6	240.6
Intercompany interest	41.7	37.8	(33.8)	(45.7)	—
EBITDA	391.0	286.1	173.8	(116.6)	734.3
Intercompany charges	10.9	0.3	—	(11.2)	—
Non-cash stock-based compensation	4.6	2.6	1.8	10.1	19.1
Loss on extinguishment of debt	—	—	1.4	4.0	5.4
Acquisition related costs	4.9	0.2	0.1	3.4	8.6
Securitization interest	—	—	(28.0)	—	(28.0)
Minority interest	3.8	—	—	—	3.8
(Gain)/Loss on asset sales	1.6	0.2	—	0.6	2.4
Other	2.7	(0.5)	0.2	(0.1)	2.3
Total addbacks	28.5	2.8	(24.5)	6.8	13.6
Adjusted EBITDA	$419.5	$288.9	$149.3	$(109.8)	$747.9

	Year Ended December 31, 2015
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$109.2	$92.8	$83.2	$(70.6)	$214.6
Add back:
Income taxes	62.3	52.4	51.3	(40.1)	125.9
Interest expense, net of interest income	0.1	—	24.1	66.6	90.8
Depreciation and amortization	86.2	80.8	30.8	15.0	212.8
Intercompany interest	49.7	37.7	(25.3)	(62.1)	—
EBITDA	307.5	263.7	164.1	(91.2)	644.1
Intercompany charges	7.9	0.7	—	(8.6)	—
Non-cash stock-based compensation	3.8	1.1	1.3	6.5	12.7
Acquisition related costs	2.7	0.1	0.2	1.8	4.8
Securitization interest	—	—	(18.7)	—	(18.7)
Minority interest	0.8	(1.4)	—	—	(0.6)
(Gain)/Loss on asset sales	3.6	(0.1)	—	—	3.5
Other	2.3	1.0	0.4	0.3	4.0
Total addbacks	21.1	1.4	(16.8)	—	5.7
Adjusted EBITDA	$328.6	$265.1	$147.3	$(91.2)	$649.8

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Net income (loss)	$60.7	$61.8	$54.4	$45.5	$222.4
Add back:
Income taxes	36.7	37.7	31.8	26.7	132.9
Interest expense, net of interest income	28.7	35.7	36.1	37.9	138.4
Depreciation and amortization	56.4	59.0	60.5	64.7	240.6
EBITDA	182.5	194.2	182.8	174.8	734.3
Non-cash stock-based compensation	5.5	4.9	4.7	4.0	19.1
Loss on extinguishment of debt	4.0	—	—	1.4	5.4
Acquisition related costs	2.6	3.3	1.3	1.4	8.6
Securitization interest	(6.4)	(6.7)	(7.2)	(7.7)	(28.0)
Minority interest	0.6	1.0	1.1	1.1	3.8
(Gain)/Loss on asset sales	0.4	0.4	1.3	0.3	2.4
Other	0.3	—	0.8	1.2	2.3
Total addbacks	7.0	2.9	2.0	1.7	13.6
Adjusted EBITDA	$189.5	$197.1	$184.8	$176.5	$747.9

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2016	2015
Net cash provided by (used by):
Operating activities	$360.8	$475.0
Investing activities	(765.3)	(547.6)
Financing activities	453.2	94.5
Effect of exchange rate on cash	(1.9)	(19.8)
Net increase in cash and cash equivalents	$46.8	$2.1
Cash flow from operating activities was $360.8 million for the year ended December 31, 2016, compared with $475.0 million for the year ended December 31, 2015. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, partially offset by a net increase in non-cash adjustments to net income and increased profitability.
Net cash used by investing activities was $765.3 million for the year ended December 31, 2016, compared with $547.6 million for the year ended December 31, 2015. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $314.0 million; and

•	an increase in capital expenditures of approximately $20.4 million. For a discussion of the Company's capital expenditures, see “Capital Expenditures” below;
partially offset by:

•	a decrease in the additional finance receivables held for investment of approximately $119.5 million.

Net cash provided by financing activities was $453.2 million for the year ended December 31, 2016, compared with $94.5 million for the year ended December 31, 2015. The increase in net cash from financing activities was primarily attributable to:

•	the debt refinancing and payment activities in the first quarter of 2016, for which the Company received approximately $558.9 million of cash after the repayment and rollover of debt; and

•	a $147.2 million decrease in cash used for the repurchase and retirement of common stock;
partially offset by:

•	a decrease in the additional obligations collateralized by finance receivables of approximately $253.0 million; and

•	an increase in payments for debt issuance costs of $21.9 million.
Capital Expenditures
Capital expenditures for the years ended December 31, 2016 and 2015 approximated $155.1 million and $134.7 million, respectively. Included in the capital expenditures for the year ended December 31, 2016 was approximately $27.4 million for the greenfield development of ADESA Chicago. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $145 million for fiscal year 2017. Anticipated capital expenditures are primarily attributable to ongoing information system projects, upkeep, improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.32 per share in 2017 using cash flow from operations, representing an annualized dividend of $1.28 per share. The following dividend information has been released in 2016 and 2017:

•	On February 17, 2016, the Company announced a cash dividend of $0.29 per share that was paid on April 5, 2016, to stockholders of record at the close of business on March 23, 2016.

•	On May 3, 2016, the Company announced a cash dividend of $0.29 per share that was paid on July 5, 2016, to stockholders of record at the close of business on June 22, 2016.

•	On August 2, 2016, the Company announced a cash dividend of $0.29 per share that was paid on October 4, 2016, to stockholders of record at the close of business on September 21, 2016.

•	On November 3, 2016, the Company announced a cash dividend of $0.32 per share that was paid on January 6, 2017, to stockholders of record at the close of business on December 21, 2016.

•	On February 21, 2017, the Company announced a cash dividend of $0.32 per share that is payable on April 4, 2017, to stockholders of record at the close of business on March 22, 2017.
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
Acquisitions
The aggregate purchase price for the businesses acquired in 2016, net of cash acquired, was approximately $433.4 million, which included estimated contingent payments with a fair value of $1.3 million. The maximum amount of undiscounted contingent payments related to these acquisitions was approximately $1.5 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $136.8 million to intangible assets, representing the fair value of acquired customer relationships of $129.8 million, software of $4.9 million, tradenames of $1.8 million and non-competes of $0.3 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and a final valuation of intangibles related to the acquisition of Flint Auto Auction. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $269.6 million. The goodwill is recorded in the ADESA Auctions and AFC reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2016.

In February 2016, ADESA signed a definitive agreement to acquire auctions owned by the Brasher family. In April 2016, ADESA completed the acquisition of Brasher's eight auctions, which strengthens ADESA's western U.S. footprint. In 2015, Brasher's had revenues of approximately $140 million. We entered into operating lease obligations related to various facilities through 2036. Initial annual lease payments for the various facilities are approximately $5 million per year.

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

In November 2016, ADESA completed the acquisition of Flint Auto Auction, a whole car auction facility in Flint, Michigan. This acquisition expands ADESA's geographic footprint in the Midwest.

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
Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2016. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2016 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$300 million revolving credit facility	$80.5	$80.5	$—	$—	$—
Term Loan B-2 (a)	1,082.7	11.2	22.4	1,049.1	—
Term Loan B-3 (a)	1,339.9	13.5	27.0	27.0	1,272.4
Capital lease obligations (b)	52.5	27.2	25.1	0.2	—
Interest payments relating to long-term debt (c)	561.3	108.1	209.9	172.1	71.2
Operating leases (d)	1,118.9	121.7	220.2	182.6	594.4
Total contractual cash obligations	$4,235.8	$362.2	$504.6	$1,431.0	$1,938.0
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the capital leases. Future capital lease obligations would change if we entered into additional capital lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2016.

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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016, which are included in this Annual Report on Form 10-K.
Uncollectible Receivables and Allowance for Credit Losses and Doubtful Accounts
We maintain an allowance for credit losses and doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. The allowances for credit losses and doubtful accounts are also based on management's evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings with individual customers.
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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including over 81,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of trade and finance receivables for the year ended December 31, 2016, our provision for credit losses would have increased by approximately $3.1 million in 2016.
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
In accordance with ASC 350, Intangibles—Goodwill and Other, we assess goodwill for impairment at least annually and whenever events or circumstances indicate that the carrying amount of the goodwill may be impaired. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. In assessing goodwill, we must make assumptions regarding estimated future cash flows and earnings, changes in our business strategy and economic conditions affecting market valuations related to the fair values of our reporting units. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.
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
Based on our goodwill assessments, the Company has not identified a reporting unit for which the goodwill was impaired in 2016, 2015 or 2014. As a measure of sensitivity, a 10% decrease in the estimated fair value of the Company's reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2016.
As with goodwill, we assess indefinite-lived tradenames for impairment, in accordance with ASC 350, at least annually and whenever events or circumstances indicate that the carrying amount of the indefinite-lived tradenames may be impaired. At the end of each assessment, we make a determination as to whether the tradenames still have an indefinite life.
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
We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims, utilizing historical claims experience. Our calculation of self-insurance program reserves requires management to apply judgment to estimate the ultimate cost of reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Trends in healthcare and legal costs could have a significant impact on anticipated claims. If actual claims are higher than anticipated, our reserves might be insufficient to cover the claims costs, which would have an adverse impact on the operating results in that period. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance program reserves to reflect the revised estimates based on this additional information.
As a measure of sensitivity, a 10% change in our estimated self-insurance program reserves at December 31, 2016, would have impacted operating expenses approximately $4.3 million.
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
Income Taxes
All income tax amounts reflect the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes, including the future tax benefits of tax net operating losses, tax credits and capital loss carryforwards. Quarterly, we evaluate the recoverability of our deferred tax assets by assessing the likelihood of sufficient future taxable income to realize our deferred tax assets. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. At December 31, 2016, we recorded a valuation allowance of $26.4 million against tax net operating losses, tax credits and capital loss carryforwards of $32.5 million. In the event our operating performance declines, future assessments could conclude that a larger valuation allowance will be needed to further reduce these deferred tax assets.
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
We record our tax provision based on existing laws, experience with previous settlement agreements, the status of current IRS (or other taxing authority) examinations and management's understanding of how the tax authorities view certain relevant industry and commercial matters. In accordance with ASC 740, Income Taxes, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We establish reserves when we believe that certain positions may not prevail if challenged by a taxing authority. We adjust these reserves in light of changing facts and circumstances. At December 31, 2016, the balance of unrecognized tax benefits was $14.0 million. This balance includes tax positions for which it is reasonably possible that the currently remaining unrecognized tax benefits will decrease within the next 12 months. This decrease is estimated to be in the range of $2.0 million to $4.0 million based on the potential outcome of the Company’s tax examinations and the expiration of the statute of limitations for specific jurisdictions.
A more complete description of our income taxes is disclosed in “Note 14 – Income Taxes” of our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will adopt ASU 2016-09 in the first quarter of 2017 and, unless offset by other factors, expects that its income tax expense will initially be lower as a result of excess tax benefits from stock-based compensation, including the expected exercise of approximately 0.4 million options that expire in 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the ASU is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements and anticipates that the new guidance will significantly impact its consolidated financial statements, as the Company has a significant number of leases. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 13. In addition, the recognition of these leases on our consolidated balance sheet would increase our net debt calculation which is included in the determination of our Consolidated Senior Secured Leverage Ratio. In this event, our Credit Agreement specifies that the covenant shall continue to be calculated as if the accounting standard had not occurred and that we could enter into negotiations to amend such provisions in the Credit Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating our financial condition would be the same after the change as if such change had not been made. We plan to amend the applicable provision in our Credit Agreement upon the adoption of ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company expects to use retrospective application with the cumulative effect as its transition method. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. However, we have identified services such as towing, vehicle inspection reports and other pre-sale services which could result in the acceleration of revenue recognition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $2.3 million and $9.2 million for the years ended December 31, 2016 and 2015, respectively. A 1% change in the average Canadian exchange rate for the year ended December 31, 2016 would have impacted net income by approximately $0.9 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
In August 2015, we purchased three interest rate caps for an aggregate amount of approximately $1.5 million with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility if/when three-month LIBOR (i) exceeded 2.0% between August 19, 2015 (the effective date) and September 29, 2016 and (ii) exceeds 1.75% between September 30, 2016 and August 19, 2017 (the maturity date).
In April 2015, we purchased two interest rate caps for approximately $0.7 million with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 1.5%. The interest rate cap agreements cap three-month LIBOR at 1.5%, had an effective date of April 16, 2015 and mature on March 31, 2017.
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2016 would have resulted in an increase in interest expense of approximately $21.8 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the 2016 acquisitions from our assessment of internal control over financial reporting as of December 31, 2016 because we are continuing to integrate the acquisitions into our corporate processes. The total assets of the 2016 acquisitions represent 6.5% (of which 5.2% represents goodwill and intangibles included within the scope of the assessment) and the total revenues of the 2016 acquisitions represent 3.5% of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2016, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
KAR Auction Services, Inc.:
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KAR Auction Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, KAR Auction Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Management has excluded from its assessment of internal control over financial reporting as of December 31, 2016, the 2016 acquisitions' internal control over financial reporting associated with total assets of 6.5% (of which 5.2% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 3.5% included in the consolidated financial statements of KAR Auction Services, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of KAR Auction Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the 2016 acquisitions.

/s/ KPMG LLP
Indianapolis, Indiana
February 23, 2017

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Operating revenues
ADESA Auction Services	$1,765.3	$1,427.8	$1,271.0
IAA Salvage Services	1,098.0	994.4	895.9
AFC	286.8	268.4	250.1
Total operating revenues	3,150.1	2,690.6	2,417.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,827.4	1,548.5	1,371.3
Selling, general and administrative	583.1	502.0	471.4
Depreciation and amortization	240.6	212.8	196.6
Total operating expenses	2,651.1	2,263.3	2,039.3
Operating profit	499.0	427.3	377.7
Interest expense	138.8	91.4	86.2
Other income, net	(0.5)	(4.6)	(3.8)
Loss on extinguishment of debt	5.4	—	30.3
Income before income taxes	355.3	340.5	265.0
Income taxes	132.9	125.9	95.7
Net income	$222.4	$214.6	$169.3
Net income per share
Basic	$1.62	$1.53	$1.21
Diluted	$1.60	$1.51	$1.19
Dividends declared per common share	$1.19	$1.08	$1.02

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$222.4	$214.6	$169.3
Other comprehensive loss, net of tax
Foreign currency translation loss	(9.1)	(38.5)	(20.3)
Unrealized loss on postretirement benefit obligation	—	(0.1)	—
Total other comprehensive loss, net of tax	(9.1)	(38.6)	(20.3)
Comprehensive income	$213.3	$176.0	$149.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$201.8	$155.0
Restricted cash	17.9	16.2
Trade receivables, net of allowances of $13.0 and $6.6	682.9	511.9
Finance receivables, net of allowances $12.0 and $9.0	1,780.2	1,632.0
Other current assets	158.4	131.0
Total current assets	2,841.2	2,446.1
Other assets
Goodwill	2,057.0	1,795.9
Customer relationships, net of accumulated amortization of $707.8 and $619.3	461.0	417.7
Other intangible assets, net of accumulated amortization of $301.6 and $258.1	320.1	310.8
Other assets	35.8	34.1
Total other assets	2,873.9	2,558.5
Property and equipment, net of accumulated depreciation of $655.6 and $569.6	842.5	766.9
Total assets	$6,557.6	$5,771.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2016	2015
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$648.5	$608.4
Accrued employee benefits and compensation expenses	100.7	90.9
Accrued interest	2.2	0.8
Other accrued expenses	149.4	128.4
Income taxes payable	5.0	5.3
Dividends payable	43.7	37.2
Obligations collateralized by finance receivables	1,280.3	1,189.0
Current maturities of long-term debt	105.2	153.9
Total current liabilities	2,335.0	2,213.9
Non-current liabilities
Long-term debt	2,365.1	1,711.2
Deferred income tax liabilities	291.7	300.8
Other liabilities	168.5	159.5
Total non-current liabilities	2,825.3	2,171.5
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
136,639,217 (2016)
137,795,296 (2015)	1.4	1.4
Additional paid-in capital	1,371.1	1,407.6
Retained earnings	74.1	17.3
Accumulated other comprehensive loss	(49.3)	(40.2)
Total stockholders' equity	1,397.3	1,386.1
Total liabilities and stockholders' equity	$6,557.6	$5,771.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	139.0	$1.4	$1,534.0	$(72.3)	$18.7	$1,481.8
Net income				169.3		169.3
Other comprehensive loss					(20.3)	(20.3)
Issuance of common stock under stock plans	2.3		27.6			27.6
Stock-based compensation expense			28.0			28.0
Excess tax benefit from stock-based compensation			4.1			4.1
Cash dividends declared to stockholders ($1.02 per share)				(143.4)		(143.4)
Balance at December 31, 2014	141.3	1.4	1,593.7	(46.4)	(1.6)	1,547.1
Net income				214.6		214.6
Other comprehensive loss					(38.6)	(38.6)
Issuance of common stock under stock plans	1.8		22.7			22.7
Stock-based compensation expense			11.7			11.7
Excess tax benefit from stock-based compensation			7.1			7.1
Repurchase and retirement of common stock	(5.3)		(227.6)			(227.6)
Cash dividends declared to stockholders ($1.08 per share)				(150.9)		(150.9)
Balance at December 31, 2015	137.8	1.4	1,407.6	17.3	(40.2)	1,386.1
Net income				222.4		222.4
Other comprehensive loss					(9.1)	(9.1)
Issuance of common stock under stock plans	1.5		6.6			6.6
Stock-based compensation expense			18.1			18.1
Excess tax benefit from stock-based compensation			17.2			17.2
Repurchase and retirement of common stock	(2.7)		(80.4)			(80.4)
Dividends earned under stock plans			2.0	(2.0)		—
Cash dividends declared to stockholders ($1.19 per share)				(163.6)		(163.6)
Balance at December 31, 2016	136.6	$1.4	$1,371.1	$74.1	$(49.3)	$1,397.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$222.4	$214.6	$169.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240.6	212.8	196.6
Provision for credit losses	40.5	18.8	16.6
Deferred income taxes	(4.2)	5.0	(24.5)
Amortization of debt issuance costs	8.8	7.2	7.5
Stock-based compensation	18.1	11.7	28.0
Excess tax benefit from stock-based compensation	(17.2)	(7.1)	(4.1)
Loss (gain) on disposal of fixed assets	0.1	0.9	(0.2)
Loss on extinguishment of debt	5.4	—	30.3
Other non-cash, net	9.5	2.0	3.6
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(194.7)	(127.0)	(52.3)
Accounts payable and accrued expenses	31.5	136.1	60.5
Net cash provided by operating activities	360.8	475.0	431.3
Investing activities
Net increase in finance receivables held for investment	(176.4)	(295.9)	(282.8)
Acquisition of businesses (net of cash acquired) and equity method investments	(432.1)	(118.1)	(31.9)
Purchases of property, equipment and computer software	(155.1)	(134.7)	(101.0)
Proceeds from the sale of property and equipment	—	0.3	1.1
(Increase) decrease in restricted cash	(1.7)	0.8	1.8
Net cash used by investing activities	(765.3)	(547.6)	(412.8)
Financing activities
Net increase in book overdrafts	17.7	10.7	9.9
Net (decrease) increase in borrowings from lines of credit	(59.5)	140.0	—
Net increase in obligations collateralized by finance receivables	96.8	349.8	99.6
Proceeds from long-term debt	1,336.5	—	1,767.2
Payments for debt issuance costs/amendments	(32.8)	(10.9)	(12.3)
Payments on long-term debt	(662.6)	(21.5)	(1,785.1)
Payments on capital leases	(25.6)	(20.5)	(19.4)
Payments of contingent consideration and deferred acquisition costs	(3.6)	(1.2)	(0.2)
Initial net investment for interest rate caps	—	(2.2)	—
Issuance of common stock under stock plans	6.6	22.7	27.6
Excess tax benefit from stock-based compensation	17.2	7.1	4.1
Repurchase and retirement of common stock	(80.4)	(227.6)	—
Dividends paid to stockholders	(157.1)	(151.9)	(139.9)
Net cash provided by (used by) financing activities	453.2	94.5	(48.5)
Effect of exchange rate changes on cash	(1.9)	(19.8)	(8.7)
Net increase (decrease) in cash and cash equivalents	46.8	2.1	(38.7)
Cash and cash equivalents at beginning of period	155.0	152.9	191.6
Cash and cash equivalents at end of period	$201.8	$155.0	$152.9
Cash paid for interest	$124.5	$79.7	$75.9
Cash paid for taxes, net of refunds	$121.6	$129.9	$102.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
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

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane") and ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited"));

•
"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, as amended on March 9, 2016, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

•
"Original Credit Agreement" refers to the Credit Agreement, dated May 19, 2011, as amended on November 29, 2012 and March 12, 2013, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"); and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of December 31, 2016, we have a North American network of 77 ADESA whole car auction sites and 172 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 126 locations throughout the United States and Canada as of December 31, 2016. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of KAR Auction Services and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets, changes in litigation and other loss contingencies and changes in self insurance reserves.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a loss of $0.7 million for the year ended December 31, 2016, a loss of $1.0 million for the year ended December 31, 2015 and a loss of $0.3 million for the year ended December 31, 2014. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Restricted Cash
AFC Funding Corporation, a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a minimum cash reserve of 1 percent of total receivables sold to the group of bank purchasers as security for the receivables sold. Automotive Finance Canada Inc. ("AFCI") is also required to maintain a minimum cash reserve of 1 percent of total receivables sold to its securitization facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. AFC also maintains other cash reserves from time to time associated with its banking and vehicle service contract program insurance relationships.
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
December 31, 2016, 2015 and 2014

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
Customer Relationships and Other Intangible Assets
Customer relationships are amortized on a straight-line basis over the life determined in the valuation of the particular acquisition. Other intangible assets generally consist of tradenames, computer software and non-compete agreements, which if amortized, are amortized using the straight-line method. Tradenames with indefinite lives are not amortized and tradenames that have been assigned a useful life are amortized over their estimated useful lives. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The lives of other intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. Indefinite-lived tradenames are assessed for impairment, in accordance with ASC 350, annually in the second quarter or more frequently as impairment indicators arise. At the end of each assessment, we make a determination as to whether the tradenames still have an indefinite life.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Other Assets
Other assets consist of equity method investments, below market leases, deposits, notes receivable and other long-term assets.
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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $154.4 million and $136.7 million at December 31, 2016 and 2015, respectively.
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
December 31, 2016, 2015 and 2014

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
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2015, we identified that the gross selling price for certain vehicles owned and subsequently sold by ADESA had been incorrectly netted against cost of services. As a result of the correction of this immaterial item, ADESA Auction Services revenue and cost of services have increased by $51.0 million and $52.5 million for the years ended December 31, 2015 and 2014, respectively. In addition, we have adjusted ADESA Auction Services revenue and cost of services in the applicable notes to the consolidated financial statements, including the unaudited quarterly financial data in Note 19.
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
AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (In millions)	2016	2015	2014
Interest and fee income	$275.1	$246.8	$225.0
Other revenue	10.3	9.7	11.9
Provision for credit losses	(30.7)	(16.0)	(12.3)
Other service revenue	32.1	27.9	25.5
	$286.8	$268.4	$250.1
Interest and fee income
Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. Dealers are also charged a fee to floorplan a vehicle ("floorplan fee"), to extend the terms of the receivable ("curtailment fee") and a document processing fee. AFC fee income including floorplan and curtailment fees is recognized over the life of the finance receivable.
Other revenue
Other revenue includes lot check fees, filing fees and lien holder payoff services, each of which are charged to and collected from AFC's customers.
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI, a service contract business, was acquired in June 2013. PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

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
New Accounting Standards
In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on the consolidated financial statements.

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will adopt ASU 2016-09 in the first quarter of 2017 and, unless offset by other factors, expects that its income tax expense will initially be lower as a result of excess tax benefits from stock-based compensation, including the expected exercise of approximately 0.4 million options that expire in 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the ASU is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements and anticipates that the new guidance will significantly impact its consolidated financial statements, as the Company has a significant number of leases. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 13. In addition, the recognition of these leases on our consolidated balance sheet would increase our net debt calculation which is included in the determination of our Consolidated Senior Secured Leverage Ratio. In this event, our Credit Agreement specifies that the covenant shall continue to be calculated as if the accounting standard had not occurred and that we could enter into negotiations to amend such provisions in the Credit Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating our financial condition would be the same after the change as if such change had not been made. We plan to amend the applicable provision in our Credit Agreement upon the adoption of ASU 2016-02.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company expects to use retrospective application with the cumulative effect as its transition method. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and related disclosures. However, we have identified services such as towing, vehicle inspection reports and other pre-sale services which could result in the acceleration of revenue recognition.
Note 3—Acquisitions and Equity Method Investment
2016 Acquisitions
In February 2016, ADESA signed a definitive agreement to acquire auctions owned by the Brasher family. In April 2016, ADESA completed the acquisition of Brasher's eight auctions, which strengthens ADESA's western U.S. footprint. In 2015, Brasher's had revenues of approximately $140 million. We entered into operating lease obligations related to various facilities through 2036. Initial annual lease payments for the various facilities are approximately $5 million per year.

In March 2016, ADESA signed a definitive agreement to acquire Sanford Auto Dealers Exchange ("SADE"). In May 2016, ADESA completed the acquisition of SADE, which expands ADESA's geographic footprint in central Florida.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

In June 2016, the Company acquired GRS, a subsidiary of Greenhous Group Limited. GRS is an established online vehicle remarketing business in the U.K. The acquisition complements the Company's wide range of vehicle remarketing services and provides the opportunity to offer our full range of services in the U.K.

In November 2016, ADESA completed the acquisition of Flint Auto Auction, a whole car auction facility in Flint, Michigan. This acquisition expands ADESA's geographic footprint in the Midwest.

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

The aggregate purchase price for the businesses acquired in 2016, net of cash acquired, was approximately $433.4 million, which included estimated contingent payments with a fair value of $1.3 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $1.5 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $136.8 million to intangible assets, representing the fair value of acquired customer relationships of $129.8 million, software of $4.9 million, tradenames of $1.8 million and non-competes of $0.3 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments and a final valuation of intangibles related to the acquisition of Flint Auto Auction. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $269.6 million. The goodwill is recorded in the ADESA Auctions and AFC reportable segments. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2016.
2015 Acquisitions
In March 2015, ADESA completed the acquisition of Pittsburgh Auto Auction. This acquisition bolsters ADESA’s presence in the eastern region and complements its current buyer base.

In April 2015, ADESA purchased all of the equity interests in MobileTrac LLC ("MobileTrac"). MobileTrac provides retail and wholesale car buyers with instaVIN’s vehicle history reports as well as the instaLEAD and instaDEAL technology through which automotive dealers can attract and structure retail transactions with consumers online. MobileTrac enhances the Company’s portfolio of service offerings to its customers.

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

In May 2015, ADESA purchased all of the issued and outstanding membership interests in Autoniq, LLC ("Autoniq"). Autoniq provides real-time information such as vehicle pricing, history reports and market guides to dealers. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. Autoniq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States. Autoniq enhances the Company’s portfolio of service offerings to its customers.

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

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
Equity Method Investment
In August 2014, ADESA acquired a 50% interest in Nth Gen Software Inc. ("TradeRev") and its online vehicle remarketing system for approximately $30 million in cash. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.
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
TradeRev’s results of operations are recorded on a one-month lag basis. The Company’s share in the net losses of TradeRev for fiscal year 2016, 2015 and 2014 was $3.8 million, $0.8 million and $0.2 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.
Note 4—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. PRSUs, service-based restricted stock units ("RSUs"), service options and exit options. We have classified the KAR Auction Services, Inc. PRSUs, RSUs, service options and exit options as equity awards.
The compensation cost that was charged against income for all stock-based compensation plans was $18.1 million, $11.7 million and $28.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $6.9 million, $4.4 million and $10.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2016, 2015 or 2014.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2016	2015	2014
PRSUs	$10.3	$6.1	$3.5
RSUs	5.9	2.5	—
Service options	1.9	3.1	3.6
Exit options	—	—	20.9
Total stock-based compensation expense	$18.1	$11.7	$28.0

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Exit Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. At KAR Auction Services' Annual Meeting of Stockholders in June 2014, the stockholders approved the amendment and restatement of the Omnibus Plan. As a result, the maximum number of shares that may be issued pursuant to awards under the Omnibus Plan was increased from 6.5 million to 12.5 million. The Omnibus Plan provides for the grant of options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The PRSU and RSU grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In 2016, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year operating adjusted earnings per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $34.94 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
In 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $37.03 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
In the first quarter of 2014, we granted a target amount of approximately 0.1 million PRSUs to certain executive officers of the Company. Half of the PRSUs vest three years from the grant date if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels over the same period. The other half of the PRSUs vest if and to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. The grant date fair value of the PRSUs tied to total shareholder return was $36.54 per share and was developed in consultation with independent valuation specialists who used a Monte-Carlo simulation using a geometric Brownian motion based upon a risk-neutral framework. Key assumptions in the valuation included the fair market value of our common stock on the date of grant, the expected volatility of our common stock over the expected term of the award and the risk-free interest rate for the expected term of the award. The grant date fair value of the PRSUs tied to adjusted earnings per share was $30.89 per share, which was the closing price of the Company's common stock on the date of grant.
In December 2013, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers of the Company. The PRSUs vest three years from the grant date if and to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeds certain levels over the same period. The grant date fair value of the PRSUs granted in 2013 was $32.79 per share and was developed in consultation with independent valuation specialists who used a Monte-Carlo simulation using a geometric Brownian motion based upon a risk neutral framework. Key assumptions in the valuation included the fair market value of our common stock on the date of grant, the expected volatility of our common stock over the expected term of the award and the risk-free interest rate for the expected term of the award.
As of December 31, 2016, an estimated $8.8 million of unrecognized compensation expense related to nonvested PRSUs is expected to be recognized over a weighted average term of approximately 1.6 years. Dividend equivalents accrue on the PRSUs and are subject to the same vesting and forfeiture terms as the PRSUs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

RSUs
In 2016 and 2015, approximately 0.3 million and 0.3 million, respectively, RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $34.91 per share and $37.04 per share in 2016 and 2015, respectively. Dividend equivalents accrue on the RSUs and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity, excluding dividend equivalents, under the Omnibus Plan for the year ended December 31, 2016:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2016	240,387	$37.04
Granted	285,386	34.91
Vested	(82,860)	36.96
Forfeited	(25,201)	35.78
RSUs at December 31, 2016	417,712	$35.67
As of December 31, 2016, there was approximately $9.5 million of unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average term of 1.8 years.
Service Options
In 2014, we granted approximately 0.9 million service options, with a weighted average exercise price of $30.06 per share under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the respective grant dates.
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
The Plan provided two types of stock options: service-related options, which were to vest ratably in four annual installments from the date of grant based upon the passage of time, and performance-related exit options, which were generally to become exercisable upon a change in equity control of our former parent company. Under the exit options, in addition to the change in equity control requirement, the number of options that vest were to be determined based on the strike price and certain performance hurdles based on our former owners and other investors' achievement of certain multiples on their original indirect equity investment in KAR Auction Services subject to a minimum internal rate of return at the time of change in equity control. All vesting criteria was subject to continued employment with our former parent company or affiliates thereof. Options were to be granted under the Plan at an exercise price of not less than the fair market value of a share of KAR Auction Services common stock on the date of grant and have a contractual life of ten years.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

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

The exit options granted under the Plan and the Omnibus Plan vested as follows:

Amount Vested	Vesting Conditions	Vested & Exercisable Date
25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $20.00	March 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $25.00	August 2013
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeded $30.00	March 2014
An additional 25% of exit options vested and became exercisable when	(i) the fair market value of Company common stock exceeds $35.00	March 2015
Service Options Summary
The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2016:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	2,163,329	$21.66
Granted	—	N/A
Exercised	(429,274)	17.57
Forfeited	(28,760)	25.66
Canceled	(17,370)	25.87
Outstanding at December 31, 2016	1,687,925	$22.59	5.8 years	$33.8
Exercisable at December 31, 2016	1,149,057	$19.45	5.1 years	$26.6
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2016. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $42.62 on December 31, 2016. The total intrinsic value of service options exercised during the years ended December 31, 2016, 2015 and 2014 was $9.6 million, $11.0 million and $12.4 million, respectively. The fair value of all vested and exercisable service options at December 31, 2016 and 2015 was $49.0 million and $45.1 million, respectively.
As of December 31, 2016, there was approximately $1.8 million of unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 1.1 years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and recognized over the four year service periods, using the straight-line attribution method. The weighted average fair value of the service options granted was $6.37 per share for the year ended December 31, 2014. The fair value of service options granted was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Assumptions	2014
Risk-free interest rate	1.80% - 1.915%
Expected life	6.25 years
Expected volatility	30.0%
Dividend yield	3.24% - 3.45%
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
Exit Options Summary
The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2016:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,808,428	$11.27
Granted	—	N/A
Exercised	(817,152)	10.54
Forfeited	—	N/A
Canceled	—	N/A
Outstanding at December 31, 2016	991,276	$11.90	2.0 years	$30.4
Exercisable at December 31, 2016	991,276	$11.90	2.0 years	$30.4
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2016. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $42.62 on December 31, 2016. The total intrinsic value of exit options exercised during the years ended December 31, 2016, 2015 and 2014 was $23.8 million, $35.9 million and $30.8 million, respectively. The fair value of all vested and exercisable exit options at December 31, 2016 and 2015 was $42.2 million and $67.0 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

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
KAR Auction Services, Inc. Employee Stock Purchase Plan
A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP"). At December 31, 2016, 554,576 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.
Share Repurchase Programs
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. As of December 31, 2016, we had repurchased and retired a total of 1,931,200 shares of common stock in the open market at a weighted average price of $41.61 per share under the October 2016 authorization.
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases was subject to market and other conditions. In 2015 we repurchased and retired a total of 744,900 shares of common stock in the open market at a weighted average price of $37.04 per share. In 2016 we made no repurchases of common stock in the open market under the October 2014 authorization.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Note 5—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income	$222.4	$214.6	$169.3
Weighted average common shares outstanding	137.6	140.1	140.2
Effect of dilutive stock options and restricted stock awards	1.5	2.2	1.6
Weighted average common shares outstanding and potential common shares	139.1	142.3	141.8
Net income per share
Basic	$1.62	$1.53	$1.21
Diluted	$1.60	$1.51	$1.19
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the years ended December 31, 2016 and 2015, respectively, and approximately 0.4 million were excluded from the calculation of diluted net income per share for the year ended December 31, 2014. In addition, approximately 0.5 million, 0.3 million, and 0.1 million PRSUs were excluded from the calculation of diluted net income per share for the years ended December 31, 2016, 2015, and 2014, respectively. Total options outstanding at December 31, 2016, 2015 and 2014 were 2.7 million, 4.0 million and 5.9 million, respectively.
Note 6—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2016	2015	2014
Allowance for Credit Losses
Balance at beginning of period	$9.0	$8.0	$8.0
Provision for credit losses	30.7	16.0	12.3
Recoveries	4.2	4.1	3.5
Less charge-offs	(31.9)	(19.1)	(15.8)
Balance at end of period	$12.0	$9.0	$8.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2016	2015	2014
Allowance for Doubtful Accounts
Balance at beginning of period	$6.6	$6.3	$4.8
Provision for credit losses	9.8	2.8	4.3
Less net charge-offs	(3.4)	(2.5)	(2.8)
Balance at end of period	$13.0	$6.6	$6.3
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at December 31, 2016.
In December 2016, AFC and AFC Funding Corporation entered into the Seventh Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.25 billion to $1.50 billion and extended the facility's maturity date from June 29, 2018 to January 31, 2020. In addition, the definition of eligible receivables was expanded and the tangible net worth requirement increased. We capitalized approximately $12.7 million of costs in connection with the Receivables Purchase Agreement. In addition, we recorded a $1.4 million pretax charge resulting from the write-off of a portion of the unamortized securitization issuance costs.

In March 2016, AFC and AFC Funding Corporation entered into Amendment No. 1 (the "Amendment") to the Sixth Amended and Restated Receivables Purchase Agreement. The Amendment increased AFC Funding's U.S. committed liquidity from $1.15 billion to $1.25 billion. We capitalized approximately $0.8 million of costs in connection with the Amendment.

In June 2015, AFC and AFC Funding Corporation entered into the Sixth Amended and Restated Receivables Purchase Agreement. The Sixth Amended and Restated Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $950 million to $1.15 billion and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded and the overcollateralization requirement was reduced. We capitalized approximately $10.0 million of costs in connection with the Sixth Amended and Restated Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at December 31, 2016. In December 2016, AFCI entered into the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 29, 2018 to January 31, 2020. We capitalized approximately $0.7 million of costs in connection with the Canadian Receivables Purchase Agreement. In June 2015, AFCI entered into the Third Amended and Restated Receivables Purchase Agreement. The Third Amended and Restated Receivables Purchase Agreement increased AFCI's committed liquidity from C$100 million to C$125 million and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Third Amended and Restated Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2016		Net Credit Losses During 2016
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,781.1	$12.0	$27.7
Other loans	11.1	—	—
Total receivables managed	$1,792.2	$12.0	$27.7

	December 31, 2015		Net Credit Losses During 2015
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,635.5	$7.0	$15.0
Other loans	5.5	—	—
Total receivables managed	$1,641.0	$7.0	$15.0
AFC's allowance for losses was $12.0 million and $9.0 million at December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, $1,774.8 million and $1,626.6 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	December 31, 2016	December 31, 2015
Obligations collateralized by finance receivables, gross	$1,300.0	$1,201.2
Unamortized securitization issuance costs	(19.7)	(12.2)
Obligations collateralized by finance receivables	$1,280.3	$1,189.0
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2016, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Note 8—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2014	$962.7	$523.5	$219.0	$1,705.2
Increase for acquisition activity	77.6	14.7	—	92.3
Other	(0.9)	(0.7)	—	(1.6)
Balance at December 31, 2015	$1,039.4	$537.5	$219.0	$1,795.9
Increase for acquisition activity	224.1	0.8	44.7	269.6
Other	(6.6)	(1.9)	—	(8.5)
Balance at December 31, 2016	$1,256.9	$536.4	$263.7	$2,057.0
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2016 and 2015 primarily as a result of acquisitions. A majority of the goodwill resulting from the businesses acquired in 2016 and 2015 is expected to be deductible for tax purposes. The "other" category primarily represents the impact of fluctuations in exchange rates.
A summary of customer relationships is as follows (in millions):

		December 31, 2016			December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$1,168.8	$(707.8)	$461.0	$1,037.0	$(619.3)	$417.7
The increase in customer relationships in 2016 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships, as well as changes in the Canadian exchange rate.
A summary of other intangibles is as follows (in millions):

		December 31, 2016			December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$201.1	$(6.9)	$194.2	$199.2	$(5.3)	$193.9
Computer software & technology	3 - 13	404.8	(279.7)	125.1	354.2	(238.3)	115.9
Covenants not to compete	1 - 5	15.8	(15.0)	0.8	15.5	(14.5)	1.0
Total		$621.7	$(301.6)	$320.1	$568.9	$(258.1)	$310.8
Other intangibles increased in 2016 primarily as a result of computer software additions and acquisitions, partially offset by the amortization of existing intangibles.
Amortization expense for customer relationships and other intangibles was $151.0 million, $138.0 million and $128.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense on existing intangible assets for the next five years is $146.1 million for 2017, $109.3 million for 2018, $81.7 million for 2019, $57.6 million for 2020 and $40.7 million for 2021.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2016	2015
Land		$266.4	$236.8
Buildings	5 - 40	244.7	217.0
Land improvements	5 - 20	167.7	149.1
Building and leasehold improvements	3 - 33	384.5	348.4
Furniture, fixtures and equipment	1 - 10	388.6	325.5
Vehicles	3 - 10	19.1	15.0
Construction in progress		27.1	44.7
		1,498.1	1,336.5
Accumulated depreciation		(655.6)	(569.6)
Property and equipment, net		$842.5	$766.9
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $89.6 million, $74.8 million and $67.8 million, respectively.
We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2016	2015
Furniture, fixtures and equipment	$149.2	$120.4
Accumulated depreciation	(94.2)	(71.3)
Capital lease assets	$55.0	$49.1

Note 10—Self Insurance and Retained Loss Reserves
We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers' compensation claims. We have insurance coverage that limits the exposure on individual claims. We also have insurance coverage that limits the total exposure to overall automobile, general liability and workers' compensation claims. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, we record an accrual for the claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and workers' compensation expenses are included in "Accrued employee benefits and compensation expenses" while accrued automobile and general liability expenses are included in "Other accrued expenses."
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$36.1	$33.3	$27.8
Net payments	(76.5)	(66.3)	(55.8)
Expense	83.5	69.1	61.3
Balance at end of period	$43.1	$36.1	$33.3

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Individual stop-loss coverage for medical benefits was $0.5 million in 2016 and 2015. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2016 policy year. The retention for automobile, general liability and workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2015 policy year. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $30.4 million and $25.0 million for the 2016 and 2015 policy years, respectively.
Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2016	2015
Term Loan B-1	LIBOR	+ 2.50%	March 11, 2017	$—	$637.2
Term Loan B-2	Adjusted LIBOR	+ 3.1875%	March 11, 2021	1,082.7	1,098.0
Term Loan B-3	Adjusted LIBOR	+ 3.50%	March 9, 2023	1,339.9	—
Revolving credit facility	Adjusted LIBOR	+ 2.50%	March 9, 2021	80.5	—
Old revolving credit facility	LIBOR	+ 2.25%	March 11, 2019	—	140.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,503.1	1,875.2
Unamortized debt issuance costs/discounts				(32.8)	(10.1)
Current portion of long-term debt				(105.2)	(153.9)
Long-term debt				$2,365.1	$1,711.2
*The interest rates presented in the table above represent the rates in place at December 31, 2016. The weighted average interest rate on our variable rate debt was 4.39% and 3.31% at December 31, 2016 and 2015, respectively.
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
Term Loan B-2 was issued at a discount of $2.8 million and the Term Loan B-3 was issued at a discount of $13.5 million. The discounts are being amortized using the effective interest method to interest expense over the respective terms of the loans. Both Term Loan B-2 and Term Loan B-3 are payable in quarterly installments equal to 0.25% of the original aggregate principal amounts of the term loans, respectively. Such payments commenced on June 30, 2014 for Term Loan B-2 and on June 30, 2016 for Term Loan B-3, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $6.5 million and $7.8 million of Term Loan B-2 and Term Loan B-3, respectively, for the year ended December 31, 2016. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-2 and Term Loan B-3 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2016.
As set forth in the Credit Agreement, Term Loan B-2 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.1875% (with an Adjusted LIBOR floor of 0.75% per annum), Term Loan B-3 at Adjusted LIBOR (as defined in the Credit Agreement) plus 3.50% (with an Adjusted LIBOR floor of 0.75% per annum) and revolving loan borrowings at Adjusted LIBOR plus 2.50%. However, for specified types of borrowings, the Company may elect to make Term Loan B-2 borrowings at a Base Rate (as defined in the Credit Agreement) plus 2.1875%, Term Loan B-3 at a Base Rate plus 2.50% and revolving loan borrowings at a Base Rate plus 1.50%. The rates on Term Loan B-2 and Term Loan B-3 were 4.19% and 4.50% at December 31, 2016, respectively. In addition, if the Company reduces its Consolidated Senior Secured Leverage Ratio, which is based on a net debt calculation, to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step down by 25 basis points. The Company also pays a commitment fee of 40 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The fee may step down to 35 basis points based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2016, $80.5 million was drawn on the revolving credit facility and $140.0 million was drawn on the old revolving credit facility at December 31, 2015. In addition, we had related outstanding letters of credit in the aggregate amount of $29.7 million and $28.0 million at December 31, 2016 and 2015, respectively, which reduce the amount available for borrowings under the respective revolving credit facility. The $80.5 million of outstanding borrowings under the revolving credit facility have been classified as current debt as the Company intends to repay the outstanding borrowings within the next twelve months.
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
Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 50 basis points. There were no borrowings under the Canadian line of credit at December 31, 2016 or 2015. There were related letters of credit outstanding totaling approximately C$0.9 million at December 31, 2016 and 2015, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Future Principal Payments
At December 31, 2016, aggregate future principal payments on long-term debt are as follows (in millions):

2017	$105.2
2018	24.7
2019	24.7
2020	24.7
2021	1,051.4
Thereafter	1,272.4
$2,503.1
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

•
In August 2015, we purchased three interest rate caps for an aggregate amount of approximately $1.5 million with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility if/when three-month LIBOR (i) exceeded 2.0% between August 19, 2015 (the effective date) and September 29, 2016 and (ii) exceeds 1.75% between September 30, 2016 and August 19, 2017 (the maturity date).

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

	Asset Derivatives
	December 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2015 Interest rate caps	Other assets	$—	Other assets	$0.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2016	2015	2014
2015 Interest rate caps	Interest expense	$(0.7)	$(1.5)	N/A
2013 Interest rate caps	Interest expense	N/A	—	(0.8)
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
As of December 31, 2016 and 2015, the estimated fair value of our long-term debt amounted to $2,528.0 million and $1,867.4 million, respectively. The estimates of fair value were based on broker-dealer quotes for our debt as of December 31, 2016 and 2015. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 13—Leasing Agreements
We lease property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2036. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with ASC 840, Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Other liabilities" on the consolidated balance sheet.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Total future minimum lease payments for non-cancelable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2016 are as follows (in millions):

	Operating Leases	Capital Leases
2017	$121.7	$27.2
2018	115.0	17.9
2019	105.2	7.2
2020	94.5	0.1
2021	88.1	0.1
Thereafter	594.4	—
	$1,118.9	$52.5
Less: interest portion of capital leases		0.8
Total		$51.7
Total lease expense for the years ended December 31, 2016, 2015 and 2014 was $134.8 million, $115.0 million and $108.9 million, respectively.
Note 14—Income Taxes
The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Income before income taxes:
Domestic	$265.8	$259.5	$199.3
Foreign	89.5	81.0	65.7
Total	$355.3	$340.5	$265.0
Income tax expense (benefit):
Current:
Federal	$100.1	$88.6	$87.0
Foreign	22.9	22.6	21.1
State	14.1	9.7	12.1
Total current provision	137.1	120.9	120.2
Deferred:
Federal	(1.6)	6.5	(18.6)
Foreign	(2.4)	(1.8)	(2.2)
State	(0.2)	0.3	(3.7)
Total deferred provision	(4.2)	5.0	(24.5)
Income tax expense	$132.9	$125.9	$95.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	2.4%	2.1%	3.0%
Reserves for tax exposures	(0.2)%	0.3%	(0.1)%
Change in valuation allowance	0.6%	0.3%	(0.2)%
International operations	(0.8)%	(1.2)%	(0.6)%
Other, net	0.4%	0.5%	(1.0)%
Effective rate	37.4%	37.0%	36.1%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2016 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a single non-current deferred income tax liability. Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2016	2015
Gross deferred tax assets:
Allowances for trade and finance receivables	$9.1	$5.5
Accruals and liabilities	62.6	54.1
Employee benefits and compensation	30.6	27.2
Net operating loss carryforwards	25.1	26.7
Investment basis difference	4.1	2.6
Other	11.6	9.9
Total deferred tax assets	143.1	126.0
Deferred tax asset valuation allowance	(26.4)	(21.2)
Total	116.7	104.8
Gross deferred tax liabilities:
Property and equipment	(120.0)	(104.4)
Goodwill and intangible assets	(274.6)	(293.4)
Other	(13.8)	(7.8)
Total	(408.4)	(405.6)
Net deferred tax liabilities	$(291.7)	$(300.8)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2017	$0.3
2018	0.2
2019	0.2
2020	0.8
2021	0.8
2022 to 2036	22.8
$25.1
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $120.3 million at December 31, 2016. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, tax expense would need to be recognized at the U.S. statutory rate, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $79.2 million, $95.2 million and $69.2 million in 2016, 2015 and 2014, respectively. State and foreign income taxes paid by us, net of refunds, totaled $42.4 million, $34.7 million and $33.0 million in 2016, 2015 and 2014, respectively.
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2016	2015
Balance at beginning of period	$14.9	$18.6
Increase in prior year tax positions	1.2	—
Decrease in prior year tax positions	—	(1.9)
Increase in current year tax positions	1.4	1.2
Settlements	—	—
Lapse in statute of limitations	(3.5)	(3.0)
Balance at end of period	$14.0	$14.9
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $7.8 million and $8.2 million at December 31, 2016 and 2015, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $3.2 million and $4.6 million in 2016 and 2015, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, United Kingdom and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2011.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $2.0 million to $4.0 million decrease.
Note 15—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2016, 2015 and 2014 we contributed $13.0 million, $10.8 million and $9.0 million, respectively.
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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.1 million at December 31, 2016 and 2015. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
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
In the normal course of business, we also enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers and others. These guarantees and indemnifications do not materially impact our financial condition or results of operations, but indemnifications associated with our actions generally have no dollar limitations and historically have been inconsequential.
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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council are beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicates that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. More recently, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expects the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA")phase to follow. EPA expects to initiate RD/RA negotiations with all PRPs beginning in early 2018. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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
Note 17—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2016	2015
Foreign currency translation loss	$(49.4)	$(40.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(49.3)	$(40.2)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Note 18—Segment Information
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
ADESA Auctions encompasses all physical and online wholesale auctions throughout North America (U.S., Canada and Mexico). Beginning in June 2016, the ADESA Auctions segment also includes ADESA Remarketing Limited (formerly known as GRS), an online whole car vehicle remarketing business in the United Kingdom. ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
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
The holding company is maintained separately from the three reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on capital leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Financial information regarding our reportable segments is set forth below for the year ended December 31, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,765.3	$1,098.0	$286.8	$—	$3,150.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,036.5	708.0	82.9	—	1,827.4
Selling, general and administrative	327.0	104.2	28.7	123.2	583.1
Depreciation and amortization	100.0	87.9	31.1	21.6	240.6
Total operating expenses	1,463.5	900.1	142.7	144.8	2,651.1
Operating profit (loss)	301.8	197.9	144.1	(144.8)	499.0
Interest expense	0.1	—	34.1	104.6	138.8
Other (income) expense, net	(0.5)	(0.6)	—	0.6	(0.5)
Loss on extinguishment of debt	—	—	1.4	4.0	5.4
Intercompany expense (income)	52.6	38.1	(33.8)	(56.9)	—
Income (loss) before income taxes	249.6	160.4	142.4	(197.1)	355.3
Income taxes	92.7	59.3	54.0	(73.1)	132.9
Net income (loss)	$156.9	$101.1	$88.4	$(124.0)	$222.4
Total assets	$2,898.0	$1,358.9	$2,213.8	$86.9	$6,557.6
Capital expenditures	$74.8	$41.1	$7.3	$31.9	$155.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2015 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,427.8	$994.4	$268.4	$—	$2,690.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	836.9	633.6	78.0	—	1,548.5
Selling, general and administrative	276.6	98.1	27.8	99.5	502.0
Depreciation and amortization	86.2	80.8	30.8	15.0	212.8
Total operating expenses	1,199.7	812.5	136.6	114.5	2,263.3
Operating profit (loss)	228.1	181.9	131.8	(114.5)	427.3
Interest expense	0.7	—	24.1	66.6	91.4
Other (income) expense, net	(1.7)	(1.7)	(1.5)	0.3	(4.6)
Intercompany expense (income)	57.6	38.4	(25.3)	(70.7)	—
Income (loss) before income taxes	171.5	145.2	134.5	(110.7)	340.5
Income taxes	62.3	52.4	51.3	(40.1)	125.9
Net income (loss)	$109.2	$92.8	$83.2	$(70.6)	$214.6
Total assets	$2,390.9	$1,292.1	$2,025.0	$63.5	$5,771.5
Capital expenditures	$70.0	$40.4	$7.0	$17.3	$134.7

Financial information regarding our reportable segments is set forth below for the year ended December 31, 2014 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,271.0	$895.9	$250.1	$—	$2,417.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	745.9	555.7	69.7	—	1,371.3
Selling, general and administrative	259.9	98.8	28.8	83.9	471.4
Depreciation and amortization	80.2	76.2	30.4	9.8	196.6
Total operating expenses	1,086.0	730.7	128.9	93.7	2,039.3
Operating profit (loss)	185.0	165.2	121.2	(93.7)	377.7
Interest expense	0.9	0.2	18.7	66.4	86.2
Other (income) expense, net	(2.4)	(1.6)	—	0.2	(3.8)
Loss on extinguishment of debt	—	—	—	30.3	30.3
Intercompany expense (income)	56.9	38.5	(22.7)	(72.7)	—
Income (loss) before income taxes	129.6	128.1	125.2	(117.9)	265.0
Income taxes	43.2	48.4	48.6	(44.5)	95.7
Net income (loss)	$86.4	$79.7	$76.6	$(73.4)	$169.3
Total assets	$2,272.0	$1,233.8	$1,771.3	$57.7	$5,334.8
Capital expenditures	$42.3	$39.3	$6.4	$13.0	$101.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2016	2015	2014
Operating revenues
U.S.	$2,737.6	$2,337.9	$2,094.3
Foreign	412.5	352.7	322.7
	$3,150.1	$2,690.6	$2,417.0

	December 31,
	2016	2015
Long-lived assets
U.S.	$3,447.5	$3,138.8
Foreign	268.9	186.6
	$3,716.4	$3,325.4
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015 and 2014

Note 19—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year. Revenues and cost of services shown in the tables below have been increased by the amounts for owned vehicles noted at the bottom of each of the tables. For a description of the changes, reference the “Revenue Recognition - ADESA Auction Services” section in Note 2.

2016 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$758.3	$788.5	$789.6	$813.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	432.0	447.6	459.5	488.3
Selling, general, and administrative	141.1	146.9	146.3	148.8
Depreciation and amortization	56.4	59.0	60.5	64.7
Total operating expenses	629.5	653.5	666.3	701.8
Operating profit	128.8	135.0	123.3	111.9
Interest expense	28.7	35.8	36.3	38.0
Other (income) expense, net	(1.3)	(0.3)	0.8	0.3
Loss on extinguishment of debt	4.0	—	—	1.4
Income before income taxes	97.4	99.5	86.2	72.2
Income taxes	36.7	37.7	31.8	26.7
Net income	$60.7	$61.8	$54.4	$45.5
Basic net income per share of common stock	$0.44	$0.45	$0.39	$0.33
Diluted net income per share of common stock	$0.44	$0.44	$0.39	$0.33

Recorded increase in ADESA operating revenues and cost of services for owned vehicles	$13.3	$16.7	$15.8	$14.8

2015 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$645.0	$671.5	$678.4	$695.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	364.7	379.7	389.8	414.3
Selling, general, and administrative	121.5	123.5	128.5	128.5
Depreciation and amortization	50.9	51.8	54.1	56.0
Total operating expenses	537.1	555.0	572.4	598.8
Operating profit	107.9	116.5	106.0	96.9
Interest expense	21.0	21.8	24.4	24.2
Other (income) expense, net	(2.2)	0.4	(0.3)	(2.5)
Income before income taxes	89.1	94.3	81.9	75.2
Income taxes	34.6	34.8	29.6	26.9
Net income	$54.5	$59.5	$52.3	$48.3
Basic net income per share of common stock	$0.39	$0.42	$0.37	$0.35
Diluted net income per share of common stock	$0.38	$0.41	$0.37	$0.35

Recorded increase in ADESA operating revenues and cost of services for owned vehicles	$12.6	$13.2	$11.7	$13.5

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers as of February 15, 2017, are as follows:
James P. Hallett, 63, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hallett has served as the Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.

Warren W. Byrd, 54, Executive Vice President of Corporate Development and Real Estate. Mr. Byrd has been the Executive Vice President of Corporate Development and Real Estate since June 2010. Mr. Byrd previously served as the Executive Vice President of Corporate Development of ADESA from April 2007 to June 2010. From April 2004 to April 2007, Mr. Byrd was the Chief Operating Officer of ServNet Auction Group, a trade co-operative of over 20 independent auto auctions in the U.S. Mr. Byrd previously served in the following positions between September 1994 and November 2003: President of ADESA Impact, a salvage auction subsidiary of ADESA, between February 2002 and November 2003; Senior Vice President and Chief Information Officer of ADESA between May 2001 and February 2002; Vice President of Corporate Development of ADESA between January 1999 and May 2001; General Counsel of ADESA between August 1996 and January 1999; and Legal Counsel of ADESA between September 1994 and August 1996. Prior to joining ADESA, Mr. Byrd practiced law with McHale, Cook and Welch in Indianapolis from May 1989 to September 1994.

Thomas J. Caruso, 57, Chief Client Officer. Mr. Caruso has been the Chief Client Officer since January 2014. Mr. Caruso was the President and Chief Executive Officer of ADESA from September 2009 to January 2014. Mr. Caruso previously was the Chief Operating Officer of ADESA from May 2008 to September 2009. Mr. Caruso also served as Executive Vice President of ADESA from April 2007 to May 2008 and Regional Vice President of ADESA from January 2000 to April 2007. From November 1992 to January 2000 Mr. Caruso served as General Manager of ADESA Boston.

Donald S. Gottwald, 50, Chief Operating Officer. Mr. Gottwald has been the Chief Operating Officer since March 2014. Mr. Gottwald previously served as the Chief Executive Officer of AFC from January 2009 to March 2014. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and previously served on the association's board of directors. In addition, Mr. Gottwald serves on the Northwood University Automotive Marketing Curriculum Advisory Board.

Peter J. Kelly, 48, President of Digital Services and Chief Technology Officer. Mr. Kelly has been the President of Digital Services since December 2014 and the Chief Technology Officer since June 2013. Mr. Kelly was the President and Chief Executive Officer of Openlane from February 2011 to June 2013. Previously, Mr. Kelly was President and Chief Financial Officer of Openlane from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of Openlane from May 2008 to February 2010. Mr. Kelly was a co-founder of Openlane in 1999 and served in a number of executive roles at Openlane from 1999 to 2008.

John W. Kett, 53, Chief Executive Officer and President of IAA. Mr. Kett has been Chief Executive Officer and President of IAA since May 2014. Mr. Kett joined IAA in 2001 as Senior Vice President of Planning and Business Development and was later promoted to Chief Financial Officer and then President. Prior to joining IAA, Mr. Kett served in a variety of senior financial and operational roles for Central Steel and Wire Co., Safelite Glass Corporation (formerly Vistar, Inc.), Newark Electronics and Deloitte LLP.

Eric M. Loughmiller, 57, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

James E. Money, 54, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant.

Rebecca C. Polak, 46, Executive Vice President, General Counsel and Secretary. Ms. Polak has been Executive Vice President, General Counsel and Secretary since April 2007. Ms. Polak previously served as the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

Lisa A. Price, 42, Executive Vice President of Human Resources. Ms. Price has been the Executive Vice President of Human Resources since June 2013. Ms. Price previously served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.

Benjamin Skuy, 54, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

Stephane St-Hilaire, 48, Chief Executive Officer and President of ADESA. Mr. St-Hilaire has been the Chief Executive Officer and President of ADESA since January 2014. Mr. St-Hilaire previously served in the following positions between March 1998 and January 2014: President and Chief Operating Officer of ADESA Auctions Canada Corporation from September 2009 to January 2014; Regional Vice President Eastern Canada and General Manager of ADESA Montreal from September 1999 to September 2009; and Chief Financial Officer of ADESA Canada from March 1998 to September 1999. Prior to joining ADESA, Mr. St-Hilaire served as controller at AIT Corporation.

David Vignes, 54, Executive Vice President of Enterprise Optimization. Mr. Vignes has been Executive Vice President of Enterprise Optimization since September 2009. Previously, Mr. Vignes served as Senior Vice President of Operations and Strategic Improvement of ADESA from July 2007 to August 2009. Prior to joining ADESA, Mr. Vignes served as Senior Vice President at Steiner + Associates, a real estate development company, from April 2004 to June 2007. From 1991 to 2004, Mr. Vignes held several executive positions in finance and operations with Disney Corporation companies, such as Disneyland Paris, Walt Disney World Orlando and the Disney cruise line. Mr. Vignes also is a director of Drayer Physical Therapy Institute and an advisor to the board of directors of Wellfount Corporation.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Code of Business Conduct and Ethics
We have adopted the Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, we have adopted the Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial and accounting officer and such other persons who are designated by our board of directors. Both codes are available on our website at www.karauctionservices.com and available in print to any stockholder who requests it. Information on, or accessible through, our website is not part of this Form 10-K. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2017 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	3,661,231	$18.64	6,768,518
Equity compensation plans not approved by security holders	—	—	—
Total	3,661,231	$18.64	6,768,518

(1)
Includes (a) service options, exit options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan. The amount of PRSUs outstanding at target of 564,318 have been included in the table above.

(2)
Awards issued by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $30.89. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.

(3)
The number of securities available for future issuance includes (a) 6,213,942 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 554,576 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 23, 2017
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 23, 2017
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ TODD F. BOURELL	Director	February 23, 2017
Todd F. Bourell

/s/ DONNA R. ECTON	Director	February 23, 2017
Donna R. Ecton

/s/ MARK E. HILL	Director	February 23, 2017
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 23, 2017
J. Mark Howell

/s/ LYNN JOLLIFFE	Director	February 23, 2017
Lynn Jolliffe

/s/ MICHAEL T. KESTNER	Director	February 23, 2017
Michael T. Kestner

/s/ JOHN P. LARSON	Lead Independent Director	February 23, 2017
John P. Larson

/s/ STEPHEN E. SMITH	Director	February 23, 2017
Stephen E. Smith

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1a		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto	8-K	001-34568	2.1	2/18/2016

2.1b
First Amendment to Asset Purchase Agreement, dated as of April 1, 2016, to that certain Asset Purchase Agreement dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto
			10-Q	001-34568	2.1b	5/4/2016

2.2		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Auto Auctions and the other parties thereto	8-K	001-34568	2.2	2/18/2016

2.3		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., West Coast Auto Auctions, Inc., Brasher’s Cascade Auto Auction, Inc., Brasher’s Northwest Auto Auction, Inc., Brasher’s Sacramento Auto Auction, Inc., Brasher’s Fresno Auto Auction, Inc. and the other parties thereto	8-K	001-34568	2.3	2/18/2016

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.7	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.8	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.10	2/18/2016

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly					X

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly					X

10.10	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program (2014)	10-K	333-148847	10.29	3/11/2009

10.11	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.12	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017					X

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^
Seventh Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
							X

10.16	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada					X

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18a	Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a	Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a	Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a	Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a	Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b	Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a	Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b	Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25	Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers					X

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.35	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.36	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.37	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.38	*	Form of 2017 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)					X

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.