Form 10-Q
period 2017-06-30
KAR Auction Services, Inc.
filed 2017-08-09
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2017, 137,359,352 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues
ADESA Auction Services	$489.2	$450.8	$987.2	$865.6
IAA Salvage Services	298.7	264.8	596.1	534.4
AFC	70.1	72.9	141.3	146.8
Total operating revenues	858.0	788.5	1,724.6	1,546.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	481.7	447.6	982.9	879.6
Selling, general and administrative	154.6	146.9	312.0	288.0
Depreciation and amortization	64.5	59.0	129.0	115.4
Total operating expenses	700.8	653.5	1,423.9	1,283.0
Operating profit	157.2	135.0	300.7	263.8
Interest expense	40.1	35.8	80.4	64.5
Other income, net	(1.5)	(0.3)	(1.6)	(1.6)
Loss on extinguishment of debt	27.5	—	27.5	4.0
Income before income taxes	91.1	99.5	194.4	196.9
Income taxes	33.9	37.7	68.0	74.4
Net income	$57.2	$61.8	$126.4	$122.5
Net income per share
Basic	$0.42	$0.45	$0.92	$0.89
Diluted	$0.41	$0.44	$0.91	$0.88
Dividends declared per common share	$0.32	$0.29	$0.64	$0.58

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$57.2	$61.8	$126.4	$122.5
Other comprehensive income (loss)
Foreign currency translation gain (loss)	10.3	(4.4)	13.7	4.3
Comprehensive income	$67.5	$57.4	$140.1	$126.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$530.4	$201.8
Restricted cash	18.3	17.9
Trade receivables, net of allowances of $9.5 and $13.0	711.0	682.9
Finance receivables, net of allowances of $12.5 and $12.0	1,724.0	1,780.2
Other current assets	152.4	158.4
Total current assets	3,136.1	2,841.2
Other assets
Goodwill	2,095.5	2,057.0
Customer relationships, net of accumulated amortization of $756.9 and $707.8	417.1	461.0
Other intangible assets, net of accumulated amortization of $303.7 and $301.6	325.2	320.1
Other assets	41.5	35.8
Total other assets	2,879.3	2,873.9
Property and equipment, net of accumulated depreciation of $704.0 and $655.6	841.3	842.5
Total assets	$6,856.7	$6,557.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$735.5	$648.5
Accrued employee benefits and compensation expenses	82.8	100.7
Accrued interest	5.6	2.2
Other accrued expenses	147.9	149.4
Income taxes payable	4.6	5.0
Dividends payable	43.9	43.7
Obligations collateralized by finance receivables	1,224.9	1,280.3
Current maturities of long-term debt	17.7	105.2
Total current liabilities	2,262.9	2,335.0
Non-current liabilities
Long-term debt	2,675.2	2,365.1
Deferred income tax liabilities	294.7	291.7
Other liabilities	162.1	168.5
Total non-current liabilities	3,132.0	2,825.3
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2017: 137,322,216
December 31, 2016: 136,639,217	1.4	1.4
Additional paid-in capital	1,384.2	1,371.1
Retained earnings	111.8	74.1
Accumulated other comprehensive loss	(35.6)	(49.3)
Total stockholders' equity	1,461.8	1,397.3
Total liabilities and stockholders' equity	$6,856.7	$6,557.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	136.6	$1.4	$1,371.1	$74.1	$(49.3)	$1,397.3
Net income				126.4		126.4
Other comprehensive income					13.7	13.7
Issuance of common stock under stock plans	0.8		6.9			6.9
Surrender of RSUs for taxes	(0.1)		(5.7)			(5.7)
Stock-based compensation expense			11.0			11.0
Dividends earned under stock plans			0.9	(0.9)		—
Cash dividends declared to stockholders ($0.64 per share)				(87.8)		(87.8)
Balance at June 30, 2017	137.3	$1.4	$1,384.2	$111.8	$(35.6)	$1,461.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$126.4	$122.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.0	115.4
Provision for credit losses	24.0	13.8
Deferred income taxes	6.8	(7.2)
Amortization of debt issuance costs	5.1	4.2
Stock-based compensation	11.0	9.8
Gain on disposal of fixed assets	(0.5)	—
Loss on extinguishment of debt	27.5	4.0
Other non-cash, net	4.9	3.5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(24.3)	(207.3)
Accounts payable and accrued expenses	64.0	106.0
Net cash provided by operating activities	373.9	164.7
Investing activities
Net decrease (increase) in finance receivables held for investment	36.4	(103.5)
Acquisition of businesses (net of cash acquired)	(47.0)	(353.3)
Purchases of property, equipment and computer software	(75.4)	(75.5)
Advance to equity method investee	(5.0)	—
Proceeds from the sale of property and equipment	0.3	—
(Increase) decrease in restricted cash	(0.4)	1.2
Net cash used by investing activities	(91.1)	(531.1)
Financing activities
Net increase in book overdrafts	16.7	36.9
Net decrease in borrowings from lines of credit	(80.5)	(140.0)
Net (decrease) increase in obligations collateralized by finance receivables	(62.0)	34.8
Proceeds from long-term debt	2,717.0	1,336.5
Payments for debt issuance costs/amendments	(21.8)	(19.5)
Payments on long-term debt	(2,422.6)	(646.4)
Payments on capital leases	(14.9)	(11.7)
Payments of contingent consideration and deferred acquisition costs	(7.0)	(3.6)
Initial net investment for interest rate caps	(0.7)	—
Issuance of common stock under stock plans	6.9	11.6
Tax withholding payments for vested RSUs	(5.7)	(1.0)
Dividends paid to stockholders	(87.6)	(77.0)
Net cash provided by financing activities	37.8	520.6
Effect of exchange rate changes on cash	8.0	5.5
Net increase in cash and cash equivalents	328.6	159.7
Cash and cash equivalents at beginning of period	201.8	155.0
Cash and cash equivalents at end of period	$530.4	$314.7
Cash paid for interest	$69.3	$58.0
Cash paid for taxes, net of refunds	$54.4	$68.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2017 (Unaudited)
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

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, as amended on March 9, 2016 and May 31, 2017, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and the administrative agent;

•
"Credit Facility" refers to the seven-year senior secured term loan B-2 facility ("Term Loan B-2"), the seven-year senior secured term loan B-3 facility ("Term Loan B-3"), the senior secured term loan B-4 facility due March 11, 2021 ("Term Loan B-4"), the senior secured term loan B-5 facility due March 9, 2023 ("Term Loan B-5") and the $350 million, senior secured revolving credit facility due March 9, 2021 (the "revolving credit facility"), the terms of which are set forth in the Credit Agreement. Term Loan B-2 and Term Loan B-3 were extinguished in May 2017 with the proceeds received from Term Loan B-4, Term Loan B-5 and the senior notes;

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at June 30, 2017);

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"); and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of June 30, 2017, we have a North American network of 77 ADESA whole car auction sites and 174 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
June 30, 2017 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 128 locations throughout the United States and Canada as of June 30, 2017. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev (partially owned by ADESA), other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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

We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. As a result of the adoption, the Company elected to recognize the impact of forfeitures as they occur. In addition, the Company now recognizes excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense. As a result, on a prospective basis, we recognized $0.9 million and $5.0 million of excess tax benefits from stock-based compensation as a discrete item in our income tax expense for the three and six months ended June 30, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital. We have also retrospectively applied ASU 2016-09 to our consolidated statements of cash flows for the six months ended June 30, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $5.8 million from cash flows provided by financing activities to cash flows provided by operating activities.
New Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Changes that do not impact the fair value, vesting conditions or classification of an award will not require modification accounting. The new guidance is

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 (implied fair value measurement). Instead goodwill impairment would be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 will have a material impact on the consolidated financial statements.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company expects to use retrospective application with the cumulative effect as its transition method. The Company is still in the process of evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and is assessing its contracts with customers. Currently, we do not expect the adoption of ASU 2014-09 will have a material impact on the consolidated financial statements. We anticipate we will expand our consolidated financial statement disclosures in order to comply with the ASU.
Note 2—Acquisitions
In April 2017, KAR purchased all of the stock of CarCo Technologies, Inc. (“DRIVIN”). DRIVIN aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

In May 2017, the Company acquired Dependable Auto Shippers ("DAS"). DAS provides vehicle transportation services for corporate and personal vehicle transportation needs.

The purchased assets included accounts receivable, software, and inventory. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first six months of 2017, net of cash acquired, was approximately $47.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $6.0 million to intangible assets, representing the fair value of acquired software which is being amortized over its expected useful life. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments, tax attributes and a final valuation of intangibles related to the acquisition of DRIVIN and certain opening balance sheet fair value adjustments for DAS. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $35.6 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results of operations for the six months ended June 30, 2017.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PRSUs	$2.5	$2.6	$5.6	$5.7
RSUs	2.3	1.5	4.5	3.0
Service options	0.4	0.5	0.9	1.1
Total stock-based compensation expense	$5.2	$4.6	$11.0	$9.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

PRSUs and RSUs
In the first six months of 2017, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year operating adjusted earnings per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $44.43 per share and $44.03 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. No shares of common stock were repurchased during the first six months of 2017. In 2016, we repurchased and retired a total of 1,931,200 shares of common stock in the open market at a weighted average price of $41.61 per share under the October 2016 authorization.
Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$57.2	$61.8	$126.4	$122.5
Weighted average common shares outstanding	137.2	137.6	137.0	137.4
Effect of dilutive stock options and restricted stock awards	1.2	1.7	1.4	1.7
Weighted average common shares outstanding and potential common shares	138.4	139.3	138.4	139.1
Net income per share
Basic	$0.42	$0.45	$0.92	$0.89
Diluted	$0.41	$0.44	$0.91	$0.88
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the three or six months ended June 30, 2017 and 2016. In addition, approximately 0.7 million and approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended June 30, 2017 and 2016, respectively, and approximately 0.7 million and approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the six months ended June 30, 2017 and 2016, respectively. Total options outstanding at June 30, 2017 and 2016 were 2.2 million and 3.1 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

Note 5—Equity Method Investment
ADESA owns a 50% interest in Nth Gen Software Inc. ("TradeRev") and its online vehicle remarketing system which were acquired for approximately $30 million in cash. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.

In the first quarter of 2017, TradeRev signed a promissory note with ADESA. The promissory note created a line of credit for term loans up to $15 million, with a minimum of $5 million to be drawn at a time. At June 30, 2017, there was $5 million outstanding on the promissory note and the initial maturity date is January 5, 2020. This amount is recorded in “Other assets” on the consolidated balance sheet.

The Company will continue to account for TradeRev as an equity method investment because we have the ability to exercise significant influence over operating and financial policies but do not have a controlling financial interest. At June 30, 2017, the carrying amount of the investment was $20.0 million. The Company’s share in the net losses of TradeRev for each of the three months ended June 30, 2017 and 2016 was $1.0 million, and the Company’s share in the net losses of TradeRev for the six months ended June 30, 2017 and 2016 was $2.7 million and $1.6 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.
Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at June 30, 2017.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 31, 2020. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2017. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2017		Net Credit Losses Three Months Ended June 30, 2017	Net Credit Losses Six Months Ended June 30, 2017
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,722.6	$9.3	$11.2	$22.1
Other loans	13.9	—	—	—
Total receivables managed	$1,736.5	$9.3	$11.2	$22.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

	December 31, 2016		Net Credit Losses Three Months Ended June 30, 2016	Net Credit Losses Six Months Ended June 30, 2016
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,781.1	$12.0	$5.3	$10.6
Other loans	11.1	—	—	—
Total receivables managed	$1,792.2	$12.0	$5.3	$10.6
AFC's allowance for losses was $12.5 million and $12.0 million at June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, $1,715.3 million and $1,774.8 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2017	December 31, 2016
Obligations collateralized by finance receivables, gross	$1,241.4	$1,300.0
Unamortized securitization issuance costs	(16.5)	(19.7)
Obligations collateralized by finance receivables	$1,224.9	$1,280.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2017, we were in compliance with the covenants in the securitization agreements.
Note 7—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate *		Maturity	June 30, 2017	December 31, 2016
Term Loan B-2	Adjusted LIBOR	+ 3.1875%	March 11, 2021	$—	$1,082.7
Term Loan B-3	Adjusted LIBOR	+ 3.50%	March 9, 2023	—	1,339.9
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	717.0	—
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,050.0	—
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	80.5
Senior notes		5.125%	June 1, 2025	950.0	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,717.0	2,503.1
Unamortized debt issuance costs/discounts				(24.1)	(32.8)
Current portion of long-term debt				(17.7)	(105.2)
Long-term debt				$2,675.2	$2,365.1
* The interest rates presented in the table above represent the rates in place at June 30, 2017.
On May 31, 2017, the Company used proceeds from the issuance of $950 million senior notes and proceeds from the issuance of $1,767 million in the aggregate of Term Loan B-4 and Term Loan B-5 to repay Term Loan B-2 and Term Loan B-3 in full and to repay the outstanding balance on the revolving credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

Credit Facility
On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing tranche B-2 term loans ("Term Loan B-2") remaining after the repayment with new tranche B-4 term loans in an aggregate principal amount of $717 million ("Term Loan B-4"), (ii) the refinancing and repricing of existing tranche B-3 term loans ("Term Loan B-3") remaining after the repayment with new tranche B-5 term loans in an aggregate principal amount of $1.05 billion ("Term Loan B-5") and (iii) a $350 million senior secured revolving credit facility (the "revolving credit facility"). A portion of the proceeds received from the issuance of the senior notes was used to repay a portion of Term Loan B-2 and Term Loan B-3, as well as the outstanding balance on the revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.0 million of debt issuance costs in connection with the Second Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $90 million is available for swing line loans.
Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments will commence on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in July 2017, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $1.0 million and $1.5 million of Term Loan B-4 and Term Loan B-5, respectively. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2017.
As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 3.56% and 3.81% at June 30, 2017, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2017, there were no borrowings on the revolving credit facility and $80.5 million was drawn at December 31, 2016. In addition, we had related outstanding letters of credit in the aggregate amount of $35.9 million and $29.7 million at June 30, 2017 and December 31, 2016, respectively, which reduce the amount available for borrowings under the revolving credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company will pay interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2017. We may redeem the senior notes, in whole or in part, at any time prior to June 1, 2020 at a redemption price equal to 100% of the principal amount plus a make-whole premium and thereafter at a premium that declines ratably to par in 2023. We capitalized approximately $14.7 million of debt issuance costs in connection with the senior notes. The senior notes are guaranteed by the Subsidiary Guarantors.
Fair Value of Debt

As of June 30, 2017, the estimated fair value of our long-term debt amounted to $2,745.6 million. The estimates of fair value were based on broker-dealer quotes for our debt as of June 30, 2017. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

Asset Derivatives
	June 30, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$0.3	Other assets	N/A
2015 Interest rate caps	Other assets	$—	Other assets	$—

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
2017 Interest rate caps	Interest expense	$(0.4)	N/A	$(0.5)	N/A
2015 Interest rate caps	Interest expense	$—	$(0.1)	$—	$(0.7)
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
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Foreign currency translation loss	$(35.7)	$(49.4)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(35.6)	$(49.3)
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$489.2	$298.7	$70.1	$—	$858.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	278.7	181.5	21.5	—	481.7
Selling, general and administrative	85.2	27.5	7.3	34.6	154.6
Depreciation and amortization	26.9	22.9	7.8	6.9	64.5
Total operating expenses	390.8	231.9	36.6	41.5	700.8
Operating profit (loss)	98.4	66.8	33.5	(41.5)	157.2
Interest expense	0.1	—	10.5	29.5	40.1
Other (income) expense, net	(0.7)	(0.5)	—	(0.3)	(1.5)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Intercompany expense (income)	11.5	9.4	(9.8)	(11.1)	—
Income (loss) before income taxes	87.5	57.9	32.8	(87.1)	91.1
Income taxes	33.8	20.6	12.5	(33.0)	33.9
Net income (loss)	$53.7	$37.3	$20.3	$(54.1)	$57.2
Total assets	$3,313.8	$1,311.7	$2,140.6	$90.6	$6,856.7
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$450.8	$264.8	$72.9	$—	$788.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	259.2	167.3	21.1	—	447.6
Selling, general and administrative	80.6	26.5	7.3	32.5	146.9
Depreciation and amortization	24.8	21.2	7.9	5.1	59.0
Total operating expenses	364.6	215.0	36.3	37.6	653.5
Operating profit (loss)	86.2	49.8	36.6	(37.6)	135.0
Interest expense	0.1	—	8.2	27.5	35.8
Other (income) expense, net	(0.5)	(0.1)	—	0.3	(0.3)
Intercompany expense (income)	13.3	9.6	(8.6)	(14.3)	—
Income (loss) before income taxes	73.3	40.3	37.0	(51.1)	99.5
Income taxes	27.1	15.1	14.0	(18.5)	37.7
Net income (loss)	$46.2	$25.2	$23.0	$(32.6)	$61.8
Total assets	$3,049.7	$1,276.3	$2,155.8	$86.6	$6,568.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2017 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$987.2	$596.1	$141.3	$—	$1,724.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	569.6	370.6	42.7	—	982.9
Selling, general and administrative	172.5	53.4	15.2	70.9	312.0
Depreciation and amortization	54.0	46.1	15.6	13.3	129.0
Total operating expenses	796.1	470.1	73.5	84.2	1,423.9
Operating profit (loss)	191.1	126.0	67.8	(84.2)	300.7
Interest expense	0.3	—	20.8	59.3	80.4
Other (income) expense, net	(0.3)	(0.9)	—	(0.4)	(1.6)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Intercompany expense (income)	23.3	18.8	(18.5)	(23.6)	—
Income (loss) before income taxes	167.8	108.1	65.5	(147.0)	194.4
Income taxes	62.8	38.6	24.3	(57.7)	68.0
Net income (loss)	$105.0	$69.5	$41.2	$(89.3)	$126.4
Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$865.6	$534.4	$146.8	$—	$1,546.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	497.6	340.8	41.2	—	879.6
Selling, general and administrative	157.2	52.2	14.8	63.8	288.0
Depreciation and amortization	47.3	42.5	15.6	10.0	115.4
Total operating expenses	702.1	435.5	71.6	73.8	1,283.0
Operating profit (loss)	163.5	98.9	75.2	(73.8)	263.8
Interest expense	0.2	—	16.0	48.3	64.5
Other (income) expense, net	(1.1)	(0.4)	—	(0.1)	(1.6)
Loss on extinguishment of debt	—	—	—	4.0	4.0
Intercompany expense (income)	28.5	19.2	(16.4)	(31.3)	—
Income (loss) before income taxes	135.9	80.1	75.6	(94.7)	196.9
Income taxes	50.4	30.0	28.6	(34.6)	74.4
Net income (loss)	$85.5	$50.1	$47.0	$(60.1)	$122.5

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 174 salvage vehicle auction sites in the United States and Canada at June 30, 2017. IAA also includes HBC, which operates from 11 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2017, AFC conducted business at 128 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 9.2 million, 9.9 million and 10.6 million in 2014, 2015 and 2016, respectively. We expect that used vehicle auction volumes in North America, including online only volumes, will be over 10.6 million units in 2017, 2018 and 2019. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2016 Annual Review and management estimates. A primary driver of the anticipated improvement is more off-lease and repossessed vehicles entering the market over the next three years.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 17% in 2016, 16% in 2015 and 14% in 2014. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult. We believe that salvage auction industry volumes will grow 5% to 7% annually over the next three years.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, as the industry has recently experienced, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For example, the average price per ton of crushed auto bodies in North America decreased from $312 in December 2013 to $198 in December 2014 to $115 in December 2015, before rebounding to $136 in December 2016. This reduction in the price of crushed auto bodies has had an adverse impact on the value of salvage vehicles being sold in the salvage auction industry and resulted in reduced revenue per vehicle sold and gross profit. In the first six months of 2017, the price per ton of crushed auto bodies in North America has ranged from $156 to $188 and finished June 2017 at $184, as compared to $175 at June 30, 2016.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2017	2016
Revenues
ADESA	$489.2	$450.8
IAA	298.7	264.8
AFC	70.1	72.9
Total revenues	858.0	788.5
Cost of services*	481.7	447.6
Gross profit*	376.3	340.9
Selling, general and administrative	154.6	146.9
Depreciation and amortization	64.5	59.0
Operating profit	157.2	135.0
Interest expense	40.1	35.8
Other income, net	(1.5)	(0.3)
Loss on extinguishment of debt	27.5	—
Income before income taxes	91.1	99.5
Income taxes	33.9	37.7
Net income	$57.2	$61.8
Net income per share
Basic	$0.42	$0.45
Diluted	$0.41	$0.44

* Exclusive of depreciation and amortization
Overview
For the three months ended June 30, 2017, we had revenue of $858.0 million compared with revenue of $788.5 million for the three months ended June 30, 2016, an increase of 9%. Businesses acquired in the last 12 months accounted for an increase in revenue of $18.2 million. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.5 million, or 9%, to $64.5 million for the three months ended June 30, 2017, compared with $59.0 million for the three months ended June 30, 2016. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2016 and 2017.
Interest Expense
Interest expense increased $4.3 million, or 12%, to $40.1 million for the three months ended June 30, 2017, compared with $35.8 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in interest expense at AFC of $2.3 million, which resulted from an increase in interest rates for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. In addition, interest expense increased as a result of an increase of approximately $95 million in the average outstanding balance of corporate debt for the three months ended June 30, 2017 compared with the three months ended June 30, 2016, as well as an increase in the weighted average interest rate for the same period of approximately 0.15%.

Loss on Extinguishment of Debt

In May 2017, we amended our Credit Agreement and recorded a $27.5 million pretax charge resulting from the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3.
Income Taxes
We had an effective tax rate of 37.2% for the three months ended June 30, 2017, compared with an effective tax rate of 37.9% for the three months ended June 30, 2016. Our effective tax rate was lower in the second quarter of 2017 primarily as a result of the adoption of ASU 2016-09 in the first quarter of 2017. We recognized $0.9 million of excess tax benefits from employee stock-based compensation as a discrete item in our income tax expense for the three months ended June 30, 2017. These amounts were previously recorded to additional paid-in capital.
Impact of Foreign Currency
The strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended June 30, 2017, fluctuations in the Canadian exchange rate decreased revenue by $4.1 million, operating profit by $1.6 million, net income by $0.9 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions except per vehicle amounts)	2017	2016
ADESA revenue	$489.2	$450.8
Cost of services*	278.7	259.2
Gross profit*	210.5	191.6
Selling, general and administrative	85.2	80.6
Depreciation and amortization	26.9	24.8
Operating profit	$98.4	$86.2
Vehicles sold	830,000	750,000
Physical auction vehicles sold	585,000	552,000
Online only vehicles sold	245,000	198,000
Dealer consignment mix at physical auctions	46%	49%
Conversion rate at North American physical auctions	61.1%	59.1%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$748	$742
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$105	$109

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $38.4 million, or 9%, to $489.2 million for the three months ended June 30, 2017, compared with $450.8 million for the three months ended June 30, 2016. The increase in revenue was primarily a result of an 11% increase in the number of vehicles sold (7% increase excluding acquisitions), partially offset by a 2% decrease in revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $18.2 million. Revenue decreased $3.0 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 17% increase in institutional volume (14% increase excluding acquisitions), including vehicles sold on our online only platform, partially offset by a 1% decrease in dealer consignment units sold (5% decrease excluding acquisitions) for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Online sales volume for ADESA represented approximately 45% of the total vehicles sold in the second quarter of 2017, compared with approximately 41% in the second quarter of 2016. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Upstream and midstream selling represent online only sales, which accounted for approximately 67% of ADESA's online sales volume.

ADESA sold approximately 245,000 and 198,000 vehicles through its online only offerings in the second quarter of 2017 and 2016, respectively, of which approximately 128,000 and 105,000 represented vehicle sales to grounding dealers in the second quarter of 2017 and 2016, respectively. For the three months ended June 30, 2017, dealer consignment vehicles represented approximately 46% of used vehicles sold at ADESA physical auction locations, compared with approximately 49% for the three months ended June 30, 2016. Vehicles sold at physical auction locations increased 6% (1% increase excluding acquisitions) in the second quarter of 2017, compared with the second quarter of 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 61.1% for the three months ended June 30, 2017, compared with 59.1% for the three months ended June 30, 2016.
Physical auction revenue per vehicle sold increased $6, or 1%, to $748 for the three months ended June 30, 2017, compared with $742 for the three months ended June 30, 2016. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices and an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold decreased $2 to $121 for the three months ended June 30, 2017, compared with $123 for the three months ended June 30, 2016. The decrease in online only auction revenue per vehicle sold was attributable to a change in the mix of cars supplied in closed sales to non-grounding dealers as well as a change in the mix of cars supplied in open sales, partially offset by an increase in purchased vehicles associated with the ADESA Assurance Program and a decrease in online only auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle sold decreased to $105 from $109 for the three months ended June 30, 2017 and 2016, respectively.
Gross Profit
For the three months ended June 30, 2017, gross profit for ADESA increased $18.9 million, or 10%, to $210.5 million, compared with $191.6 million for the three months ended June 30, 2016. Gross profit for ADESA was 43.0% of revenue for the three months ended June 30, 2017, compared with 42.5% of revenue for the three months ended June 30, 2016. The increase in gross profit was mainly attributable to the 11% increase in the number of vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $4.6 million, or 6%, to $85.2 million for the three months ended June 30, 2017, compared with $80.6 million for the three months ended June 30, 2016, primarily due to increases in selling, general and administrative expenses associated with acquired businesses of $4.4 million, compensation expense of $2.8 million, stock-based compensation expense of $0.6 million and other expenses aggregating $0.4 million, partially offset by decreases in incentive-based compensation expense of $2.1 million and professional fees of $1.5 million.

IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2017	2016
IAA revenue	$298.7	$264.8
Cost of services*	181.5	167.3
Gross profit*	117.2	97.5
Selling, general and administrative	27.5	26.5
Depreciation and amortization	22.9	21.2
Operating profit	$66.8	$49.8
Vehicles sold	580,000	523,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $33.9 million, or 13%, to $298.7 million for the three months ended June 30, 2017, compared with $264.8 million for the three months ended June 30, 2016, and included a decrease in revenue of $3.2 million from HBC. The increase in revenue was a result of an increase in vehicles sold of approximately 11% (12% excluding HBC) for the three months ended June 30, 2017, partially offset by a decrease in revenue of $0.9 million due to fluctuations in the Canadian exchange rate and a decrease in revenue of $1.2 million due to fluctuations in the U.K. exchange rate. Revenue per vehicle sold increased 2% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. IAA's North American same-store total loss vehicle inventory increased approximately 9% at June 30, 2017, as compared to June 30, 2016. Vehicles sold under purchase agreements were approximately 5% (4% excluding HBC) and 6% (5% excluding HBC) of total salvage vehicles sold for the three months ended June 30, 2017 and 2016, respectively. Online sales volumes for IAA for the three months ended June 30, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended June 30, 2017, gross profit at IAA increased to $117.2 million, or 39.2% of revenue, compared with $97.5 million, or 36.8% of revenue, for the three months ended June 30, 2016. The increase in gross profit was mainly attributable to a 13% increase in revenue, partially offset by an 8% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. Excluding HBC, IAA's gross profit margin was 40.2% and 38.4% for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, HBC had revenue of approximately $10.2 million and $13.4 million, respectively, and cost of services of approximately $8.9 million and $12.4 million, respectively, as the majority of HBC's vehicles are sold under purchase contracts.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.0 million, or 4%, to $27.5 million for the three months ended June 30, 2017, compared with $26.5 million for the three months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $1.1 million, incentive-based compensation expense of $0.7 million and non-income based taxes of $0.5 million, partially offset by decreases in professional fees of $0.9 million and other expenses aggregating $0.4 million.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2017	2016
AFC revenue
Interest and fee income	$70.0	$67.7
Other revenue	3.0	2.6
Provision for credit losses	(11.4)	(5.5)
Other service revenue	8.5	8.1
Total AFC revenue	70.1	72.9
Cost of services*	21.5	21.1
Gross profit*	48.6	51.8
Selling, general and administrative	7.3	7.3
Depreciation and amortization	7.8	7.9
Operating profit	$33.5	$36.6
Loan transactions	416,000	422,000
Revenue per loan transaction, excluding "Other service revenue"	$148	$154

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2017, AFC revenue decreased $2.8 million, or 4%, to $70.1 million, compared with $72.9 million for the three months ended June 30, 2016. The decrease in revenue was the result of an increase in the provision for credit losses to 2.6% of the average managed receivables for the three months ended June 30, 2017, partially offset by a 5% increase in "Other service revenue" generated by PWI. In addition, managed receivables decreased to $1,736.5 million at June 30, 2017 from $1,738.6 million at June 30, 2016.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $6, or 4%. The provision for credit losses, which is a reduction of revenue, resulted in a reduction of revenue per unit of $14 for the three months ended June 30, 2017. The remaining $8 increase in revenue per loan transaction was the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses has increased to 2.6% from 1.3% of the average managed receivables for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The provision for credit losses is expected to be approximately 1.75% to 2.25%, annually, of the average managed receivables balance. For 2017, the provision for credit losses is above the stated range for the first half of the year, with improvement expected in the second half of the year.
Gross Profit
For the three months ended June 30, 2017, gross profit for the AFC segment decreased $3.2 million, or 6%, to $48.6 million, or 69.3% of revenue, compared with $51.8 million, or 71.1% of revenue, for the three months ended June 30, 2016, primarily as a result of a 4% decrease in revenue, related to the increased provision for credit losses, and a 2% increase in cost of services. The increase in cost of services was the result of an increase in compensation expense of $0.4 million and an increase in lot checks of $0.3 million, partially offset by a decrease in incentive-based compensation of $0.2 million and other expenses aggregating $0.1 million. The floorplan lending business gross profit margin percentage decreased from 77.7% to 75.7%. The floorplan lending business excludes PWI.
Selling, General and Administrative
Selling, general and administrative expenses at AFC were $7.3 million for each of the three months ended June 30, 2017 and June 30, 2016. Increases in compensation expense and stock-based compensation expense aggregating $0.6 million and other expenses aggregating $0.1 million, were offset by a decrease in incentive-based compensation and travel expenses aggregating $0.7 million.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2017	2016
Selling, general and administrative	$34.6	$32.5
Depreciation and amortization	6.9	5.1
Operating loss	$(41.5)	$(37.6)
Selling, General and Administrative
For the three months ended June 30, 2017, selling, general and administrative expenses at the holding company increased $2.1 million, or 6%, to $34.6 million, compared with $32.5 million for the three months ended June 30, 2016, primarily as a result of increases in compensation expense of $3.3 million and information technology costs of $1.2 million, partially offset by a decrease in incentive-based compensation of $0.7 million and other expenses aggregating $1.7 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2017	2016
Revenues
ADESA	$987.2	$865.6
IAA	596.1	534.4
AFC	141.3	146.8
Total revenues	1,724.6	1,546.8
Cost of services*	982.9	879.6
Gross profit*	741.7	667.2
Selling, general and administrative	312.0	288.0
Depreciation and amortization	129.0	115.4
Operating profit	300.7	263.8
Interest expense	80.4	64.5
Other income, net	(1.6)	(1.6)
Loss on extinguishment of debt	27.5	4.0
Income before income taxes	194.4	196.9
Income taxes	68.0	74.4
Net income	$126.4	$122.5
Net income per share
Basic	$0.92	$0.89
Diluted	$0.91	$0.88
* Exclusive of depreciation and amortization
Overview
For the six months ended June 30, 2017, we had revenue of $1,724.6 million compared with revenue of $1,546.8 million for the six months ended June 30, 2016, an increase of 11%. Businesses acquired in the last 12 months accounted for an increase in revenue of $66.6 million. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization increased $13.6 million, or 12%, to $129.0 million for the six months ended June 30, 2017, compared with $115.4 million for the six months ended June 30, 2016. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2016 and 2017.
Interest Expense
Interest expense increased $15.9 million, or 25%, to $80.4 million for the six months ended June 30, 2017, compared with $64.5 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase of approximately $275 million in the average outstanding balance of corporate debt for the six months ended June 30, 2017 compared with the six months ended June 30, 2016, as well as an increase in the weighted average interest rate for the same period of approximately 0.44%. In addition, there was an increase in interest expense at AFC of $4.8 million, which resulted from an increase in interest rates for the six months ended June 30, 2017 as compared with the six months ended June 30, 2016.
Loss on Extinguishment of Debt

In May 2017, we amended our Credit Agreement and recorded a $27.5 million pretax charge resulting from the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3.

In March 2016, we amended our Credit Agreement and recorded a $4.0 million pretax charge resulting from the write-off of unamortized debt issue costs associated with Term Loan B-1 and unamortized debt issue costs associated with a previous revolving credit facility.
Income Taxes
We had an effective tax rate of 35.0% for the six months ended June 30, 2017, compared with an effective tax rate of 37.8% for the six months ended June 30, 2016. Our effective tax rate was lower for the first six months of 2017 as compared with the first six months of 2016, primarily as a result of the adoption of ASU 2016-09 in the first quarter of 2017. We recognized $5.0 million of excess tax benefits from employee stock-based compensation as a discrete item in our income tax expense for the six months ended June 30, 2017. These amounts were previously recorded to additional paid-in capital.
Impact of Foreign Currency
The strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the six months ended June 30, 2017, fluctuations in the Canadian exchange rate decreased revenue by $1.1 million, operating profit by $0.4 million, net income by $0.2 million and net income per diluted share by less than $0.01.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions except per vehicle amounts)	2017	2016
ADESA revenue	$987.2	$865.6
Cost of services*	569.6	497.6
Gross profit*	417.6	368.0
Selling, general and administrative	172.5	157.2
Depreciation and amortization	54.0	47.3
Operating profit	$191.1	$163.5
Vehicles sold	1,648,000	1,453,000
Physical auction vehicles sold	1,188,000	1,067,000
Online only vehicles sold	460,000	386,000
Dealer consignment mix at physical auctions	45%	48%
Conversion rate at North American physical auctions	61.4%	60.0%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$751	$740
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$108	$109

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $121.6 million, or 14%, to $987.2 million for the six months ended June 30, 2017, compared with $865.6 million for the six months ended June 30, 2016. The increase in revenue was primarily a result of a 13% increase in the number of vehicles sold (5% increase excluding acquisitions), as well as a 1% increase in revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $66.6 million. Revenue decreased $0.8 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 18% increase in institutional volume (12% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 5% increase in dealer consignment units sold (6% decrease excluding acquisitions) for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Online sales volume for ADESA represented approximately 44% of the total vehicles sold in the first six months of 2017, compared with approximately 41% in the first six months of 2016. Upstream and midstream selling represent online only sales, which accounted for approximately 64% of ADESA's online sales volume. ADESA sold approximately 460,000 and 386,000 vehicles through its online only offerings in the first six months of 2017 and 2016, respectively, of which approximately 235,000 and 197,000 represented vehicle sales to grounding dealers in the first six months of 2017 and 2016, respectively. For the six months ended June 30, 2017, dealer consignment vehicles represented approximately 45% of used vehicles sold at ADESA physical auction locations, compared with approximately 48% for the six months ended June 30, 2016. Vehicles sold at physical auction locations increased 11% (no increase excluding acquisitions) in the first six months of 2017, compared with the first six months of 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 61.4% for the six months ended June 30, 2017, compared with 60.0% for the six months ended June 30, 2016.
Physical auction revenue per vehicle sold increased $11, or 1%, to $751 for the six months ended June 30, 2017, compared with $740 for the six months ended June 30, 2016. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices and an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $2 to $122 for the six months ended June 30, 2017, compared with $120 for the six months ended June 30, 2016. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program, partially offset by a change in the mix of cars supplied in closed sales to non-grounding dealers as well as a change in the mix of cars supplied in open sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle sold decreased to $108 from $109 for the six months ended June 30, 2017 and 2016, respectively.
Gross Profit
For the six months ended June 30, 2017, gross profit for ADESA increased $49.6 million, or 13%, to $417.6 million, compared with $368.0 million for the six months ended June 30, 2016. Gross profit for ADESA was 42.3% of revenue for the six months ended June 30, 2017, compared with 42.5% of revenue for the six months ended June 30, 2016. The increase in gross profit was mainly attributable to the 13% increase in the number of vehicles sold.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $15.3 million, or 10%, to $172.5 million for the six months ended June 30, 2017, compared with $157.2 million for the six months ended June 30, 2016, primarily due to increases in selling, general and administrative expenses associated with acquired businesses of $13.3 million, compensation expense of $6.1 million, stock-based compensation expense of $0.9 million, benefit-related expenses of $0.8 million and other expenses aggregating $2.5 million, partially offset by decreases in incentive-based compensation expense of $5.1 million, professional fees of $1.5 million, bad debt expense of $0.9 million and marketing expenses of $0.8 million.
IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
IAA revenue	$596.1	$534.4
Cost of services*	370.6	340.8
Gross profit*	225.5	193.6
Selling, general and administrative	53.4	52.2
Depreciation and amortization	46.1	42.5
Operating profit	$126.0	$98.9
Vehicles sold	1,171,000	1,057,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $61.7 million, or 12%, to $596.1 million for the six months ended June 30, 2017, compared with $534.4 million for the six months ended June 30, 2016, and included a decrease in revenue of $4.3 million from HBC. The increase in revenue was a result of an increase in vehicles sold of approximately 11% (11% excluding HBC) for the six months ended June 30, 2017, partially offset by a decrease in revenue of $0.3 million due to fluctuations in the Canadian exchange rate and a decrease in revenue of $3.2 million due to fluctuations in the U.K. exchange rate. Revenue per vehicle sold increased 1% for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Vehicles sold under purchase agreements were approximately 5% (4% excluding HBC) and 6% (5% excluding HBC) of total salvage vehicles sold for the six months ended June 30, 2017 and 2016, respectively. Online sales volumes for IAA for the six months ended June 30, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the six months ended June 30, 2017, gross profit at IAA increased to $225.5 million, or 37.8% of revenue, compared with $193.6 million, or 36.2% of revenue, for the six months ended June 30, 2016. The increase in gross profit was mainly attributable to a 12% increase in revenue, partially offset by a 9% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth. Excluding HBC, IAA's gross profit margin was 38.8% and 37.7% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, HBC had revenue of approximately $23.0 million and $27.3 million, respectively, and cost of services of approximately $19.8 million and $24.9 million, respectively, as the majority of HBC's vehicles are sold under purchase contracts.

Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.2 million, or 2%, to $53.4 million for the six months ended June 30, 2017, compared with $52.2 million for the six months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $1.9 million, incentive-based compensation of $0.9 million, non-income based taxes of $0.5 million and stock-based compensation expense of $0.5 million, partially offset by decreases in professional fees of $0.9 million, bad debt expense of $0.5 million and other expenses aggregating $1.2 million.
AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2017	2016
AFC revenue
Interest and fee income	$141.3	$137.1
Other revenue	5.9	5.0
Provision for credit losses	(22.5)	(11.0)
Other service revenue	16.6	15.7
Total AFC revenue	141.3	146.8
Cost of services*	42.7	41.2
Gross profit*	98.6	105.6
Selling, general and administrative	15.2	14.8
Depreciation and amortization	15.6	15.6
Operating profit	$67.8	$75.2
Loan transactions	872,000	875,000
Revenue per loan transaction, excluding "Other service revenue"	$143	$150

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2017, AFC revenue decreased $5.5 million, or 4%, to $141.3 million, compared with $146.8 million for the six months ended June 30, 2016. The decrease in revenue was the result of an increase in the provision for credit losses to 2.6% of the average managed receivables for the six months ended June 30, 2017, partially offset by a 6% increase in "Other service revenue" generated by PWI. In addition, managed receivables decreased to $1,736.5 million at June 30, 2017 from $1,738.6 million at June 30, 2016.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $7, or 5%. The provision for credit losses, which is a reduction of revenue, resulted in a reduction of revenue per unit of $13 for the six months ended June 30, 2017. The remaining $6 increase in revenue per loan transaction was the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses has increased to 2.6% from 1.3% of the average managed receivables for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The provision for credit losses is expected to be approximately 1.75% to 2.25%, annually, of the average managed receivables balance. For 2017, the provision for credit losses is above the stated range for the first half of the year, with improvement expected in the second half of the year.
Gross Profit
For the six months ended June 30, 2017, gross profit for the AFC segment decreased $7.0 million, or 7%, to $98.6 million, or 69.8% of revenue, compared with $105.6 million, or 71.9% of revenue, for the six months ended June 30, 2016, primarily as a result of a 4% decrease in revenue, related to the increased provision for credit losses, and a 4% increase in cost of services. The increase in cost of services was the result of increases in compensation expenses of $1.0 million, lot checks of $0.8 million and collection costs of $0.4 million, partially offset by decreases in incentive-based compensation of $0.5 million and other expenses aggregating $0.2 million. The floorplan lending business gross profit margin percentage decreased from 78.6% to 76.2%. The floorplan lending business excludes PWI.

Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.4 million, or 3%, to $15.2 million for the six months ended June 30, 2017, compared with $14.8 million for the six months ended June 30, 2016. The increase was primarily attributable to increases in compensation expense and stock-based compensation expense aggregating $0.7 million and other expenses aggregating $0.3 million, partially offset by a decrease in incentive-based compensation of $0.6 million.
Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Selling, general and administrative	$70.9	$63.8
Depreciation and amortization	13.3	10.0
Operating loss	$(84.2)	$(73.8)
Selling, General and Administrative
For the six months ended June 30, 2017, selling, general and administrative expenses at the holding company increased $7.1 million, or 11%, to $70.9 million, compared with $63.8 million for the six months ended June 30, 2016, primarily as a result of increases in compensation expense of $7.5 million, information technology costs of $2.2 million and professional fees of $1.4 million, partially offset by decreases in medical expenses of $2.8 million and other expenses aggregating $1.2 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2016
Cash and cash equivalents	$530.4	$201.8	$314.7
Restricted cash	18.3	17.9	15.0
Working capital	873.2	506.2	636.0
Amounts available under Credit Facility*	350.0	219.5	300.0
Cash flow from operations for the six months ended	373.9		164.7

*
There were related outstanding letters of credit totaling approximately $35.9 million, $29.7 million, and $29.7 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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

Approximately $113.9 million of available cash was held by our foreign subsidiaries at June 30, 2017. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Credit Facilities
On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing tranche B-2 term loans ("Term Loan B-2") remaining after the repayment with new tranche B-4 term loans in an aggregate principal amount of $717 million ("Term Loan B-4"), (ii) the refinancing and repricing of existing tranche B-3 term loans ("Term Loan B-3") remaining after the repayment with new tranche B-5 term loans in an aggregate principal amount of $1.05 billion ("Term Loan B-5") and (iii) a $350 million senior secured revolving credit facility (the "revolving credit facility"). A portion of the proceeds received from the issuance of the senior notes was used to repay a portion of Term Loan B-2 and Term Loan B-3, as well as the outstanding balance on the revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.0 million of debt issuance costs in connection with the Second Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $90 million is available for swing line loans.
Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments will commence on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in July 2017, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $1.0 million and $1.5 million of Term Loan B-4 and Term Loan B-5, respectively. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 3.56% and 3.81% at June 30, 2017, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2017, $717.0 million was outstanding on Term Loan B-4, $1,050.0 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $35.9 million at June 30, 2017, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at June 30, 2017. However, there were related letters of credit outstanding totaling approximately C$1.0 million at June 30, 2017, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended June 30, 2017 the ratio could not exceed 3.75 to 1.0 and it steps down to 3.5 to 1.0 at September 30, 2017. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $37.8 million, was 2.11 to 1.0 at June 30, 2017, excluding pro forma Adjusted EBITDA for businesses acquired in the last twelve months.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at June 30, 2017.
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
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company will pay interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2017. We may redeem the senior notes, in whole or in part, at any time prior to June 1, 2020 at a redemption price equal to 100% of the principal amount plus a make-whole premium and thereafter at a premium that declines ratably to par in 2023. We capitalized approximately $14.7 million of debt issuance costs in connection with the senior notes. The senior notes are guaranteed by the Subsidiary Guarantors.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at June 30, 2017.

We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2017. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

AFC managed total finance receivables of $1,736.5 million and $1,792.2 million at June 30, 2017 and December 31, 2016, respectively. AFC's allowance for losses was $12.5 million and $12.0 million at June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, $1,715.3 million and $1,774.8 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,224.9 million and $1,280.3 million of obligations collateralized by finance receivables at June 30, 2017 and December 31, 2016, respectively. There were unamortized securitization issuance costs of approximately $16.5 million and $19.7 million at June 30, 2017 and December 31, 2016, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2017, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$53.7	$37.3	$20.3	$(54.1)	$57.2
Add back:
Income taxes	33.8	20.6	12.5	(33.0)	33.9
Interest expense, net of interest income	(0.1)	—	10.5	29.5	39.9
Depreciation and amortization	26.9	22.9	7.8	6.9	64.5
Intercompany interest	9.0	9.4	(9.8)	(8.6)	—
EBITDA	123.3	90.2	41.3	(59.3)	195.5
Intercompany charges	2.5	—	—	(2.5)	—
Non-cash stock-based compensation	1.7	0.9	0.6	2.2	5.4
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	0.8	—	—	0.7	1.5
Securitization interest	—	—	(8.2)	—	(8.2)
Minority interest	1.0	—	—	—	1.0
Other	1.3	(0.6)	0.1	—	0.8
Total addbacks	7.3	0.3	(7.5)	27.9	28.0
Adjusted EBITDA	$130.6	$90.5	$33.8	$(31.4)	$223.5

	Three Months Ended June 30, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$46.2	$25.2	$23.0	$(32.6)	$61.8
Add back:
Income taxes	27.1	15.1	14.0	(18.5)	37.7
Interest expense, net of interest income	—	—	8.2	27.5	35.7
Depreciation and amortization	24.8	21.2	7.9	5.1	59.0
Intercompany interest	11.1	9.5	(8.6)	(12.0)	—
EBITDA	109.2	71.0	44.5	(30.5)	194.2
Intercompany charges	2.2	0.1	—	(2.3)	—
Non-cash stock-based compensation	1.1	0.7	0.5	2.6	4.9
Acquisition related costs	1.3	0.1	0.1	1.8	3.3
Securitization interest	—	—	(6.7)	—	(6.7)
Minority interest	1.0	—	—	—	1.0
Other	0.9	(0.5)	—	—	0.4
Total addbacks	6.5	0.4	(6.1)	2.1	2.9
Adjusted EBITDA	$115.7	$71.4	$38.4	$(28.4)	$197.1

	Six Months Ended June 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$105.0	$69.5	$41.2	$(89.3)	$126.4
Add back:
Income taxes	62.8	38.6	24.3	(57.7)	68.0
Interest expense, net of interest income	—	—	20.8	59.3	80.1
Depreciation and amortization	54.0	46.1	15.6	13.3	129.0
Intercompany interest	18.2	18.8	(18.5)	(18.5)	—
EBITDA	240.0	173.0	83.4	(92.9)	403.5
Intercompany charges	5.1	—	—	(5.1)	—
Non-cash stock-based compensation	3.2	1.8	1.1	5.3	11.4
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	2.5	—	—	1.1	3.6
Securitization interest	—	—	(16.3)	—	(16.3)
Minority interest	2.7	—	—	—	2.7
Other	2.1	(0.5)	0.1	—	1.7
Total addbacks	15.6	1.3	(15.1)	28.8	30.6
Adjusted EBITDA	$255.6	$174.3	$68.3	$(64.1)	$434.1

	Six Months Ended June 30, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$85.5	$50.1	$47.0	$(60.1)	$122.5
Add back:
Income taxes	50.4	30.0	28.6	(34.6)	74.4
Interest expense, net of interest income	0.1	—	16.0	48.3	64.4
Depreciation and amortization	47.3	42.5	15.6	10.0	115.4
Intercompany interest	23.0	18.9	(16.4)	(25.5)	—
EBITDA	206.3	141.5	90.8	(61.9)	376.7
Intercompany charges	5.5	0.3	—	(5.8)	—
Non-cash stock-based compensation	2.3	1.3	0.9	5.9	10.4
Loss on extinguishment of debt	—	—	—	4.0	4.0
Acquisition related costs	2.4	0.1	0.1	3.3	5.9
Securitization interest	—	—	(13.1)	—	(13.1)
Minority interest	1.6	—	—	—	1.6
Other	1.8	(0.7)	—	—	1.1
Total addbacks	13.6	1.0	(12.1)	7.4	9.9
Adjusted EBITDA	$219.9	$142.5	$78.7	$(54.5)	$386.6

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	June 30, 2017
Net income (loss)	$54.4	$45.5	$69.2	$57.2	$226.3
Add back:
Income taxes	31.8	26.7	34.1	33.9	126.5
Interest expense, net of interest income	36.1	37.9	40.2	39.9	154.1
Depreciation and amortization	60.5	64.7	64.5	64.5	254.2
EBITDA	182.8	174.8	208.0	195.5	761.1
Non-cash stock-based compensation	4.7	4.0	6.0	5.4	20.1
Loss on extinguishment of debt	—	1.4	—	27.5	28.9
Acquisition related costs	1.3	1.4	2.1	1.5	6.3
Securitization interest	(7.2)	(7.7)	(8.1)	(8.2)	(31.2)
Minority interest	1.1	1.1	1.7	1.0	4.9
(Gain)/Loss on asset sales	1.3	0.3	0.5	0.2	2.3
Other	0.8	1.2	0.4	0.6	3.0
Total addbacks	2.0	1.7	2.6	28.0	34.3
Adjusted EBITDA	$184.8	$176.5	$210.6	$223.5	$795.4

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Net cash provided by (used by):
Operating activities	$373.9	$164.7
Investing activities	(91.1)	(531.1)
Financing activities	37.8	520.6
Effect of exchange rate on cash	8.0	5.5
Net increase in cash and cash equivalents	$328.6	$159.7
Cash flow from operating activities was $373.9 million for the six months ended June 30, 2017, compared with $164.7 million for the six months ended June 30, 2016. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends and increased profitability adjusted for non-cash items.
Net cash used by investing activities was $91.1 million for the six months ended June 30, 2017, compared with $531.1 million for the six months ended June 30, 2016. The decrease in net cash used by investing activities was primarily attributable to:

•	a decrease in cash used for acquisitions of approximately $306.3 million; and

•	a decrease in the additional finance receivables held for investment of approximately $139.9 million.
Net cash provided by financing activities was $37.8 million for the six months ended June 30, 2017, compared with $520.6 million for the six months ended June 30, 2016. The decrease in net cash from financing activities was primarily attributable to:

•	a decrease in net cash received of $336.2 million from the refinancing and repayment activities in 2017 compared with 2016;

•	a decrease in the additional obligations collateralized by finance receivables of approximately $96.8 million;

•	a smaller net increase in book overdrafts of approximately $20.2 million; and

•	an increase in dividend payments of $10.6 million.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2017 and 2016 approximated $75.4 million and $75.5 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $145 million for fiscal year 2017. Anticipated capital expenditures are primarily attributable to ongoing information system projects, improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.32 per share in 2017 using cash flow from operations, representing an annualized dividend of $1.28 per share. The following dividend information has been released for 2017:

•	On August 8, 2017, the Company announced a cash dividend of $0.32 per share that is payable on October 3, 2017, to stockholders of record at the close of business on September 20, 2017.

•	On May 9, 2017, the Company announced a cash dividend of $0.32 per share that was paid on July 6, 2017, to stockholders of record at the close of business on June 21, 2017.

•	On February 21, 2017, the Company announced a cash dividend of $0.32 per share that was paid on April 4, 2017, to stockholders of record at the close of business on March 22, 2017.

•	On November 3, 2016, the Company announced a cash dividend of $0.32 per share that was paid on January 6, 2017, to stockholders of record at the close of business on December 21, 2016.
Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, AFC's securitization facilities and the indenture governing our senior notes, capital requirements and other factors that our board of directors deems relevant. No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.
Acquisitions
The aggregate purchase price for the businesses acquired in the first six months of 2017, net of cash acquired, was approximately $47.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $6.0 million to intangible assets, representing the fair value of acquired software which is being amortized over its expected useful life. The purchase accounting associated with these acquisitions is preliminary, subject to determination of working capital adjustments, tax attributes and a final valuation of intangibles related to the acquisition of DRIVIN and certain opening balance sheet fair value adjustments for DAS. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $35.6 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results of operations for the six months ended June 30, 2017.

In April 2017, KAR purchased all of the stock of CarCo Technologies, Inc. (“DRIVIN”). DRIVIN aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

In May 2017, the Company acquired Dependable Auto Shippers ("DAS"). DAS provides vehicle transportation services for corporate and personal vehicle transportation needs.

The purchased assets included accounts receivable, software, and inventory. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. Since December 31, 2016, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
In May 2017, we amended our Credit Agreement which resulted in a decrease in interest rates on our credit facilities. In May 2017, we also issued $950 million of 5.125% senior notes due June 1, 2025. As a result of these refinancing activities, our annualized cash interest payments are generally neutral, but the maturity of $950 million of the debt was extended to 2025. In addition, the refinancing activities increased our outstanding debt by approximately $214 million since December 31, 2016.

•
In July 2017, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $1.0 million and $1.5 million of Term Loan B-4 and Term Loan B-5, respectively.

•
Operating lease obligations change in the ordinary course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 7 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2016, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC").
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
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $0.9 million and $0.2 million for the three and six months ended June 30, 2017, respectively. A 1% change in the average Canadian exchange rate for the three and six months ended June 30, 2017 would have impacted net income by approximately $0.3 million and $0.5 million, respectively. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
In March 2017, we entered into two interest rate caps with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 2.0%. The interest rate cap agreements each had an effective date of March 31, 2017 and each matures on March 31, 2019. We paid an aggregate amount of approximately $0.7 million for the caps in April 2017.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2017 would have resulted in an increase in interest expense of approximately $4.7 million and $10.0 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—		—	$419.6
May 1 - May 31	—		—	419.6
June 1 - June 30	—		—	419.6
Total	—		—

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

KAR Auction Services, Inc.
(Registrant)

Date:	August 9, 2017	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1a		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto	8-K	001-34568	2.1	2/18/2016

2.1b
First Amendment to Asset Purchase Agreement, dated as of April 1, 2016, to that certain Asset Purchase Agreement dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto
			10-Q	001-34568	2.1b	5/4/2016

2.2		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Auto Auctions and the other parties thereto	8-K	001-34568	2.2	2/18/2016

2.3		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., West Coast Auto Auctions, Inc., Brasher’s Cascade Auto Auction, Inc., Brasher’s Northwest Auto Auction, Inc., Brasher’s Sacramento Auto Auction, Inc., Brasher’s Fresno Auto Auction, Inc. and the other parties thereto	8-K	001-34568	2.3	2/18/2016

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5	*	Employment Agreement, dated April 13, 2015, between KAR Auction Services, Inc. and Stephane St-Hilaire	10-Q	001-34568	10.7	5/6/2015

10.6	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.7	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.8	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.10	2/18/2016

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9a	2/24/2017

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9b	2/24/2017

10.10	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Annual Incentive Program (2014)	10-K	333-148847	10.29	3/11/2009

10.11	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.12	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^	Seventh Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/24/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

10.16b
Amending Agreement No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated January 30, 2017, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
			10-Q	001-34568	10.16b	5/10/2017

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.35	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.36	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.37	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	*	Form of 2017 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X
_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.