Form 10-Q
period 2017-09-30
KAR Auction Services, Inc.
filed 2017-11-01
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2017, 135,264,903 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues
ADESA Auction Services	$477.1	$457.4	$1,464.3	$1,323.0
IAA Salvage Services	287.7	261.0	883.8	795.4
AFC	78.2	71.2	219.5	218.0
Total operating revenues	843.0	789.6	2,567.6	2,336.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	479.2	459.5	1,462.1	1,339.1
Selling, general and administrative	155.7	146.3	467.7	434.3
Depreciation and amortization	66.2	60.5	195.2	175.9
Total operating expenses	701.1	666.3	2,125.0	1,949.3
Operating profit	141.9	123.3	442.6	387.1
Interest expense	41.5	36.3	121.9	100.8
Other (income) expense, net	(0.1)	0.8	(1.7)	(0.8)
Loss on extinguishment of debt	—	—	27.5	4.0
Income before income taxes	100.5	86.2	294.9	283.1
Income taxes	37.7	31.8	105.7	106.2
Net income	$62.8	$54.4	$189.2	$176.9
Net income per share
Basic	$0.46	$0.39	$1.38	$1.29
Diluted	$0.46	$0.39	$1.37	$1.27
Dividends declared per common share	$0.32	$0.29	$0.96	$0.87

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$62.8	$54.4	$189.2	$176.9
Other comprehensive income (loss)
Foreign currency translation gain (loss)	12.7	(4.7)	26.4	(0.4)
Comprehensive income	$75.5	$49.7	$215.6	$176.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$432.1	$201.8
Restricted cash	18.6	17.9
Trade receivables, net of allowances of $10.5 and $13.0	761.9	682.9
Finance receivables, net of allowances of $12.8 and $12.0	1,796.4	1,780.2
Other current assets	165.1	158.4
Total current assets	3,174.1	2,841.2
Other assets
Goodwill	2,096.8	2,057.0
Customer relationships, net of accumulated amortization of $783.3 and $707.8	395.9	461.0
Other intangible assets, net of accumulated amortization of $322.1 and $301.6	325.7	320.1
Other assets	42.6	35.8
Total other assets	2,861.0	2,873.9
Property and equipment, net of accumulated depreciation of $728.9 and $655.6	870.5	842.5
Total assets	$6,905.6	$6,557.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$754.6	$648.5
Accrued employee benefits and compensation expenses	94.4	100.7
Accrued interest	18.5	2.2
Other accrued expenses	155.3	149.4
Income taxes payable	5.4	5.0
Dividends payable	43.3	43.7
Obligations collateralized by finance receivables	1,259.3	1,280.3
Current maturities of long-term debt	16.8	105.2
Total current liabilities	2,347.6	2,335.0
Non-current liabilities
Long-term debt	2,671.0	2,365.1
Deferred income tax liabilities	296.2	291.7
Other liabilities	188.1	168.5
Total non-current liabilities	3,155.3	2,825.3
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2017: 135,261,553
December 31, 2016: 136,639,217	1.4	1.4
Additional paid-in capital	1,292.9	1,371.1
Retained earnings	131.3	74.1
Accumulated other comprehensive loss	(22.9)	(49.3)
Total stockholders' equity	1,402.7	1,397.3
Total liabilities and stockholders' equity	$6,905.6	$6,557.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	136.6	$1.4	$1,371.1	$74.1	$(49.3)	$1,397.3
Net income				189.2		189.2
Other comprehensive income					26.4	26.4
Issuance of common stock under stock plans	1.0		9.8			9.8
Surrender of RSUs for taxes	(0.1)		(5.7)			(5.7)
Repurchase and retirement of common stock	(2.2)		(100.0)			(100.0)
Stock-based compensation expense			16.8			16.8
Dividends earned under stock plans			0.9	(0.9)		—
Cash dividends declared to stockholders ($0.96 per share)				(131.1)		(131.1)
Balance at September 30, 2017	135.3	$1.4	$1,292.9	$131.3	$(22.9)	$1,402.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$189.2	$176.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195.2	175.9
Provision for credit losses	30.8	23.5
Deferred income taxes	7.9	(11.8)
Amortization of debt issuance costs	7.8	6.5
Stock-based compensation	16.8	14.2
(Gain) loss on disposal of fixed assets	(0.5)	0.1
Loss on extinguishment of debt	27.5	4.0
Other non-cash, net	7.4	6.4
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(91.7)	(178.5)
Accounts payable and accrued expenses	97.5	73.7
Net cash provided by operating activities	487.9	290.9
Investing activities
Net increase in finance receivables held for investment	(38.5)	(158.7)
Acquisition of businesses (net of cash acquired)	(47.0)	(354.5)
Purchases of property, equipment and computer software	(110.1)	(118.5)
Advance to equity method investee	(5.0)	—
Proceeds from the sale of property and equipment	0.3	—
(Increase) decrease in restricted cash	(0.7)	0.8
Net cash used by investing activities	(201.0)	(630.9)
Financing activities
Net increase in book overdrafts	31.7	29.6
Net decrease in borrowings from lines of credit	(80.5)	(140.0)
Net (decrease) increase in obligations collateralized by finance receivables	(33.0)	78.8
Proceeds from long-term debt	2,717.0	1,336.5
Payments for debt issuance costs/amendments	(22.6)	(19.5)
Payments on long-term debt	(2,427.9)	(654.4)
Payments on capital leases	(21.7)	(18.8)
Payments of contingent consideration and deferred acquisition costs	(7.0)	(3.6)
Initial net investment for interest rate caps	(1.7)	—
Issuance of common stock under stock plans	9.8	14.8
Tax withholding payments for vested RSUs	(5.7)	(1.0)
Repurchase and retirement of common stock	(100.0)	—
Dividends paid to stockholders	(131.5)	(117.0)
Net cash (used by) provided by financing activities	(73.1)	505.4
Effect of exchange rate changes on cash	16.5	2.7
Net increase in cash and cash equivalents	230.3	168.1
Cash and cash equivalents at beginning of period	201.8	155.0
Cash and cash equivalents at end of period	$432.1	$323.1
Cash paid for interest	$95.6	$91.0
Cash paid for taxes, net of refunds	$91.8	$99.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
September 30, 2017 (Unaudited)
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

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at September 30, 2017);

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"); and

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries.
Business and Nature of Operations
As of September 30, 2017, we have a North American network of 75 ADESA whole car auction sites and 174 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
September 30, 2017 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 128 locations throughout the United States and Canada as of September 30, 2017. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev (partially owned by ADESA as of September 30, 2017), other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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

We adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. As a result of the adoption, the Company elected to recognize the impact of forfeitures as they occur. In addition, the Company now recognizes excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense. As a result, on a prospective basis, we recognized $1.3 million and $6.3 million of excess tax benefits from stock-based compensation as a discrete item in our income tax expense for the three and nine months ended September 30, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital. We have also retrospectively applied ASU 2016-09 to our consolidated statements of cash flows for the nine months ended September 30, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $7.1 million from cash flows provided by financing activities to cash flows provided by operating activities.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

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

The aggregate purchase price for the businesses acquired in the first nine months of 2017, net of cash acquired, was approximately $47.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $6.1 million to intangible assets, representing the fair value of acquired software which is being amortized over its expected useful life. The purchase accounting associated with the DRIVIN acquisition is preliminary, subject to determination of tax attributes. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $35.5 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results of operations for the nine months ended September 30, 2017.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PRSUs	$3.1	$2.5	$8.7	$8.2
RSUs	2.4	1.4	6.9	4.4
Service options	0.3	0.5	1.2	1.6
Total stock-based compensation expense	$5.8	$4.4	$16.8	$14.2

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

PRSUs and RSUs
In the first nine months of 2017, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year operating adjusted earnings per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $44.43 per share and $44.02 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. During the three months ended September 30, 2017, we repurchased and retired a total of 2,249,489 shares of common stock in the open market at a weighted average price of $44.45 per share under the October 2016 authorization. In 2016, we repurchased and retired a total of 1,931,200 shares of common stock in the open market at a weighted average price of $41.61 per share under the October 2016 authorization.
Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$62.8	$54.4	$189.2	$176.9
Weighted average common shares outstanding	136.4	138.0	136.8	137.6
Effect of dilutive stock options and restricted stock awards	1.3	1.7	1.5	1.8
Weighted average common shares outstanding and potential common shares	137.7	139.7	138.3	139.4
Net income per share
Basic	$0.46	$0.39	$1.38	$1.29
Diluted	$0.46	$0.39	$1.37	$1.27
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the three or nine months ended September 30, 2017 and 2016. In addition, approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended September 30, 2017 and 2016, and approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2017 and 2016. Total options outstanding at September 30, 2017 and 2016 were 2.0 million and 2.9 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

Note 5—Equity Method Investment
At September 30, 2017, ADESA owned a 50% interest in Nth Gen Software Inc. ("TradeRev") and its online vehicle remarketing system. TradeRev is an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time from their mobile devices or desktop. In addition, ADESA also entered into a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets.

In the first quarter of 2017, TradeRev signed a promissory note with ADESA. The promissory note created a line of credit for term loans up to $15 million, with a minimum of $5 million to be drawn at a time. At September 30, 2017, there was $5 million outstanding on the promissory note and the initial maturity date is January 5, 2020. This amount is recorded in “Other assets” on the consolidated balance sheet.

At September 30, 2017, the Company accounted for TradeRev as an equity method investment because we had the ability to exercise significant influence over operating and financial policies but did not have a controlling financial interest. At September 30, 2017, the carrying amount of the investment was $18.5 million. The Company’s share in the net losses of TradeRev for the three months ended September 30, 2017 and 2016 was $1.6 million and $1.1 million, respectively, and the Company’s share in the net losses of TradeRev for the nine months ended September 30, 2017 and 2016 was $4.3 million and $2.7 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.

Subsequent Event
In October 2017, we acquired the remaining interest in TradeRev for $50 million in cash, $15 million over the next four years contingent on certain terms and $60 million over the next four years contingent on TradeRev performance. TradeRev brings mobile and digital technology to KAR’s portfolio of whole car and salvage auctions, floorplan financing solutions, and other ancillary and related services. KAR plans to further integrate those capabilities into TradeRev to expand its digital business and strengthen its share in the dealer-to-dealer market. The purchase accounting related to this acquisition is incomplete. Financial results for TradeRev will be included in our consolidated financial statements beginning in the fourth quarter of 2017.
Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at September 30, 2017.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 31, 2020. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at September 30, 2017. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2017		Net Credit Losses Three Months Ended September 30, 2017	Net Credit Losses Nine Months Ended September 30, 2017
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,797.9	$8.0	$4.7	$26.8
Other loans	11.3	—	—	—
Total receivables managed	$1,809.2	$8.0	$4.7	$26.8

	December 31, 2016		Net Credit Losses Three Months Ended September 30, 2016	Net Credit Losses Nine Months Ended September 30, 2016
	Principal Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,781.1	$12.0	$7.7	$18.3
Other loans	11.1	—	—	—
Total receivables managed	$1,792.2	$12.0	$7.7	$18.3
AFC's allowance for losses was $12.8 million and $12.0 million at September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, $1,788.2 million and $1,774.8 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	September 30, 2017	December 31, 2016
Obligations collateralized by finance receivables, gross	$1,274.2	$1,300.0
Unamortized securitization issuance costs	(14.9)	(19.7)
Obligations collateralized by finance receivables	$1,259.3	$1,280.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2017, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

Note 7—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate *		Maturity	September 30, 2017	December 31, 2016
Term Loan B-2	Adjusted LIBOR	+ 3.1875%	March 11, 2021	$—	$1,082.7
Term Loan B-3	Adjusted LIBOR	+ 3.50%	March 9, 2023	—	1,339.9
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	714.9	—
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,046.8	—
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	80.5
Senior notes		5.125%	June 1, 2025	950.0	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,711.7	2,503.1
Unamortized debt issuance costs/discounts				(23.9)	(32.8)
Current portion of long-term debt				(16.8)	(105.2)
Long-term debt				$2,671.0	$2,365.1
* The interest rates presented in the table above represent the rates in place at September 30, 2017.
On May 31, 2017, the Company used proceeds from the issuance of $950 million senior notes and proceeds from the issuance of $1,767 million in the aggregate of Term Loan B-4 and Term Loan B-5 to repay Term Loan B-2 and Term Loan B-3 in full and to repay the outstanding balance on the revolving credit facility.
Credit Facility
On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing tranche B-2 term loans ("Term Loan B-2") remaining after the repayment with new tranche B-4 term loans in an aggregate principal amount of $717 million ("Term Loan B-4"), (ii) the refinancing and repricing of existing tranche B-3 term loans ("Term Loan B-3") remaining after the repayment with new tranche B-5 term loans in an aggregate principal amount of $1.05 billion ("Term Loan B-5") and (iii) a $350 million senior secured revolving credit facility (the "revolving credit facility"). A portion of the proceeds received from the issuance of the senior notes was used to repay a portion of Term Loan B-2 and Term Loan B-3, as well as the outstanding balance on the revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.8 million of debt issuance costs in connection with the Second Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $90 million is available for swing line loans.
Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments commenced on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.2 million and $3.2 million of Term Loan B-4 and Term Loan B-5, respectively, for the nine months ended September 30, 2017. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at September 30, 2017.
As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 3.63% and 3.88% at September 30, 2017, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On September 30, 2017, there were no borrowings on the revolving credit facility and $80.5 million was drawn at December 31, 2016. In addition, we had related outstanding letters of credit in the aggregate amount of $35.9 million and $29.7 million at September 30, 2017 and December 31, 2016, respectively, which reduce the amount available for borrowings under the revolving credit facility.
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
Fair Value of Debt

As of September 30, 2017, the estimated fair value of our long-term debt amounted to $2,757.5 million. The estimates of fair value were based on broker-dealer quotes for our debt as of September 30, 2017. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

•
In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each mature on September 30, 2019. We paid an aggregate amount of approximately $1.0 million for the caps in August 2017.

•
In March 2017, we entered into two interest rate caps with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

2.0%. The interest rate cap agreements each had an effective date of March 31, 2017 and each mature on March 31, 2019. We paid an aggregate amount of approximately $0.7 million for the caps in April 2017.

•
In August 2015, we purchased three interest rate caps for an aggregate amount of approximately $1.5 million with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR (i) exceeded 2.0% between August 19, 2015 (the effective date) and September 29, 2016 and (ii) exceeded 1.75% between September 30, 2016 and August 19, 2017 (the maturity date).

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

Asset Derivatives
	September 30, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$1.4	Other assets	N/A
2015 Interest rate caps	Other assets	N/A	Other assets	$—
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
2017 Interest rate caps	Interest expense	$0.1	N/A	$(0.4)	N/A
2015 Interest rate caps	Interest expense	—	$—	—	$(0.7)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

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
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Foreign currency translation loss	$(23.0)	$(49.4)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(22.9)	$(49.3)
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$477.1	$287.7	$78.2	$—	$843.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	272.6	184.8	21.8	—	479.2
Selling, general and administrative	87.6	26.5	7.2	34.4	155.7
Depreciation and amortization	28.5	23.1	7.9	6.7	66.2
Total operating expenses	388.7	234.4	36.9	41.1	701.1
Operating profit (loss)	88.4	53.3	41.3	(41.1)	141.9
Interest expense	0.2	—	11.0	30.3	41.5
Other (income) expense, net	0.2	(0.1)	(0.1)	(0.1)	(0.1)
Intercompany expense (income)	11.4	9.5	(1.6)	(19.3)	—
Income (loss) before income taxes	76.6	43.9	32.0	(52.0)	100.5
Income taxes	29.6	15.9	11.6	(19.4)	37.7
Net income (loss)	$47.0	$28.0	$20.4	$(32.6)	$62.8
Total assets	$3,214.0	$1,396.2	$2,206.2	$89.2	$6,905.6
Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$457.4	$261.0	$71.2	$—	$789.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	269.5	168.5	21.5	—	459.5
Selling, general and administrative	80.6	26.7	7.1	31.9	146.3
Depreciation and amortization	25.3	21.9	7.8	5.5	60.5
Total operating expenses	375.4	217.1	36.4	37.4	666.3
Operating profit (loss)	82.0	43.9	34.8	(37.4)	123.3
Interest expense	—	—	8.7	27.6	36.3
Other (income) expense, net	0.5	—	—	0.3	0.8
Intercompany expense (income)	11.7	9.4	(8.7)	(12.4)	—
Income (loss) before income taxes	69.8	34.5	34.8	(52.9)	86.2
Income taxes	26.3	12.5	13.2	(20.2)	31.8
Net income (loss)	$43.5	$22.0	$21.6	$(32.7)	$54.4
Total assets	$2,981.5	$1,312.0	$2,205.6	$87.3	$6,586.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2017 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,464.3	$883.8	$219.5	$—	$2,567.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	842.2	555.4	64.5	—	1,462.1
Selling, general and administrative	260.1	79.9	22.4	105.3	467.7
Depreciation and amortization	82.5	69.2	23.5	20.0	195.2
Total operating expenses	1,184.8	704.5	110.4	125.3	2,125.0
Operating profit (loss)	279.5	179.3	109.1	(125.3)	442.6
Interest expense	0.5	—	31.8	89.6	121.9
Other (income) expense, net	(0.1)	(1.0)	(0.1)	(0.5)	(1.7)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Intercompany expense (income)	34.7	28.3	(20.1)	(42.9)	—
Income (loss) before income taxes	244.4	152.0	97.5	(199.0)	294.9
Income taxes	92.4	54.5	35.9	(77.1)	105.7
Net income (loss)	$152.0	$97.5	$61.6	$(121.9)	$189.2
Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2016 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,323.0	$795.4	$218.0	$—	$2,336.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	767.1	509.3	62.7	—	1,339.1
Selling, general and administrative	237.8	78.9	21.9	95.7	434.3
Depreciation and amortization	72.6	64.4	23.4	15.5	175.9
Total operating expenses	1,077.5	652.6	108.0	111.2	1,949.3
Operating profit (loss)	245.5	142.8	110.0	(111.2)	387.1
Interest expense	0.2	—	24.7	75.9	100.8
Other (income) expense, net	(0.6)	(0.4)	—	0.2	(0.8)
Loss on extinguishment of debt	—	—	—	4.0	4.0
Intercompany expense (income)	40.2	28.6	(25.1)	(43.7)	—
Income (loss) before income taxes	205.7	114.6	110.4	(147.6)	283.1
Income taxes	76.7	42.5	41.8	(54.8)	106.2
Net income (loss)	$129.0	$72.1	$68.6	$(92.8)	$176.9

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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 75 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by Openlane technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 174 salvage vehicle auction sites in the United States and Canada at September 30, 2017. IAA also includes HBC, which operates from 11 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2017, AFC conducted business at 128 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 9.2 million, 9.9 million and 10.6 million in 2014, 2015 and 2016, respectively. We expect that used vehicle auction volumes in North America, including online only volumes, will be over 10.6 million units in 2017, 2018 and 2019. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's 2016 Annual Review and management estimates. A primary driver of the anticipated improvement is more off-lease and repossessed vehicles entering the market through 2019.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 17% in 2016, 16% in 2015 and 14% in 2014. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult. We believe that salvage auction industry volumes will grow 5% to 7% annually through 2019.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For example, the average price per ton of crushed auto bodies in North America decreased from $312 in December 2013 to $198 in December 2014 to $115 in December 2015, before rebounding to $136 in December 2016. This reduction in the price of crushed auto bodies has had an adverse impact on the value of salvage vehicles being sold in the salvage auction industry and resulted in reduced revenue per vehicle sold and gross profit. In the first nine months of 2017, the price per ton of crushed auto bodies in North America has ranged from $156 to $188 and finished September 2017 at $172, as compared to $183 at September 30, 2016.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2017	2016
Revenues
ADESA	$477.1	$457.4
IAA	287.7	261.0
AFC	78.2	71.2
Total revenues	843.0	789.6
Cost of services*	479.2	459.5
Gross profit*	363.8	330.1
Selling, general and administrative	155.7	146.3
Depreciation and amortization	66.2	60.5
Operating profit	141.9	123.3
Interest expense	41.5	36.3
Other (income) expense, net	(0.1)	0.8
Income before income taxes	100.5	86.2
Income taxes	37.7	31.8
Net income	$62.8	$54.4
Net income per share
Basic	$0.46	$0.39
Diluted	$0.46	$0.39

* Exclusive of depreciation and amortization
Overview
For the three months ended September 30, 2017, we had revenue of $843.0 million compared with revenue of $789.6 million for the three months ended September 30, 2016, an increase of 7%. Businesses acquired in the last 12 months accounted for an increase in revenue of $12.9 million. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.7 million, or 9%, to $66.2 million for the three months ended September 30, 2017, compared with $60.5 million for the three months ended September 30, 2016. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2016 and 2017.
Interest Expense
Interest expense increased $5.2 million, or 14%, to $41.5 million for the three months ended September 30, 2017, compared with $36.3 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in interest expense at AFC of $2.3 million, which resulted from an increase in interest rates for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. In addition, interest expense increased as a result of an increase of approximately $277 million in the average outstanding balance of corporate debt for the three months ended September 30, 2017 compared with the three months ended September 30, 2016, as well as an increase in the weighted average interest rate for the same period of approximately 0.10%.

Income Taxes
We had an effective tax rate of 37.5% for the three months ended September 30, 2017, compared with an effective tax rate of 36.9% for the three months ended September 30, 2016. As a result of the adoption of ASU 2016-09 in the first quarter of 2017, we recognized $1.3 million of excess tax benefits from employee stock-based compensation as a discrete item in our income tax expense for the three months ended September 30, 2017.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended September 30, 2017, fluctuations in the Canadian exchange rate increased revenue by $3.9 million, operating profit by $1.4 million, net income by $0.8 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended September 30,
(Dollars in millions except per vehicle amounts)	2017	2016
ADESA revenue	$477.1	$457.4
Cost of services*	272.6	269.5
Gross profit*	204.5	187.9
Selling, general and administrative	87.6	80.6
Depreciation and amortization	28.5	25.3
Operating profit	$88.4	$82.0
Vehicles sold	788,000	732,000
Physical auction vehicles sold	547,000	552,000
Online only vehicles sold	241,000	180,000
Dealer consignment mix at physical auctions	47%	50%
Conversion rate at North American physical auctions	61.3%	57.2%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$781	$758
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$112	$108

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $19.7 million, or 4%, to $477.1 million for the three months ended September 30, 2017, compared with $457.4 million for the three months ended September 30, 2016. The increase in revenue was primarily a result of an 8% increase in the number of vehicles sold (5% increase excluding acquisitions), partially offset by a 3% decrease in average revenue per vehicle sold as the mix of vehicles sold online increased as compared to the number of vehicles sold at physical auction. Businesses acquired in the last 12 months accounted for an increase in revenue of $12.9 million. Revenue increased $2.8 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to a 16% increase in institutional volume (15% increase excluding acquisitions), including vehicles sold on our online only platform, partially offset by a 6% decrease in dealer consignment units sold (9% decrease excluding acquisitions) for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Online sales volume for ADESA represented approximately 45% of the total vehicles sold in the third quarter of 2017, compared with approximately 40% in the third quarter of 2016. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Upstream and midstream selling represent online only sales, which accounted for approximately 69% of ADESA's online sales volume. ADESA sold approximately 241,000 and 180,000 vehicles through its online only offerings in the third quarter of 2017 and 2016, respectively, of which approximately 120,000 and 101,000 represented vehicle sales to grounding dealers in the third quarter of 2017 and 2016, respectively. For the three months ended September 30, 2017, dealer consignment vehicles represented approximately 47% of used vehicles sold at ADESA physical auction locations, compared with approximately 50% for the three months ended September 30, 2016. Vehicles sold at physical auction locations decreased 1% (4% decrease excluding acquisitions) in the third quarter of 2017, compared with the third quarter of 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 61.3% for the three months ended September 30, 2017, compared with 57.2% for the three months ended September 30, 2016.
Physical auction revenue per vehicle sold increased $23, or 3%, to $781 for the three months ended September 30, 2017, compared with $758 for the three months ended September 30, 2016. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices, revenue from certain businesses acquired and an increase in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $1 to $128 for the three months ended September 30, 2017, compared with $127 for the three months ended September 30, 2016. The increase in online only auction revenue per vehicle sold was attributable to fluctuations in the Canadian exchange rate. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle sold increased to $112 from $108 for the three months ended September 30, 2017 and 2016, respectively.
Gross Profit
For the three months ended September 30, 2017, gross profit for ADESA increased $16.6 million, or 9%, to $204.5 million, compared with $187.9 million for the three months ended September 30, 2016. Gross profit for ADESA was 42.9% of revenue for the three months ended September 30, 2017, compared with 41.1% of revenue for the three months ended September 30, 2016. The increase in gross profit percentage was mainly attributable to the increase in online only volume and reduction in physical auction volumes. Online only sales have a higher gross profit percentage than physical auction sales.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $7.0 million, or 9%, to $87.6 million for the three months ended September 30, 2017, compared with $80.6 million for the three months ended September 30, 2016, primarily due to increases in selling, general and administrative expenses associated with acquired businesses of $3.6 million, non-income based taxes of $0.8 million, stock-based compensation expense of $0.8 million, compensation expense of $0.6 million, fluctuations in the Canadian exchange rate of $0.5 million and other expenses aggregating $1.6 million, partially offset by a decrease in marketing expenses of $0.9 million.
IAA Results

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
IAA revenue	$287.7	$261.0
Cost of services*	184.8	168.5
Gross profit*	102.9	92.5
Selling, general and administrative	26.5	26.7
Depreciation and amortization	23.1	21.9
Operating profit	$53.3	$43.9
Vehicles sold	562,000	516,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $26.7 million, or 10%, to $287.7 million for the three months ended September 30, 2017, compared with $261.0 million for the three months ended September 30, 2016. The increase in revenue was a result of an increase in vehicles sold of approximately 9% for the three months ended September 30, 2017 and an increase in revenue of $0.8 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $5.0 million from HBC and a decrease in revenue of $0.1 million due to fluctuations in the U.K. exchange rate. Revenue per vehicle sold increased 1% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. IAA's North American same-store total loss vehicle inventory increased approximately 12% (3% increase excluding catastrophe vehicles) at

September 30, 2017, as compared to September 30, 2016. Vehicles sold under purchase agreements were approximately 5% and 7% of total salvage vehicles sold for the three months ended September 30, 2017 and 2016, respectively. Online sales volumes for IAA for the three months ended September 30, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended September 30, 2017, gross profit at IAA increased to $102.9 million, or 35.8% of revenue, compared with $92.5 million, or 35.4% of revenue, for the three months ended September 30, 2016. The increase in gross profit was mainly attributable to a 10% increase in revenue, partially offset by an 10% increase in cost of services, which included costs associated with purchase contract vehicles, Hurricanes Harvey and Irma and volume growth.
Excluding HBC, IAA's gross profit margin was 36.3% and 36.6% for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, HBC had revenue of approximately $7.3 million and $12.3 million, respectively, and cost of services of approximately $6.3 million and $10.8 million, respectively, as the majority of HBC's vehicles are sold under purchase contracts.
IAA incurred approximately $4.3 million in extra costs, net of revenue, in the third quarter of 2017 related to catastrophic events in Texas and Florida. Excluding these extra costs (and HBC as noted above), IAA's gross profit margin was 37.9% for the three months ended September 30, 2017. IAA incurred significant costs in Texas and Florida in response to Hurricanes Harvey and Irma. Costs were incurred for real estate, security, lot operations and related support. These costs were incurred in advance of revenue, which will be realized in subsequent quarters as the total loss vehicles are sold. IAA expects to recover the excess costs incurred in the third quarter of 2017 as vehicles are sold in the fourth quarter of 2017 and first quarter of 2018.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $0.2 million, or 1%, to $26.5 million for the three months ended September 30, 2017, compared with $26.7 million for the three months ended September 30, 2016. The decrease in selling, general and administrative expenses was primarily attributable to decreases in employee related and marketing expenses in the aggregate of $0.9 million, professional fees of $0.4 million and other expenses aggregating $0.9 million, partially offset by increases in compensation expense of $1.0 million, incentive-based compensation expense of $0.6 million and stock-based compensation expense of $0.4 million.
AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2017	2016
AFC revenue
Interest and fee income	$71.8	$68.4
Other revenue	3.0	2.7
Provision for credit losses	(5.0)	(8.0)
Other service revenue	8.4	8.1
Total AFC revenue	78.2	71.2
Cost of services*	21.8	21.5
Gross profit*	56.4	49.7
Selling, general and administrative	7.2	7.1
Depreciation and amortization	7.9	7.8
Operating profit	$41.3	$34.8
Loan transactions	402,000	426,000
Revenue per loan transaction, excluding "Other service revenue"	$174	$148

* Exclusive of depreciation and amortization

Revenue
For the three months ended September 30, 2017, AFC revenue increased $7.0 million, or 10%, to $78.2 million, compared with $71.2 million for the three months ended September 30, 2016. The increase in revenue was the result of a decrease in the provision for credit losses to 1.1% of the average managed receivables for the three months ended September 30, 2017 and a 4% increase in "Other service revenue" generated by PWI. In addition, managed receivables increased to $1,809.2 million at September 30, 2017 from $1,785.4 million at September 30, 2016.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $26, or 18%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $7 for the three months ended September 30, 2017. The remaining $19 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.1% from 1.8% of the average managed receivables for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The provision for credit losses is expected to be approximately 1.75% to 2.25% of the average managed receivables balance for 2017. For 2017, the provision for credit losses was above the stated range for the first half of the year, with continued improvement expected in the second half of the year.
Gross Profit
For the three months ended September 30, 2017, gross profit for the AFC segment increased $6.7 million, or 13%, to $56.4 million, or 72.1% of revenue, compared with $49.7 million, or 69.8% of revenue, for the three months ended September 30, 2016, primarily as a result of a 10% increase in revenue, related to the decreased provision for credit losses, partially offset by a 1% increase in cost of services. The increase in cost of services was the result of increases in incentive based compensation expense of $0.4 million, collection costs of $0.3 million and other expenses aggregating $0.2 million, partially offset by decreases in PWI expenses of $0.6 million. The floorplan lending business gross profit margin percentage increased from 76.7% to 77.7%. The floorplan lending business excludes PWI.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.1 million, or 1%, to $7.2 million for the three months ended September 30, 2017, compared with $7.1 million for the three months ended September 30, 2016. Increases in compensation expense and stock-based compensation expense aggregating $0.4 million were partially offset by a decrease in other expenses aggregating $0.3 million.
Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2017	2016
Selling, general and administrative	$34.4	$31.9
Depreciation and amortization	6.7	5.5
Operating loss	$(41.1)	$(37.4)
Selling, General and Administrative
For the three months ended September 30, 2017, selling, general and administrative expenses at the holding company increased $2.5 million, or 8%, to $34.4 million, compared with $31.9 million for the three months ended September 30, 2016, primarily as a result of increases in compensation expense of $2.5 million, information technology costs of $1.7 million and medical expenses of $0.9 million, partially offset by decreases in professional fees of $2.1 million and other expenses aggregating $0.5 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.

Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2017	2016
Revenues
ADESA	$1,464.3	$1,323.0
IAA	883.8	795.4
AFC	219.5	218.0
Total revenues	2,567.6	2,336.4
Cost of services*	1,462.1	1,339.1
Gross profit*	1,105.5	997.3
Selling, general and administrative	467.7	434.3
Depreciation and amortization	195.2	175.9
Operating profit	442.6	387.1
Interest expense	121.9	100.8
Other income, net	(1.7)	(0.8)
Loss on extinguishment of debt	27.5	4.0
Income before income taxes	294.9	283.1
Income taxes	105.7	106.2
Net income	$189.2	$176.9
Net income per share
Basic	$1.38	$1.29
Diluted	$1.37	$1.27
* Exclusive of depreciation and amortization
Overview
For the nine months ended September 30, 2017, we had revenue of $2,567.6 million compared with revenue of $2,336.4 million for the nine months ended September 30, 2016, an increase of 10%. Businesses acquired accounted for an increase in revenue of $79.6 million. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $19.3 million, or 11%, to $195.2 million for the nine months ended September 30, 2017, compared with $175.9 million for the nine months ended September 30, 2016. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2016 and 2017.
Interest Expense
Interest expense increased $21.1 million, or 21%, to $121.9 million for the nine months ended September 30, 2017, compared with $100.8 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase of approximately $276 million in the average outstanding balance of corporate debt for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, as well as an increase in the weighted average interest rate for the same period of approximately 0.32%. In addition, there was an increase in interest expense at AFC of $7.1 million, which resulted from an increase in interest rates for the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016.
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
Income Taxes
We had an effective tax rate of 35.8% for the nine months ended September 30, 2017, compared with an effective tax rate of 37.5% for the nine months ended September 30, 2016. Our effective tax rate was lower for the first nine months of 2017 as compared with the first nine months of 2016, primarily as a result of the adoption of ASU 2016-09 in the first quarter of 2017. We recognized $6.3 million of excess tax benefits from employee stock-based compensation as a discrete item in our income tax expense for the nine months ended September 30, 2017.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the nine months ended September 30, 2017, fluctuations in the Canadian exchange rate increased revenue by $2.8 million, operating profit by $1.0 million, net income by $0.6 million and net income per diluted share by less than $0.01.
ADESA Results

	Nine Months Ended September 30,
(Dollars in millions except per vehicle amounts)	2017	2016
ADESA revenue	$1,464.3	$1,323.0
Cost of services*	842.2	767.1
Gross profit*	622.1	555.9
Selling, general and administrative	260.1	237.8
Depreciation and amortization	82.5	72.6
Operating profit	$279.5	$245.5
Vehicles sold	2,436,000	2,185,000
Physical auction vehicles sold	1,735,000	1,619,000
Online only vehicles sold	701,000	566,000
Dealer consignment mix at physical auctions	46%	48%
Conversion rate at North American physical auctions	61.4%	59.0%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$761	$746
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$109	$109

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $141.3 million, or 11%, to $1,464.3 million for the nine months ended September 30, 2017, compared with $1,323.0 million for the nine months ended September 30, 2016. The increase in revenue was primarily a result of an 11% increase in the number of vehicles sold (5% increase excluding acquisitions), partially offset by a 1% decrease in average revenue per vehicle sold as the mix of vehicles sold online increased as compared to the number of vehicles sold at physical auction. Businesses acquired accounted for an increase in revenue of $79.6 million. Revenue increased $2.1 million due to fluctuations in the Canadian exchange rate.
The increase in volume sold was primarily attributable to an 18% increase in institutional volume (13% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 1% increase in dealer consignment units sold (7% decrease excluding acquisitions) for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Online sales volume for ADESA represented approximately 44% of the total vehicles sold in the first nine months of 2017, compared with approximately 39% in the first nine months of 2016. Upstream and midstream selling represent online only sales, which accounted for approximately 66% of ADESA's online sales volume. ADESA sold approximately 701,000 and 566,000 vehicles through its online only offerings in the first nine months of 2017 and 2016, respectively, of which approximately 355,000 and 298,000 represented vehicle sales to grounding dealers in the first nine months of 2017 and 2016, respectively. For the nine months ended September 30, 2017, dealer consignment vehicles represented approximately 46% of used vehicles sold at ADESA physical auction locations, compared with approximately 48% for the nine months ended September 30, 2016. Vehicles sold at physical auction locations increased 7% (1% decrease excluding acquisitions) in the first nine months of 2017, compared with the first nine months of 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 61.4% for the nine months ended September 30, 2017, compared with 59.0% for the nine months ended September 30, 2016.
Physical auction revenue per vehicle sold increased $15, or 2%, to $761 for the nine months ended September 30, 2017, compared with $746 for the nine months ended September 30, 2016. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices and an increase in lower margin ancillary and other related services revenue, and an increase in physical auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $2 to $124 for the nine months ended September 30, 2017, compared with $122 for the nine months ended September 30, 2016. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle sold was $109 for the nine months ended September 30, 2017 and 2016.
Gross Profit
For the nine months ended September 30, 2017, gross profit for ADESA increased $66.2 million, or 12%, to $622.1 million, compared with $555.9 million for the nine months ended September 30, 2016. Gross profit for ADESA was 42.5% of revenue for the nine months ended September 30, 2017, compared with 42.0% of revenue for the nine months ended September 30, 2016. The increase in gross profit percentage was mainly attributable to the increased mix of online only volume. Online only sales have a higher gross profit percentage than physical auction sales.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $22.3 million, or 9%, to $260.1 million for the nine months ended September 30, 2017, compared with $237.8 million for the nine months ended September 30, 2016, primarily due to increases in selling, general and administrative expenses associated with acquired businesses of $16.8 million, compensation expense of $6.7 million, stock-based compensation expense of $1.7 million, information technology costs of $0.9 million, benefit-related expenses of $0.8 million, non-income based taxes of $0.7 million and other expenses aggregating $4.0 million, partially offset by decreases in incentive-based compensation expense of $5.6 million, marketing expenses of $1.7 million, professional fees of $1.1 million and bad debt expense of $0.9 million.
IAA Results

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
IAA revenue	$883.8	$795.4
Cost of services*	555.4	509.3
Gross profit*	328.4	286.1
Selling, general and administrative	79.9	78.9
Depreciation and amortization	69.2	64.4
Operating profit	$179.3	$142.8
Vehicles sold	1,733,000	1,573,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $88.4 million, or 11%, to $883.8 million for the nine months ended September 30, 2017, compared with $795.4 million for the nine months ended September 30, 2016. The increase in revenue was a result of an increase in vehicles sold of approximately 10% for the nine months ended September 30, 2017 and an increase in revenue of

$0.6 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $9.3 million from HBC and a decrease in revenue of $2.9 million due to fluctuations in the U.K. exchange rate. Revenue per vehicle sold increased 1% for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Vehicles sold under purchase agreements were approximately 5% and 7% of total salvage vehicles sold for the nine months ended September 30, 2017 and 2016, respectively. Online sales volumes for IAA for the nine months ended September 30, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the nine months ended September 30, 2017, gross profit at IAA increased to $328.4 million, or 37.2% of revenue, compared with $286.1 million, or 36.0% of revenue, for the nine months ended September 30, 2016. The increase in gross profit was mainly attributable to an 11% increase in revenue, partially offset by a 9% increase in cost of services, which included costs associated with purchase contract vehicles, Hurricanes Harvey and Irma and volume growth.
Excluding HBC, IAA's gross profit margin was 38.0% and 37.3% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, HBC had revenue of approximately $30.3 million and $39.6 million, respectively, and cost of services of approximately $26.1 million and $35.7 million, respectively, as the majority of HBC's vehicles are sold under purchase contracts.
IAA incurred approximately $4.3 million in extra costs, net of revenue, for the nine months ended September 30, 2017 related to catastrophic events in Texas and Florida. Excluding these extra costs (and HBC as noted above), IAA's gross profit margin was 38.5% for the nine months ended September 30, 2017. IAA incurred significant costs in Texas and Florida in response to Hurricanes Harvey and Irma. Costs were incurred for real estate, security, lot operations and related support. These costs were incurred in advance of revenue, which will be realized in subsequent quarters as the total loss vehicles are sold. IAA expects to recover the excess costs incurred in the third quarter of 2017 as vehicles are sold in the fourth quarter of 2017 and first quarter of 2018.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.0 million, or 1%, to $79.9 million for the nine months ended September 30, 2017, compared with $78.9 million for the nine months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $2.8 million, incentive-based compensation expense of $1.5 million and stock-based compensation expense of $0.8 million, partially offset by decreases in employee related and marketing expenses in the aggregate of $1.0 million, professional fees of $1.2 million, bad debt expense of $0.4 million, non-income based taxes of $0.4 million and other expenses aggregating $1.1 million.
AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2017	2016
AFC revenue
Interest and fee income	$213.1	$205.5
Other revenue	8.9	7.7
Provision for credit losses	(27.5)	(19.0)
Other service revenue	25.0	23.8
Total AFC revenue	219.5	218.0
Cost of services*	64.5	62.7
Gross profit*	155.0	155.3
Selling, general and administrative	22.4	21.9
Depreciation and amortization	23.5	23.4
Operating profit	$109.1	$110.0
Loan transactions	1,274,000	1,301,000
Revenue per loan transaction, excluding "Other service revenue"	$153	$149

* Exclusive of depreciation and amortization

Revenue
For the nine months ended September 30, 2017, AFC revenue increased $1.5 million, or 1%, to $219.5 million, compared with $218.0 million for the nine months ended September 30, 2016. The increase in revenue was the result of a 3% increase in revenue per loan transaction and a 5% increase in "Other service revenue" generated by PWI, partially offset by an increase in the provision for credit losses to 2.1% of the average managed receivables for the nine months ended September 30, 2017. In addition, managed receivables increased to $1,809.2 million at September 30, 2017 from $1,785.4 million at September 30, 2016.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $4, or 3%. The provision for credit losses, which is a reduction of revenue, resulted in a reduction of revenue per loan transaction of $7 for the nine months ended September 30, 2017. The remaining $11 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses increased to 2.1% from 1.5% of the average managed receivables for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The provision for credit losses is expected to be approximately 1.75% to 2.25% of the average managed receivables balance for 2017. For 2017, the provision for credit losses was above the stated range for the first half of the year, with continued improvement expected in the second half of the year.
Gross Profit
For the nine months ended September 30, 2017, gross profit for the AFC segment decreased $0.3 million, or less than 1%, to $155.0 million, or 70.6% of revenue, compared with $155.3 million, or 71.2% of revenue, for the nine months ended September 30, 2016, primarily as a result of a 3% increase in cost of services, partially offset by a 1% increase in revenue, which includes the increased provision for credit losses. The increase in cost of services was the result of increases in compensation expense of $1.0 million, lot checks of $0.9 million, collection costs of $0.6 million and other expenses aggregating $0.1 million, partially offset by decreases in PWI expenses of $0.8 million. The floorplan lending business gross profit margin percentage decreased from 78.0% to 76.7%. The floorplan lending business excludes PWI.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.5 million, or 2%, to $22.4 million for the nine months ended September 30, 2017, compared with $21.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to increases in compensation expense and stock-based compensation expense aggregating $1.1 million and other expenses aggregating $0.1 million, partially offset by a decrease in incentive-based compensation expense of $0.7 million.
Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Selling, general and administrative	$105.3	$95.7
Depreciation and amortization	20.0	15.5
Operating loss	$(125.3)	$(111.2)
Selling, General and Administrative
For the nine months ended September 30, 2017, selling, general and administrative expenses at the holding company increased $9.6 million, or 10%, to $105.3 million, compared with $95.7 million for the nine months ended September 30, 2016, primarily as a result of increases in compensation expense of $10.0 million and information technology costs of $3.9 million, partially offset by decreases in medical expenses of $1.9 million, professional fees of $0.8 million and other expenses aggregating $1.6 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2016
Cash and cash equivalents	$432.1	$201.8	$323.1
Restricted cash	18.6	17.9	15.4
Working capital	826.5	506.2	650.4
Amounts available under Credit Facility*	350.0	219.5	300.0
Cash flow from operations for the nine months ended	487.9		290.9

*
There were related outstanding letters of credit totaling approximately $35.9 million, $29.7 million, and $29.7 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $137.6 million of cash was held by our foreign subsidiaries at September 30, 2017. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, tax expense would need to be accrued at the U.S. statutory rate, net of any applicable foreign tax credits. Such foreign tax credits would substantially offset any U.S. taxes that would be due in the event cash held by our foreign subsidiaries was repatriated.
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
Credit Facilities
On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing tranche B-2 term loans ("Term Loan B-2") remaining after the repayment with new tranche B-4 term loans in an aggregate principal amount of $717 million ("Term Loan B-4"), (ii) the refinancing and repricing of existing tranche B-3 term loans ("Term Loan B-3") remaining after the repayment with new tranche B-5 term loans in an aggregate principal amount of $1.05 billion ("Term Loan B-5") and (iii) a $350 million senior secured revolving credit facility (the "revolving credit facility"). A portion of the proceeds received from the issuance of the senior notes was used to repay a portion of Term Loan B-2 and Term Loan B-3, as well as the outstanding balance on the revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.8 million of debt issuance costs in connection with the Second Amendment.

The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $90 million is available for swing line loans.
Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments commenced on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.2 million and $3.2 million of Term Loan B-4 and Term Loan B-5, respectively, for the nine months ended September 30, 2017. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 3.63% and 3.88% at September 30, 2017, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On September 30, 2017, $714.9 million was outstanding on Term Loan B-4, $1,046.8 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $35.9 million at September 30, 2017, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at September 30, 2017. However, there were related letters of credit outstanding totaling approximately C$1.0 million at September 30, 2017, which reduce credit available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended September 30, 2017 the ratio could not exceed 3.5 to 1.0. Our actual consolidated senior secured leverage ratio, including capital lease obligations of $44.6 million, was 2.05 to 1.0 at September 30, 2017, excluding pro forma Adjusted EBITDA for businesses acquired in the last twelve months.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at September 30, 2017.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at September 30, 2017.

We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at September 30, 2017. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,809.2 million and $1,792.2 million at September 30, 2017 and December 31, 2016, respectively. AFC's allowance for losses was $12.8 million and $12.0 million at September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, $1,788.2 million and $1,774.8 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,259.3 million and $1,280.3 million of obligations collateralized by finance receivables at September 30, 2017 and December 31, 2016, respectively. There were unamortized securitization issuance costs of approximately $14.9 million and $19.7 million at September 30, 2017 and December 31, 2016, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2017, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$47.0	$28.0	$20.4	$(32.6)	$62.8
Add back:
Income taxes	29.6	15.9	11.6	(19.4)	37.7
Interest expense, net of interest income	(0.4)	—	11.0	30.1	40.7
Depreciation and amortization	28.5	23.1	7.9	6.7	66.2
Intercompany interest	8.9	9.5	(1.6)	(16.8)	—
EBITDA	113.6	76.5	49.3	(32.0)	207.4
Intercompany charges	2.5	—	—	(2.5)	—
Non-cash stock-based compensation	1.9	1.0	0.7	2.5	6.1
Acquisition related costs	1.3	—	—	0.2	1.5
Securitization interest	—	—	(8.7)	—	(8.7)
Minority interest	1.6	—	—	—	1.6
Other	1.1	0.3	—	—	1.4
Total addbacks	8.4	1.3	(8.0)	0.2	1.9
Adjusted EBITDA	$122.0	$77.8	$41.3	$(31.8)	$209.3

	Three Months Ended September 30, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$43.5	$22.0	$21.6	$(32.7)	$54.4
Add back:
Income taxes	26.3	12.5	13.2	(20.2)	31.8
Interest expense, net of interest income	(0.2)	—	8.7	27.6	36.1
Depreciation and amortization	25.3	21.9	7.8	5.5	60.5
Intercompany interest	9.4	9.4	(8.7)	(10.1)	—
EBITDA	104.3	65.8	42.6	(29.9)	182.8
Intercompany charges	2.3	—	—	(2.3)	—
Non-cash stock-based compensation	1.1	0.6	0.5	2.5	4.7
Acquisition related costs	1.2	0.1	—	—	1.3
Securitization interest	—	—	(7.2)	—	(7.2)
Minority interest	1.1	—	—	—	1.1
(Gain)/Loss on asset sales	0.4	0.1	—	0.8	1.3
Other	1.2	(0.4)	—	—	0.8
Total addbacks	7.3	0.4	(6.7)	1.0	2.0
Adjusted EBITDA	$111.6	$66.2	$35.9	$(28.9)	$184.8

	Nine Months Ended September 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$152.0	$97.5	$61.6	$(121.9)	$189.2
Add back:
Income taxes	92.4	54.5	35.9	(77.1)	105.7
Interest expense, net of interest income	(0.4)	—	31.8	89.4	120.8
Depreciation and amortization	82.5	69.2	23.5	20.0	195.2
Intercompany interest	27.1	28.3	(20.1)	(35.3)	—
EBITDA	353.6	249.5	132.7	(124.9)	610.9
Intercompany charges	7.6	—	—	(7.6)	—
Non-cash stock-based compensation	5.1	2.8	1.8	7.8	17.5
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	3.8	—	—	1.3	5.1
Securitization interest	—	—	(25.0)	—	(25.0)
Minority interest	4.3	—	—	—	4.3
Other	3.2	(0.2)	0.1	—	3.1
Total addbacks	24.0	2.6	(23.1)	29.0	32.5
Adjusted EBITDA	$377.6	$252.1	$109.6	$(95.9)	$643.4

	Nine Months Ended September 30, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$129.0	$72.1	$68.6	$(92.8)	$176.9
Add back:
Income taxes	76.7	42.5	41.8	(54.8)	106.2
Interest expense, net of interest income	(0.1)	—	24.7	75.9	100.5
Depreciation and amortization	72.6	64.4	23.4	15.5	175.9
Intercompany interest	32.4	28.3	(25.1)	(35.6)	—
EBITDA	310.6	207.3	133.4	(91.8)	559.5
Intercompany charges	7.8	0.3	—	(8.1)	—
Non-cash stock-based compensation	3.4	1.9	1.4	8.4	15.1
Loss on extinguishment of debt	—	—	—	4.0	4.0
Acquisition related costs	3.6	0.2	0.1	3.3	7.2
Securitization interest	—	—	(20.3)	—	(20.3)
Minority interest	2.7	—	—	—	2.7
(Gain)/Loss on asset sales	1.1	0.2	—	0.8	2.1
Other	2.3	(1.2)	—	—	1.1
Total addbacks	20.9	1.4	(18.8)	8.4	11.9
Adjusted EBITDA	$331.5	$208.7	$114.6	$(83.4)	$571.4

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
Net income (loss)	$45.5	$69.2	$57.2	$62.8	$234.7
Add back:
Income taxes	26.7	34.1	33.9	37.7	132.4
Interest expense, net of interest income	37.9	40.2	39.9	40.7	158.7
Depreciation and amortization	64.7	64.5	64.5	66.2	259.9
EBITDA	174.8	208.0	195.5	207.4	785.7
Non-cash stock-based compensation	4.0	6.0	5.4	6.1	21.5
Loss on extinguishment of debt	1.4	—	27.5	—	28.9
Acquisition related costs	1.4	2.1	1.5	1.5	6.5
Securitization interest	(7.7)	(8.1)	(8.2)	(8.7)	(32.7)
Minority interest	1.1	1.7	1.0	1.6	5.4
(Gain)/Loss on asset sales	0.3	0.5	0.2	0.3	1.3
Other	1.2	0.4	0.6	1.1	3.3
Total addbacks	1.7	2.6	28.0	1.9	34.2
Adjusted EBITDA	$176.5	$210.6	$223.5	$209.3	$819.9

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Net cash provided by (used by):
Operating activities	$487.9	$290.9
Investing activities	(201.0)	(630.9)
Financing activities	(73.1)	505.4
Effect of exchange rate on cash	16.5	2.7
Net increase in cash and cash equivalents	$230.3	$168.1
Cash flow from operating activities was $487.9 million for the nine months ended September 30, 2017, compared with $290.9 million for the nine months ended September 30, 2016. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends and increased profitability adjusted for non-cash items.
Net cash used by investing activities was $201.0 million for the nine months ended September 30, 2017, compared with $630.9 million for the nine months ended September 30, 2016. The decrease in net cash used by investing activities was primarily attributable to:

•	a decrease in cash used for acquisitions of approximately $307.5 million; and

•	a decrease in the additional finance receivables held for investment of approximately $120.2 million.
Net cash used by financing activities was $73.1 million for the nine months ended September 30, 2017, compared with net cash provided by financing activities of $505.4 million for the nine months ended September 30, 2016. The decrease in net cash from financing activities was primarily attributable to:

•	a decrease in net cash received of $333.5 million from the refinancing and repayment activities in 2017 compared with 2016;

•	a decrease in the additional obligations collateralized by finance receivables of approximately $111.8 million;

•	common stock repurchases in 2017 of approximately $100.0 million; and

•	an increase in dividend payments of $14.5 million.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2017 and 2016 approximated $110.1 million and $118.5 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $150 million for fiscal year 2017, including approximately $8 million related to catastrophic events in Texas and Florida. Anticipated capital expenditures are primarily attributable to ongoing information system projects, improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.35 per share in 2018 using cash flow from operations, representing an annualized dividend of $1.40 per share. The following dividend information has been released for 2017:

•	On October 31, 2017, the Company announced a cash dividend of $0.35 per share that is payable on January 5, 2018 to stockholders of record at the close of business on December 20, 2017.

•	On August 8, 2017, the Company announced a cash dividend of $0.32 per share that was paid on October 3, 2017, to stockholders of record at the close of business on September 20, 2017.

•	On May 9, 2017, the Company announced a cash dividend of $0.32 per share that was paid on July 6, 2017, to stockholders of record at the close of business on June 21, 2017.

•	On February 21, 2017, the Company announced a cash dividend of $0.32 per share that was paid on April 4, 2017, to stockholders of record at the close of business on March 22, 2017.

•	On November 3, 2016, the Company announced a cash dividend of $0.32 per share that was paid on January 6, 2017, to stockholders of record at the close of business on December 21, 2016.
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
Acquisitions
The aggregate purchase price for the businesses acquired in the first nine months of 2017, net of cash acquired, was approximately $47.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $6.1 million to intangible assets, representing the fair value of acquired software which is being amortized over its expected useful life. The purchase accounting associated with the DRIVIN acquisition is preliminary, subject to determination of tax attributes. The Company does not expect adjustments to the purchase accounting will be material. The acquisitions resulted in aggregate goodwill of $35.5 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results of operations for the nine months ended September 30, 2017.

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
Recent Developments
KAR purchased a 50% stake in TradeRev in 2014 and acquired the remaining interest in October 2017 for $50 million in cash, $15 million over the next four years contingent on certain terms and $60 million over the next four years contingent on TradeRev performance. TradeRev brings mobile and digital technology to KAR’s portfolio of whole car and salvage auctions, floorplan financing solutions, and other ancillary and related services. KAR plans to further integrate those capabilities into TradeRev to expand its digital business and strengthen its share in the dealer-to-dealer market. The purchase accounting related to this acquisition is incomplete. Financial results for TradeRev will be included in our consolidated financial statements beginning in the fourth quarter of 2017.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. Since December 31, 2016, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
In May 2017, we amended our Credit Agreement which resulted in a decrease in interest rates on our credit facilities. In May 2017, we also issued $950 million of 5.125% senior notes due June 1, 2025. As a result of these refinancing activities, our annualized cash interest payments are generally neutral, but the maturity of $950 million of the debt was extended to 2025. In addition, as a result of the refinancing activities our outstanding debt was approximately $209 million higher at September 30, 2017 as compared to December 31, 2016.

•
In the first nine months of 2017, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $2.2 million and $3.2 million of Term Loan B-4 and Term Loan B-5, respectively.

•
Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

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
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation positively affected net income by approximately $0.8 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. A 1% change in the average Canadian exchange rate for the three and nine months ended September 30, 2017 would have impacted net income by approximately $0.3 million and $0.8 million, respectively. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each mature on September 30, 2019. We paid an aggregate amount of approximately $1.0 million for the caps in August 2017.
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
In August 2015, we purchased three interest rate caps for an aggregate amount of approximately $1.5 million with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR (i) exceeded 2.0% between August 19, 2015 (the effective date) and September 29, 2016 and (ii) exceeded 1.75% between September 30, 2016 and August 19, 2017 (the maturity date).
In April 2015, we purchased two interest rate caps for approximately $0.7 million with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 1.5%. The interest rate cap agreements cap three-month LIBOR at 1.5%, had an effective date of April 16, 2015 and matured on March 31, 2017.
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2017 would have resulted in an increase in interest expense of approximately $3.1 million and $13.1 million, respectively.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council are beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicates that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. More recently, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expects the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. EPA expects to initiate RD/RA negotiations with all PRPs beginning in early 2018. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
July 1 - July 31	—	$—	—	$419.6
August 1 - August 31	2,152,289	44.43	2,152,289	324.0
September 1 - September 30	97,200	44.91	97,200	319.6
Total	2,249,489	$44.45	2,249,489

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

KAR Auction Services, Inc.
(Registrant)

Date:	November 1, 2017	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1a		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto	8-K	001-34568	2.1	2/18/2016

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