Form 10-K
period 2017-12-31
KAR Auction Services, Inc.
filed 2018-02-21
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $5,739,253,210 at June 30, 2017.
As of February 15, 2018, 134,408,950 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2017.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev") and ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited"));

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

•
"Credit Facility" refers to the three-year senior secured term loan B-1 facility ("Term Loan B-1"), the seven-year senior secured term loan B-2 facility ("Term Loan B-2"), the seven-year senior secured term loan B-3 facility ("Term Loan B-3"), the senior secured term loan B-4 facility due March 11, 2021 ("Term Loan B-4"), the senior secured term loan B-5 facility due March 9, 2023 ("Term Loan B-5"), the $350 million, senior secured revolving credit facility due March 9, 2021 (the "revolving credit facility"), the $300 million, five-year senior secured revolving credit facility (the "2016 revolving credit facility") and the $250 million, five-year senior secured revolving credit facility (the "2014/2015 revolving credit facility"), the terms of which are set forth in the Credit Agreement. Term Loan B-1 and the 2014/2015 revolving credit facility were extinguished in March 2016 with proceeds received from Term Loan B-3. Term Loan B-2, Term Loan B-3 and the 2016 revolving credit facility were repaid in May 2017 with proceeds from Term Loan B-4, Term Loan B-5 and the senior notes (defined below);

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC");

•	"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2017).

PART I
Item 1.    Business
Overview
We are a leading provider of used car auction services and salvage auction services in North America and the United Kingdom. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 250 North American physical auction locations at December 31, 2017, and multiple proprietary Internet venues. In 2017, we facilitated the sale of approximately 5.5 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by used vehicle dealers, vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies to franchised and independent used vehicle dealers. Through ADESA.com, powered by Openlane technology, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. IAA, our salvage auction services business, is one of the two largest providers of salvage auction services in North America. Vehicles at our salvage auctions are typically older, high-mileage or damaged vehicles that are predominantly sold by automobile insurance companies, non-profit organizations, automobile dealers, vehicle leasing companies and rental and fleet car companies to licensed dismantlers, rebuilders, recyclers, exporters or qualified public buyers. An important component of ADESA's and IAA's services to their buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC.
At December 31, 2017, we had a North American network of 75 whole car auction locations and 175 salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used and salvage vehicles.
Our Corporate History
KAR Auction Services (formerly KAR Holdings, Inc.) was incorporated in 2006 and commenced operations in 2007. In 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE, Inc. purchased a majority of its outstanding equity interests. In 2004, ALLETE, Inc. sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders. ADESA was acquired by the Company in 2007. IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by two private equity firms in 2005. The two private equity firms and certain members of IAA management contributed IAA to KAR Auction Services in 2007. In a series of transactions between 2012 and 2013, our former owners (private equity firms) sold all of their common stock in secondary offerings.

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
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including online only volumes, were approximately 9.9 million and 10.6 million in 2015 and 2016, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2017 have not yet been released; however, we estimate that used vehicle auction volumes in North America in 2017 will be approximately 11.1 million vehicles (including approximately 0.9 million vehicles sold online by ADESA prior to reaching a physical auction). We expect the industry to experience an increase in whole car auction volumes in 2018 as a result of more off-lease and repossessed vehicles entering the market, as well as readily available credit, which supports retail used car sales.
Salvage Auction Industry Volumes
We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, the age of the vehicle fleet on the road, miles driven, weather, the complexity of vehicles in operation, repair costs and recycled parts utilization. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles can cost more to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses was approximately 18% in 2017. In addition, the utilization of recycled parts from salvage vehicles by the collision repair industry continues to increase as the quality of these parts gains wider acceptance and insurance companies attempt to reduce their repair claim costs. We believe that salvage auction industry volumes will grow 5% to 7% annually, for the foreseeable future, as the number of total loss vehicles increases.
Consolidated Whole Car and Salvage Auction Markets
The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, Inc. and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 28% of the North American whole car auction market. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, Inc., together representing over 80% of the market.
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

KAR is focused on expanding our end-to-end remarketing platform across the used vehicle industry through innovation, data science and a strategic physical footprint. We have invested in technology and talent and deployed a suite of complementary online, digital and mobile capabilities that we believe will simplify and streamline the buying and selling experience for our customers. Additionally, we believe our unique, integrated platform of whole car, salvage and finance solutions deliver differentiated value to customers across North America, and positions the Company for further growth around the globe. To execute our strategy of providing the best remarketing venue and analytical evidence for every vehicle, while generating value for our shareholders and customers, we intend to focus on the following strategic initiatives:

•	Extend and integrate our platform

•	Leverage unique data and analytic capabilities

•	Continue to improve operating efficiency

•	Use excess cash flow to invest in strategic growth initiatives and return capital to shareholders

Extend and Integrate Our Platform

We believe that the Company’s collection of 261 whole car and salvage auction sites, along with their online counterparts, makes us uniquely qualified to provide the best set of remarketing marketplaces for our customers. Additionally, these venues provide the opportunity to anchor further expansion and growth of the catalog of integrated ancillary and related services offered by the Company. We are therefore focused on the following strategies to further extend and integrate our platform.

•
Developing Alternative Marketplaces/Digital Channels: The Company continues to identify innovative venues for the exchange of used vehicles through internal development, targeted partnerships and acquisitions. For example, we recently acquired the remaining interest in TradeRev, a mobile auction app and desktop solution that facilitates real time dealer-to-dealer vehicle auctions. In addition, with the increased use of vehicle sharing and the prospect of autonomous vehicles, we will look to identify opportunities to integrate our portfolio of service offerings with this emerging market segment.

•
Expanding our International Presence: In both our whole car and salvage vehicle businesses, we have experience managing a global buyer base with relationships in over 120 countries. In addition, some of our recent acquisitions and the launch of ADESA U.K. have provided an initial foothold in Europe. We believe we are well positioned to grow internationally and we continue to identify opportunities to expand certain of our service offerings globally. We expect that our ability to efficiently layer in our product and technology licensing will allow us to enter other mature auction markets.

•
Expanding Opportunities for Customers to Buy and Sell Online: We are focused on enhancing our Internet solutions in all of the key channels in which we operate, and we will continue to invest in technology platforms in order to capitalize on new opportunities and attract new customers. ADESA is currently investing in initiatives like New Wave to upgrade our upstream platform. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. Online buying activity continues to accelerate and represents an increasing portion of wholesale transactions across the industry. Providing consistent, accurate and user-friendly online solutions remains a strategic priority. Advancing our online solutions allows us to connect more effectively with our current customers and engage with a broader range of geographically diverse customers. We will continue to make investments in our online technology to enhance the selling and buying experience for our customers. These investments involve creating a more streamlined user experience and embedding additional Company capabilities and offerings within our online tools.

•
Establishing Physical Auction Presence in Key Automotive Marketplaces: The Company is focused on expanding its physical auction footprint into key markets where there is opportunity for growth and meaningful customer demand for greater choice, technology and integrated remarketing solutions. These geographies also provide a platform for the regional deployment and expansion of the Company’s other ancillary and related services, as well as enhancing AFC's floorplan financing to independent used vehicle dealers. Over the last few years, the Company has completed a number of acquisitions and opened new sites.

Leverage Unique Data and Analytic Capabilities
The Company has observed increased demand from commercial customers (e.g., OEMs, insurance companies, finance companies, rental companies, large dealer groups, etc.) for more sophisticated, data-driven, end-to-end remarketing solutions. Specifically, customers are seeking tools, technology and information that simplify the auction process and help them make more efficient and better-informed buying and selling decisions. As a result, the Company continues to invest in both its data analytics capabilities and leadership. The Company’s data science team, coupled with the acquisition of CarCo Technologies, Inc. ("DRIVIN"), aggregates the Company’s broad and unique data set captured through millions of auction transactions and ancillary and related services performed each year. As customer expectations and dependence on data continue to increase and evolve, the Company will further develop its data analytic capabilities.
In 2017, the Company acquired DRIVIN. DRIVIN aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles. The acquisition of DRIVIN and the combination of our analytic capabilities under the Data as a Service function will help maximize value through data science.
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
The Company is highly focused on integrating the newly acquired sites and facilities from its acquisitions. Since the time of acquisition, work has been underway to evaluate the sites and assess their current levels of performance, resources, and productivity and ensure they are operating as efficiently and effectively as possible. Where practical and beneficial, the Company will implement its data-driven and efficiency-based operating model that has been successful at our existing auction locations. We expect this work to continue into 2018.
Using Excess Cash Flow to Invest in Strategic Growth Initiatives and Return Capital to Shareholders
We generate strong cash flows as a result of our attractive margins, the ability to leverage our corporate infrastructure across our multiple auction locations, relatively low levels of capital expenditures and limited working capital requirements. Management plans to utilize excess cash generated by the business to invest in strategic growth initiatives and return capital to shareholders. We generated $588.8 million and $378.0 million of cash flow from operations for the twelve months ended December 31, 2017 and 2016, respectively. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support growth initiatives or return additional capital to shareholders.
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
We paid cash dividends to shareholders of $174.8 million and $157.1 million for the years ended December 31, 2017 and 2016, respectively. In addition, we paid $150.0 million and $80.4 million for the years ended December 31, 2017 and 2016, respectively, to repurchase and retire shares of our common stock.
Our Business Segments
We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2017 were distributed as follows: ADESA 56%, IAA 35% and AFC 9%. No single customer accounted for more than 10% of our total revenue, including seller, buyer, ancillary and other related services revenue. Geographic information as well as comparative segment revenues and related financial information pertaining to ADESA, IAA and AFC for the years ended December 31, 2017, 2016 and 2015 are presented in the tables in Note 18, Segment Information, to the Consolidated Financial Statements for KAR Auction Services, Inc., which are included under Item 8 in this Annual Report on Form 10-K.
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

KAR Analytical Services
KAR Analytical Services provides value-added market analysis to our customers and the media. These services include access to publications and custom analysis of wholesale market trends for KAR's customers, including peer group and market benchmarking studies, analysis of the benefits of reconditioning, site selection for optimized remarketing of vehicles, portfolio analysis of auction sales and computer-generated mapping and buyer analysis.

Data as a Service
Our Data as a Service team aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

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
IAA processes salvage vehicles primarily on a consignment basis. In return for agreed-upon fees, vehicles are sold on behalf of our sellers, which continue to own the vehicle until it is sold to buyers at auction. Other services available to vehicle sellers, for which fees may be charged, include total loss claims solutions (as described below), inspection services, marketing and other administrative services. Under all methods of sale, we also charge fees to the buyer of each vehicle based on a tiered structure that increases with the sale price of the vehicle as well as fixed fees for other services.
Auctions are typically held weekly at most locations. Vehicles are marketed to bidders through IAA's multi-platform auction model that includes both live and online auctions via our physical locations or a screen sale, as well as our online auctions via Timed Auctions and Buy Now options. IAA auction listings are available online, allowing prospective bidders to preview and Proxy bid on vehicles prior to the actual auction event. IAA's Auction Center feature provides Internet buyers with an open, competitive bidding environment that reflects the dynamics of a live salvage auction. The Auction Center includes services such as Enhanced Vehicle Details that includes VIN details and Hollander interchange parts data to help buyers make informed purchasing decisions, and an "Advanced Search" function that allows for filtering to quickly locate specific vehicles. Higher prices at auction are generally driven by broader market exposure and increased competitive bidding. Our mobile device applications provide great flexibility for buyers who interact with our auctions. In addition, our mobile applications are designed for the latest handheld devices, including Apple and Android, and are optimized for the most recent operating systems.
Tools and services focused on total loss claims have been developed to assist insurance sellers in improving policy holder satisfaction and more effectively managing costs during the total loss claims process. IAA's Total Loss Solutions® suite of products includes IAA Inspection Services™, IAA Title Services™ and additional product offerings within the suite of products. These products and services deliver additional cycle time reduction, further provide transparency for the insured, and greater integrate within IAA’s flagship salvage management tool, CSAToday®. We believe the capability of the auction models maximizes auction proceeds and returns to our customers. First, IAA's multi-platform auctions allow buyers to inspect and compare the vehicles, enabling them to make fully-informed bidding decisions. Second, our broad Internet auction capabilities allow buyers to participate in a greater number of auctions than if physical attendance was required. Online inventory browsing and digital alerts (via email or through buyer app) reduce the time required to acquire vehicles.
HBC is a salvage vehicle auction business operating in the United Kingdom. HBC provides salvage collection and disposal services for the U.K.'s top insurance, fleet and accident management companies, and conducts business using a variety of sales channels, including online auctions. HBC's business model differs from that of IAA, as more of HBC's vehicles are sold under purchase contracts.
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
Multi-Platform Auction Model
Vehicles are offered simultaneously through a variety of channels to live and online buyers in a live auction format utilizing i-Bid LIVESM and other web technology. We believe this exposes the vehicles to the maximum number of potential buyers.

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

Buy Now
Buy Now is an immediate buying option that allows qualified buyers to purchase vehicles between auctions for a fixed price. Each Buy Now vehicle first runs at a previous auction where an established reserve price was not met.

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

Timed AuctionsTM	This IAA selling channel offers a unit for sale for a specified period of time. This channel allows for competitive bidding and sale prior to scheduled IAA Live and Online Auctions.
Competition
In the salvage sector, the competition includes Copart; Total Resource Auctions, a subsidiary of Cox Enterprises, Inc.; independent auctions and a limited number of used vehicle auctions that regularly remarket salvage vehicles. Additionally, some dismantlers of salvage vehicles such as LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket vehicles. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users.
In Canada, we are the largest provider of salvage vehicle auction services. Our competitors include Copart, independent vehicle auctions, brokers, online auction companies, and vehicle recyclers and dismantlers.

AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2017, AFC serviced approximately 1.7 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
Preferred Warranties, Inc. is a vehicle service contract business. We receive advance payments for the vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2017 was approximately 1.7 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's vehicle service contracts related liabilities in the event the Company is unable to perform under the terms of specific vehicle service contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2017, over 85% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2017, we serviced auctions through 128 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2017, AFC had approximately 12,400 active dealers with an average line of credit of approximately $250,000 and no one dealer representing greater than 1.6% of our portfolio. An average of approximately 15 vehicles per active dealer was floorplanned with an approximate average value outstanding of $9,900 per vehicle as of December 31, 2017.
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
The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $600,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $600,000 may be extended using underwriting guidelines which generally require dealership and personal financial statements, monthly bank statement, sales reports and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in case of credit lines in excess of $600,000, final review by a credit committee.

Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, over 85,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
AFC operates three divisions which are organized into fifteen regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the branches to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.50 billion from a third party facility for U.S. finance receivables at December 31, 2017. The agreement expires on January 31, 2020.
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
Employees
At December 31, 2017, we had a total of approximately 17,500 employees, of which approximately 13,500 were located in the U.S. and approximately 4,000 were located in Canada, Mexico and the United Kingdom. Approximately 77% of our workforce consists of full-time employees. While there are currently no collective bargaining agreements in effect, a group of employees, representing less than 1% of our total employees, are negotiating a collective bargaining agreement.
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

Our business is dependent on information technology. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Understanding technology innovation is necessary to remain at the forefront of our industry. We may not be successful in structuring our information technology or developing, acquiring or implementing information systems which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop/implement these initiatives in a cost-effective, timely manner or at all.

Significant disruptions of information technology systems or breaches of information technology systems, infrastructure and business information could adversely affect our business and reputation.

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

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. One potentially adverse trend would be a market shift towards the simultaneous listing and selling of vehicles on multiple online sales platforms. Were such a trend to take hold, the vehicle remarketing industry's economics could significantly change. For example, we might need to incur additional costs or otherwise alter our business model to adapt to these changes. In such case, the volume of vehicles supplied to us and our overall revenues and fees per vehicle sold could decrease. Since 2013, many participants in the whole car industry have been discussing the development of a multiple platform bidding system. Any such collaboration may be unsuccessful, unworkable or deemed inadvisable. In such case, we may lose vehicle volume and market share, and our business, revenues and profitability could be negatively impacted.

Some of our competitors may have greater financial and marketing resources than we do, may be able to respond more quickly to evolving industry dynamics and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of new or emerging services and technologies. Our ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes and other factors that are difficult to predict, that may significantly affect the future of electrification, autonomy, and mobility. If we are unable to compete successfully or to successfully adapt to industry changes, our business, revenues and profitability could be materially adversely affected.

ADESA currently competes with online wholesale and retail vehicle selling platforms, including OVE.com and RMS Automotive (both affiliated with Cox Enterprises, Inc.), SmartAuction, eBay Motors and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.

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

Our strategy is to provide the best remarketing venue and analytical evidence for every vehicle. To execute our strategy, we are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to developing alternative marketplaces, expanding fleet mobility relationships, expanding our international footprint, establishing exceptional analytics capabilities, leveraging the Company's unique remarketing portfolio and data and growing the Company's buyer base. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $588.8 million and $378.0 million of cash flow from operations for the years ended December 31, 2017 and 2016, respectively), we may be unable to reinvest in our business, return capital to shareholders or reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives, if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

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

Acquisitions are a significant part of our growth strategy and have enabled us to further broaden and diversify our service offerings. Our strategy generally involves acquisitions of companies, products, services and technologies to expand our online, digital and mobile capabilities and the acquisition and integration of additional auction sites and personnel. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. Since we have acquired or in the future may acquire one or more businesses, there can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to successfully integrate such organizations into our business. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and they could materially adversely affect our business, financial condition and results of operations. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including as a result of recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges. In addition, we expect to compete against other auction groups or new industry consolidators for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.

In pursuing a strategy of acquiring other businesses, we face other risks including, but not limited to:

•	incurring significantly higher capital expenditures, operating expenses and operating losses of the business acquired;

•	entering new markets with which we are unfamiliar;

•	incurring potential undiscovered liabilities at acquired businesses;

•	failing to maintain uniform standards, controls and policies;

•	incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	impairing relationships with employees and customers as a result of management changes; and

•	increasing expenses for accounting and computer systems, as well as integration difficulties.

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

Furthermore, online only auction platforms were utilized for the sale of approximately 30% of vehicles sold in North America by ADESA in 2017, compared with 26% in 2016. If sellers and buyers increase the number of vehicles transacted on online only auction platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers physical auctions, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on online only auction platforms as compared with used vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

Our business and operating results would be adversely affected if we lose one or more significant customers.

Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, institutional and dealer customers make no binding long-term commitments to us regarding consignment volumes. Any such customer could reduce its overall supply of vehicles for our auctions or otherwise seek to materially change the terms of its business relationship with us at any time. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2017, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.

At a segment level, approximately 80% of IAA segment’s revenues derive from insurance company customers and a small number of these customers account for a large share of IAA’s revenues. In 2017, approximately 40% of IAA’s revenues were associated with the fees generated from the auction of salvage vehicles, including buyer fees, from its three largest insurance customers, each of which accounted for over 10% of IAA's revenue. If one or more of IAA’s large customers were to significantly reduce consignments for any reason or favor competitors or new entrants, IAA may not be successful in replacing such business and IAA’s profitability and operating results would be materially adversely affected.

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

In the United Kingdom, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. Furthermore, in periods when the supply of vehicles from the insurance sector in North America declines, salvage operators have acquired and in the future may acquire vehicles on their own. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit and operating results. Vehicles sold under purchase agreements were approximately 5% of total salvage vehicles sold for the year ended December 31, 2017. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused from changes in commodity prices for steel and platinum. Decreases in commodity prices may negatively affect vehicle values and demand at salvage auctions.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 11% of our revenues were attributable to our Canadian operations for the year ended December 31, 2017. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. A 1% decrease in the average Canadian exchange rate for the year ended December 31, 2017 would have impacted net income by approximately $1.1 million.

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

As of December 31, 2017, our total corporate debt was approximately $2.7 billion, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $350.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $42.8 million at December 31, 2017, which would reduce the $350.0 million available for borrowings under the credit facilities.

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

In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, suspend or eliminate dividends, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of our high levels of debt and the restrictions imposed by the agreement governing our Credit Facility and the indenture governing our senior notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.

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

Furthermore, the agreement governing our Credit Facility and the indenture governing our senior notes include, and future debt instruments may include, certain restrictive covenants which could limit our ability to enter into certain transactions in the future and may adversely affect our ability to operate our business.

Future changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

The enactment of the Tax Cuts and Jobs Act of 2017 significantly reduced the Company's income taxes beginning in 2018. However, from time to time legislative proposals are made that would, if enacted, make significant changes to U.S. tax laws, including changes to U.S. corporate tax rates. Such proposed changes in the U.S. tax laws, if adopted, or other similar changes that reduce or eliminate deductions currently available to us, could adversely affect our business, financial condition, results of operations and cash flows.

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

While there are currently no collective bargaining agreements in effect, a group of employees, representing less than 1% of our total employees, are negotiating a collective bargaining agreement. If this agreement were to expand, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 134,315,118 shares of common stock were outstanding as of December 31, 2017. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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

On November 30, 2012, we announced that our board of directors approved the initiation of a quarterly cash dividend on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We are not required to declare cash dividends on our common stock. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, the indenture governing our senior notes and AFC’s securitization facilities, capital requirements and other factors that our board of directors deems relevant. Therefore, no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

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

In October 2016, our board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock through October 26, 2019. As of December 31, 2017, approximately $230.3 million of the Company's common stock had been repurchased under the October 2016 authorization. No assurance can be given as to whether the board of directors will authorize additional shares for repurchase, which could cause the market value of our stock to decline.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. The Company has entered into an agreement with a real estate developer to build a new corporate office in Carmel, Indiana, with the lease expected to begin in 2019. At December 31, 2017, properties utilized by the ADESA business segment include 75 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA facilities in North America consist on average of approximately 70 acres of land per site.
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 31, 2017, properties utilized by the IAA business segment include 175 salvage vehicle auction facilities in the United States and Canada, most of which are leased. IAA also includes HBC, which operates from 11 locations in the United Kingdom. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site.
Of AFC's 128 locations in North America at December 31, 2017, 93 are physically located at auction facilities (including 62 at ADESA and 13 at IAA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 15, 2018, there were two stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
The following table sets forth the range of high and low intraday sales prices per share of common stock for each quarter during fiscal years 2017 and 2016:

	2017		2016
	High	Low	High	Low
4th Quarter (October 1 - December 31)	$51.52	$46.50	$44.10	$38.16
3rd Quarter (July 1 - September 30)	$47.95	$40.27	$43.91	$40.23
2nd Quarter (April 1 - June 30)	$45.25	$41.25	$41.76	$35.68
1st Quarter (January 1 - March 31)	$47.03	$42.74	$38.44	$31.54
Dividend Policy
The following table presents the dividends declared per share of common stock for each quarter during fiscal years 2017 and 2016:

	2017	2016
4th Quarter (October 1 - December 31)	$0.35	$0.32
3rd Quarter (July 1 - September 30)	$0.32	$0.29
2nd Quarter (April 1 - June 30)	$0.32	$0.29
1st Quarter (January 1 - March 31)	$0.32	$0.29
Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, the indenture governing our senior notes and AFC's securitization facilities, capital requirements and other factors that our board of directors deems relevant. The restrictive covenants are further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—		$—	—	$319.6
November 1 - November 30	1,029,600	—	48.56	1,029,600	269.7
December 1 - December 31	—		—	—	269.7
Total	1,029,600		$48.56	1,029,600

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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment, for the period beginning on December 31, 2012 and ending on December 31, 2017, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
KAR Auction Services, Inc.	$100	$152.97	$182.83	$201.12	$238.16	$290.68
S&P 400 Midcap Index	$100	$133.50	$146.55	$143.36	$173.09	$201.20
S&P 500 Index	$100	$132.39	$150.51	$152.59	$170.84	$208.14

Item 6.    Selected Financial Data
The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements and related notes thereto of KAR Auction Services, Inc. and other financial information included elsewhere in this Annual Report on Form 10-K.
Selected Financial Data of KAR Auction Services, Inc.
For the Years Ended December 31, 2017, 2016, 2015, 2014 and 2013
The following consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2017	2016	2015	2014	2013
Operations:
Operating revenues
ADESA	$1,937.5	$1,765.3	$1,427.8	$1,271.0	$1,165.5
IAA	1,219.2	1,098.0	994.4	895.9	830.0
AFC	301.3	286.8	268.4	250.1	224.7
Total operating revenues	$3,458.0	$3,150.1	$2,690.6	$2,417.0	$2,220.2
Operating expenses (exclusive of depreciation and amortization)	2,627.4	2,410.5	2,050.5	1,842.7	1,769.1
Operating profit	566.0	499.0	427.3	377.7	256.7
Interest expense	164.0	138.8	91.4	86.2	104.7

Net income	362.0	222.4	214.6	169.3	67.7
Net income per share
Basic	2.66	1.62	1.53	1.21	0.49
Diluted	2.62	1.60	1.51	1.19	0.48
Weighted average shares outstanding
Basic	136.3	137.6	140.1	140.2	137.9
Diluted	138.0	139.1	142.3	141.8	140.8
Cash dividends declared per common share	1.31	1.19	1.08	1.02	0.82

	As of December 31,
	2017	2016	2015	2014	2013
Financial Position:
Working capital (1)	$748.2	$506.2	$232.2	$490.2	$366.0
Total assets	6,984.3	6,557.6	5,771.5	5,334.8	5,089.3
Total debt, net of unamortized debt issuance costs/discounts	2,680.1	2,470.3	1,865.1	1,743.5	1,738.4
Total stockholders' equity	1,484.9	1,397.3	1,386.1	1,547.1	1,481.8

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Financial Data:
Net cash provided by operating activities (2)	$588.8	$378.0	$482.1	$435.4	$441.6
Capital expenditures	152.2	155.1	134.7	101.0	96.6
Depreciation and amortization	264.6	240.6	212.8	196.6	194.4
___________________________________________________________________

(1)	Working capital is defined as current assets less current liabilities.

(2)
Amounts prior to 2017 have been adjusted to reflect the adoption of ASU 2016-09. The update required recognition of excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense. As a result, excess tax benefits from stock-based compensation were reclassified from cash flows provided by financing activities to cash flows provided by operating activities. For further information, see Note 2 to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	significant current competition and the introduction of new competitors;

•	competitive pricing pressures;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	costs associated with the acquisition of businesses or technologies;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	any losses of key personnel;

•	our ability to obtain land or renew/enter into new leases at commercially reasonable rates;

•	decreases in the number of used vehicles sold at physical auctions;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	our ability to maintain our brand and protect our intellectual property;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2018.
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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 175 salvage vehicle auction sites in the United States and Canada at December 31, 2017. IAA also includes HBC, which operates from 11 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2017, AFC conducted business at 128 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 9.9 million, 10.6 million and an estimated 11.1 million in 2015, 2016 and 2017, respectively. We expect that used vehicle auction volumes in North America, including online only volumes, will be over 11 million units in 2018, 2019 and 2020. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's annual survey and management estimates.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. The percentage of claims resulting in total losses was approximately 18% in 2017, 17% in 2016 and 16% in 2015. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult. We believe that salvage auction industry volumes will grow 5% to 7% annually, for the foreseeable future.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. During 2017, the price per ton of crushed auto bodies in North America ranged from $156 to $188 and finished December 2017 at $170. For comparison, during 2016, the price per ton of crushed auto bodies in North America ranged from $109 to $188 and finished December 2016 at $136.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base has grown since 2009 from over 9,700 dealers to approximately 15,400 dealers in 2017 and loan transactions, which includes both loans paid off and loans curtailed, grew from approximately 800,000 in 2009 to approximately 1,700,000 in 2017. As a result of this increased activity and increases in new and used vehicle sales, AFC continues to experience increased competition.
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, lack of access to consumer financing and increased competition resulting from consolidation in the used vehicle dealer industry. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2017 and 2016:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2017	2016
Revenues
ADESA	$1,937.5	$1,765.3
IAA	1,219.2	1,098.0
AFC	301.3	286.8
Total revenues	3,458.0	3,150.1
Cost of services*	1,987.2	1,827.4
Gross profit*	1,470.8	1,322.7
Selling, general and administrative	640.2	583.1
Depreciation and amortization	264.6	240.6
Operating profit	566.0	499.0
Interest expense	164.0	138.8
Other income, net	(1.9)	(0.5)
Loss on extinguishment of debt	27.5	5.4
Gain on previously held equity interest value	(21.6)	—
Income before income taxes	398.0	355.3
Income taxes	36.0	132.9
Net income	$362.0	$222.4
Net income per share
Basic	$2.66	$1.62
Diluted	$2.62	$1.60

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2017, we had revenue of $3,458.0 million compared with revenue of $3,150.1 million for the year ended December 31, 2016, an increase of 10%. Businesses acquired accounted for an increase in revenue of $89.6 million or 3% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $24.0 million, or 10%, to $264.6 million for the year ended December 31, 2017, compared with $240.6 million for the year ended December 31, 2016. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2016 and 2017.
Interest Expense
Interest expense increased $25.2 million, or 18%, to $164.0 million for the year ended December 31, 2017, compared with $138.8 million for the year ended December 31, 2016. The increase was primarily attributable to an increase of approximately $273 million in the average outstanding balance of corporate debt for the year ended December 31, 2017 compared with the year ended December 31, 2016, as well as an increase in the weighted average interest rate for the same period of approximately 0.24%. In addition, there was an increase in interest expense at AFC of $9.5 million, which resulted from an increase in interest rates, increased borrowings and increased committed liquidity under the U.S. securitization agreement for the year ended December 31, 2017 as compared with the year ended December 31, 2016.

Loss on Extinguishment of Debt
In May 2017, we amended our Credit Agreement and recorded a $27.5 million pretax charge resulting from the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3.
In March 2016, we amended our Credit Agreement and recorded a $4.0 million pretax charge resulting from the write-off of unamortized debt issue costs associated with Term Loan B-1 and unamortized debt issue costs associated with the 2014/2015 revolving credit facility. Additionally, in December 2016, we recorded a $1.4 million pretax charge primarily resulting from the write-off of a portion of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.
Gain on Previously Held Equity Interest Value
In October 2017, we acquired the remaining 50% interest in TradeRev and our previously held 50% interest was re-measured at fair value, resulting in a gain of $21.6 million.
Income Taxes
We had an effective tax rate of 9.0% for the year ended December 31, 2017, compared with an effective tax rate of 37.4% for the year ended December 31, 2016. Our effective tax rate was lower for the year ended December 31, 2017 as compared with the year ended December 31, 2016, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017. As a result, we recognized a tax benefit of $102.7 million relating to the re-measurement of deferred tax assets and liabilities and $11.1 million of expense associated with a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries that is payable over 8 years. We also recognized $6.4 million of excess tax benefits from employee stock-based compensation as a discrete item in our income tax expense for the year ended December 31, 2017. Additionally, the effective tax rate for the year ended December 31, 2017 was favorably impacted by a reduction in income taxes on undistributed foreign earnings.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the year ended December 31, 2017, fluctuations in the Canadian exchange rate increased revenue by $7.6 million, operating profit by $2.7 million, net income by $1.6 million and net income per diluted share by $0.01.
ADESA Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2017	2016
ADESA revenue	$1,937.5	$1,765.3
Cost of services*	1,123.9	1,036.5
Gross profit*	813.6	728.8
Selling, general and administrative	360.0	327.0
Depreciation and amortization	113.1	100.0
Operating profit	$340.5	$301.8
Vehicles sold	3,180,000	2,885,000
Physical auction vehicles sold	2,242,000	2,142,000
Online only vehicles sold	938,000	743,000
Dealer consignment mix at physical auctions	45%	48%
Conversion rate at North American physical auctions	60.4%	58.0%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$775	$753
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$113	$110

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $172.2 million, or 10%, to $1,937.5 million for the year ended December 31, 2017, compared with $1,765.3 million for the year ended December 31, 2016. The increase in revenue was primarily a result of a 10%

increase in the number of vehicles sold (5% increase excluding acquisitions), partially offset by a less than 1% decrease in average revenue per vehicle sold as the mix of vehicles sold online increased as compared to the number of vehicles sold at physical auction. Businesses acquired accounted for an increase in revenue of $89.6 million. Revenue increased $5.5 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 15% increase in institutional volume (11% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 1% increase in dealer consignment units sold (7% decrease excluding acquisitions) for the year ended December 31, 2017 compared with the year ended December 31, 2016. Online sales volume for ADESA represented approximately 45% of the total vehicles sold in 2017, compared with approximately 42% in 2016. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 66% of ADESA's online sales volume. ADESA sold approximately 938,000 and 743,000 vehicles (including 2% from acquisitions in the fourth quarter of 2017) through its online only offerings in 2017 and 2016, respectively, of which approximately 471,000 and 385,000 represented vehicle sales to grounding dealers in 2017 and 2016, respectively. For the year ended December 31, 2017, dealer consignment vehicles represented approximately 45% of used vehicles sold at ADESA physical auction locations, compared with approximately 48% for the year ended December 31, 2016. Vehicles sold at physical auction locations increased 5% (2% decrease excluding acquisitions) in 2017, compared with 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 60.4% for the year ended December 31, 2017, compared with 58.0% for the year ended December 31, 2016.
Physical auction revenue per vehicle sold increased $22, or 3%, to $775 for the year ended December 31, 2017, compared with $753 for the year ended December 31, 2016. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices and lower margin ancillary and other related services revenue and an increase in physical auction revenue per vehicle sold of $2 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $6 to $130 for the year ended December 31, 2017, compared with $124 for the year ended December 31, 2016. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $113 and $110 for the year ended December 31, 2017 and 2016, respectively. The $3 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the year ended December 31, 2017, gross profit for ADESA increased $84.8 million, or 12%, to $813.6 million, compared with $728.8 million for the year ended December 31, 2016. Gross profit for ADESA was 42.0% of revenue for the year ended December 31, 2017, compared with 41.3% of revenue for the year ended December 31, 2016. The increase in gross profit percentage was mainly attributable to the increased mix of online only volume. Online only sales have a higher gross profit percentage than physical auction sales.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $33.0 million, or 10%, to $360.0 million for the year ended December 31, 2017, compared with $327.0 million for the year ended December 31, 2016, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $27.7 million, compensation expense of $7.1 million, stock-based compensation expense of $2.6 million, information technology costs of $2.4 million, benefit-related expenses of $1.0 million, fluctuations in the Canadian exchange rate of $1.0 million and other miscellaneous expenses aggregating $4.6 million, partially offset by decreases in bad debt expense of $4.5 million, incentive-based compensation expense of $4.4 million, marketing expenses of $2.5 million and professional fees of $2.0 million.

IAA Results

	Year Ended December 31,
(Dollars in millions)	2017	2016
IAA revenue	$1,219.2	$1,098.0
Cost of services*	778.1	708.0
Gross profit*	441.1	390.0
Selling, general and administrative	107.1	104.2
Depreciation and amortization	93.1	87.9
Operating profit	$240.9	$197.9
Vehicles sold	2,369,000	2,184,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $121.2 million, or 11%, to $1,219.2 million for the year ended December 31, 2017, compared with $1,098.0 million for the year ended December 31, 2016. The increase in revenue was a result of an increase in vehicles sold of approximately 8% for the year ended December 31, 2017. Revenue per vehicle sold increased 2% for the year ended December 31, 2017 compared with the year ended December 31, 2016, and included an increase in revenue of $1.7 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $13.7 million from HBC and a decrease in revenue of $2.0 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 3% at December 31, 2017, as compared to December 31, 2016, in part related to recent catastrophic events. Vehicles sold under purchase agreements were approximately 5% and 7% of total salvage vehicles sold for the year ended December 31, 2017 and 2016, respectively. North American online sales volumes for IAA for the years ended December 31, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the year ended December 31, 2017, gross profit at IAA increased to $441.1 million, or 36.2% of revenue, compared with $390.0 million, or 35.5% of revenue, for the year ended December 31, 2016. The increase in gross profit was mainly attributable to an 11% increase in revenue, partially offset by a 10% increase in cost of services, which included costs associated with purchase contract vehicles, costs incurred to store and process vehicles for Hurricanes Harvey and Irma and organic volume growth.
Excluding HBC, IAA's gross profit margin was 36.9% and 36.7% for the year ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017 and 2016, HBC had revenue of approximately $37.9 million and $51.6 million, respectively, and cost of services of approximately $32.2 million and $45.8 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
IAA sold over 65,000 vehicles and recorded approximately $45.1 million of revenue and a $0.3 million gross loss for the year ended December 31, 2017 related to catastrophic events in Texas and Florida. Excluding these events (and HBC as noted above), IAA's gross profit margin was 38.3% for the year ended December 31, 2017. IAA incurred significant costs in Texas and Florida in response to Hurricanes Harvey and Irma. Costs were incurred for real estate, security, lot operations and related support. These costs were incurred in advance of revenue. IAA recovered these excess costs incurred as vehicles were sold in 2017 and expects to recover the remainder of these excess costs in the first quarter of 2018.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $2.9 million, or 3%, to $107.1 million for the year ended December 31, 2017, compared with $104.2 million for the year ended December 31, 2016. The increase in selling, general and administrative expenses was primarily attributable to an increase in compensation expense of $3.2 million, incentive-based compensation expense of $2.1 million and stock-based compensation expense of $1.3 million, partially offset by decreases in employee related expenses of $1.5 million, bad debt expense of $0.9 million and other miscellaneous expenses aggregating $1.3 million.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2017	2016
AFC revenue
Interest and fee income	$290.3	$275.1
Other revenue	11.8	10.3
Provision for credit losses	(33.9)	(30.7)
Other service revenue	33.1	32.1
Total AFC revenue	301.3	286.8
Cost of services*	85.2	82.9
Gross profit*	216.1	203.9
Selling, general and administrative	30.9	28.7
Depreciation and amortization	31.3	31.1
Operating profit	$153.9	$144.1
Loan transactions	1,688,000	1,718,000
Revenue per loan transaction, excluding "Other service revenue"	$159	$148

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2017, AFC revenue increased $14.5 million, or 5%, to $301.3 million, compared with $286.8 million for the year ended December 31, 2016. The increase in revenue was the result of a 7% increase in revenue per loan transactions and an increase of 3% in "Other service revenue" generated by PWI, partially offset by a decrease in loan transactions of 2%. The increase in revenue and revenue per loan transaction included the impact of an increase in revenue of $0.4 million due to fluctuations in the Canadian exchange rate. In addition, managed receivables increased to $1,912.6 million at December 31, 2017 from $1,792.2 million at December 31, 2016.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $11, or 7%. The provision for credit losses, which is a reduction of revenue, resulted in a reduction of revenue per loan transaction of $2 for the year ended December 31, 2017. The remaining $13 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses increased to 1.9% of the average managed receivables for the year ended December 31, 2017 from 1.8% for the year ended December 31, 2016. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the year ended December 31, 2017, gross profit for the AFC segment increased $12.2 million, or 6%, to $216.1 million, or 71.7% of revenue, compared with $203.9 million, or 71.1% of revenue, for the year ended December 31, 2016, primarily as a result of a 5% increase in revenue, which includes the increased provision for credit losses, partially offset by a 3% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $1.7 million, lot checks of $1.1 million and collection costs of $0.9 million, partially offset by decreases in PWI expenses of $1.1 million and other expenses aggregating $0.3 million. The floorplan lending business gross profit margin percentage was 77.6% for the year ended December 31, 2017 and was consistent with the prior year.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $2.2 million, or 8%, to $30.9 million for the year ended December 31, 2017, compared with $28.7 million for the year ended December 31, 2016. The increase was primarily attributable to increases in compensation expense of $0.8 million, stock-based compensation expense of $0.8 million, incentive-based compensation of $0.4 million and an increase in selling, general and administrative costs at PWI of $0.4 million, partially offset by a decrease in other miscellaneous expenses aggregating $0.2 million.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2017	2016
Selling, general and administrative	$142.2	$123.2
Depreciation and amortization	27.1	21.6
Operating loss	$(169.3)	$(144.8)
Selling, General and Administrative
For the year ended December 31, 2017, selling, general and administrative expenses at the holding company increased $19.0 million, or 15%, to $142.2 million, compared with $123.2 million for the year ended December 31, 2016, primarily as a result of increases in compensation expense of $11.5 million, information technology costs of $5.7 million, incentive-based compensation expense of $1.7 million and stock-based compensation expense of $1.5 million, partially offset by a decrease in other miscellaneous expenses of $1.4 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.
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
Loss on Extinguishment of Debt
In March 2016, we amended our Credit Agreement and recorded a $4.0 million pretax charge resulting from the write-off of unamortized debt issue costs associated with Term Loan B-1 and unamortized debt issue costs associated with the 2014/2015 revolving credit facility. Additionally, in December 2016, we recorded a $1.4 million pretax charge primarily resulting from the write-off of a portion of unamortized securitization issuance costs associated with AFC's Receivables Purchase Agreement.
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
ADESA Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2016	2015
ADESA revenue	$1,765.3	$1,427.8
Cost of services*	1,036.5	836.9
Gross profit*	728.8	590.9
Selling, general and administrative	327.0	276.6
Depreciation and amortization	100.0	86.2
Operating profit	$301.8	$228.1
Vehicles sold	2,885,000	2,465,000
Physical auction vehicles sold	2,142,000	1,873,000
Online only vehicles sold	743,000	592,000
Dealer consignment mix at physical auctions	48%	50%
Conversion rate at North American physical auctions	58.0%	58.3%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$753	$701
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$110	$102

* Exclusive of depreciation and amortization

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
The increase in volume sold was primarily attributable to a 22% increase in institutional volume (16% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 9% increase in dealer consignment units sold (2% decrease excluding acquisitions) for the year ended December 31, 2016 compared with the year ended December 31, 2015. Online sales volume for ADESA represented approximately 42% of the total vehicles sold in 2016, compared with approximately 40% in 2015. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (iv) bulletin-board or real-time online auctions (DealerBlock®). Upstream and midstream selling represent online only sales, which accounted for approximately 63% of ADESA's online sales volume. ADESA sold approximately 743,000 and 592,000 vehicles through its online only offerings in 2016 and 2015, respectively, of which approximately 385,000 and 352,000 represented vehicle sales to grounding dealers in 2016 and 2015, respectively. For the year ended December 31, 2016, dealer consignment vehicles represented approximately 48% of used vehicles sold at ADESA physical auction locations, compared with approximately 50% for the year ended December 31, 2015. Vehicles sold at physical auction locations increased 14% (4% increase excluding acquisitions) in 2016, compared with 2015. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions was 58.0% and 58.3% for the years ended December 31, 2016 and 2015, respectively.
Physical auction revenue per vehicle sold increased $52, or 7%, to $753 for the year ended December 31, 2016, compared with $701 for the year ended December 31, 2015. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, including revenue from certain businesses acquired, partially offset by a decrease in physical auction revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate.
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
The provision for credit losses increased to 1.8% from 1.1% of the average managed receivables for the year ended December 31, 2016 compared with the year ended December 31, 2015.
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
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2017 and 2016:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2017	2016
Revenues
ADESA	$473.2	$442.3
IAA	335.4	302.6
AFC	81.8	68.8
Total revenues	890.4	813.7
Cost of services*	525.1	488.3
Gross profit*	365.3	325.4
Selling, general and administrative	172.5	148.8
Depreciation and amortization	69.4	64.7
Operating profit	123.4	111.9
Interest expense	42.1	38.0
Other (income) expense, net	(0.2)	0.3
Loss on extinguishment of debt	—	1.4
Gain on previously held equity interest value	(21.6)	—
Income before income taxes	103.1	72.2
Income taxes	(69.7)	26.7
Net income	$172.8	$45.5
Net income per share
Basic	$1.28	$0.33
Diluted	$1.27	$0.33

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2017, we had revenue of $890.4 million compared with revenue of $813.7 million for the three months ended December 31, 2016, an increase of 9%. Businesses acquired accounted for an increase in revenue of $10.0 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Gain on Previously Held Equity Interest Value
In October 2017, we acquired the remaining 50% interest in TradeRev and our previously held 50% interest was re-measured at fair value, resulting in a gain of $21.6 million.
Income Taxes
We had an effective tax rate of (67.6%) for the three months ended December 31, 2017, compared with an effective tax rate of 37.0% for the three months ended December 31, 2016. Our effective tax rate was lower for the three months ended December 31, 2017 as compared with the three months ended December 31, 2016, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017. As a result, we recognized a tax benefit of $102.7 million relating to the re-measurement of deferred tax assets and liabilities and $11.1 million of expense associated with a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries that is payable over 8 years. Additionally, the effective tax rate for the three months ended December 31, 2017 was favorably impacted by a reduction in income taxes on undistributed foreign earnings.
ADESA Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2017	2016
ADESA revenue	$473.2	$442.3
Cost of services*	281.7	269.4
Gross profit*	191.5	172.9
Selling, general and administrative	99.9	89.2
Depreciation and amortization	30.6	27.4
Operating profit	$61.0	$56.3
Vehicles sold	744,000	700,000
Physical auction vehicles sold	507,000	523,000
Online only vehicles sold	237,000	177,000
Dealer consignment mix at physical auctions	44%	45%
Conversion rate at North American physical auctions	57.3%	54.9%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$822	$773
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$122	$115

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $30.9 million, or 7%, to $473.2 million for the three months ended December 31, 2017, compared with $442.3 million for the three months ended December 31, 2016. The increase in revenue was primarily a result of a 6% increase in the number of vehicles sold (3% increase excluding acquisitions) and a 1% increase in average revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $10.0 million. Revenue increased $3.5 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 9% increase in institutional volume (8% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 2% increase in dealer consignment units sold (8% decrease excluding acquisitions) for the three months ended December 31, 2017 compared with the three months ended December 31, 2016. Online sales volume for ADESA represented approximately 48% of the total vehicles sold in the fourth quarter of 2017, compared with approximately 41% in the fourth quarter of 2016. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 68% of ADESA's online sales volume. ADESA sold approximately 237,000 and 177,000 vehicles (including 8% from acquisitions in the fourth quarter of 2017) through its online only offerings in the fourth quarter of 2017 and 2016, respectively, of which approximately 116,000 and 88,000 represented vehicle sales to grounding dealers in the fourth quarter of 2017 and 2016, respectively. For the three months ended December 31, 2017, dealer consignment vehicles represented approximately 44% of used vehicles sold at ADESA physical auction locations, compared with approximately 45% for the three months ended December 31, 2016. Vehicles sold at physical auction locations decreased 3% (4% decrease excluding acquisitions) in the fourth quarter of 2017, compared with the fourth quarter of 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 57.3% for the three months ended December 31, 2017, compared with 54.9% for the three months ended December 31, 2016.
Physical auction revenue per vehicle sold increased $49, or 6%, to $822 for the three months ended December 31, 2017, compared with $773 for the three months ended December 31, 2016. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices and an increase in physical auction revenue per vehicle sold of $7 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $17 to $148 for the three months ended December 31, 2017, compared with $131 for the three months ended December 31, 2016. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $122 and $115 for the three months ended December 31, 2017 and 2016, respectively. Excluding vehicles purchased as part of the ADESA Assurance Program and vehicles sold on the TradeRev platform, online only revenue per vehicle would have been $111 for the three months ended December 31, 2017.
Gross Profit
For the three months ended December 31, 2017, gross profit for ADESA increased $18.6 million, or 11%, to $191.5 million, compared with $172.9 million for the three months ended December 31, 2016. Gross profit for ADESA was 40.5% of revenue for the three months ended December 31, 2017, compared with 39.1% of revenue for the three months ended December 31, 2016. The increase in gross profit percentage was mainly attributable to the increase in online only volume and an increase in physical auction revenue. Online only sales have a higher gross profit percentage than physical auction sales.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $10.7 million, or 12%, to $99.9 million for the three months ended December 31, 2017, compared with $89.2 million for the three months ended December 31, 2016, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $10.8 million, information technology costs of $1.4 million, incentive-based compensation expense of $1.2 million and other miscellaneous expenses aggregating $0.9 million, partially offset by a decrease in bad debt expense of $3.6 million.
IAA Results

	Three Months Ended December 31,
(Dollars in millions)	2017	2016
IAA revenue	$335.4	$302.6
Cost of services*	222.7	198.7
Gross profit*	112.7	103.9
Selling, general and administrative	27.2	25.3
Depreciation and amortization	23.9	23.5
Operating profit	$61.6	$55.1
Vehicles sold	635,000	610,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $32.8 million, or 11%, to $335.4 million for the three months ended December 31, 2017, compared with $302.6 million for the three months ended December 31, 2016. The increase in revenue was a result of an increase in vehicles sold of approximately 4% for the three months ended December 31, 2017. Revenue per vehicle sold increased 6% for the three months ended December 31, 2017 compared with the three months ended December 31, 2016, and included an increase in revenue of $1.1 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $4.4 million from HBC and a decrease in revenue of $0.5 million due to fluctuations in the U.K. exchange rate. Vehicles sold under purchase agreements were approximately 4% and 6% of total salvage vehicles sold for the three months ended December 31, 2017 and 2016, respectively. North American online sales volumes for IAA for the three months ended December 31, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended December 31, 2017, gross profit at IAA increased to $112.7 million, or 33.6% of revenue, compared with $103.9 million, or 34.3% of revenue, for the three months ended December 31, 2016. The increase in gross profit was mainly attributable to an 11% increase in revenue, partially offset by a 12% increase in cost of services, which included costs associated with purchase contract vehicles and volume growth.
Excluding HBC, IAA's gross profit margin was 33.9% and 35.1% for the three months ended December 31, 2017 and 2016, respectively. For the three months ended December 31, 2017 and 2016, HBC had revenue of approximately $7.6 million and $12.0 million, respectively, and cost of services of approximately $6.1 million and $10.1 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
IAA sold over 65,000 vehicles and recorded approximately $44.6 million of revenue and $4.0 million of gross profit for the three months ended December 31, 2017 related to catastrophic events in Texas and Florida. Excluding these events (and HBC as noted above), IAA's gross profit margin was 37.9% for the three months ended December 31, 2017. IAA incurred significant costs in Texas and Florida in response to Hurricanes Harvey and Irma. Costs were incurred for real estate, security, lot operations and related support. IAA recovered these excess costs incurred as vehicles were sold in the fourth quarter of 2017 and expects to recover the remainder of these excess costs in the first quarter of 2018.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.9 million, or 8%, to $27.2 million for the three months ended December 31, 2017, compared with $25.3 million for the three months ended December 31, 2016. The increase in selling, general and administrative expenses was primarily attributable to increases in incentive-based compensation expense of $0.7 million, professional fees of $0.7 million, supply expenses of $0.5 million, compensation expense of $0.4 million, stock-based compensation expense of $0.4 million and other miscellaneous expenses aggregating $0.2 million, partially offset by decreases in bad debt expense of $0.5 million and marketing expenses of $0.5 million.
AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2017	2016
AFC revenue
Interest and fee income	$77.2	$69.6
Other revenue	2.9	2.6
Provision for credit losses	(6.4)	(11.7)
Other service revenue	8.1	8.3
Total AFC revenue	81.8	68.8
Cost of services*	20.7	20.2
Gross profit*	61.1	48.6
Selling, general and administrative	8.5	6.8
Depreciation and amortization	7.8	7.7
Operating profit	$44.8	$34.1
Loan transactions	414,000	417,000
Revenue per loan transaction, excluding "Other service revenue"	$178	$145

* Exclusive of depreciation and amortization

Revenue
For the three months ended December 31, 2017, AFC revenue increased $13.0 million, or 19%, to $81.8 million, compared with $68.8 million for the three months ended December 31, 2016. The increase in revenue was the result of an increase in revenue per loan transaction of 23%, partially offset by a 2% decrease in "Other service revenue" generated by PWI and a decrease in loan transactions of 1%.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $33, or 23%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $13 for the three months ended December 31, 2017. The remaining $20 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.4% of the average managed receivables for the three months ended December 31, 2017 from 2.6% for the three months ended December 31, 2016. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended December 31, 2017, gross profit for the AFC segment increased $12.5 million, or 26%, to $61.1 million, or 74.7% of revenue, compared with $48.6 million, or 70.6% of revenue, for the three months ended December 31, 2016, primarily as a result of a 19% increase in revenue, partially offset by a 2% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $0.6 million and other expenses aggregating $0.2 million, partially offset by decreases in PWI expenses of $0.3 million. The floorplan lending business gross profit margin percentage increased from 76.8% to 79.8% as a result of higher revenue per loan transaction.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $1.7 million, or 25%, to $8.5 million for the three months ended December 31, 2017, compared with $6.8 million for the three months ended December 31, 2016. The increase in selling, general and administrative expenses was primarily attributable to increases in incentive-based compensation expense of $1.2 million, stock-based compensation expense of $0.3 million other expenses aggregating $0.2 million.
Holding Company Results

	Three Months Ended December 31,
(Dollars in millions)	2017	2016
Selling, general and administrative	$36.9	$27.5
Depreciation and amortization	7.1	6.1
Operating loss	$(44.0)	$(33.6)
Selling, General and Administrative
For the three months ended December 31, 2017, selling, general and administrative expenses at the holding company increased $9.4 million, or 34%, to $36.9 million, compared with $27.5 million for the three months ended December 31, 2016, primarily as a result of increases in stock-based compensation expense of $1.9 million, information technology costs of $1.8 million, incentive-based compensation expense of $1.7 million, medical expenses of $1.6 million, compensation expense of $1.4 million and other expenses aggregating $1.0 million. The Company has increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses relate to costs associated with talent management, technology and support of strategic initiatives.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

	December 31,
(Dollars in millions)	2017	2016
Cash and cash equivalents	$317.2	$201.8
Restricted cash	19.4	17.9
Working capital	748.2	506.2
Amounts available under Credit Facility*	350.0	219.5
Cash flow from operations for the year ended	588.8	378.0

*
There were related outstanding letters of credit totaling approximately $42.8 million and $29.7 million at December 31, 2017 and 2016, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $70.8 million of available cash was held by our foreign subsidiaries at December 31, 2017. If the portion of funds held by our foreign subsidiaries that are considered to be permanently reinvested were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Impact of the Tax Cuts and Jobs Act of 2017
As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we estimate that our future effective tax rate will be 26% - 28%. The major provisions affecting the Company include a reduction in our federal income tax rate, the immediate expensing of certain capital expenditures and a reduced deduction for certain executive compensation. The impact of these changes, if they had applied to 2017, would have been a reduction in cash taxes of over $40 million and an increase in earnings per share of $0.30. In addition, the Company recorded an obligation for approximately $11.1 million in U.S. income taxes for unremitted foreign earnings as of December 31, 2017. In future years, there will be no federal U.S. taxes on funds repatriated from foreign operations; however, state and local income tax expense and withholding tax expense would be recognized, net of any applicable foreign tax credits.
Credit Facilities
On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing tranche B-2 term loans ("Term Loan B-2") remaining after the repayment with new tranche B-4 term loans in an aggregate principal amount of $717 million ("Term Loan B-4"), (ii) the refinancing and repricing of existing tranche

B-3 term loans ("Term Loan B-3") remaining after the repayment with new tranche B-5 term loans in an aggregate principal amount of $1.05 billion ("Term Loan B-5") and (iii) a $350 million senior secured revolving credit facility (the "revolving credit facility"). A portion of the proceeds received from the issuance of the senior notes was used to repay a portion of Term Loan B-2 and Term Loan B-3, as well as the outstanding balance on the 2016 revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.8 million of debt issuance costs in connection with the Second Amendment.

The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $90 million is available for swing line loans.

Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments commenced on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.7 million and $8.4 million of Term Loan B-4 and Term Loan B-5, respectively, for the year ended December 31, 2017. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.00% and 4.25% at December 31, 2017, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2017, $711.3 million was outstanding on Term Loan B-4, $1,041.6 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $42.8 million and $29.7 million at December 31, 2017 and December 31, 2016, respectively, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at December 31, 2017. However, there were related letters of credit outstanding totaling approximately C$1.0 million at December 31, 2017, which reduce amounts available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2017 the ratio could not exceed 3.5 to 1.0. Our consolidated senior secured leverage ratio, including capital lease obligations of $54.8 million, was 2.01 to 1.0 at December 31, 2017.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2017.
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
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company will pay interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2017. We may redeem the senior notes, in whole or in part, at any time prior to June 1, 2020 at a redemption price equal to 100% of the principal amount plus a make-whole premium and thereafter at a premium that declines ratably to par in 2023. We capitalized approximately $14.7 million of debt issuance costs in connection with the senior notes. The senior notes are guaranteed by the Subsidiary Guarantors.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at December 31, 2017.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at December 31, 2017. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,912.6 million and $1,792.2 million at December 31, 2017 and December 31, 2016, respectively. AFC's allowance for losses was $13.0 million and $12.0 million at December 31, 2017 and December 31, 2016, respectively.
As of December 31, 2017 and December 31, 2016, $1,893.2 million and $1,774.8 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,358.1 million and $1,280.3 million of obligations collateralized by finance receivables at December 31, 2017 and December 31, 2016, respectively. There were unamortized securitization issuance costs of approximately $13.3 million and $19.7 million at December 31, 2017 and December 31, 2016, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2017, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended December 31, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$108.9	$68.5	$42.3	$(46.9)	$172.8
Add back:
Income taxes	(39.5)	(16.5)	(9.3)	(4.4)	(69.7)
Interest expense, net of interest income	0.4	—	11.8	29.6	41.8
Depreciation and amortization	30.6	23.9	7.8	7.1	69.4
Intercompany interest	8.7	9.5	(0.1)	(18.1)	—
EBITDA	109.1	85.4	52.5	(32.7)	214.3
Intercompany charges	4.0	—	—	(4.0)	—
Non-cash stock-based compensation	2.2	1.1	0.8	3.6	7.7
Acquisition related costs	1.4	—	—	0.3	1.7
Securitization interest	—	—	(9.9)	—	(9.9)
Minority interest	0.1	—	—	—	0.1
Gain on previously held equity interest value	(21.6)	—	—	—	(21.6)
Severance	0.6	0.1	0.2	—	0.9
Other	(0.1)	0.8	0.7	—	1.4
Total addbacks	(13.4)	2.0	(8.2)	(0.1)	(19.7)
Adjusted EBITDA	$95.7	$87.4	$44.3	$(32.8)	$194.6

	Three Months Ended December 31, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$27.9	$29.0	$19.8	$(31.2)	$45.5
Add back:
Income taxes	16.0	16.8	12.2	(18.3)	26.7
Interest expense, net of interest income	(0.2)	—	9.4	28.7	37.9
Depreciation and amortization	27.4	23.5	7.7	6.1	64.7
Intercompany interest	9.3	9.5	(8.7)	(10.1)	—
EBITDA	80.4	78.8	40.4	(24.8)	174.8
Intercompany charges	3.1	—	—	(3.1)	—
Non-cash stock-based compensation	1.2	0.7	0.4	1.7	4.0
Loss on extinguishment of debt	—	—	1.4	—	1.4
Acquisition related costs	1.3	—	—	0.1	1.4
Securitization interest	—	—	(7.7)	—	(7.7)
Minority interest	1.1	—	—	—	1.1
Severance	0.3	0.1	—	—	0.4
Other	0.6	0.6	0.2	(0.3)	1.1
Total addbacks	7.6	1.4	(5.7)	(1.6)	1.7
Adjusted EBITDA	$88.0	$80.2	$34.7	$(26.4)	$176.5

	Year Ended December 31, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$260.9	$166.0	$103.9	$(168.8)	$362.0
Add back:
Income taxes	52.9	38.0	26.6	(81.5)	36.0
Interest expense, net of interest income	—	—	43.6	119.0	162.6
Depreciation and amortization	113.1	93.1	31.3	27.1	264.6
Intercompany interest	35.8	37.8	(20.2)	(53.4)	—
EBITDA	462.7	334.9	185.2	(157.6)	825.2
Intercompany charges	11.6	—	—	(11.6)	—
Non-cash stock-based compensation	7.3	3.9	2.6	11.4	25.2
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	5.2	—	—	1.6	6.8
Securitization interest	—	—	(34.9)	—	(34.9)
Minority interest	4.4	—	—	—	4.4
Gain on previously held equity interest value	(21.6)	—	—	—	(21.6)
Severance	2.3	0.3	0.3	—	2.9
Other	1.4	0.4	0.7	—	2.5
Total addbacks	10.6	4.6	(31.3)	28.9	12.8
Adjusted EBITDA	$473.3	$339.5	$153.9	$(128.7)	$838.0

	Year Ended December 31, 2016
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$156.9	$101.1	$88.4	$(124.0)	$222.4
Add back:
Income taxes	92.7	59.3	54.0	(73.1)	132.9
Interest expense, net of interest income	(0.3)	—	34.1	104.6	138.4
Depreciation and amortization	100.0	87.9	31.1	21.6	240.6
Intercompany interest	41.7	37.8	(33.8)	(45.7)	—
EBITDA	391.0	286.1	173.8	(116.6)	734.3
Intercompany charges	10.9	0.3	—	(11.2)	—
Non-cash stock-based compensation	4.6	2.6	1.8	10.1	19.1
Loss on extinguishment of debt	—	—	1.4	4.0	5.4
Acquisition related costs	4.9	0.2	0.1	3.4	8.6
Securitization interest	—	—	(28.0)	—	(28.0)
Minority interest	3.8	—	—	—	3.8
(Gain)/Loss on asset sales	1.6	0.2	—	0.6	2.4
Severance	1.7	0.1	0.1	—	1.9
Other	1.0	(0.6)	0.1	(0.1)	0.4
Total addbacks	28.5	2.8	(24.5)	6.8	13.6
Adjusted EBITDA	$419.5	$288.9	$149.3	$(109.8)	$747.9

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Net income (loss)	$69.2	$57.2	$62.8	$172.8	$362.0
Add back:
Income taxes	34.1	33.9	37.7	(69.7)	36.0
Interest expense, net of interest income	40.2	39.9	40.7	41.8	162.6
Depreciation and amortization	64.5	64.5	66.2	69.4	264.6
EBITDA	208.0	195.5	207.4	214.3	825.2
Non-cash stock-based compensation	6.0	5.4	6.1	7.7	25.2
Loss on extinguishment of debt	—	27.5	—	—	27.5
Acquisition related costs	2.1	1.5	1.5	1.7	6.8
Securitization interest	(8.1)	(8.2)	(8.7)	(9.9)	(34.9)
Minority interest	1.7	1.0	1.6	0.1	4.4
(Gain)/Loss on asset sales	0.5	0.2	0.3	0.2	1.2
Gain on previously held equity interest value	—	—	—	(21.6)	(21.6)
Severance	0.7	0.8	0.5	0.9	2.9
Other	(0.3)	(0.2)	0.6	1.2	1.3
Total addbacks	2.6	28.0	1.9	(19.7)	12.8
Adjusted EBITDA	$210.6	$223.5	$209.3	$194.6	$838.0

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2017	2016
Net cash provided by (used by):
Operating activities	$588.8	$378.0
Investing activities	(379.8)	(765.3)
Financing activities	(107.6)	436.0
Effect of exchange rate on cash	14.0	(1.9)
Net increase in cash and cash equivalents	$115.4	$46.8
Cash flow from operating activities was $588.8 million for the year ended December 31, 2017, compared with $378.0 million for the year ended December 31, 2016. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends and increased profitability adjusted for non-cash items.
Net cash used by investing activities was $379.8 million for the year ended December 31, 2017, compared with $765.3 million for the year ended December 31, 2016. The decrease in net cash used by investing activities was primarily attributable to:

•	a decrease in cash used for acquisitions of approximately $358.8 million; and

•	a decrease in the additional finance receivables held for investment of approximately $27.9 million.
Net cash used by financing activities was $107.6 million for the year ended December 31, 2017, compared with net cash provided by financing activities of $436.0 million for the year ended December 31, 2016. The decrease in net cash from financing activities was primarily attributable to:

•	a decrease in net cash received of $414.6 million from the refinancing and repayment activities in 2017 compared with 2016;

•	an increase in common stock repurchases of approximately $69.6 million;

•	a decrease in the additional obligations collateralized by finance receivables of approximately $31.8 million; and

•	an increase in dividend payments of $17.7 million.
Capital Expenditures
Capital expenditures for the years ended December 31, 2017 and 2016 approximated $152.2 million and $155.1 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $185 million for fiscal year 2018, including the purchase of IAA property in Florida for use during catastrophic events. Approximately half of the 2018 capital expenditures are expected to relate to technology-based investments. Anticipated capital expenditures are primarily attributable to improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.35 per share in 2018 using cash flow from operations, representing an annualized dividend of $1.40 per share. The following dividend information has been released in 2017 and 2018:

•	On February 20, 2018, the Company announced a cash dividend of $0.35 per share that is payable on April 4, 2018, to stockholders of record at the close of business on March 22, 2018.

•	On October 31, 2017, the Company announced a cash dividend of $0.35 per share that was paid on January 5, 2018, to stockholders of record at the close of business on December 20, 2017.

•	On August 8, 2017, the Company announced a cash dividend of $0.32 per share that was paid on October 3, 2017, to stockholders of record at the close of business on September 20, 2017.

•	On May 9, 2017, the Company announced a cash dividend of $0.32 per share that was paid on July 6, 2017, to stockholders of record at the close of business on June 21, 2017.

•	On February 21, 2017, the Company announced a cash dividend of $0.32 per share that was paid on April 4, 2017, to stockholders of record at the close of business on March 22, 2017.
Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities and the indenture governing our senior notes, capital requirements and other factors that our board of directors deems relevant. No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.
Acquisitions
The aggregate purchase price for the businesses acquired in 2017, net of cash acquired, was approximately $103.9 million, which included deferred payments with a fair value of $6.6 million and estimated contingent payments with a fair value of $24.0 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $60.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $29.4 million to intangible assets, representing the fair value of acquired customer relationships of $3.1 million, software of $24.0 million and tradenames of $2.3 million, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $130.7 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2017.

In April 2017, the Company purchased all of the stock of CarCo Technologies, Inc. (“DRIVIN”). DRIVIN aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

In May 2017, the Company acquired Dependable Auto Shippers ("DAS"). DAS provides vehicle transportation services for corporate and personal vehicle transportation needs.

In October 2017, the Company acquired the remaining 50% interest in Nth Gen Software Inc. ("TradeRev"). TradeRev brings mobile and digital technology to the Company’s portfolio of whole car and salvage auctions, floorplan financing solutions, and other ancillary and related services. The Company plans to further integrate those capabilities into TradeRev to expand its digital business and strengthen its share in the dealer-to-dealer market. Upon acquisition, our previously held interest in TradeRev was re-measured at fair value, resulting in a gain of $21.6 million. The gain has been recognized as "Gain on previously held equity interest value" in the consolidated statement of income for the year ended December 31, 2017. The Company also entered into operating lease obligations related to various facilities through 2028. Initial annual lease payments for the various facilities are approximately $1.8 million per year.

In December 2017, the Company acquired POIS, Inc. POIS provides loan payoff and lien release technology with a focus on helping insurance companies settle liens faster to improve cycle time/inventory turns.

Certain of the purchase agreements included contingent payments related to vehicle volumes subsequent to the purchase date. The purchased assets included accounts receivable, inventory, customer relationships, tradenames, software and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

Recent Developments

In February 2018, the Company acquired STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle physical, online and digital auction marketplaces and ancillary service providers. The purchase accounting related to this acquisition is incomplete. Financial results for STRATIM will be included in our consolidated financial statements beginning in the first quarter of 2018.
Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2017. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2017 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$350 million revolving credit facility	$—	$—	$—	$—	$—
Term Loan B-4 (a)	711.3	5.0	14.4	691.9	—
Term Loan B-5 (a)	1,041.6	7.4	21.0	21.0	992.2
Senior notes (a)	950.0	—	—	—	950.0
Capital lease obligations (b)	57.4	27.8	29.3	0.3	—
Interest payments relating to long-term debt (c)	682.3	122.2	242.2	189.7	128.2
Operating leases (d)	1,251.1	133.3	240.1	202.8	674.9
Other long-term liabilities	10.0	4.3	3.8	1.9	—
Total contractual cash obligations	$4,693.7	$295.7	$547.0	$1,105.7	$2,745.3
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the capital leases. Future capital lease obligations would change if we entered into additional capital lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2017.

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

Critical Accounting Estimates
In preparing the financial statements in accordance with U.S. generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: (1) allowance for credit losses; (2) business combinations; (3) goodwill and other intangible assets; and (4) legal proceedings and other loss contingencies.
In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our financial statements.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017, which are included in this Annual Report on Form 10-K.
Allowance for Credit Losses
We maintain an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. The allowance for credit losses is also based on management's evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings with individual customers.
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including over 85,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the year ended December 31, 2017, our provision for credit losses would have increased by approximately $3.3 million in 2017.
Business Combinations
When we acquire businesses, we estimate and recognize the fair values of tangible assets acquired, liabilities assumed and identifiable intangible assets acquired. The excess of the purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The purchase accounting process requires management to make significant estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets and contingent consideration.
Critical estimates are often developed using valuation models that are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, growth rates, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which could affect the accuracy or validity of such estimates. Depending on the facts and circumstances, we may engage an independent valuation expert to assist in valuing significant assets and liabilities.
Goodwill and Other Intangible Assets
We assess goodwill for impairment annually during the second quarter or whenever events or changes in circumstances indicate that impairment may exist. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that a reporting unit’s fair value is not more likely than not greater than its carrying value, then we calculate the estimated fair value of the reporting unit using discounted cash flows and market approaches.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In 2017, we performed a qualitative impairment assessment for our reporting units. Based on our goodwill assessments, the Company has not identified a reporting unit for which the goodwill was impaired in 2017, 2016 or 2015.
As with goodwill, we assess indefinite-lived tradenames for impairment annually during the second quarter or whenever events or changes in circumstances indicate that impairment may exist. When assessing indefinite-lived tradenames for impairment using a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the tradename asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the tradename asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
We review other intangible assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of an other intangible asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. Our impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions.
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
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation positively affected net income by approximately $1.6 million for the year ended December 31, 2017 and negatively affected net income by approximately $2.3 million for the year ended December 31, 2016. A 1% decrease in the average Canadian exchange rate for the year ended December 31, 2017 would have impacted net income by approximately $1.1 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2017 would have resulted in an increase in interest expense of approximately $16.0 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the DRIVIN, DAS, TradeRev and POIS acquisitions from our assessment of internal control over financial reporting as of December 31, 2017 because we are continuing to integrate the acquisitions into our corporate processes. The total assets of the 2017 acquisitions, excluding goodwill and intangibles (which were included within the scope of the assessment) represent 0.4% and the total revenues of the 2017 acquisitions represent 0.4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2017, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
KAR Auction Services, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired DRIVIN, DAS, TradeRev and POIS ("2017 acquisitions") during 2017, and management has excluded from its assessment of internal control over financial reporting as of December 31, 2017, the 2017 acquisitions’ internal control over financial reporting associated with total assets, excluding goodwill and intangibles (which were included within the scope of their assessment), of 0.4% and total revenues of 0.4% included in the consolidated financial statements of KAR Auction Services, Inc. and subsidiaries as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of KAR Auction Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the 2017 acquisitions.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana
February 20, 2018

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenues
ADESA Auction Services	$1,937.5	$1,765.3	$1,427.8
IAA Salvage Services	1,219.2	1,098.0	994.4
AFC	301.3	286.8	268.4
Total operating revenues	3,458.0	3,150.1	2,690.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,987.2	1,827.4	1,548.5
Selling, general and administrative	640.2	583.1	502.0
Depreciation and amortization	264.6	240.6	212.8
Total operating expenses	2,892.0	2,651.1	2,263.3
Operating profit	566.0	499.0	427.3
Interest expense	164.0	138.8	91.4
Other income, net	(1.9)	(0.5)	(4.6)
Loss on extinguishment of debt	27.5	5.4	—
Gain on previously held equity interest value	(21.6)	—	—
Income before income taxes	398.0	355.3	340.5
Income taxes	36.0	132.9	125.9
Net income	$362.0	$222.4	$214.6
Net income per share
Basic	$2.66	$1.62	$1.53
Diluted	$2.62	$1.60	$1.51
Dividends declared per common share	$1.31	$1.19	$1.08

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$362.0	$222.4	$214.6
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	24.1	(9.1)	(38.5)
Unrealized loss on postretirement benefit obligation	—	—	(0.1)
Total other comprehensive income (loss), net of tax	24.1	(9.1)	(38.6)
Comprehensive income	$386.1	$213.3	$176.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$317.2	$201.8
Restricted cash	19.4	17.9
Trade receivables, net of allowances of $11.2 and $13.0	725.5	682.9
Finance receivables, net of allowances of $13.0 and $12.0	1,899.6	1,780.2
Other current assets	175.7	158.4
Total current assets	3,137.4	2,841.2
Other assets
Goodwill	2,191.7	2,057.0
Customer relationships, net of accumulated amortization of $805.0 and $707.8	375.6	461.0
Other intangible assets, net of accumulated amortization of $338.7 and $301.6	350.6	320.1
Other assets	20.8	35.8
Total other assets	2,938.7	2,873.9
Property and equipment, net of accumulated depreciation of $755.1 and $655.6	908.2	842.5
Total assets	$6,984.3	$6,557.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2017	2016
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$682.7	$648.5
Accrued employee benefits and compensation expenses	104.4	100.7
Accrued interest	7.3	2.2
Other accrued expenses	171.5	149.4
Income taxes payable	5.8	5.0
Dividends payable	47.0	43.7
Obligations collateralized by finance receivables	1,358.1	1,280.3
Current maturities of long-term debt	12.4	105.2
Total current liabilities	2,389.2	2,335.0
Non-current liabilities
Long-term debt	2,667.7	2,365.1
Deferred income tax liabilities	192.7	291.7
Other liabilities	249.8	168.5
Total non-current liabilities	3,110.2	2,825.3
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
134,315,118 (2017)
136,639,217 (2016)	1.3	1.4
Additional paid-in capital	1,251.8	1,371.1
Retained earnings	257.0	74.1
Accumulated other comprehensive loss	(25.2)	(49.3)
Total stockholders' equity	1,484.9	1,397.3
Total liabilities and stockholders' equity	$6,984.3	$6,557.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	141.3	$1.4	$1,593.7	$(46.4)	$(1.6)	$1,547.1
Net income				214.6		214.6
Other comprehensive loss					(38.6)	(38.6)
Issuance of common stock under stock plans	1.8		22.7			22.7
Stock-based compensation expense			11.7			11.7
Excess tax benefit from stock-based compensation			7.1			7.1
Repurchase and retirement of common stock	(5.3)		(227.6)			(227.6)
Cash dividends declared to stockholders ($1.08 per share)				(150.9)		(150.9)
Balance at December 31, 2015	137.8	1.4	1,407.6	17.3	(40.2)	1,386.1
Net income				222.4		222.4
Other comprehensive loss					(9.1)	(9.1)
Issuance of common stock under stock plans	1.7		17.1			17.1
Surrender of RSUs for taxes	(0.2)		(10.5)			(10.5)
Stock-based compensation expense			18.1			18.1
Excess tax benefit from stock-based compensation			17.2			17.2
Repurchase and retirement of common stock	(2.7)		(80.4)			(80.4)
Dividends earned under stock plans			2.0	(2.0)		—
Cash dividends declared to stockholders ($1.19 per share)				(163.6)		(163.6)
Balance at December 31, 2016	136.6	1.4	1,371.1	74.1	(49.3)	1,397.3
Net income				362.0		362.0
Other comprehensive income					24.1	24.1
Issuance of common stock under stock plans	1.1		11.4			11.4
Surrender of RSUs for taxes	(0.1)		(5.9)			(5.9)
Stock-based compensation expense			24.2			24.2
Repurchase and retirement of common stock	(3.3)	(0.1)	(149.9)			(150.0)
Dividends earned under stock plans			0.9	(0.9)		—
Cash dividends declared to stockholders ($1.31 per share)				(178.2)		(178.2)
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$362.0	$222.4	$214.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264.6	240.6	212.8
Provision for credit losses	38.5	40.5	18.8
Deferred income taxes	(93.5)	(4.2)	5.0
Amortization of debt issuance costs	10.4	8.8	7.2
Stock-based compensation	24.2	18.1	11.7
(Gain) loss on disposal of fixed assets	(0.8)	0.1	0.9
Loss on extinguishment of debt	27.5	5.4	—
Gain on previously held equity interest value	(21.6)	—	—
Other non-cash, net	8.1	9.5	2.0
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(57.4)	(194.7)	(127.0)
Accounts payable and accrued expenses	26.8	31.5	136.1
Net cash provided by operating activities	588.8	378.0	482.1
Investing activities
Net increase in finance receivables held for investment	(148.5)	(176.4)	(295.9)
Acquisition of businesses (net of cash acquired)	(73.3)	(432.1)	(118.1)
Purchases of property, equipment and computer software	(152.2)	(155.1)	(134.7)
Advance to equity method investee	(5.0)	—	—
Proceeds from the sale of property and equipment	0.7	—	0.3
(Increase) decrease in restricted cash	(1.5)	(1.7)	0.8
Net cash used by investing activities	(379.8)	(765.3)	(547.6)
Financing activities
Net increase in book overdrafts	8.3	17.7	10.7
Net (decrease) increase in borrowings from lines of credit	(80.5)	(59.5)	140.0
Net increase in obligations collateralized by finance receivables	65.0	96.8	349.8
Proceeds from long-term debt	2,717.0	1,336.5	—
Payments for debt issuance costs/amendments	(22.6)	(32.8)	(10.9)
Payments on long-term debt	(2,436.7)	(662.6)	(21.5)
Payments on capital leases	(30.1)	(25.6)	(20.5)
Payments of contingent consideration and deferred acquisition costs	(7.0)	(3.6)	(1.2)
Initial net investment for interest rate caps	(1.7)	—	(2.2)
Issuance of common stock under stock plans	11.4	17.1	22.7
Tax withholding payments for vested RSUs	(5.9)	(10.5)	—
Repurchase and retirement of common stock	(150.0)	(80.4)	(227.6)
Dividends paid to stockholders	(174.8)	(157.1)	(151.9)
Net cash (used by) provided by financing activities	(107.6)	436.0	87.4
Effect of exchange rate changes on cash	14.0	(1.9)	(19.8)
Net increase in cash and cash equivalents	115.4	46.8	2.1
Cash and cash equivalents at beginning of period	201.8	155.0	152.9
Cash and cash equivalents at end of period	$317.2	$201.8	$155.0
Cash paid for interest	$147.1	$124.5	$79.7
Cash paid for taxes, net of refunds	$126.0	$121.6	$129.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev") and ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited"));

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

•
"Credit Facility" refers to the three-year senior secured term loan B-1 facility ("Term Loan B-1"), the seven-year senior secured term loan B-2 facility ("Term Loan B-2"), the seven-year senior secured term loan B-3 facility ("Term Loan B-3"), the senior secured term loan B-4 facility due March 11, 2021 ("Term Loan B-4"), the senior secured term loan B-5 facility due March 9, 2023 ("Term Loan B-5"), the $350 million, senior secured revolving credit facility due March 9, 2021 (the "revolving credit facility"), the $300 million, five-year senior secured revolving credit facility (the "2016 revolving credit facility") and the $250 million, five-year senior secured revolving credit facility (the "2014/2015 revolving credit facility"), the terms of which are set forth in the Credit Agreement. Term Loan B-1 and the 2014/2015 revolving credit facility were extinguished in March 2016 with proceeds received from Term Loan B-3. Term Loan B-2, Term Loan B-3 and the 2016 revolving credit facility were repaid in May 2017 with proceeds from Term Loan B-4, Term Loan B-5 and the senior notes (defined below);

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC");

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2017).
Business and Nature of Operations
As of December 31, 2017, we have a North American network of 75 ADESA whole car auction sites and 175 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time and ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 128 locations throughout the United States and Canada as of December 31, 2017. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a gain of $0.8 million for the year ended December 31, 2017, a loss of $0.7 million for the year ended December 31, 2016 and a loss of $1.0 million for the year ended December 31, 2015. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
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
December 31, 2017, 2016 and 2015

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
Unamortized Debt Issuance Costs
Debt issuance costs reflect the expenditures incurred in conjunction with term loan debt, the revolving credit facility, the senior notes and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized to interest expense using the effective interest method or the straight-line method, as applicable, over the lives of the related debt issues. Debt issuance costs are presented as a direct reduction from the carrying amount of the related debt liability.
Other Assets
Other assets consist of equity and cost method investments, below market leases, deposits, notes receivable and other long-term assets.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $162.7 million and $154.4 million at December 31, 2017 and 2016, respectively.
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
Revenue Recognition
ADESA Auction Services
Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA's facilities or third party locations. ADESA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, ADESA records only its auction fees as revenue because it does not take title to the consigned vehicles and has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction. Our buyer fees and dealer seller fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed.
IAA Salvage Services
Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Most of the vehicles that are sold through auctions are consigned to IAA by the seller and held at IAA's facilities. IAA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. IAA does not record the gross selling price of the consigned vehicles sold at auction as revenue. IAA seller revenues represent the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle and are recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight-line basis, and certain buyer-related fees, which are recognized when payment is received.
AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	Year Ended December 31,
AFC Revenue (in millions)	2017	2016	2015
Interest and fee income	$290.3	$275.1	$246.8
Other revenue	11.8	10.3	9.7
Provision for credit losses	(33.9)	(30.7)	(16.0)
Other service revenue	33.1	32.1	27.9
	$301.3	$286.8	$268.4
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
Other revenue
Other revenue includes lot check fees, filing fees, lien holder payoff services and other related program fees, each of which are charged to and collected from AFC's customers.
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. The average term of the contracts originated in 2017 was approximately 1.7 years and PWI had unearned revenue of $32.8 million at December 31, 2017.
Income Taxes
We file federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.
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
December 31, 2017, 2016 and 2015

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation—Stock Compensation. We recognize all stock-based compensation as expense in the financial statements and that cost is measured as the fair value of the award at the grant date for equity-classified awards.
We adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. As a result of the adoption, the Company elected to recognize the impact of forfeitures as they occur. In addition, the Company now recognizes excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense. As a result, on a prospective basis, we recognized $6.4 million of excess tax benefits from stock-based compensation as a discrete item in our income tax expense for the year ended December 31, 2017. Historically, these amounts were recorded as additional paid-in capital. We have also retrospectively applied ASU 2016-09 to our consolidated statements of cash flows for the years ended December 31, 2016 and December 31, 2015, which resulted in a reclassification of excess tax benefits from stock-based compensation of $17.2 million and $7.1 million, respectively, from cash flows provided by financing activities to cash flows provided by operating activities.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the ASU is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements and anticipates that the new guidance will significantly impact its consolidated financial statements, as the Company has a significant number of leases. Our current minimum commitments under non-cancelable operating leases are disclosed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and in Note 13. In addition, the recognition of these leases on our consolidated balance sheet would increase our net debt calculation which is included in the determination of our Consolidated Senior Secured Leverage Ratio. In this event, our Credit Agreement specifies that the covenant shall continue to be calculated as if the accounting standard had not occurred and that we could enter into negotiations to amend such provisions in the Credit Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating our financial condition would be the same after the change as if such change had not been made.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new guidance is effective for the first annual reporting period and interim periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company will use retrospective application with the cumulative effect as its transition method. The Company has evaluated the impact the adoption of ASU 2014-09 will have on the consolidated financial statements and has assessed its contracts with customers. The adoption of ASU 2014-09 will not result in any material adjustments and it will not have a material impact on the consolidated financial statements.
Note 3—Acquisitions and Equity Method Investment
2017 Acquisitions
In April 2017, the Company purchased all of the stock of CarCo Technologies, Inc. (“DRIVIN”). DRIVIN aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

In May 2017, the Company acquired Dependable Auto Shippers ("DAS"). DAS provides vehicle transportation services for corporate and personal vehicle transportation needs.

In October 2017, the Company acquired the remaining 50% interest in Nth Gen Software Inc. ("TradeRev"). TradeRev brings mobile and digital technology to the Company’s portfolio of whole car and salvage auctions, floorplan financing solutions, and other ancillary and related services. The Company plans to further integrate those capabilities into TradeRev to expand its digital business and strengthen its share in the dealer-to-dealer market. The Company entered into operating lease obligations related to various facilities through 2028. Initial annual lease payments for the various facilities are approximately $1.8 million per year.

In December 2017, the Company acquired POIS, Inc. POIS provides loan payoff and lien release technology with a focus on helping insurance companies settle liens faster to improve cycle time/inventory turns.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Certain of the purchase agreements included contingent payments related to vehicle volumes subsequent to the purchase date. The purchased assets included accounts receivable, inventory, customer relationships, tradenames, software and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in 2017, net of cash acquired, was approximately $103.9 million, which included deferred payments with a fair value of $6.6 million and estimated contingent payments with a fair value of $24.0 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $60.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $29.4 million to intangible assets, representing the fair value of acquired customer relationships of $3.1 million, software of $24.0 million and tradenames of $2.3 million, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $130.7 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2017.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Equity Method Investment
For the first nine months of 2017, ADESA held a 50% interest in TradeRev. In addition, ADESA also had a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets. Prior to the acquisition in October 2017, the Company accounted for TradeRev as an equity method investment because we had the ability to exercise significant influence over operating and financial policies but did not have a controlling financial interest. At the date of acquisition, the carrying amount of the investment was $18.4 million. Upon acquisition, our previously held interest in TradeRev was re-measured at fair value, resulting in a non-cash gain of $21.6 million. The fair value of our previously held interest in TradeRev was developed in consultation with independent valuation specialists who used a discounted cash flow methodology. The gain has been recognized as "Gain on previously held equity interest value" in the consolidated statement of income for the year ended December 31, 2017.
ASC 323, Investments - Equity Method and Joint Ventures, specifies that to the extent there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, such difference is required to be allocated between tangible and intangible assets. At the date of the acquisition of the first 50% interest, the carrying amount of the investment in TradeRev was greater than the Company’s equity in the underlying assets of TradeRev by approximately $21.8 million as a result of the difference in the carrying amounts of intangible assets. The difference attributable to amortizable intangible assets was approximately $4.8 million at the time of the equity investment, which was amortized on a straight-line basis over the expected useful lives of the intangible assets, which range from 6 to 14 years. The intangible assets are not reflected on the balance sheet of KAR Auction Services for the year ended December 31, 2016.
The Company’s share in the net losses of TradeRev in 2017, through the date of acquisition, was $4.4 million and the Company's share in the net losses of TradeRev for fiscal years 2016 and 2015 was $3.8 million and $0.8 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.
In the first quarter of 2017, TradeRev signed a promissory note with ADESA. The promissory note created a line of credit for term loans up to $15 million, with a minimum of $5 million to be drawn at a time. Until the acquisition of TradeRev, there was $5 million outstanding on the promissory note.
Note 4—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. PRSUs, service-based restricted stock units ("RSUs"), service options and exit options. We have classified the KAR Auction Services, Inc. PRSUs, RSUs, service options and exit options as equity awards.
The compensation cost that was charged against income for all stock-based compensation plans was $24.2 million, $18.1 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $6.1 million, $6.9 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2017, 2016 or 2015.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2017	2016	2015
PRSUs	$13.2	$10.3	$6.1
RSUs	9.5	5.9	2.5
Service options	1.5	1.9	3.1
Total stock-based compensation expense	$24.2	$18.1	$11.7

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Exit Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan is intended to provide equity or cash-based awards to our employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is 12.5 million. The Omnibus Plan provides for the grant of

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The PRSU and RSU grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In 2017, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs generally vest if and to the extent that the Company's three-year operating adjusted earnings per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $44.64 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
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
In 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest to the extent that the Company's three-year adjusted earnings per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $37.03 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
In the first quarter of 2014, we granted a target amount of approximately 0.1 million PRSUs to certain executive officers of the Company. Half of the PRSUs vested three years from the grant date to the extent that the Company's total shareholder return relative to that of companies within the S&P 500 Index exceeded certain levels over the same period. The other half of the PRSUs vested to the extent that the Company's three-year adjusted earnings per share attained certain specified goals. The grant date fair value of the PRSUs tied to total shareholder return was $36.54 per share and was developed in consultation with independent valuation specialists who used a Monte-Carlo simulation using a geometric Brownian motion based upon a risk-neutral framework. Key assumptions in the valuation included the fair market value of our common stock on the date of grant, the expected volatility of our common stock over the expected term of the award and the risk-free interest rate for the expected term of the award. The grant date fair value of the PRSUs tied to adjusted earnings per share was $30.89 per share, which was the closing price of the Company's common stock on the date of grant.
As of December 31, 2017, an estimated $9.6 million of unrecognized compensation expense related to nonvested PRSUs is expected to be recognized over a weighted average term of approximately 1.7 years. Dividend equivalents accrue on the PRSUs and are subject to the same vesting and forfeiture terms as the PRSUs.
RSUs
In 2017, 2016 and 2015, approximately 0.3 million, 0.3 million and 0.3 million, respectively, RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $44.03 per share, $34.91 per share and $37.04 per share in 2017, 2016 and 2015, respectively. Dividend equivalents accrue on the RSUs and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity, excluding dividend equivalents, under the Omnibus Plan for the year ended December 31, 2017:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2017	417,712	$35.67
Granted	299,955	44.03
Vested	(163,221)	35.92
Forfeited	(23,228)	38.99
RSUs at December 31, 2017	531,218	$40.18

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

As of December 31, 2017, there was approximately $12.3 million of unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average term of 1.9 years.
Service Options
In 2014, we granted approximately 0.9 million service options, with a weighted average exercise price of $30.06 per share under the Omnibus Plan. The service options have a ten year life and generally vest in four equal annual installments, commencing on the first anniversary of the respective grant dates.
Exit Options
The outstanding exit options granted in 2010 under the Omnibus Plan have a ten year life and are fully vested and exercisable.
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
The Plan provided two types of stock options: service-related options and performance-related exit options. All of the outstanding service options and exit options granted under the Plan occurred prior to 2010 and have a ten year life. In addition, all of the service options and exit options outstanding under the Plan are fully vested and exercisable.
Service Options Summary
The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2017:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	1,687,925	$22.59
Granted	—	N/A
Exercised	(303,062)	18.31
Forfeited	(5,000)	25.80
Canceled	(274)	10.00
Outstanding at December 31, 2017	1,379,589	$23.54	5.1 years	$37.2
Exercisable at December 31, 2017	1,095,427	$21.87	4.8 years	$31.4
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2017. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $50.51 on December 31, 2017. The total intrinsic value of service options exercised during the years ended December 31, 2017, 2016 and 2015 was $8.1 million, $9.6 million and $11.0 million, respectively. The fair value of all vested and exercisable service options at December 31, 2017 and 2016 was $55.3 million and $49.0 million, respectively.
As of December 31, 2017, there was approximately $0.3 million of unrecognized compensation expense related to nonvested service options which is expected to be recognized over a weighted average term of 0.2 years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Exit Options Summary
The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2017:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	991,276	$11.90
Granted	—	N/A
Exercised	(444,877)	11.23
Forfeited	—	N/A
Canceled	(823)	10.00
Outstanding at December 31, 2017	545,576	$12.46	1.8 years	$20.8
Exercisable at December 31, 2017	545,576	$12.46	1.8 years	$20.8
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2017. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $50.51 on December 31, 2017. The total intrinsic value of exit options exercised during the years ended December 31, 2017, 2016 and 2015 was $14.7 million, $23.8 million and $35.9 million, respectively. The fair value of all vested and exercisable exit options at December 31, 2017 and 2016 was $27.6 million and $42.2 million, respectively. All compensation expense related to the exit options was recognized prior to 2015.
KAR Auction Services, Inc. Employee Stock Purchase Plan
A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP"). At December 31, 2017, 465,020 shares remain available for purchase under the ESPP. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense. A participant's combined payroll deductions and cash payments in the ESPP may not exceed $25,000 per year.
Share Repurchase Programs
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. In 2017 and 2016 we repurchased and retired 3,279,089 and 1,931,200 shares of common stock, respectively, in the open market at a weighted average price of $45.74 and $41.61 per share, respectively, under the October 2016 authorization.
In October 2014, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 28, 2016. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases was subject to market and other conditions. In 2015 we repurchased and retired a total of 744,900 shares of common stock in the open market at a weighted average price of $37.04 per share. In 2016, we made no repurchases of common stock in the open market under the October 2014 authorization.
In August 2015, as part of the authorized program to repurchase common stock noted above, the Company entered into an accelerated share repurchase agreement under which it paid $200 million for an initial delivery of approximately 4.6 million shares of its common stock. The initial delivery of shares represented 90% of the shares anticipated to be repurchased based on

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
Note 5—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$362.0	$222.4	$214.6
Weighted average common shares outstanding	136.3	137.6	140.1
Effect of dilutive stock options and restricted stock awards	1.7	1.5	2.2
Weighted average common shares outstanding and potential common shares	138.0	139.1	142.3
Net income per share
Basic	$2.66	$1.62	$1.53
Diluted	$2.62	$1.60	$1.51
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the years ended December 31, 2017, 2016 and 2015 respectively. In addition, approximately 0.5 million, 0.5 million and 0.3 million PRSUs were excluded from the calculation of diluted net income per share for the years ended December 31, 2017, 2016 and 2015, respectively. Total options outstanding at December 31, 2017, 2016 and 2015 were 1.9 million, 2.7 million and 4.0 million, respectively.
Note 6—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2017	2016	2015
Allowance for Credit Losses
Balance at beginning of period	$12.0	$9.0	$8.0
Provision for credit losses	33.9	30.7	16.0
Recoveries	5.3	4.2	4.1
Less charge-offs	(38.2)	(31.9)	(19.1)
Balance at end of period	$13.0	$12.0	$9.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2017	2016	2015
Allowance for Doubtful Accounts
Balance at beginning of period	$13.0	$6.6	$6.3
Provision for credit losses	4.6	9.8	2.8
Less net charge-offs	(6.4)	(3.4)	(2.5)
Balance at end of period	$11.2	$13.0	$6.6
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at December 31, 2017.
In December 2016, AFC and AFC Funding Corporation entered into the Seventh Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.25 billion to $1.50 billion and extended the facility's maturity date from June 29, 2018 to January 31, 2020. In addition, the definition of eligible receivables was expanded and the tangible net worth requirement increased. We capitalized approximately $12.7 million of costs in connection with the Receivables Purchase Agreement. In addition, we recorded a $1.4 million pretax charge resulting from the write-off of a portion of the unamortized securitization issuance costs. In March 2016, we also capitalized approximately $0.8 million of costs in connection with an amendment to the agreement.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at December 31, 2017. In December 2016, AFCI entered into the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from June 29, 2018 to January 31, 2020. We capitalized approximately $0.7 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2017		Net Credit Losses During 2017
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,901.1	$12.1	$32.9
Other loans	11.5	—	—
Total receivables managed	$1,912.6	$12.1	$32.9

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

	December 31, 2016		Net Credit Losses During 2016
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,781.1	$12.0	$27.7
Other loans	11.1	—	—
Total receivables managed	$1,792.2	$12.0	$27.7
AFC's allowance for losses was $13.0 million and $12.0 million at December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, $1,893.2 million and $1,774.8 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	December 31, 2017	December 31, 2016
Obligations collateralized by finance receivables, gross	$1,371.4	$1,300.0
Unamortized securitization issuance costs	(13.3)	(19.7)
Obligations collateralized by finance receivables	$1,358.1	$1,280.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2017, we were in compliance with the covenants in the securitization agreements.
Note 8—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2015	$1,039.4	$537.5	$219.0	$1,795.9
Increase for acquisition activity	224.1	0.8	44.7	269.6
Other	(6.6)	(1.9)	—	(8.5)
Balance at December 31, 2016	$1,256.9	$536.4	$263.7	$2,057.0
Increase for acquisition activity	130.7	—	—	130.7
Other	2.8	1.2	—	4.0
Balance at December 31, 2017	$1,390.4	$537.6	$263.7	$2,191.7
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2017 and 2016 primarily as a result of acquisitions. A portion of the goodwill resulting from the businesses acquired in 2017 and 2016 is expected to be deductible for tax purposes. The "other" category includes the impact of fluctuations in exchange rates.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

A summary of customer relationships is as follows (in millions):

		December 31, 2017			December 31, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$1,180.6	$(805.0)	$375.6	$1,168.8	$(707.8)	$461.0
The increase in customer relationships in 2017 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships, as well as changes in the Canadian exchange rate.
A summary of other intangibles is as follows (in millions):

		December 31, 2017			December 31, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$203.4	$(8.6)	$194.8	$201.1	$(6.9)	$194.2
Computer software & technology	3 - 13	470.9	(315.6)	155.3	404.8	(279.7)	125.1
Covenants not to compete	1 - 5	15.0	(14.5)	0.5	15.8	(15.0)	0.8
Total		$689.3	$(338.7)	$350.6	$621.7	$(301.6)	$320.1
Other intangibles increased in 2017 primarily as a result of computer software additions and acquisitions, partially offset by the amortization of existing intangibles. The carrying amount of tradenames with an indefinite life was approximately $187.5 million at December 31, 2017 and 2016.
Amortization expense for customer relationships and other intangibles was $162.6 million, $151.0 million and $138.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense on existing intangible assets for the next five years is $138.6 million for 2018, $110.5 million for 2019, $75.1 million for 2020, $44.9 million for 2021 and $36.7 million for 2022.
Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2017	2016
Land		$270.9	$266.4
Buildings	5 - 40	249.5	244.7
Land improvements	5 - 20	173.8	167.7
Building and leasehold improvements	3 - 33	436.8	384.5
Furniture, fixtures and equipment	1 - 10	456.4	388.6
Vehicles	3 - 10	22.3	19.1
Construction in progress		53.6	27.1
		1,663.3	1,498.1
Accumulated depreciation		(755.1)	(655.6)
Property and equipment, net		$908.2	$842.5
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $102.0 million, $89.6 million and $74.8 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2017	2016
Furniture, fixtures and equipment	$180.0	$149.2
Accumulated depreciation	(119.2)	(94.2)
Capital lease assets	$60.8	$55.0

Note 10—Self Insurance and Retained Loss Reserves
We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers' compensation claims. We have insurance coverage that limits the exposure on individual claims. We also had insurance coverage that limited the total exposure to overall automobile, general liability and workers' compensation claims in 2016 and 2015. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, we record an accrual for the claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and workers' compensation expenses are included in "Accrued employee benefits and compensation expenses" while accrued automobile and general liability expenses are included in "Other accrued expenses."
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$43.1	$36.1	$33.3
Net payments	(85.2)	(76.5)	(66.3)
Expense	87.4	83.5	69.1
Balance at end of period	$45.3	$43.1	$36.1
Individual stop-loss coverage for medical benefits was $0.5 million in 2017 and 2016. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2017 and 2016 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. There was no aggregate policy limit for the combined automobile, general liability and workers' compensation program for the 2017 policy year. The aggregate policy limits for the combined automobile, general liability and workers' compensation program was $30.4 million for the 2016 policy year.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2017	2016
Term Loan B-2	Adjusted LIBOR	+ 3.1875%	March 11, 2021	$—	$1,082.7
Term Loan B-3	Adjusted LIBOR	+ 3.50%	March 9, 2023	—	1,339.9
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	711.3	—
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,041.6	—
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	80.5
Senior notes		5.125%	June 1, 2025	950.0	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,702.9	2,503.1
Unamortized debt issuance costs/discounts				(22.8)	(32.8)
Current portion of long-term debt				(12.4)	(105.2)
Long-term debt				$2,667.7	$2,365.1
*The interest rates presented in the table above represent the rates in place at December 31, 2017. The weighted average interest rate on our variable rate debt was 4.15% and 4.39% at December 31, 2017 and 2016, respectively.
On May 31, 2017, the Company used proceeds from the issuance of $950 million senior notes and proceeds from the issuance of $1,767 million in the aggregate of Term Loan B-4 and Term Loan B-5 to repay Term Loan B-2 and Term Loan B-3 in full and to repay the outstanding balance on the revolving credit facility.
Credit Facility
On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing tranche B-2 term loans ("Term Loan B-2") remaining after the repayment with new tranche B-4 term loans in an aggregate principal amount of $717 million ("Term Loan B-4"), (ii) the refinancing and repricing of existing tranche B-3 term loans ("Term Loan B-3") remaining after the repayment with new tranche B-5 term loans in an aggregate principal amount of $1.05 billion ("Term Loan B-5") and (iii) a $350 million senior secured revolving credit facility (the "revolving credit facility"). A portion of the proceeds received from the issuance of the senior notes was used to repay a portion of Term Loan B-2 and Term Loan B-3, as well as the outstanding balance on the 2016 revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.8 million of debt issuance costs in connection with the Second Amendment.
On March 9, 2016, we entered into an Incremental Commitment Agreement and First Amendment (the "First Amendment") to the Credit Agreement. The First Amendment provided for, among other things, (i) a new seven-year senior secured term loan facility ("Term Loan B-3") and (ii) a $300 million, five-year senior secured revolving credit facility (the "2016 revolving credit facility"), which replaced the previously existing revolving credit facility (the "2014/2015 revolving credit facility"). The proceeds received from Term Loan B-3 were used to repay in full Term Loan B-1 and the amount outstanding on the second revolving credit facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $4.0 million in the first quarter of 2016. The loss was a result of the write-off of unamortized debt issuance costs associated with Term Loan B-1 and the 2014/2015 revolving credit facility. The First Amendment did not change the amount outstanding on Term Loan B-2, but did increase its interest rate margin. In addition, we capitalized approximately $18.0 million of debt issuance costs in connection with the First Amendment.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Credit Agreement provides that with respect to the revolving credit facility, up to $75 million is available for letters of credit and up to $90 million is available for swing line loans.
Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments commenced on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $5.7 million and $8.4 million of Term Loan B-4 and Term Loan B-5, respectively, for the year ended December 31, 2017. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2017.
As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.00% and 4.25% at December 31, 2017, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2017, there were no borrowings on the revolving credit facility and $80.5 million was drawn on the 2016 revolving credit facility at December 31, 2016. In addition, we had related outstanding letters of credit in the aggregate amount of $42.8 million and $29.7 million at December 31, 2017 and 2016, respectively, which reduce the amount available for borrowings under the respective revolving credit facility.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company will pay interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2017. We may redeem the senior notes, in whole or in part, at any time prior to June 1, 2020 at a redemption price equal to 100% of the principal amount plus a make-whole premium and thereafter at a premium that declines ratably to par in 2023. We capitalized approximately $14.7 million of debt issuance costs in connection with the senior notes. The senior notes are guaranteed by the Subsidiary Guarantors.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 50 basis points. There were no borrowings under the Canadian line of credit at December 31, 2017 or 2016. There were related letters of credit outstanding totaling approximately C$1.0 million and C$0.9 million at December 31, 2017 and 2016, respectively, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.
Future Principal Payments
At December 31, 2017, aggregate future principal payments on long-term debt are as follows (in millions):

2018	$12.4
2019	17.7
2020	17.7
2021	702.4
2022	10.5
Thereafter	1,942.2
$2,702.9
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
December 31, 2017, 2016 and 2015

similar instruments from commercial banks. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

Asset Derivatives
	December 31, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$2.6	Other assets	N/A
2015 Interest rate caps	Other assets	N/A	Other assets	$—
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2017	2016	2015
2017 Interest rate caps	Interest expense	$0.8	N/A	N/A
2015 Interest rate caps	Interest expense	—	$(0.7)	$(1.5)
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
As of December 31, 2017 and 2016, the estimated fair value of our long-term debt amounted to $2,735.1 million and $2,528.0 million, respectively. The estimates of fair value were based on broker-dealer quotes for our debt as of December 31, 2017 and 2016. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
Total future minimum lease payments for non-cancelable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2017 are as follows (in millions):

	Operating Leases	Capital Leases
2018	$133.3	$27.8
2019	126.0	19.3
2020	114.1	10.0
2021	105.9	0.3
2022	96.9	—
Thereafter	674.9	—
	$1,251.1	$57.4
Less: interest portion of capital leases		2.6
Total		$54.8
Total lease expense for the years ended December 31, 2017, 2016 and 2015 was $163.5 million, $134.8 million and $115.0 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Note 14—Income Taxes
The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Income before income taxes:
Domestic	$290.4	$265.8	$259.5
Foreign	107.6	89.5	81.0
Total	$398.0	$355.3	$340.5
Income tax expense (benefit):
Current:
Federal	$89.1	$100.1	$88.6
Foreign	30.3	22.9	22.6
State	10.1	14.1	9.7
Total current provision	129.5	137.1	120.9
Deferred:
Federal	(96.1)	(1.6)	6.5
Foreign	(3.6)	(2.4)	(1.8)
State	6.2	(0.2)	0.3
Total deferred provision	(93.5)	(4.2)	5.0
Income tax expense	$36.0	$132.9	$125.9
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net	2.3%	2.4%	2.1%
Reserves for tax exposures	(0.1)%	(0.2)%	0.3%
Change in valuation allowance	(0.6)%	0.6%	0.3%
International operations	(3.1)%	(0.8)%	(1.2)%
Stock-based compensation	(1.6)%	—%	—%
Impact of law and rate change	(23.2)%	—%	—%
Other, net	0.3%	0.4%	0.5%
Effective rate	9.0%	37.4%	37.0%

On December 22, 2017, U.S. tax reform (Tax Cuts and Jobs Act of 2017) was enacted. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate income tax rate reduction from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. As a result, the Company recorded a deferred income tax benefit of $102.7 million related to the remeasurement of its deferred tax assets and liabilities. In addition, the law imposes a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries. This resulted in the Company recording a current tax expense of $11.1 million.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2017 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a single non-current deferred income tax liability. Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2017	2016
Gross deferred tax assets:
Allowances for trade and finance receivables	$5.8	$9.1
Accruals and liabilities	50.5	62.6
Employee benefits and compensation	22.7	30.6
Net operating loss carryforwards	38.7	25.1
Investment basis difference	(2.1)	4.1
Other	9.6	11.6
Total deferred tax assets	125.2	143.1
Deferred tax asset valuation allowance	(28.1)	(26.4)
Total	97.1	116.7
Gross deferred tax liabilities:
Property and equipment	(94.3)	(120.0)
Goodwill and intangible assets	(179.6)	(274.6)
Other	(15.9)	(13.8)
Total	(289.8)	(408.4)
Net deferred tax liabilities	$(192.7)	$(291.7)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2018	$0.4
2019	0.3
2020	0.8
2021	0.8
2022	0.1
2023 to 2037	36.3
$38.7
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $282.9 million at December 31, 2017. This balance was impacted in the fourth quarter by management's change in assertion surrounding permanent reinvestment of undistributed earnings of our foreign subsidiaries. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $81.5 million, $79.2 million and $95.2 million in 2017, 2016 and 2015, respectively. State and foreign income taxes paid by us, net of refunds, totaled $44.5 million, $42.4 million and $34.7 million in 2017, 2016 and 2015, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2017	2016
Balance at beginning of period	$14.0	$14.9
Increase in prior year tax positions	0.2	1.2
Decrease in prior year tax positions	—	—
Increase in current year tax positions	1.6	1.4
Settlements	—	—
Lapse in statute of limitations	(4.1)	(3.5)
Balance at end of period	$11.7	$14.0
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $7.8 million at December 31, 2017 and 2016.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $2.4 million and $3.2 million in 2017 and 2016, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, United Kingdom and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2012.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $1.0 million to $2.5 million decrease.
Note 15—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2017, 2016 and 2015 we contributed $15.5 million, $13.0 million and $10.8 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. Liabilities for environmental matters included in "Other accrued expenses" were $0.1 million at December 31, 2017 and 2016. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
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
December 31, 2017, 2016 and 2015

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
Note 17—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2017	2016
Foreign currency translation loss	$(25.3)	$(49.4)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(25.2)	$(49.3)

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
ADESA Auctions encompasses all physical and online wholesale auctions throughout North America (U.S., Canada and Mexico). Beginning in October 2017, the ADESA Auctions segment includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time. Beginning in June 2016, the ADESA Auctions segment also includes ADESA Remarketing Limited (formerly known as GRS), an online whole car vehicle remarketing business in the United Kingdom. ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
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
December 31, 2017, 2016 and 2015

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
Financial information regarding our reportable segments is set forth below for the year ended December 31, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,937.5	$1,219.2	$301.3	$—	$3,458.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,123.9	778.1	85.2	—	1,987.2
Selling, general and administrative	360.0	107.1	30.9	142.2	640.2
Depreciation and amortization	113.1	93.1	31.3	27.1	264.6
Total operating expenses	1,597.0	978.3	147.4	169.3	2,892.0
Operating profit (loss)	340.5	240.9	153.9	(169.3)	566.0
Interest expense	1.2	—	43.6	119.2	164.0
Other (income) expense, net	(0.3)	(0.9)	—	(0.7)	(1.9)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Gain on previously held equity interest value	(21.6)	—	—	—	(21.6)
Intercompany expense (income)	47.4	37.8	(20.2)	(65.0)	—
Income (loss) before income taxes	313.8	204.0	130.5	(250.3)	398.0
Income taxes	52.9	38.0	26.6	(81.5)	36.0
Net income (loss)	$260.9	$166.0	$103.9	$(168.8)	$362.0
Total assets	$3,132.3	$1,438.4	$2,315.6	$98.0	$6,984.3
Capital expenditures	$66.9	$51.6	$6.1	$27.6	$152.2

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

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
December 31, 2017, 2016 and 2015

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2017	2016	2015
Operating revenues
U.S.	$3,010.3	$2,737.6	$2,337.9
Foreign	447.7	412.5	352.7
	$3,458.0	$3,150.1	$2,690.6

	December 31,
	2017	2016
Long-lived assets
U.S.	$3,452.4	$3,447.5
Foreign	394.5	268.9
	$3,846.9	$3,716.4
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Note 19—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2017 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$866.6	$858.0	$843.0	$890.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	501.2	481.7	479.2	525.1
Selling, general, and administrative	157.4	154.6	155.7	172.5
Depreciation and amortization	64.5	64.5	66.2	69.4
Total operating expenses	723.1	700.8	701.1	767.0
Operating profit	143.5	157.2	141.9	123.4
Interest expense	40.3	40.1	41.5	42.1
Other (income) expense, net	(0.1)	(1.5)	(0.1)	(0.2)
Loss on extinguishment of debt	—	27.5	—	—
Gain on previously held equity investment value	—	—	—	(21.6)
Income before income taxes	103.3	91.1	100.5	103.1
Income taxes	34.1	33.9	37.7	(69.7)
Net income	$69.2	$57.2	$62.8	$172.8
Basic net income per share of common stock	$0.51	$0.42	$0.46	$1.28
Diluted net income per share of common stock	$0.50	$0.41	$0.46	$1.27

2016 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$758.3	$788.5	$789.6	$813.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	432.0	447.6	459.5	488.3
Selling, general, and administrative	141.1	146.9	146.3	148.8
Depreciation and amortization	56.4	59.0	60.5	64.7
Total operating expenses	629.5	653.5	666.3	701.8
Operating profit	128.8	135.0	123.3	111.9
Interest expense	28.7	35.8	36.3	38.0
Other (income) expense, net	(1.3)	(0.3)	0.8	0.3
Loss on extinguishment of debt	4.0	—	—	1.4
Income before income taxes	97.4	99.5	86.2	72.2
Income taxes	36.7	37.7	31.8	26.7
Net income	$60.7	$61.8	$54.4	$45.5
Basic net income per share of common stock	$0.44	$0.45	$0.39	$0.33
Diluted net income per share of common stock	$0.44	$0.44	$0.39	$0.33

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015

Note 20—Subsequent Events

In February 2018, the Company acquired STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle physical, online and digital auction marketplaces and ancillary service providers. The purchase accounting related to this acquisition is incomplete. Financial results for STRATIM will be included in our consolidated financial statements beginning in the first quarter of 2018.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2018
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
James P. Hallett	64	Chief Executive Officer and Chairman of the Board of Directors
Donald S. Gottwald	51	Chief Operating Officer and Chief Strategy Officer
Peter J. Kelly	49	President of Digital Services and Chief Technology Officer
John W. Kett	54	Chief Executive Officer and President of IAA
Eric M. Loughmiller	58	Executive Vice President and Chief Financial Officer
James E. Money	55	President of AFC
Rebecca C. Polak	47	Chief Legal Officer and Secretary for KAR and President of TradeRev
Lisa A. Price	43	Executive Vice President of Human Resources
Benjamin Skuy	55	Executive Vice President of International Markets and Strategic Initiatives
John C. Hammer (1)	47	President of ADESA

(1) Stephane St-Hilaire has resigned from his position as the Chief Executive Officer and President of ADESA, effective as of February 28, 2018 and February 19, 2018, respectively, and was replaced by John C. Hammer, whose appointment as President was effective as of February 19, 2018.

James P. Hallett, 64, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hallett has served as the
Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as:
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

Donald S. Gottwald, 51, Chief Operating Officer and Chief Strategy Officer. Mr. Gottwald has been the Chief
Operating Officer since March 2014. Mr. Gottwald previously served as the Chief Executive Officer of AFC from January 2009 to March 2014. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October
2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC
Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and
Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services
Association and previously served on the association's board of directors. In addition, Mr. Gottwald serves on the Northwood
University Automotive Marketing Curriculum Advisory Board.

Peter J. Kelly, 49, President of Digital Services and Chief Technology Officer. Mr. Kelly has been the President of
Digital Services since December 2014 and the Chief Technology Officer since June 2013. Mr. Kelly was the President and
Chief Executive Officer of Openlane from February 2011 to June 2013. Previously, Mr. Kelly was President and Chief
Financial Officer of Openlane from February 2010 to February 2011. Prior to that, Mr. Kelly was Chief Financial Officer of
Openlane from May 2008 to February 2010. Mr. Kelly was a co-founder of Openlane in 1999 and served in a number of executive roles at Openlane from 1999 to 2008.

John W. Kett, 54, Chief Executive Officer and President of IAA. Mr. Kett has been Chief Executive Officer and
President of IAA since May 2014. Mr. Kett joined IAA in 2001 as Senior Vice President of Planning and Business
Development and was later promoted to Chief Financial Officer and then President. Prior to joining IAA, Mr. Kett served in a variety of senior financial and operational roles for Central Steel and Wire Co., Safelite Glass Corporation (formerly Vistar,
Inc.), Newark Electronics and Deloitte LLP.

Eric M. Loughmiller, 58, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive
Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice
President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr.
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

James E. Money, 55, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior
to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant.

Rebecca C. Polak, 47, Chief Legal Officer and Secretary for KAR and President of TradeRev. Ms. Polak has been
Chief Legal Officer and Secretary for KAR and President of TradeRev since October 2017. Ms. Polak previously served as
Executive Vice President, General Counsel and Secretary from April 2007 to October 2017, the Assistant General Counsel and
Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from
2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

Lisa A. Price, 43, Executive Vice President of Human Resources. Ms. Price has been the Executive Vice President of
Human Resources since June 2013. Ms. Price previously served as the Vice President of Employment and Litigation Counsel of
the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November
2005.

Benjamin Skuy, 55, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

John C. Hammer, 47, President of ADESA. Mr. Hammer assumed the role of President of ADESA effective February 19, 2018. Prior to ADESA, Mr. Hammer was Chief Executive Officer of U.S. Auto Sales, Inc. and U.S. Auto Finance, Inc. from June 2016 to February 2018, and Chief Executive Officer of Cruz Auto, LLC from June 2017 to February 2018. Mr. Hammer previously served as Chief Executive Officer and President of AFC from March 2014 to June 2016. Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has 25 years of experience in the automotive industry.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our
2018 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by
Reference."

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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2018 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	3,163,132	$20.39	5,903,018
Equity compensation plans not approved by security holders	—	—	—
Total	3,163,132	$20.39	5,903,018

(1)
Includes (a) service options, exit options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan. The amount of PRSUs outstanding at target of 706,749 have been included in the table above.

(2)
Awards issued by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $30.89. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.

(3)
The number of securities available for future issuance includes (a) 5,437,998 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 465,020 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 20, 2018
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 20, 2018
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ TODD F. BOURELL	Director	February 20, 2018
Todd F. Bourell

/s/ DONNA R. ECTON	Director	February 20, 2018
Donna R. Ecton

/s/ MARK E. HILL	Director	February 20, 2018
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 20, 2018
J. Mark Howell

/s/ LYNN JOLLIFFE	Director	February 20, 2018
Lynn Jolliffe

/s/ MICHAEL T. KESTNER	Director	February 20, 2018
Michael T. Kestner

/s/ JOHN P. LARSON	Lead Independent Director	February 20, 2018
John P. Larson

/s/ STEPHEN E. SMITH	Director	February 20, 2018
Stephen E. Smith

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1a		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto	8-K	001-34568	2.1	2/18/2016

2.1b
First Amendment to Asset Purchase Agreement, dated as of April 1, 2016, to that certain Asset Purchase Agreement dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Reno Auto Auction, L.L.C., BIAA, L.L.C., Brasher’s Auto Auctions, West Coast Auto Auctions, Inc. and the other parties thereto
			10-Q	001-34568	2.1b	5/4/2016

2.2		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Auto Auctions and the other parties thereto	8-K	001-34568	2.2	2/18/2016

2.3		Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., West Coast Auto Auctions, Inc., Brasher’s Cascade Auto Auction, Inc., Brasher’s Northwest Auto Auction, Inc., Brasher’s Sacramento Auto Auction, Inc., Brasher’s Fresno Auto Auction, Inc. and the other parties thereto	8-K	001-34568	2.3	2/18/2016

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald					X

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7a	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.10	2/18/2016

10.7b	*	Amendment to Employment Agreement, dated February 16, 2018, between KAR Auction Services, Inc. and John Kett					X

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak					X

10.9	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.10	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018					X

10.13a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.13b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.13c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.13d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.13e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.13f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	^	Seventh Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/24/2017

10.15a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

10.15b
Amending Agreement No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated January 30, 2017, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
			10-Q	001-34568	10.16b	5/10/2017

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.23a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.23b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.24		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.25a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.25b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.26a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.26b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.26c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.29	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.30	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers					X

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.35	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.37	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.38	*	Form of 2017 and 2018 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

_______________________________________________________________________________

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.