Form 10-Q
period 2018-03-31
KAR Auction Services, Inc.
filed 2018-05-09
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2018, 134,963,883 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues
ADESA Auction Services	$528.1	$498.0
IAA Salvage Services	337.3	297.4
AFC	85.1	71.2
Total operating revenues	950.5	866.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	535.0	501.2
Selling, general and administrative	187.4	157.4
Depreciation and amortization	70.3	64.5
Total operating expenses	792.7	723.1
Operating profit	157.8	143.5
Interest expense	41.5	40.3
Other income, net	(0.1)	(0.1)
Income before income taxes	116.4	103.3
Income taxes	26.4	34.1
Net income	$90.0	$69.2
Net income per share
Basic	$0.67	$0.51
Diluted	$0.66	$0.50
Dividends declared per common share	$0.35	$0.32

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$90.0	$69.2
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(6.9)	3.4
Comprehensive income	$83.1	$72.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$330.8	$317.2
Restricted cash	20.6	19.4
Trade receivables, net of allowances of $12.0 and $11.2	963.6	725.5
Finance receivables, net of allowances of $13.3 and $13.0	1,919.9	1,899.6
Other current assets	176.2	175.7
Total current assets	3,411.1	3,137.4
Other assets
Goodwill	2,212.0	2,191.7
Customer relationships, net of accumulated amortization of $825.9 and $805.0	353.0	375.6
Other intangible assets, net of accumulated amortization of $347.2 and $338.7	344.2	350.6
Other assets	36.3	20.8
Total other assets	2,945.5	2,938.7
Property and equipment, net of accumulated depreciation of $780.2 and $755.1	909.6	908.2
Total assets	$7,266.2	$6,984.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$942.7	$682.7
Accrued employee benefits and compensation expenses	77.1	104.4
Accrued interest	20.7	7.3
Other accrued expenses	167.9	171.5
Income taxes payable	1.3	5.8
Dividends payable	47.2	47.0
Obligations collateralized by finance receivables	1,354.2	1,358.1
Current maturities of long-term debt	16.8	12.4
Total current liabilities	2,627.9	2,389.2
Non-current liabilities
Long-term debt	2,664.3	2,667.7
Deferred income tax liabilities	194.5	192.7
Other liabilities	259.4	249.8
Total non-current liabilities	3,118.2	3,110.2
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2018: 134,956,732
December 31, 2017: 134,315,118	1.3	1.3
Additional paid-in capital	1,255.9	1,251.8
Retained earnings	295.0	257.0
Accumulated other comprehensive loss	(32.1)	(25.2)
Total stockholders' equity	1,520.1	1,484.9
Total liabilities and stockholders' equity	$7,266.2	$6,984.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				90.0		90.0
Other comprehensive loss					(6.9)	(6.9)
Issuance of common stock under stock plans	0.8		5.6			5.6
Surrender of RSUs for taxes	(0.1)		(9.7)			(9.7)
Stock-based compensation expense			6.4			6.4
Dividends earned under stock plans			1.8	(1.8)		—
Cash dividends declared to stockholders ($0.35 per share)				(47.2)		(47.2)
Balance at March 31, 2018	135.0	$1.3	$1,255.9	$295.0	$(32.1)	$1,520.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$90.0	$69.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.3	64.5
Provision for credit losses	9.6	11.6
Deferred income taxes	2.4	(3.1)
Amortization of debt issuance costs	2.7	2.5
Stock-based compensation	6.4	5.8
Gain on disposal of fixed assets	(0.1)	(0.3)
Other non-cash, net	(4.4)	2.9
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(249.9)	(94.3)
Accounts payable and accrued expenses	225.3	83.2
Net cash provided by operating activities	152.3	142.0
Investing activities
Net (increase) decrease in finance receivables held for investment	(29.6)	21.4
Acquisition of businesses (net of cash acquired)	(23.3)	—
Purchases of property, equipment and computer software	(38.7)	(37.2)
Advance to equity method investee	—	(5.0)
Proceeds from the sale of property and equipment	0.1	0.1
Net cash used by investing activities	(91.5)	(20.7)
Financing activities
Net increase in book overdrafts	23.1	31.4
Net decrease in borrowings from lines of credit	—	(67.2)
Net decrease in obligations collateralized by finance receivables	(3.0)	(41.0)
Payments for debt issuance costs/amendments	—	(0.1)
Payments on long-term debt	—	(6.1)
Payments on capital leases	(7.8)	(7.4)
Payments of contingent consideration and deferred acquisition costs	(3.0)	(3.0)
Issuance of common stock under stock plans	5.6	4.3
Tax withholding payments for vested RSUs	(9.7)	(3.6)
Dividends paid to stockholders	(47.0)	(43.7)
Net cash used by financing activities	(41.8)	(136.4)
Effect of exchange rate changes on cash	(4.2)	1.8
Net increase (decrease) in cash, cash equivalents and restricted cash	14.8	(13.3)
Cash, cash equivalents and restricted cash at beginning of period	336.6	219.7
Cash, cash equivalents and restricted cash at end of period	$351.4	$206.4
Cash paid for interest	$29.8	$37.1
Cash paid for taxes, net of refunds	$28.6	$39.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)
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

•
"Credit Facility" refers to the seven-year senior secured term loan B-2 facility ("Term Loan B-2"), the seven-year senior secured term loan B-3 facility ("Term Loan B-3"), the senior secured term loan B-4 facility due March 11, 2021 ("Term Loan B-4"), the senior secured term loan B-5 facility due March 9, 2023 ("Term Loan B-5"), the $350 million, senior secured revolving credit facility due March 9, 2021 (the "revolving credit facility"), and the $300 million, five-year senior secured revolving credit facility (the "2016 revolving credit facility"), the terms of which are set forth in the Credit Agreement. Term Loan B-2, Term Loan B-3 and the 2016 revolving credit facility were repaid in May 2017 with proceeds from Term Loan B-4, Term Loan B-5 and the senior notes (defined below);

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC");

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at March 31, 2018).
Business and Nature of Operations
As of March 31, 2018, we have a North American network of 75 ADESA whole car auction sites and 175 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time and ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 11 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 130 locations throughout the United States and Canada as of March 31, 2018. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Potential Spin-off
On February 27, 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business through a spin-off, creating a new independent, publicly traded company. The transaction is expected to be tax-free to shareholders and should be completed within 12 months from the announcement date, subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company ("IAA"), final approval of the board of directors and other customary matters.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 21, 2018. The 2017 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets, changes in litigation and other loss contingencies and changes in self insurance reserves.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Equity Method Investment
Prior to the acquisition of TradeRev in October 2017, the Company accounted for TradeRev as an equity method investment because we had the ability to exercise significant influence over operating and financial policies but did not have a controlling financial interest. The Company’s share in the net losses of TradeRev for the three months ended March 31, 2017, was $1.7 million. This amount was recorded to “Other income, net” in the consolidated statements of income.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance provides clarification on the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of revenue that is recognized. In preparation for the adoption of Topic 606, we assessed our contracts with customers, evaluated our revenue streams and compared current accounting practices to those required under the new standard. As a result of these efforts, we identified certain impacts to the presentation and timing of revenue recognition for a contract liability (deferred revenue) related to a material right associated with certain volume-related rebates. We have implemented the appropriate changes to our processes and controls to support recognition and disclosure under Topic 606.
We adopted Topic 606 in the first quarter of 2018 using the modified retrospective transition method and recognized the cumulative effect of initially applying the new standard as a decrease of $3.0 million to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company has included the disclosures required by Topic 606 below.

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of March 31, 2018. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
ADESA Auction Services
Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA's facilities or third party locations. ADESA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, ADESA records only its auction fees as revenue because it does not take title to the consigned vehicles and has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction. Our buyer fees and dealer seller fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.
IAA Salvage Services
Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Most of the vehicles that are sold through auctions are consigned to IAA by the seller and held at IAA's facilities. IAA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. IAA does not record the gross selling price of the consigned vehicles sold at auction as revenue. IAA seller revenues represent the combination of the inbound tow, processing, storage, titling, enhancing and auctioning of the vehicle and are recognized at the date the vehicles are sold at auction. Related costs are deferred and recognized at the time of sale. Generally, IAA buyer revenue is recognized on the date the vehicles are sold at auction. IAA typically enforces its rights to payment for

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

seller transactions through net settlement provisions following the sale of a vehicle. Buyer revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight-line basis, and certain buyer-related fees, which are recognized when payment is received.
AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Three Months Ended March 31,
AFC Revenue (in millions)	2018	2017
Interest and fee income	$81.9	$71.3
Other revenue	2.9	2.9
Provision for credit losses	(7.7)	(11.1)
Other service revenue	8.0	8.1
	$85.1	$71.2
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
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. The average term of the contracts originated in 2017 was approximately 1.7 years and PWI had unearned revenue of $33.3 million at March 31, 2018.
New Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Changes that do not impact the fair value, vesting conditions or classification of an award will not require modification accounting. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 in the first quarter of 2018 and the adoption did not have a material impact on the consolidated financial statements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 in the first quarter of 2018 and the adoption resulted in an increase of $0.5 million in net cash used by investing activities for the three months ended March 31, 2017. The increase related to reclassifying the changes in our restricted cash balance from investing activities to the cash and cash equivalents balances within the consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 in the first quarter of 2018 and the adoption did not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the ASU is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements and anticipates that the new guidance will significantly impact its consolidated financial statements, as the Company has a significant number of leases. Our current minimum commitments under non-cancelable operating leases are disclosed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 13 to the Consolidated Financial Statements of the same report. In addition, the recognition of these leases on our consolidated balance sheet would increase our net debt calculation which is included in the determination of our Consolidated Senior Secured Leverage Ratio. In this event, our Credit Agreement specifies that the covenant shall continue to be calculated as if the accounting standard had not been adopted and that we could enter into negotiations to amend such provisions in the Credit Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating our financial condition would be the same after the change as if such change had not been made.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Note 2—Acquisition
On February 1, 2018, the Company completed the acquisition of STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle physical, online and digital auction marketplaces and ancillary service providers.

The purchase price of STRATIM, net of cash acquired, was approximately $23.3 million. The purchase price for the acquired business was allocated to acquired assets and liabilities based upon fair values, including $2.3 million to intangible assets, representing the fair value of software of $1.4 million and acquired customer relationships of $0.9 million, which are being amortized over their expected useful lives. The purchased assets included accounts receivable, computer equipment and software. The purchase accounting associated with this acquisition is preliminary, subject to determination of tax attributes and final valuation results. The acquisition resulted in goodwill of $21.4 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of the acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results for the three months ended March 31, 2018. Financial results for STRATIM have been included in our consolidated financial statements from the date of acquisition.
Note 3—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. performance-based restricted stock units ("PRSUs"), service-based restricted stock units ("RSUs") and service options. We have classified the KAR Auction Services, Inc. PRSUs, RSUs and service options as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2018	2017
PRSUs	$3.4	$3.1
RSUs	2.9	2.2
Service options	0.1	0.5
Total stock-based compensation expense	$6.4	$5.8

PRSUs and RSUs
In the first quarter of 2018, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $54.11 per share, which was determined using the closing price of the Company's common stock on the grant date.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. No shares of common stock were repurchased during the first quarter of 2018. In 2017 we repurchased and retired 3,279,089 shares of common stock in the open market at a weighted average price of $45.74 per share under the October 2016 authorization.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$90.0	$69.2
Weighted average common shares outstanding	134.6	136.8
Effect of dilutive stock options and restricted stock awards	1.2	1.5
Weighted average common shares outstanding and potential common shares	135.8	138.3
Net income per share
Basic	$0.67	$0.51
Diluted	$0.66	$0.50
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for each of the three months ended March 31, 2018 and 2017. In addition, approximately 0.7 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2018 and 2017. Total options outstanding at March 31, 2018 and 2017 were 1.6 million and 2.4 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at March 31, 2018.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 31, 2020. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at March 31, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2018		Net Credit Losses Three Months Ended March 31, 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,921.7	$11.0	$7.4
Other loans	11.5	—	—
Total receivables managed	$1,933.2	$11.0	$7.4

	December 31, 2017		Net Credit Losses Three Months Ended March 31, 2017
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,901.1	$12.1	$10.9
Other loans	11.5	—	—
Total receivables managed	$1,912.6	$12.1	$10.9
AFC's allowance for losses was $13.3 million and $13.0 million at March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, $1,907.2 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	March 31, 2018	December 31, 2017
Obligations collateralized by finance receivables, gross	$1,365.9	$1,371.4
Unamortized securitization issuance costs	(11.7)	(13.3)
Obligations collateralized by finance receivables	$1,354.2	$1,358.1
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2018, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2018	December 31, 2017
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$711.3	$711.3
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,041.6	1,041.6
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,702.9	2,702.9
Unamortized debt issuance costs/discounts				(21.8)	(22.8)
Current portion of long-term debt				(16.8)	(12.4)
Long-term debt				$2,664.3	$2,667.7
*The interest rates presented in the table above represent the rates in place at March 31, 2018.
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
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-4 and Term Loan B-5 were 4.56% and 4.81% at March 31, 2018, respectively.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2018.
There were no borrowings on the revolving credit facility at March 31, 2018 and December 31, 2017. In addition, we had related outstanding letters of credit in the aggregate amount of $32.4 million and $42.8 million at March 31, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the respective revolving credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Fair Value of Debt

As of March 31, 2018, the estimated fair value of our long-term debt amounted to $2,705.8 million. The estimates of fair value were based on broker-dealer quotes for our debt as of March 31, 2018. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

•
In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each matures on September 30, 2019. We paid an aggregate amount of approximately $1.0 million for the caps in August 2017.

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

	Asset Derivatives
	March 31, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$7.3	Other assets	$2.6
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments		2018	2017
2017 Interest rate caps	Interest expense	$4.7	$(0.1)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Foreign currency translation loss	$(32.2)	$(25.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(32.1)	$(25.2)

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$528.1	$337.3	$85.1	$—	$950.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	306.0	206.7	22.3	—	535.0
Selling, general and administrative	108.8	30.5	8.0	40.1	187.4
Depreciation and amortization	31.2	24.1	7.8	7.2	70.3
Total operating expenses	446.0	261.3	38.1	47.3	792.7
Operating profit (loss)	82.1	76.0	47.0	(47.3)	157.8
Interest expense	0.6	—	13.4	27.5	41.5
Other (income) expense, net	(0.3)	—	—	0.2	(0.1)
Intercompany expense (income)	12.1	9.4	(0.5)	(21.0)	—
Income (loss) before income taxes	69.7	66.6	34.1	(54.0)	116.4
Income taxes	15.5	16.3	8.4	(13.8)	26.4
Net income (loss)	$54.2	$50.3	$25.7	$(40.2)	$90.0
Total assets	$3,278.5	$1,465.1	$2,329.9	$192.7	$7,266.2
Financial information regarding our reportable segments is set forth below for the three months ended March 31, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$498.0	$297.4	$71.2	$—	$866.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	290.9	189.1	21.2	—	501.2
Selling, general and administrative	87.3	25.9	7.9	36.3	157.4
Depreciation and amortization	27.1	23.2	7.8	6.4	64.5
Total operating expenses	405.3	238.2	36.9	42.7	723.1
Operating profit (loss)	92.7	59.2	34.3	(42.7)	143.5
Interest expense	0.2	—	10.3	29.8	40.3
Other (income) expense, net	0.4	(0.4)	—	(0.1)	(0.1)
Intercompany expense (income)	11.8	9.4	(8.7)	(12.5)	—
Income (loss) before income taxes	80.3	50.2	32.7	(59.9)	103.3
Income taxes	29.0	18.0	11.8	(24.7)	34.1
Net income (loss)	$51.3	$32.2	$20.9	$(35.2)	$69.2
Total assets	$2,994.7	$1,328.9	$2,171.4	$85.2	$6,580.2

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
March 31, 2018 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2018	2017
Operating revenues
U.S.	$828.6	$760.8
Foreign	121.9	105.8
	$950.5	$866.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; the potential spin-off of our salvage auction business; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018. Some of these factors include:

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	significant current competition and the introduction of new competitors;

•	competitive pricing pressures;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	costs associated with the acquisition of businesses or technologies;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	any losses of key personnel;

•	our ability to obtain land or renew/enter into new leases at commercially reasonable rates;

•	decreases in the number of used vehicles sold at physical auctions;

•	changes in the market value of vehicles auctioned, including changes in the actual cash value of salvage vehicles;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles, the processing of salvage vehicles and commercial lending activities;

•	our ability to maintain our brand and protect our intellectual property;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	the taxable nature of the potential spin-off of our salvage auction business (as described further below) and our ability to successfully complete the spin-off within the expected time frame;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 175 salvage vehicle auction sites in the United States and Canada at March 31, 2018. IAA also includes HBC, which operates from 11 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2018, AFC conducted business at 130 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Potential Spin-off
On February 27, 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business through a spin-off, creating a new independent, publicly traded company. The transaction is expected to be tax-free to shareholders and should be completed within 12 months from the announcement date, subject to customary regulatory approvals, the execution of intercompany agreements between the Company and IAA, final approval of the board of directors and other customary matters.
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
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. During the first three months of 2018, the price per ton of crushed auto bodies in North America ranged from $194 to $212 and finished March 2018 at $212. For comparison, during 2017, the price per ton of crushed auto bodies in North America ranged from $156 to $188.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$528.1	$498.0
IAA	337.3	297.4
AFC	85.1	71.2
Total revenues	950.5	866.6
Cost of services*	535.0	501.2
Gross profit*	415.5	365.4
Selling, general and administrative	187.4	157.4
Depreciation and amortization	70.3	64.5
Operating profit	157.8	143.5
Interest expense	41.5	40.3
Other income, net	(0.1)	(0.1)
Income before income taxes	116.4	103.3
Income taxes	26.4	34.1
Net income	$90.0	$69.2
Net income per share
Basic	$0.67	$0.51
Diluted	$0.66	$0.50

* Exclusive of depreciation and amortization
Overview
For the three months ended March 31, 2018, we had revenue of $950.5 million compared with revenue of $866.6 million for the three months ended March 31, 2017, an increase of 10%. Businesses acquired accounted for an increase in revenue of $7.0 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.8 million, or 9%, to $70.3 million for the three months ended March 31, 2018, compared with $64.5 million for the three months ended March 31, 2017. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2017 and 2018.
Interest Expense
Interest expense increased $1.2 million, or 3%, to $41.5 million for the three months ended March 31, 2018, compared with $40.3 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase of approximately $192 million in the average outstanding balance of corporate debt for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, as well as an increase in the weighted average interest rate for the same period of approximately 0.14%. In addition, there was an increase in interest expense at AFC of $3.1 million, which resulted from an increase in interest rates and increased borrowings under the U.S. securitization agreement for the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. The increases in interest expense were partially offset by an increase of $4.7 million in the fair values of our interest rate caps which were recognized as a reduction of interest expense.

Income Taxes
We had an effective tax rate of 22.7% for the three months ended March 31, 2018, compared with an effective tax rate of 33.0% for the three months ended March 31, 2017. Our effective tax rate was lower for the three months ended March 31, 2018 as compared with the three months ended March 31, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended March 31, 2018, fluctuations in the Canadian exchange rate increased revenue by $4.5 million, operating profit by $1.6 million, net income by $0.9 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended March 31,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$528.1	$498.0
Cost of services*	306.0	290.9
Gross profit*	222.1	207.1
Selling, general and administrative	108.8	87.3
Depreciation and amortization	31.2	27.1
Operating profit	$82.1	$92.7
Vehicles sold	878,000	818,000
Physical auction vehicles sold	569,000	603,000
Online only vehicles sold	309,000	215,000
Dealer consignment mix at physical auctions	41%	44%
Conversion rate at North American physical auctions	62.6%	61.8%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$820	$755
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$117	$111

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $30.1 million, or 6%, to $528.1 million for the three months ended March 31, 2018, compared with $498.0 million for the three months ended March 31, 2017. The increase in revenue was primarily a result of a 7% increase in the number of vehicles sold (5% increase excluding acquisitions), partially offset by a 1% decrease in average revenue per vehicle sold as the mix of vehicles sold online increased as compared to the number of vehicles sold at physical auction. Businesses acquired in the last 12 months accounted for an increase in revenue of $7.0 million. Revenue increased $3.2 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 13% increase in institutional volume (13% increase excluding acquisitions), including vehicles sold on our online only platform, partially offset by a 4% decrease in dealer consignment units sold (12% decrease excluding acquisitions) for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Online sales volume for ADESA represented approximately 52% of the total vehicles sold in the first quarter of 2018, compared with approximately 44% in the first quarter of 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform (TradeRev was acquired in the fourth quarter of 2017); (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 69% of ADESA's online sales volume. ADESA sold approximately 309,000 (including approximately 22,000 from 2017 acquisitions) and 215,000 vehicles through its online only offerings in the first quarter of 2018 and 2017, respectively, of which approximately 141,000 and 107,000 represented vehicle sales to grounding dealers in the first quarter of 2018 and 2017, respectively. For the three months ended March 31, 2018, dealer consignment vehicles represented approximately 41% of used vehicles sold at ADESA physical auction locations, compared with approximately 44% for the three months ended March 31, 2017. Vehicles sold at physical auction locations decreased 6% (6% decrease excluding acquisitions) in the first quarter of 2018, compared with the first quarter of 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 62.6% for the three months ended March 31, 2018, compared with 61.8% for the three months ended March 31, 2017.
Physical auction revenue per vehicle sold increased $65, or 9%, to $820 for the three months ended March 31, 2018, compared with $755 for the three months ended March 31, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in auction fees related to higher average transaction prices and lower margin ancillary and other related services revenue and an increase in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $8 to $131 for the three months ended March 31, 2018, compared with $123 for the three months ended March 31, 2017. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $117 and $111 for the three months ended March 31, 2018 and 2017, respectively. The remaining $6 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the three months ended March 31, 2018, gross profit for ADESA increased $15.0 million, or 7%, to $222.1 million, compared with $207.1 million for the three months ended March 31, 2017. Gross profit for ADESA was 42.1% of revenue for the three months ended March 31, 2018, compared with 41.6% of revenue for the three months ended March 31, 2017. The increase in gross profit percentage was mainly attributable to the increased mix of online only volume. Online only sales have a higher gross profit percentage than physical auction sales.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $21.5 million, or 25%, to $108.8 million for the three months ended March 31, 2018, compared with $87.3 million for the three months ended March 31, 2017, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $16.3 million, compensation expense of $2.2 million, supplies expense of $1.3 million, bad debt expense of $0.9 million, stock-based compensation expense of $0.6 million, information technology costs of $0.5 million and fluctuations in the Canadian exchange rate of $0.5 million, partially offset by a decrease in incentive-based compensation expense of $0.8 million.
IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
IAA revenue	$337.3	$297.4
Cost of services*	206.7	189.1
Gross profit*	130.6	108.3
Selling, general and administrative	30.5	25.9
Depreciation and amortization	24.1	23.2
Operating profit	$76.0	$59.2
Vehicles sold	643,000	592,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $39.9 million, or 13%, to $337.3 million for the three months ended March 31, 2018, compared with $297.4 million for the three months ended March 31, 2017. The increase in revenue was a result of an increase in vehicles sold of approximately 9% for the three months ended March 31, 2018. Revenue per vehicle sold increased 4% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, and included an increase in revenue of $1.1 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $3.1 million from HBC, which includes an increase in revenue of $1.1 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 4% at March 31, 2018, as compared to March 31, 2017. Vehicles sold under purchase agreements were approximately 4% and 5% of total salvage vehicles sold for the three months ended March 31, 2018 and 2017, respectively. North American online sales volumes for IAA for the three months ended March 31, 2018 and 2017 represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended March 31, 2018, gross profit at IAA increased to $130.6 million, or 38.7% of revenue, compared with $108.3 million, or 36.4% of revenue, for the three months ended March 31, 2017. The increase in gross profit was mainly attributable to a 13% increase in revenue, partially offset by a 9% increase in cost of services, which included costs associated with purchase contract vehicles and organic volume growth.
Excluding HBC, IAA's gross profit margin was 39.2% and 37.4% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, HBC had revenue of approximately $9.7 million and $12.8 million, respectively, and cost of services of approximately $7.6 million and $10.9 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $4.6 million, or 18%, to $30.5 million for the three months ended March 31, 2018, compared with $25.9 million for the three months ended March 31, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in incentive-based compensation expense of $1.1 million, compensation expense of $1.0 million, marketing expenses of $0.7 million, bad debt expense of $0.5 million and other miscellaneous expenses aggregating $1.3 million.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$81.9	$71.3
Other revenue	2.9	2.9
Provision for credit losses	(7.7)	(11.1)
Other service revenue	8.0	8.1
Total AFC revenue	85.1	71.2
Cost of services*	22.3	21.2
Gross profit*	62.8	50.0
Selling, general and administrative	8.0	7.9
Depreciation and amortization	7.8	7.8
Operating profit	$47.0	$34.3
Loan transactions	464,000	456,000
Revenue per loan transaction, excluding "Other service revenue"	$166	$138

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2018, AFC revenue increased $13.9 million, or 20%, to $85.1 million, compared with $71.2 million for the three months ended March 31, 2017. The increase in revenue was the result of a 20% increase in revenue per loan transaction and a 2% increase in loan transactions, partially offset by a 1% decrease in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of an increase in revenue of $0.3 million due to fluctuations in the Canadian exchange rate.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $28, or 20%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $8 for the three months ended March 31, 2018. The remaining $20 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.6% of the average managed receivables for the three months ended March 31, 2018 from 2.5% for the three months ended March 31, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended March 31, 2018, gross profit for the AFC segment increased $12.8 million, or 26%, to $62.8 million, or 73.8% of revenue, compared with $50.0 million, or 70.2% of revenue, for the three months ended March 31, 2017, primarily as a result of a 20% increase in revenue, which includes the decreased provision for credit losses, partially offset by a 5% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $1.1 million and incentive based compensation expense of $0.5 million, partially offset by decreases in PWI expenses of $0.3 million and other expenses aggregating $0.2 million. The floorplan lending business gross profit margin percentage increased from 76.6% to 79.0%.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.1 million, or 1%, to $8.0 million for the three months ended March 31, 2018, compared with $7.9 million for the three months ended March 31, 2017.
Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Selling, general and administrative	$40.1	$36.3
Depreciation and amortization	7.2	6.4
Operating loss	$(47.3)	$(42.7)
Selling, General and Administrative
For the three months ended March 31, 2018, selling, general and administrative expenses at the holding company increased $3.8 million, or 10%, to $40.1 million, compared with $36.3 million for the three months ended March 31, 2017, primarily as a result of increases in information technology costs of $1.4 million, professional fees of $1.3 million and compensation expense of $1.1 million. The Company has increased Holding Company expenses to support the growing businesses of KAR.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$330.8	$317.2	$188.0
Restricted cash	20.6	19.4	18.4
Working capital	783.2	748.2	554.0
Amounts available under Credit Facility*	350.0	350.0	286.7
Cash flow from operations for the three months ended	152.3		142.0

*
There were related outstanding letters of credit totaling approximately $32.4 million, $42.8 million and $35.9 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $86.8 million of available cash was held by our foreign subsidiaries at March 31, 2018. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.56% and 4.81% at March 31, 2018, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On March 31, 2018, $711.3 million was outstanding on Term Loan B-4, $1,041.6 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $32.4 million and $42.8 million at March 31, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at March 31, 2018. However, there were related letters of credit outstanding totaling approximately C$1.0 million at March 31, 2018, which reduce amounts available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended March 31, 2018 the ratio could not exceed 3.5 to 1.0. Our consolidated senior secured leverage ratio, including capital lease obligations of $48.0 million, was 1.96 to 1.0 at March 31, 2018.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2018.

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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at March 31, 2018.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third party conduit (separate from the U.S. facility) and was C$125 million at March 31, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,933.2 million and $1,912.6 million at March 31, 2018 and December 31, 2017, respectively. AFC's allowance for losses was $13.3 million and $13.0 million at March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, $1,907.2 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,354.2 million and $1,358.1 million of obligations collateralized by finance receivables at March 31, 2018 and December 31, 2017, respectively. There were unamortized securitization issuance costs of approximately $11.7 million and $13.3 million at March 31, 2018 and December 31, 2017, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2018, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$54.2	$50.3	$25.7	$(40.2)	$90.0
Add back:
Income taxes	15.5	16.3	8.4	(13.8)	26.4
Interest expense, net of interest income	0.4	—	13.4	27.5	41.3
Depreciation and amortization	31.2	24.1	7.8	7.2	70.3
Intercompany interest	7.7	9.4	(0.5)	(16.6)	—
EBITDA	109.0	100.1	54.8	(35.9)	228.0
Intercompany charges	4.4	—	—	(4.4)	—
Non-cash stock-based compensation	2.1	1.0	0.5	3.1	6.7
Acquisition related costs	1.4	—	—	0.8	2.2
Securitization interest	—	—	(11.4)	—	(11.4)
Severance	1.5	—	—	—	1.5
Other	0.7	0.6	—	1.1	2.4
Total addbacks	10.1	1.6	(10.9)	0.6	1.4
Adjusted EBITDA	$119.1	$101.7	$43.9	$(35.3)	$229.4

	Three Months Ended March 31, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$51.3	$32.2	$20.9	$(35.2)	$69.2
Add back:
Income taxes	29.0	18.0	11.8	(24.7)	34.1
Interest expense, net of interest income	0.1	—	10.3	29.8	40.2
Depreciation and amortization	27.1	23.2	7.8	6.4	64.5
Intercompany interest	9.2	9.4	(8.7)	(9.9)	—
EBITDA	116.7	82.8	42.1	(33.6)	208.0
Intercompany charges	2.6	—	—	(2.6)	—
Non-cash stock-based compensation	1.5	0.9	0.5	3.1	6.0
Acquisition related costs	1.7	—	—	0.4	2.1
Securitization interest	—	—	(8.1)	—	(8.1)
Minority interest	1.7	—	—	—	1.7
Severance	0.5	0.2	—	—	0.7
Other	0.3	(0.1)	—	—	0.2
Total addbacks	8.3	1.0	(7.6)	0.9	2.6
Adjusted EBITDA	$125.0	$83.8	$34.5	$(32.7)	$210.6

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	March 31, 2018
Net income (loss)	$57.2	$62.8	$172.8	$90.0	$382.8
Add back:
Income taxes	33.9	37.7	(69.7)	26.4	28.3
Interest expense, net of interest income	39.9	40.7	41.8	41.3	163.7
Depreciation and amortization	64.5	66.2	69.4	70.3	270.4
EBITDA	195.5	207.4	214.3	228.0	845.2
Non-cash stock-based compensation	5.4	6.1	7.7	6.7	25.9
Loss on extinguishment of debt	27.5	—	—	—	27.5
Acquisition related costs	1.5	1.5	1.7	2.2	6.9
Securitization interest	(8.2)	(8.7)	(9.9)	(11.4)	(38.2)
Minority interest	1.0	1.6	0.1	—	2.7
(Gain)/Loss on asset sales	0.2	0.3	0.2	0.4	1.1
Gain on previously held equity interest value	—	—	(21.6)	—	(21.6)
Severance	0.8	0.5	0.9	1.5	3.7
Other	(0.2)	0.6	1.2	2.0	3.6
Total addbacks	28.0	1.9	(19.7)	1.4	11.6
Adjusted EBITDA	$223.5	$209.3	$194.6	$229.4	$856.8

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net cash provided by (used by):
Operating activities	$152.3	$142.0
Investing activities	(91.5)	(20.7)
Financing activities	(41.8)	(136.4)
Effect of exchange rate on cash	(4.2)	1.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$14.8	$(13.3)
Cash flow from operating activities was $152.3 million for the three months ended March 31, 2018, compared with $142.0 million for the three months ended March 31, 2017. The increase in operating cash flow was primarily attributable to increased profitability adjusted for non-cash items, partially offset by changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends.
Net cash used by investing activities was $91.5 million for the three months ended March 31, 2018, compared with $20.7 million for the three months ended March 31, 2017. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in the additional finance receivables held for investment of approximately $51.0 million; and

•	an increase in cash used for acquisitions of approximately $23.3 million.

Net cash used by financing activities was $41.8 million for the three months ended March 31, 2018, compared with $136.4 million for the three months ended March 31, 2017. The increase in net cash from financing activities was primarily attributable to:

•	no change in borrowings from lines of credit in the first quarter of 2018 compared with approximately $67.2 million of net repayments on lines of credit in the first quarter of 2017; and

•	a smaller decrease in the obligations collateralized by finance receivables of approximately $38.0 million;
partially offset by:

•	a smaller increase in book overdrafts in first quarter of 2018 compared with the first quarter of 2017.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2018 and 2017 approximated $38.7 million and $37.2 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $185 million for fiscal year 2018, including the purchase of IAA property in Florida for use during catastrophic events. Approximately half of the 2018 capital expenditures are expected to relate to technology-based investments. Anticipated capital expenditures are primarily attributable to improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.35 per share in 2018 using cash flow from operations, representing an annualized dividend of $1.40 per share. The following dividend information has been released for 2018:

•	On May 8, 2018, the Company announced a cash dividend of $0.35 per share that is payable on July 5, 2018, to stockholders of record at the close of business on June 21, 2018.

•	On February 20, 2018, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2018, to stockholders of record at the close of business on March 22, 2018.

•	On October 31, 2017, the Company announced a cash dividend of $0.35 per share that was paid on January 5, 2018, to stockholders of record at the close of business on December 20, 2017.
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
Acquisition
On February 1, 2018, the Company completed the acquisition of STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle physical, online and digital auction marketplaces and ancillary service providers.

The purchase price of STRATIM, net of cash acquired, was approximately $23.3 million. The purchase price for the acquired business was allocated to acquired assets and liabilities based upon fair values, including $2.3 million to intangible assets, representing the fair value of software of $1.4 million and acquired customer relationships of $0.9 million, which are being amortized over their expected useful lives. The purchased assets included accounts receivable, computer equipment and software. The purchase accounting associated with this acquisition is preliminary, subject to determination of tax attributes and final valuation results. The acquisition resulted in goodwill of $21.4 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of the acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results for the three months ended March 31, 2018. Financial results for STRATIM have been included in our consolidated financial statements from the date of acquisition.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017. Since December 31, 2017, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2017, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation positively affected net income by approximately $0.9 million for the three months ended March 31, 2018. A 1% decrease in the average Canadian exchange rate for the three months ended March 31, 2018 would have impacted net income by approximately $0.3 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeds 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each matures on September 30, 2019. We paid an aggregate amount of approximately $1.0 million for the caps in August 2017.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2018 would have resulted in an increase in interest expense of approximately $2.0 million. As of March 29, 2018, the three-month LIBOR rate on Term Loan B-4 and Term Loan B-5 exceeded the 2.0% cap rates. As such, $1.2 billion of our $1.8 billion in variable rate debt is no longer exposed to interest rate movements for the next three months.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believes IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision (ROD), detailing the final cleanup plan for the LDW Site. The ROD estimates the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup is 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council are beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicates that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. More recently, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expects the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. According to the most current EPA Fact Sheet for the LDW Site, the pre-design work is now expected to be completed sometime during 2018. Accordingly, RD/RA negotiations with all PRPs are now anticipated to begin late 2018 or early 2019. At this time, however, the Company does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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

Item 1A.    Risk Factors
In addition to the risks set forth below, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Other than as set forth below, there were no material changes during the quarter ended March 31, 2018 to the risk factors reported in our most recent Annual Report on Form 10-K. The risks described below and in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On February 27, 2018, our board of directors approved a plan to separate our salvage vehicle auction business from our whole car auction business through a spin-off, which would result in two independent, publicly-traded companies. Completion of the spin-off will be contingent upon customary closing conditions, including, among other things, authorization and approval of our board of directors of the final terms of the spin-off, receipt of a legal opinion regarding the tax-free status of the spin-off, execution of intercompany agreements, the effectiveness of a registration statement on Form 10 with the SEC, and market and certain other conditions. For these and other reasons, the spin-off may not be completed during the first quarter of 2019, as currently anticipated, if at all.

Even if the spin-off is not completed, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences, including, among others, the following:

•
execution of the spin-off will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us;

•	we may experience unanticipated competitive developments, including changes in the conditions of our salvage vehicle auction and whole car auction business’s respective markets;

•	we may experience increased difficulties in attracting, retaining and motivating employees during the pendency of the spin-off and following its completion;

•
we will be required to pay certain costs and expenses relating to the spin-off, such as legal, accounting and other professional fees, and may be required to pay tax costs resulting from certain internal restructuring transactions whether or not the spin-off is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the spin-off.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations and the price of our common stock.

The spin-off may not be beneficial.

We may not realize strategic, financial, operational or other benefits from the spin-off. As independent publicly-traded companies, the Company and IAA will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations.

Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the spin-off not occurred.

The spin-off may result in disruptions to, and negatively impact our relationships with, our customers and other business partners and the relationships with the customers and other business partners of IAA.

Uncertainty related to the spin-off may lead customers and other parties with which we currently do business or with which we and IAA may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us or IAA. These disruptions could have a material and adverse effect on our or IAA’s businesses, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the spin-off.

The spin-off could result in substantial tax liability.

It is a condition to the spin-off that we receive an opinion of our tax counsel on the basis of certain facts, representations, covenants and assumptions set forth in such opinion, substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify as a transaction that generally is tax-free to us and our stockholders, for U.S. federal income tax purposes, under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The opinion will rely on, among other things, various assumptions and representations as to factual matters made by us and the salvage vehicle auction business which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached in such opinion. The opinion will not be binding on the Internal Revenue Service (the “IRS”), or the courts, and notwithstanding the tax opinion, there can be no assurance that the IRS or the courts will not challenge the qualification of the spin-off as a transaction under Sections 368(a)(1)(D) or 355 or other provisions of the Code or that any such challenge would not prevail. In addition, the IRS could determine on audit that the spin-off should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion is not correct or has been violated, or that the spin-off should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution, or if the IRS were to disagree with the conclusions of the tax opinion.

If the spin-off is ultimately determined to be taxable, the spin-off could be treated as a taxable dividend to our stockholders for U.S. federal income tax purposes, and our stockholders could incur significant U.S. federal income tax liability. In addition, we and/or IAA could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or a tax matters agreement that we will enter into with IAA, if it is ultimately determined that certain related transactions were undertaken in anticipation of the spin-off are taxable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—		—	$269.7
February 1 - February 28	—		—	269.7
March 1 - March 31	—		—	269.7
Total	—		—

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

Item 6.    Exhibits, Financial Statement Schedules

a)	Exhibits—the exhibit index below is incorporated herein by reference as the list of exhibits required as part of this report.
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
		10-Q	001-34568	2.1b	5/4/2016

2.2	Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., Brasher’s Auto Auctions and the other parties thereto	8-K	001-34568	2.2	2/18/2016

2.3	Asset Purchase Agreement, dated as of February 17, 2016, by and among ADESA, Inc., West Coast Auto Auctions, Inc., Brasher’s Cascade Auto Auction, Inc., Brasher’s Northwest Auto Auction, Inc., Brasher’s Sacramento Auto Auction, Inc., Brasher’s Fresno Auto Auction, Inc. and the other parties thereto	8-K	001-34568	2.3	2/18/2016

3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2	Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1	Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a	Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7a	*	Employment Agreement, dated May 1, 2014, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.10	2/18/2016

10.7b	*	Amendment to Employment Agreement, dated February 16, 2018, between KAR Auction Services, Inc. and John Kett	10-K	001-34568	10.7b	2/21/2018

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.9	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2015	10-Q	001-34568	10.11	5/6/2015

10.10	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.13a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.13b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.13d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.13e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.13f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.14	^	Seventh Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/24/2017

10.15a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

10.15b
Amending Agreement No. 1 to Fourth Amended and Restated Receivables Purchase Agreement, dated January 30, 2017, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
			10-Q	001-34568	10.16b	5/10/2017

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.23a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.23b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.24		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.25a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.25b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.26a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.26b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.26c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.29	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.30	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.35	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.36	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.37	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.38	*	Form of 2017 and 2018 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

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

KAR Auction Services, Inc.
(Registrant)

Date:	May 9, 2018	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)