Form 10-Q
period 2018-06-30
KAR Auction Services, Inc.
filed 2018-08-08
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2018, 134,288,849 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
ADESA Auction Services	$538.3	$489.2	$1,066.4	$987.2
IAA Salvage Services	333.2	298.7	670.5	596.1
AFC	85.1	70.1	170.2	141.3
Total operating revenues	956.6	858.0	1,907.1	1,724.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	531.3	481.7	1,066.3	982.9
Selling, general and administrative	182.8	154.6	370.2	312.0
Depreciation and amortization	66.9	64.5	137.2	129.0
Total operating expenses	781.0	700.8	1,573.7	1,423.9
Operating profit	175.6	157.2	333.4	300.7
Interest expense	48.5	40.1	90.0	80.4
Other income, net	(1.3)	(1.5)	(1.4)	(1.6)
Loss on extinguishment of debt	—	27.5	—	27.5
Income before income taxes	128.4	91.1	244.8	194.4
Income taxes	35.2	33.9	61.6	68.0
Net income	$93.2	$57.2	$183.2	$126.4
Net income per share
Basic	$0.69	$0.42	$1.36	$0.92
Diluted	$0.69	$0.41	$1.35	$0.91
Dividends declared per common share	$0.35	$0.32	$0.70	$0.64

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$93.2	$57.2	$183.2	$126.4
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(11.4)	10.3	(18.3)	13.7
Comprehensive income	$81.8	$67.5	$164.9	$140.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$369.8	$317.2
Restricted cash	20.7	19.4
Trade receivables, net of allowances of $11.7 and $11.2	840.1	725.5
Finance receivables, net of allowances of $13.5 and $13.0	1,945.1	1,899.6
Other current assets	185.6	175.7
Total current assets	3,361.3	3,137.4
Other assets
Goodwill	2,208.5	2,191.7
Customer relationships, net of accumulated amortization of $842.6 and $805.0	332.5	375.6
Other intangible assets, net of accumulated amortization of $365.6 and $338.7	348.4	350.6
Other assets	38.9	20.8
Total other assets	2,928.3	2,938.7
Property and equipment, net of accumulated depreciation of $805.9 and $755.1	904.5	908.2
Total assets	$7,194.1	$6,984.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$874.4	$682.7
Accrued employee benefits and compensation expenses	91.4	104.4
Accrued interest	8.7	7.3
Other accrued expenses	164.3	171.5
Income taxes payable	2.7	5.8
Dividends payable	47.0	47.0
Obligations collateralized by finance receivables	1,358.0	1,358.1
Current maturities of long-term debt	17.7	12.4
Total current liabilities	2,564.2	2,389.2
Non-current liabilities
Long-term debt	2,660.9	2,667.7
Deferred income tax liabilities	192.0	192.7
Other liabilities	264.5	249.8
Total non-current liabilities	3,117.4	3,110.2
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2018: 134,218,441
December 31, 2017: 134,315,118	1.3	1.3
Additional paid-in capital	1,213.6	1,251.8
Retained earnings	341.1	257.0
Accumulated other comprehensive loss	(43.5)	(25.2)
Total stockholders' equity	1,512.5	1,484.9
Total liabilities and stockholders' equity	$7,194.1	$6,984.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				183.2		183.2
Other comprehensive loss					(18.3)	(18.3)
Issuance of common stock under stock plans	1.0		8.4			8.4
Surrender of RSUs for taxes	(0.2)		(10.0)			(10.0)
Repurchase and retirement of common stock	(0.9)		(50.0)			(50.0)
Stock-based compensation expense			11.5			11.5
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($0.70 per share)				(94.2)		(94.2)
Balance at June 30, 2018	134.2	$1.3	$1,213.6	$341.1	$(43.5)	$1,512.5

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$183.2	$126.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.2	129.0
Provision for credit losses	17.7	24.0
Deferred income taxes	0.1	6.8
Amortization of debt issuance costs	5.3	5.1
Stock-based compensation	11.5	11.0
Gain on disposal of fixed assets	(0.3)	(0.5)
Loss on extinguishment of debt	—	27.5
Other non-cash, net	(2.6)	4.9
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(137.8)	(24.3)
Accounts payable and accrued expenses	172.4	64.0
Net cash provided by operating activities	386.7	373.9
Investing activities
Net (increase) decrease in finance receivables held for investment	(63.0)	36.4
Acquisition of businesses (net of cash acquired)	(23.3)	(47.0)
Purchases of property, equipment and computer software	(80.2)	(75.4)
Advance to equity method investee	—	(5.0)
Proceeds from the sale of property and equipment	1.0	0.3
Net cash used by investing activities	(165.5)	(90.7)
Financing activities
Net increase in book overdrafts	13.7	16.7
Net decrease in borrowings from lines of credit	—	(80.5)
Net increase (decrease) in obligations collateralized by finance receivables	1.0	(62.0)
Proceeds from long-term debt	—	2,717.0
Payments for debt issuance costs/amendments	—	(21.8)
Payments on long-term debt	(3.6)	(2,422.6)
Payments on capital leases	(15.4)	(14.9)
Payments of contingent consideration and deferred acquisition costs	(7.4)	(7.0)
Initial net investment for interest rate caps	—	(0.7)
Issuance of common stock under stock plans	8.4	6.9
Tax withholding payments for vested RSUs	(10.0)	(5.7)
Repurchase of common stock	(50.0)	—
Dividends paid to stockholders	(94.2)	(87.6)
Net cash (used by) provided by financing activities	(157.5)	37.8
Effect of exchange rate changes on cash	(9.8)	8.0
Net increase in cash, cash equivalents and restricted cash	53.9	329.0
Cash, cash equivalents and restricted cash at beginning of period	336.6	219.7
Cash, cash equivalents and restricted cash at end of period	$390.5	$548.7
Cash paid for interest, net of proceeds from interest rate caps	$88.0	$69.3
Cash paid for taxes, net of refunds	$71.7	$54.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)
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

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at June 30, 2018).
Business and Nature of Operations
As of June 30, 2018, we have a North American network of 75 ADESA whole car auction sites and 177 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time and ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 14 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 130 locations throughout the United States and Canada as of June 30, 2018. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Potential Spin-off
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business through a spin-off. The Company also announced that the separation was subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company, final approval of the board of directors and other customary matters.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets, changes in litigation and other loss contingencies and changes in self-insurance reserves.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Equity Method Investment
Prior to the acquisition of TradeRev in October 2017, the Company accounted for TradeRev as an equity method investment because we had the ability to exercise significant influence over operating and financial policies but did not have a controlling financial interest. The Company’s share in the net losses of TradeRev for the three and six months ended June 30, 2017, was $1.0 million and $2.7 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.
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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of June 30, 2018. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
ADESA Auction Services
Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA's facilities or third-party locations. ADESA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, ADESA records only its auction fees as revenue because it does not take title to the consigned vehicles and has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction. Our buyer fees and dealer seller fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while institutional seller fees are typically fixed. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.
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
June 30, 2018 (Unaudited)

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
AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
AFC Revenue (in millions)	2018	2017	2018	2017
Interest and fee income	$80.5	$70.0	$162.4	$141.3
Other revenue	3.3	3.0	6.2	5.9
Provision for credit losses	(7.1)	(11.4)	(14.8)	(22.5)
Other service revenue	8.4	8.5	16.4	16.6
	$85.1	$70.1	$170.2	$141.3
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
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. The average term of the contracts originated in 2017 was approximately 1.7 years and PWI had unearned revenue of $34.0 million at June 30, 2018.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 in the first quarter of 2018 and the adoption resulted in an increase of $0.4 million in net cash used by investing activities for the six months ended June 30, 2017. The increase related to reclassifying the changes in our restricted cash balance from investing activities to the cash and cash equivalents balances within the consolidated statements of cash flows.

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
June 30, 2018 (Unaudited)

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

The purchase price of STRATIM, net of cash acquired, was approximately $23.3 million. The purchase price for the acquired business was allocated to acquired assets and liabilities based upon fair values, including $1.8 million to intangible assets, representing the fair value of software of $1.4 million and acquired customer relationships of $0.4 million, which are being amortized over their expected useful lives. The purchased assets included accounts receivable, computer equipment and software. The purchase accounting associated with this acquisition is preliminary, subject to determination of tax attributes and final valuation results. The acquisition resulted in goodwill of $22.0 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of the acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results for the six months ended June 30, 2018. Financial results for STRATIM have been included in our consolidated financial statements from the date of acquisition.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PRSUs	$2.2	$2.5	$5.6	$5.6
RSUs	2.8	2.3	5.7	4.5
Service options	0.1	0.4	0.2	0.9
Total stock-based compensation expense	$5.1	$5.2	$11.5	$11.0

PRSUs and RSUs
In the first six months of 2018, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $54.11 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. During the three months ended June 30, 2018, we repurchased and retired a total of 932,400 shares of common stock in the open market at a weighted average price of $53.62 per share under the October 2016 authorization. In 2017 we repurchased and retired 3,279,089 shares of common stock in the open market at a weighted average price of $45.74 per share under the October 2016 authorization.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$93.2	$57.2	$183.2	$126.4
Weighted average common shares outstanding	134.6	137.2	134.6	137.0
Effect of dilutive stock options and restricted stock awards	1.0	1.2	1.2	1.4
Weighted average common shares outstanding and potential common shares	135.6	138.4	135.8	138.4
Net income per share
Basic	$0.69	$0.42	$1.36	$0.92
Diluted	$0.69	$0.41	$1.35	$0.91
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the three or six months ended June 30, 2018 and 2017. In addition, approximately 0.7 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended June 30, 2018 and 2017, and approximately 0.7 million PRSUs were excluded from the calculation of diluted net income per share for the six months ended June 30, 2018 and 2017. Total options outstanding at June 30, 2018 and 2017 were 1.4 million and 2.2 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at June 30, 2018.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 31, 2020. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2018		Net Credit Losses Three Months Ended June 30, 2018	Net Credit Losses Six Months Ended June 30, 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,946.7	$10.0	$6.8	$14.2
Other loans	11.9	—	—	—
Total receivables managed	$1,958.6	$10.0	$6.8	$14.2

	December 31, 2017		Net Credit Losses Three Months Ended June 30, 2017	Net Credit Losses Six Months Ended June 30, 2017
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,901.1	$12.1	$11.2	$22.1
Other loans	11.5	—	—	—
Total receivables managed	$1,912.6	$12.1	$11.2	$22.1
AFC's allowance for losses was $13.5 million and $13.0 million at June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, $1,909.3 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2018	December 31, 2017
Obligations collateralized by finance receivables, gross	$1,368.1	$1,371.4
Unamortized securitization issuance costs	(10.1)	(13.3)
Obligations collateralized by finance receivables	$1,358.0	$1,358.1
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2018, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2018	December 31, 2017
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$709.8	$711.3
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,039.5	1,041.6
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,699.3	2,702.9
Unamortized debt issuance costs				(20.7)	(22.8)
Current portion of long-term debt				(17.7)	(12.4)
Long-term debt				$2,660.9	$2,667.7
*The interest rates presented in the table above represent the rates in place at June 30, 2018.
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
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-4 and Term Loan B-5 were 4.38% and 4.63% at June 30, 2018, respectively.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2018.
There were no borrowings on the revolving credit facility at June 30, 2018 and December 31, 2017. In addition, we had related outstanding letters of credit in the aggregate amount of $32.4 million and $42.8 million at June 30, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the revolving credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Fair Value of Debt

As of June 30, 2018, the estimated fair value of our long-term debt amounted to $2,652.0 million. The estimates of fair value were based on broker-dealer quotes for our debt as of June 30, 2018. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

	Asset Derivatives
	June 30, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$7.7	Other assets	$2.6
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
2017 Interest rate caps	Interest expense	$1.4	$(0.4)	$6.1	$(0.5)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

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
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Foreign currency translation loss	$(43.6)	$(25.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(43.5)	$(25.2)

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$538.3	$333.2	$85.1	$—	$956.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	307.2	201.1	23.0	—	531.3
Selling, general and administrative	108.3	28.7	7.5	38.3	182.8
Depreciation and amortization	31.3	24.7	3.5	7.4	66.9
Total operating expenses	446.8	254.5	34.0	45.7	781.0
Operating profit (loss)	91.5	78.7	51.1	(45.7)	175.6
Interest expense	0.6	—	14.8	33.1	48.5
Other (income) expense, net	(0.2)	(0.8)	—	(0.3)	(1.3)
Intercompany expense (income)	7.6	9.5	(0.7)	(16.4)	—
Income (loss) before income taxes	83.5	70.0	37.0	(62.1)	128.4
Income taxes	23.5	17.6	9.3	(15.2)	35.2
Net income (loss)	$60.0	$52.4	$27.7	$(46.9)	$93.2
Total assets	$3,171.6	$1,421.6	$2,354.1	$246.8	$7,194.1
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$489.2	$298.7	$70.1	$—	$858.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	278.7	181.5	21.5	—	481.7
Selling, general and administrative	85.2	27.5	7.3	34.6	154.6
Depreciation and amortization	26.9	22.9	7.8	6.9	64.5
Total operating expenses	390.8	231.9	36.6	41.5	700.8
Operating profit (loss)	98.4	66.8	33.5	(41.5)	157.2
Interest expense	0.1	—	10.5	29.5	40.1
Other (income) expense, net	(0.7)	(0.5)	—	(0.3)	(1.5)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Intercompany expense (income)	11.5	9.4	(9.8)	(11.1)	—
Income (loss) before income taxes	87.5	57.9	32.8	(87.1)	91.1
Income taxes	33.8	20.6	12.5	(33.0)	33.9
Net income (loss)	$53.7	$37.3	$20.3	$(54.1)	$57.2
Total assets	$3,313.8	$1,311.7	$2,140.6	$90.6	$6,856.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,066.4	$670.5	$170.2	$—	$1,907.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	613.2	407.8	45.3	—	1,066.3
Selling, general and administrative	217.1	59.2	15.5	78.4	370.2
Depreciation and amortization	62.5	48.8	11.3	14.6	137.2
Total operating expenses	892.8	515.8	72.1	93.0	1,573.7
Operating profit (loss)	173.6	154.7	98.1	(93.0)	333.4
Interest expense	1.2	—	28.2	60.6	90.0
Other (income) expense, net	(0.5)	(0.8)	—	(0.1)	(1.4)
Intercompany expense (income)	19.7	18.9	(1.2)	(37.4)	—
Income (loss) before income taxes	153.2	136.6	71.1	(116.1)	244.8
Income taxes	39.0	33.9	17.7	(29.0)	61.6
Net income (loss)	$114.2	$102.7	$53.4	$(87.1)	$183.2
Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$987.2	$596.1	$141.3	$—	$1,724.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	569.6	370.6	42.7	—	982.9
Selling, general and administrative	172.5	53.4	15.2	70.9	312.0
Depreciation and amortization	54.0	46.1	15.6	13.3	129.0
Total operating expenses	796.1	470.1	73.5	84.2	1,423.9
Operating profit (loss)	191.1	126.0	67.8	(84.2)	300.7
Interest expense	0.3	—	20.8	59.3	80.4
Other (income) expense, net	(0.3)	(0.9)	—	(0.4)	(1.6)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Intercompany expense (income)	23.3	18.8	(18.5)	(23.6)	—
Income (loss) before income taxes	167.8	108.1	65.5	(147.0)	194.4
Income taxes	62.8	38.6	24.3	(57.7)	68.0
Net income (loss)	$105.0	$69.5	$41.2	$(89.3)	$126.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2018 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
U.S.	$824.5	$747.5	$1,653.1	$1,508.3
Foreign	132.1	110.5	254.0	216.3
	$956.6	$858.0	$1,907.1	$1,724.6

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 177 salvage vehicle auction sites in the United States and Canada at June 30, 2018. IAA also includes HBC, which operates from 14 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2018, AFC conducted business at 130 locations in the United States and Canada. The Company also sells vehicle service contracts through PWI.

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
Potential Spin-off
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business through a spin-off. The Company also announced that the separation was expected to be completed within 12 months from the announcement date, subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company, final approval of the board of directors and other customary matters.
The Company expects to complete the spin-off, but the transaction may be completed after the first quarter of 2019 as the Company pursues various strategic and operational initiatives, including potential acquisitions and completion of certain agreements between KAR and the salvage auction business. The completion of the spin-off continues to be subject to the above-referenced factors.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 9.9 million, 10.6 million and 11.1 million in 2015, 2016 and 2017, respectively. We expect that used vehicle auction volumes in North America, including online only volumes, will be over 11 million units in 2018, 2019 and 2020. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's annual survey and management estimates.
To provide long-term growth for ADESA, we are incurring costs to aggressively launch TradeRev in new U.S. markets. TradeRev incurred operating losses of $22.4 million for the six months ended June 30, 2018, and we are expecting similar operating losses in the second half of the year. The operating losses are attributable to selling, general and administrative expenses related to the rollout of TradeRev.
Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 18% in 2017, 17% in 2016 and 16% in 2015. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult. We believe that salvage auction industry volumes will grow 5% to 7% annually, for the foreseeable future.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. During the first six months of 2018, the price per ton of crushed auto bodies in North America ranged from $194 to $215 and finished June 2018 at $215. For comparison, during 2017, the price per ton of crushed auto bodies in North America ranged from $156 to $188.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 15,400 dealers in 2017, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1,700,000 in 2017.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$538.3	$489.2
IAA	333.2	298.7
AFC	85.1	70.1
Total revenues	956.6	858.0
Cost of services*	531.3	481.7
Gross profit*	425.3	376.3
Selling, general and administrative	182.8	154.6
Depreciation and amortization	66.9	64.5
Operating profit	175.6	157.2
Interest expense	48.5	40.1
Other income, net	(1.3)	(1.5)
Loss on extinguishment of debt	—	27.5
Income before income taxes	128.4	91.1
Income taxes	35.2	33.9
Net income	$93.2	$57.2
Net income per share
Basic	$0.69	$0.42
Diluted	$0.69	$0.41

* Exclusive of depreciation and amortization
Overview
For the three months ended June 30, 2018, we had revenue of $956.6 million compared with revenue of $858.0 million for the three months ended June 30, 2017, an increase of 11%. Businesses acquired accounted for an increase in revenue of $8.7 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.4 million, or 4%, to $66.9 million for the three months ended June 30, 2018, compared with $64.5 million for the three months ended June 30, 2017. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2017 and 2018.
Interest Expense
Interest expense increased $8.4 million, or 21%, to $48.5 million for the three months ended June 30, 2018, compared with $40.1 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase of approximately $161 million in the average outstanding balance of corporate debt for the three months ended June 30, 2018 compared with the three months ended June 30, 2017, as well as an increase in the weighted average interest rate for the same period of approximately 0.60%. In addition, there was an increase in interest expense at AFC of $4.3 million, which resulted from an increase in interest rates and increased borrowings under the U.S. securitization agreement for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. The increases in interest expense were partially offset by $0.9 million received from the counterparties to the interest rate cap agreements and an increase of $0.4 million in the fair values of our interest rate caps which were recognized as a reduction of interest expense.

Loss on Extinguishment of Debt
In May 2017, we amended our Credit Agreement and recorded a $27.5 million pre-tax charge resulting from the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3.
Income Taxes
We had an effective tax rate of 27.4% for the three months ended June 30, 2018, compared with an effective tax rate of 37.2% for the three months ended June 30, 2017. Our effective tax rate was lower for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended June 30, 2018, fluctuations in the Canadian exchange rate increased revenue by $4.4 million, operating profit by $1.8 million, net income by $1.0 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$538.3	$489.2
Cost of services*	307.2	278.7
Gross profit*	231.1	210.5
Selling, general and administrative	108.3	85.2
Depreciation and amortization	31.3	26.9
Operating profit	$91.5	$98.4
Vehicles sold	907,000	830,000
Physical auction vehicles sold	561,000	585,000
Online only vehicles sold	346,000	245,000
Dealer consignment mix at physical auctions	43%	46%
Conversion rate at North American physical auctions	62.4%	61.1%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$839	$748
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$118	$105

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $49.1 million, or 10%, to $538.3 million for the three months ended June 30, 2018, compared with $489.2 million for the three months ended June 30, 2017. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold (6% increase excluding acquisitions) and a 1% increase in average revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $8.7 million. Revenue increased $3.2 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 14% increase in institutional volume, including vehicles sold on our online only platform for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. Dealer consignment units sold was consistent (11% decrease excluding acquisitions) for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. Online sales volume for ADESA represented approximately 54% of the total vehicles sold in the second quarter of 2018, compared with approximately 46% in the second quarter of 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform (TradeRev was acquired in the fourth quarter of 2017); (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 73%

of ADESA's online sales volume. ADESA sold approximately 346,000 (including approximately 30,000 from 2017 acquisitions) and 245,000 vehicles through its online only offerings in the second quarter of 2018 and 2017, respectively, of which approximately 162,000 and 128,000 represented vehicle sales to grounding dealers in the second quarter of 2018 and 2017, respectively. For the three months ended June 30, 2018, dealer consignment vehicles represented approximately 43% of used vehicles sold at ADESA physical auction locations, compared with approximately 46% for the three months ended June 30, 2017. Vehicles sold at physical auction locations decreased 4% in the second quarter of 2018, compared with the second quarter of 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 62.4% for the three months ended June 30, 2018, compared with 61.1% for the three months ended June 30, 2017.
Physical auction revenue per vehicle sold increased $91, or 12%, to $839 for the three months ended June 30, 2018, compared with $748 for the three months ended June 30, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices and an increase in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $14 to $135 for the three months ended June 30, 2018, compared with $121 for the three months ended June 30, 2017. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $118 and $105 for the three months ended June 30, 2018 and 2017, respectively. The remaining $13 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the three months ended June 30, 2018, gross profit for ADESA increased $20.6 million, or 10%, to $231.1 million, compared with $210.5 million for the three months ended June 30, 2017. Gross profit for ADESA was 42.9% of revenue for the three months ended June 30, 2018, compared with 43.0% of revenue for the three months ended June 30, 2017.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $23.1 million, or 27%, to $108.3 million for the three months ended June 30, 2018, compared with $85.2 million for the three months ended June 30, 2017, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $16.5 million, compensation expense of $2.2 million, incentive-based compensation expense of $1.6 million, information technology costs of $0.9 million, fluctuations in the Canadian exchange rate of $0.5 million and other miscellaneous expenses aggregating $1.4 million.
IAA Results

	Three Months Ended June 30,
(Dollars in millions)	2018	2017
IAA revenue	$333.2	$298.7
Cost of services*	201.1	181.5
Gross profit*	132.1	117.2
Selling, general and administrative	28.7	27.5
Depreciation and amortization	24.7	22.9
Operating profit	$78.7	$66.8
Vehicles sold	623,000	580,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $34.5 million, or 12%, to $333.2 million for the three months ended June 30, 2018, compared with $298.7 million for the three months ended June 30, 2017. The increase in revenue was a result of an increase in vehicles sold of approximately 7% for the three months ended June 30, 2018. Revenue per vehicle sold increased 4% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017, and included an increase in revenue of

$1.0 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $1.9 million from HBC, which includes an increase in revenue of $0.5 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 2% at June 30, 2018, as compared to June 30, 2017. Vehicles sold under purchase agreements were approximately 4% and 5% of total salvage vehicles sold for the three months ended June 30, 2018 and 2017, respectively. North American online sales volumes for IAA for the three months ended June 30, 2018 and 2017 represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended June 30, 2018, gross profit at IAA increased to $132.1 million, or 39.6% of revenue, compared with $117.2 million, or 39.2% of revenue, for the three months ended June 30, 2017. The increase in gross profit was mainly attributable to a 12% increase in revenue, partially offset by a 11% increase in cost of services, which included costs associated with purchase contract vehicles and organic volume growth.
Excluding HBC, IAA's gross profit margin was 40.2% for the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018 and 2017, HBC had revenue of approximately $8.3 million and $10.2 million, respectively, and cost of services of approximately $6.8 million and $8.9 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $1.2 million, or 4%, to $28.7 million for the three months ended June 30, 2018, compared with $27.5 million for the three months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $0.9 million and other miscellaneous expenses aggregating $1.0 million, partially offset by a decrease in marketing expenses of $0.7 million.
AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$80.5	$70.0
Other revenue	3.3	3.0
Provision for credit losses	(7.1)	(11.4)
Other service revenue	8.4	8.5
Total AFC revenue	85.1	70.1
Cost of services*	23.0	21.5
Gross profit*	62.1	48.6
Selling, general and administrative	7.5	7.3
Depreciation and amortization	3.5	7.8
Operating profit	$51.1	$33.5
Loan transactions	435,000	416,000
Revenue per loan transaction, excluding "Other service revenue"	$177	$148

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2018, AFC revenue increased $15.0 million, or 21%, to $85.1 million, compared with $70.1 million for the three months ended June 30, 2017. The increase in revenue was the result of a 20% increase in revenue per loan transaction and a 5% increase in loan transactions, partially offset by a 1% decrease in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of an increase in revenue of $0.2 million due to fluctuations in the Canadian exchange rate.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $29, or 20%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $11 for the three months ended June 30, 2018. The remaining $18 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases, as well as an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.5% of the average managed receivables for the three months ended June 30, 2018 from 2.6% for the three months ended June 30, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended June 30, 2018, gross profit for the AFC segment increased $13.5 million, or 28%, to $62.1 million, or 73.0% of revenue, compared with $48.6 million, or 69.3% of revenue, for the three months ended June 30, 2017, primarily as a result of a 21% increase in revenue, which includes the decreased provision for credit losses, partially offset by a 7% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $1.0 million, incentive based compensation expense of $0.3 million and other expenses aggregating $0.4 million, partially offset by a decrease in PWI expenses of $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.2 million, or 3%, to $7.5 million for the three months ended June 30, 2018, compared with $7.3 million for the three months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to an increase in incentive-based compensation expense of $0.8 million, partially offset by a decrease in selling, general and administrative costs at PWI of $0.2 million and decreases in compensation expense of $0.2 million and other miscellaneous expenses of $0.2 million.
Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2018	2017
Selling, general and administrative	$38.3	$34.6
Depreciation and amortization	7.4	6.9
Operating loss	$(45.7)	$(41.5)
Selling, General and Administrative
For the three months ended June 30, 2018, selling, general and administrative expenses at the holding company increased $3.7 million, or 11%, to $38.3 million, compared with $34.6 million for the three months ended June 30, 2017, primarily as a result of increases in professional fees associated with the IAA spin-off of $3.6 million, information technology costs of $0.9 million, compensation expense of $0.9 million and other miscellaneous expenses aggregating $0.6 million, partially offset by a decrease in medical expenses of $2.3 million.

Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$1,066.4	$987.2
IAA	670.5	596.1
AFC	170.2	141.3
Total revenues	1,907.1	1,724.6
Cost of services*	1,066.3	982.9
Gross profit*	840.8	741.7
Selling, general and administrative	370.2	312.0
Depreciation and amortization	137.2	129.0
Operating profit	333.4	300.7
Interest expense	90.0	80.4
Other income, net	(1.4)	(1.6)
Loss on extinguishment of debt	—	27.5
Income before income taxes	244.8	194.4
Income taxes	61.6	68.0
Net income	$183.2	$126.4
Net income per share
Basic	$1.36	$0.92
Diluted	$1.35	$0.91

* Exclusive of depreciation and amortization
Overview
For the six months ended June 30, 2018, we had revenue of $1,907.1 million compared with revenue of $1,724.6 million for the six months ended June 30, 2017, an increase of 11%. Businesses acquired accounted for an increase in revenue of $15.7 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $8.2 million, or 6%, to $137.2 million for the six months ended June 30, 2018, compared with $129.0 million for the six months ended June 30, 2017. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2017 and 2018.
Interest Expense
Interest expense increased $9.6 million, or 12%, to $90.0 million for the six months ended June 30, 2018, compared with $80.4 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase of approximately $176 million in the average outstanding balance of corporate debt for the six months ended June 30, 2018 compared with the six months ended June 30, 2017, as well as an increase in the weighted average interest rate for the same period of approximately 0.37%. In addition, there was an increase in interest expense at AFC of $7.4 million, which resulted from an increase in interest rates and increased borrowings under the U.S. securitization agreement for the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. The increases in interest expense were partially offset by $0.9 million received from the counterparties to the interest rate cap agreements and an increase of $5.1 million in the fair values of our interest rate caps which were recognized as a reduction of interest expense.

Loss on Extinguishment of Debt
In May 2017, we amended our Credit Agreement and recorded a $27.5 million pre-tax charge resulting from the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3.
Income Taxes
We had an effective tax rate of 25.2% for the six months ended June 30, 2018, compared with an effective tax rate of 35.0% for the six months ended June 30, 2017. Our effective tax rate was lower for the six months ended June 30, 2018 as compared with the six months ended June 30, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the six months ended June 30, 2018, fluctuations in the Canadian exchange rate increased revenue by $8.9 million, operating profit by $3.3 million, net income by $1.9 million and net income per diluted share by $0.01.
ADESA Results

	Six Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$1,066.4	$987.2
Cost of services*	613.2	569.6
Gross profit*	453.2	417.6
Selling, general and administrative	217.1	172.5
Depreciation and amortization	62.5	54.0
Operating profit	$173.6	$191.1
Vehicles sold	1,785,000	1,648,000
Physical auction vehicles sold	1,130,000	1,188,000
Online only vehicles sold	655,000	460,000
Dealer consignment mix at physical auctions	42%	45%
Conversion rate at North American physical auctions	62.5%	61.4%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$829	$751
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$117	$108

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $79.2 million, or 8%, to $1,066.4 million for the six months ended June 30, 2018, compared with $987.2 million for the six months ended June 30, 2017. The increase in revenue was primarily a result of an 8% increase in the number of vehicles sold (5% increase excluding acquisitions) and average revenue per vehicle sold was consistent. Businesses acquired in the last 12 months accounted for an increase in revenue of $15.7 million. Revenue increased $6.4 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 13% increase in institutional volume, including vehicles sold on our online only platform, partially offset by a 2% decrease in dealer consignment units sold (12% decrease excluding acquisitions) for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Online sales volume for ADESA represented approximately 53% of the total vehicles sold in the first six months of 2018, compared with approximately 45% in the first six months of 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform (TradeRev was acquired in the fourth quarter of 2017); (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 71% of ADESA's online sales volume. ADESA sold approximately

655,000 (including approximately 52,000 from 2017 acquisitions) and 460,000 vehicles through its online only offerings in the first six months of 2018 and 2017, respectively, of which approximately 303,000 and 235,000 represented vehicle sales to grounding dealers in the first six months of 2018 and 2017, respectively. For the six months ended June 30, 2018, dealer consignment vehicles represented approximately 42% of used vehicles sold at ADESA physical auction locations, compared with approximately 45% for the six months ended June 30, 2017. Vehicles sold at physical auction locations decreased 5% in the first six months of 2018, compared with the first six months of 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 62.5% for the six months ended June 30, 2018, compared with 61.4% for the six months ended June 30, 2017.
Physical auction revenue per vehicle sold increased $78, or 10%, to $829 for the six months ended June 30, 2018, compared with $751 for the six months ended June 30, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices and an increase in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $11 to $133 for the six months ended June 30, 2018, compared with $122 for the six months ended June 30, 2017. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $117 and $108 for the six months ended June 30, 2018 and 2017, respectively. The remaining $9 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the six months ended June 30, 2018, gross profit for ADESA increased $35.6 million, or 9%, to $453.2 million, compared with $417.6 million for the six months ended June 30, 2017. Gross profit for ADESA was 42.5% of revenue for the six months ended June 30, 2018, compared with 42.3% of revenue for the six months ended June 30, 2017. The increase in gross profit percentage was mainly attributable to the increased mix of online only volume. Online only sales have a higher gross profit percentage than physical auction sales.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $44.6 million, or 26%, to $217.1 million for the six months ended June 30, 2018, compared with $172.5 million for the six months ended June 30, 2017, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $32.8 million, compensation expense of $4.4 million, information technology costs of $1.4 million, supplies expense of $1.3 million, fluctuations in the Canadian exchange rate of $1.0 million, incentive-based compensation expense of $0.8 million, bad debt expense of $0.7 million, stock-based compensation expense of $0.7 million and other miscellaneous expenses aggregating $1.5 million.
IAA Results

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
IAA revenue	$670.5	$596.1
Cost of services*	407.8	370.6
Gross profit*	262.7	225.5
Selling, general and administrative	59.2	53.4
Depreciation and amortization	48.8	46.1
Operating profit	$154.7	$126.0
Vehicles sold	1,266,000	1,171,000

* Exclusive of depreciation and amortization

Revenue
Revenue from IAA increased $74.4 million, or 12%, to $670.5 million for the six months ended June 30, 2018, compared with $596.1 million for the six months ended June 30, 2017. The increase in revenue was a result of an increase in vehicles sold of approximately 8% for the six months ended June 30, 2018. Revenue per vehicle sold increased 4% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017, and included an increase in revenue of $2.1 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $5.0 million from HBC, which includes an increase in revenue of $1.6 million due to fluctuations in the U.K. exchange rate. Vehicles sold under purchase agreements were approximately 4% and 5% of total salvage vehicles sold for the six months ended June 30, 2018 and 2017, respectively. North American online sales volumes for IAA for the six months ended June 30, 2018 and 2017 represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the six months ended June 30, 2018, gross profit at IAA increased to $262.7 million, or 39.2% of revenue, compared with $225.5 million, or 37.8% of revenue, for the six months ended June 30, 2017. The increase in gross profit was mainly attributable to a 12% increase in revenue, partially offset by a 10% increase in cost of services, which included costs associated with purchase contract vehicles and organic volume growth.
Excluding HBC, IAA's gross profit margin was 39.7% and 38.8% for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, HBC had revenue of approximately $18.0 million and $23.0 million, respectively, and cost of services of approximately $14.4 million and $19.8 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $5.8 million, or 11%, to $59.2 million for the six months ended June 30, 2018, compared with $53.4 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $1.9 million, incentive-based compensation expense of $1.2 million, supply expenses of $0.7 million, bad debt expense of $0.7 million and other miscellaneous expenses aggregating $2.1 million, partially offset by decreases in telecom costs of $0.8 million.
AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$162.4	$141.3
Other revenue	6.2	5.9
Provision for credit losses	(14.8)	(22.5)
Other service revenue	16.4	16.6
Total AFC revenue	170.2	141.3
Cost of services*	45.3	42.7
Gross profit*	124.9	98.6
Selling, general and administrative	15.5	15.2
Depreciation and amortization	11.3	15.6
Operating profit	$98.1	$67.8
Loan transactions	899,000	872,000
Revenue per loan transaction, excluding "Other service revenue"	$171	$143

* Exclusive of depreciation and amortization

Revenue
For the six months ended June 30, 2018, AFC revenue increased $28.9 million, or 20%, to $170.2 million, compared with $141.3 million for the six months ended June 30, 2017. The increase in revenue was the result of a 20% increase in revenue per loan transaction and a 3% increase in loan transactions, partially offset by a 1% decrease in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of an increase in revenue of $0.4 million due to fluctuations in the Canadian exchange rate.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $28, or 20%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $9 for the six months ended June 30, 2018. The remaining $19 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases, as well as an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.5% of the average managed receivables for the six months ended June 30, 2018 from 2.6% for the six months ended June 30, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the six months ended June 30, 2018, gross profit for the AFC segment increased $26.3 million, or 27%, to $124.9 million, or 73.4% of revenue, compared with $98.6 million, or 69.8% of revenue, for the six months ended June 30, 2017, primarily as a result of a 20% increase in revenue, which includes the decreased provision for credit losses, partially offset by a 6% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $2.1 million, incentive based compensation expense of $0.8 million and other expenses aggregating $0.3 million, partially offset by a decrease in PWI expenses of $0.6 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.3 million, or 2%, to $15.5 million for the six months ended June 30, 2018, compared with $15.2 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to an increase in incentive-based compensation expense of $1.1 million, partially offset by a decrease in selling, general and administrative costs at PWI of $0.3 million and decreases in compensation expense of $0.3 million and other miscellaneous expenses of $0.2 million.
Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Selling, general and administrative	$78.4	$70.9
Depreciation and amortization	14.6	13.3
Operating loss	$(93.0)	$(84.2)
Selling, General and Administrative
For the six months ended June 30, 2018, selling, general and administrative expenses at the holding company increased $7.5 million, or 11%, to $78.4 million, compared with $70.9 million for the six months ended June 30, 2017, primarily as a result of increases in professional fees associated with the IAA spin-off of $4.7 million, information technology costs of $2.3 million, compensation expense of $2.0 million and other miscellaneous expenses aggregating $0.7 million, partially offset by a decrease in medical expenses of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$369.8	$317.2	$530.4
Restricted cash	20.7	19.4	18.3
Working capital	797.1	748.2	873.2
Amounts available under Credit Facility*	350.0	350.0	350.0
Cash flow from operations for the six months ended	386.7		373.9

*
There were related outstanding letters of credit totaling approximately $32.4 million, $42.8 million and $35.9 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $120.7 million of available cash was held by our foreign subsidiaries at June 30, 2018. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.38% and 4.63% at June 30, 2018, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2018, $709.8 million was outstanding on Term Loan B-4, $1,039.5 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $32.4 million and $42.8 million at June 30, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at June 30, 2018. However, there were related letters of credit outstanding totaling approximately C$1.0 million at June 30, 2018, which reduce amounts available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended June 30, 2018 the ratio could not exceed 3.5 to 1.0. Our consolidated senior secured leverage ratio, including capital lease obligations of $44.1 million, was 1.91 to 1.0 at June 30, 2018.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at June 30, 2018.

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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at June 30, 2018.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$125 million at June 30, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,958.6 million and $1,912.6 million at June 30, 2018 and December 31, 2017, respectively. AFC's allowance for losses was $13.5 million and $13.0 million at June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, $1,909.3 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,358.0 million and $1,358.1 million of obligations collateralized by finance receivables at June 30, 2018 and December 31, 2017, respectively. There were unamortized securitization issuance costs of approximately $10.1 million and $13.3 million at June 30, 2018 and December 31, 2017, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2018, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$60.0	$52.4	$27.7	$(46.9)	$93.2
Add back:
Income taxes	23.5	17.6	9.3	(15.2)	35.2
Interest expense, net of interest income	0.4	—	14.7	32.4	47.5
Depreciation and amortization	31.3	24.7	3.5	7.4	66.9
Intercompany interest	4.3	9.5	(0.7)	(13.1)	—
EBITDA	119.5	104.2	54.5	(35.4)	242.8
Intercompany charges	3.3	—	—	(3.3)	—
Non-cash stock-based compensation	2.3	0.9	0.6	1.5	5.3
Acquisition related costs	1.0	—	—	0.5	1.5
Securitization interest	—	—	(12.7)	—	(12.7)
Severance	0.9	0.1	—	—	1.0
IAA separation costs	—	—	—	3.6	3.6
Other	0.8	(0.1)	—	—	0.7
Total addbacks	8.3	0.9	(12.1)	2.3	(0.6)
Adjusted EBITDA	$127.8	$105.1	$42.4	$(33.1)	$242.2

	Three Months Ended June 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$53.7	$37.3	$20.3	$(54.1)	$57.2
Add back:
Income taxes	33.8	20.6	12.5	(33.0)	33.9
Interest expense, net of interest income	(0.1)	—	10.5	29.5	39.9
Depreciation and amortization	26.9	22.9	7.8	6.9	64.5
Intercompany interest	9.0	9.4	(9.8)	(8.6)	—
EBITDA	123.3	90.2	41.3	(59.3)	195.5
Intercompany charges	2.5	—	—	(2.5)	—
Non-cash stock-based compensation	1.7	0.9	0.6	2.2	5.4
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	0.8	—	—	0.7	1.5
Securitization interest	—	—	(8.2)	—	(8.2)
Minority interest	1.0	—	—	—	1.0
Severance	0.7	—	0.1	—	0.8
Other	0.6	(0.6)	—	—	—
Total addbacks	7.3	0.3	(7.5)	27.9	28.0
Adjusted EBITDA	$130.6	$90.5	$33.8	$(31.4)	$223.5

	Six Months Ended June 30, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$114.2	$102.7	$53.4	$(87.1)	$183.2
Add back:
Income taxes	39.0	33.9	17.7	(29.0)	61.6
Interest expense, net of interest income	0.8	—	28.1	59.9	88.8
Depreciation and amortization	62.5	48.8	11.3	14.6	137.2
Intercompany interest	12.0	18.9	(1.2)	(29.7)	—
EBITDA	228.5	204.3	109.3	(71.3)	470.8
Intercompany charges	7.7	—	—	(7.7)	—
Non-cash stock-based compensation	4.4	1.9	1.1	4.6	12.0
Acquisition related costs	2.4	—	—	1.3	3.7
Securitization interest	—	—	(24.1)	—	(24.1)
Severance	2.4	0.1	—	—	2.5
IAA separation costs	—	—	—	4.7	4.7
Other	1.5	0.5	—	—	2.0
Total addbacks	18.4	2.5	(23.0)	2.9	0.8
Adjusted EBITDA	$246.9	$206.8	$86.3	$(68.4)	$471.6

	Six Months Ended June 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$105.0	$69.5	$41.2	$(89.3)	$126.4
Add back:
Income taxes	62.8	38.6	24.3	(57.7)	68.0
Interest expense, net of interest income	—	—	20.8	59.3	80.1
Depreciation and amortization	54.0	46.1	15.6	13.3	129.0
Intercompany interest	18.2	18.8	(18.5)	(18.5)	—
EBITDA	240.0	173.0	83.4	(92.9)	403.5
Intercompany charges	5.1	—	—	(5.1)	—
Non-cash stock-based compensation	3.2	1.8	1.1	5.3	11.4
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	2.5	—	—	1.1	3.6
Securitization interest	—	—	(16.3)	—	(16.3)
Minority interest	2.7	—	—	—	2.7
Severance	1.2	0.2	0.1	—	1.5
Other	0.9	(0.7)	—	—	0.2
Total addbacks	15.6	1.3	(15.1)	28.8	30.6
Adjusted EBITDA	$255.6	$174.3	$68.3	$(64.1)	$434.1

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	June 30, 2018
Net income (loss)	$62.8	$172.8	$90.0	$93.2	$418.8
Add back:
Income taxes	37.7	(69.7)	26.4	35.2	29.6
Interest expense, net of interest income	40.7	41.8	41.3	47.5	171.3
Depreciation and amortization	66.2	69.4	70.3	66.9	272.8
EBITDA	207.4	214.3	228.0	242.8	892.5
Non-cash stock-based compensation	6.1	7.7	6.7	5.3	25.8
Acquisition related costs	1.5	1.7	2.2	1.5	6.9
Securitization interest	(8.7)	(9.9)	(11.4)	(12.7)	(42.7)
Minority interest	1.6	0.1	—	—	1.7
(Gain)/Loss on asset sales	0.3	0.2	0.4	0.3	1.2
Gain on previously held equity interest value	—	(21.6)	—	—	(21.6)
Severance	0.5	0.9	1.5	1.0	3.9
IAA separation costs	—	—	1.1	3.6	4.7
Other	0.6	1.2	0.9	0.4	3.1
Total addbacks	1.9	(19.7)	1.4	(0.6)	(17.0)
Adjusted EBITDA	$209.3	$194.6	$229.4	$242.2	$875.5

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Net cash provided by (used by):
Operating activities	$386.7	$373.9
Investing activities	(165.5)	(90.7)
Financing activities	(157.5)	37.8
Effect of exchange rate on cash	(9.8)	8.0
Net increase in cash, cash equivalents and restricted cash	$53.9	$329.0
Cash flow from operating activities was $386.7 million for the six months ended June 30, 2018, compared with $373.9 million for the six months ended June 30, 2017. The increase in operating cash flow was primarily attributable to increased profitability adjusted for non-cash items, partially offset by changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends.
Net cash used by investing activities was $165.5 million for the six months ended June 30, 2018, compared with $90.7 million for the six months ended June 30, 2017. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in the additional finance receivables held for investment of approximately $99.4 million;
partially offset by:

•	a decrease in cash used for acquisitions of approximately $23.7 million.
Net cash used by financing activities was $157.5 million for the six months ended June 30, 2018, compared with net cash provided by financing activities of $37.8 million for the six months ended June 30, 2017. The decrease in net cash from financing activities was primarily attributable to:

•	the approximately $192.1 million of net cash received from the refinancing and repayment activities in 2017;

•	common stock repurchases in 2018 of approximately $50.0 million; and

•	an increase in dividend payments of approximately $6.6 million;
partially offset by:

•	an increase in the additional obligations collateralized by finance receivables of approximately $63.0 million.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2018 and 2017 approximated $80.2 million and $75.4 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $185 million for fiscal year 2018, including the purchase of IAA property in Florida for use during catastrophic events. Approximately half of the 2018 capital expenditures are expected to relate to technology-based investments. Anticipated capital expenditures are primarily attributable to improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.35 per share in 2018 using cash flow from operations, representing an annualized dividend of $1.40 per share. The following dividend information has been released for 2018:

•	On August 7, 2018, the Company announced a cash dividend of $0.35 per share that is payable on October 3, 2018, to stockholders of record at the close of business on September 20, 2018.

•	On May 8, 2018, the Company announced a cash dividend of $0.35 per share that was paid on July 5, 2018, to stockholders of record at the close of business on June 21, 2018.

•	On February 20, 2018, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2018, to stockholders of record at the close of business on March 22, 2018.

•	On October 31, 2017, the Company announced a cash dividend of $0.35 per share that was paid on January 5, 2018, to stockholders of record at the close of business on December 20, 2017.
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

The purchase price of STRATIM, net of cash acquired, was approximately $23.3 million. The purchase price for the acquired business was allocated to acquired assets and liabilities based upon fair values, including $1.8 million to intangible assets, representing the fair value of software of $1.4 million and acquired customer relationships of $0.4 million, which are being amortized over their expected useful lives. The purchased assets included accounts receivable, computer equipment and software. The purchase accounting associated with this acquisition is preliminary, subject to determination of tax attributes and final valuation results. The acquisition resulted in goodwill of $22.0 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of the acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results for the six months ended June 30, 2018. Financial results for STRATIM have been included in our consolidated financial statements from the date of acquisition.
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation positively affected net income by approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively. A 1% decrease in the average Canadian exchange rate for the three and six months ended June 30, 2018 would have impacted net income by approximately $0.3 million and $0.6 million, respectively. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2018 would have resulted in an increase in interest expense of approximately $1.3 million and $3.3 million, respectively. As of June 29, 2018, the three-month LIBOR rate on Term Loan B-4 and Term Loan B-5 exceeded the 2.0% cap rates. As such, $1.2 billion of our $1.8 billion in variable rate debt is not exposed to interest rate movements as long as three-month LIBOR remains above 2.0% for the duration of the caps.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs are now anticipated to begin late 2018 or early 2019. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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

Item 1A.    Risk Factors
In addition to the risks set forth below, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Other than as set forth below, there were no material changes during the six months ended June 30, 2018 to the risk factors reported in our most recent Annual Report on Form 10-K. The risks described below and in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

As a result of the spin-off, the Company expects the trading price of KAR common stock immediately following the spin-off to be lower than the "regular-way" trading price of such stock immediately prior to the spin-off because the trading price will no longer reflect the value of IAA's business. There can be no assurance that the aggregate market value of the KAR common stock and the IAA common stock following the spin-off will be higher or lower than the market value of KAR common stock if the spin-off did not occur.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—	$—	—	$269.7
May 1 - May 31	932,400	53.62	932,400	219.7
June 1 - June 30	—	—	—	219.7
Total	932,400	$53.62	932,400

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

KAR Auction Services, Inc.
(Registrant)

Date:	August 8, 2018	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)