Form 10-Q
period 2018-09-30
KAR Auction Services, Inc.
filed 2018-11-07
CIK 1395942

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2018, 134,599,244 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues
ADESA Auction Services	$527.0	$477.1	$1,593.4	$1,464.3
IAA Salvage Services	321.1	287.7	991.6	883.8
AFC	85.4	78.2	255.6	219.5
Total operating revenues	933.5	843.0	2,840.6	2,567.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	533.2	479.2	1,599.5	1,462.1
Selling, general and administrative	186.0	155.7	556.2	467.7
Depreciation and amortization	65.6	66.2	202.8	195.2
Total operating expenses	784.8	701.1	2,358.5	2,125.0
Operating profit	148.7	141.9	482.1	442.6
Interest expense	49.2	41.5	139.2	121.9
Other income, net	(3.1)	(0.1)	(4.5)	(1.7)
Loss on extinguishment of debt	—	—	—	27.5
Income before income taxes	102.6	100.5	347.4	294.9
Income taxes	25.1	37.7	86.7	105.7
Net income	$77.5	$62.8	$260.7	$189.2
Net income per share
Basic	$0.58	$0.46	$1.94	$1.38
Diluted	$0.57	$0.46	$1.92	$1.37
Dividends declared per common share	$0.35	$0.32	$1.05	$0.96

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$77.5	$62.8	$260.7	$189.2
Other comprehensive income (loss)
Foreign currency translation gain (loss)	6.3	12.7	(12.0)	26.4
Comprehensive income	$83.8	$75.5	$248.7	$215.6

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$455.1	$317.2
Restricted cash	22.6	19.4
Trade receivables, net of allowances of $13.0 and $11.2	851.2	725.5
Finance receivables, net of allowances of $13.8 and $13.0	1,965.9	1,899.6
Other current assets	176.8	175.7
Total current assets	3,471.6	3,137.4
Other assets
Goodwill	2,209.7	2,191.7
Customer relationships, net of accumulated amortization of $861.5 and $805.0	315.6	375.6
Other intangible assets, net of accumulated amortization of $383.0 and $338.7	353.6	350.6
Other assets	38.1	20.8
Total other assets	2,917.0	2,938.7
Property and equipment, net of accumulated depreciation of $833.7 and $755.1	912.0	908.2
Total assets	$7,300.6	$6,984.3

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$870.3	$682.7
Accrued employee benefits and compensation expenses	115.0	104.4
Accrued interest	21.7	7.3
Other accrued expenses	183.4	171.5
Income taxes payable	3.4	5.8
Dividends payable	47.1	47.0
Obligations collateralized by finance receivables	1,366.3	1,358.1
Current maturities of long-term debt	17.7	12.4
Total current liabilities	2,624.9	2,389.2
Non-current liabilities
Long-term debt	2,657.6	2,667.7
Deferred income tax liabilities	189.6	192.7
Other liabilities	267.0	249.8
Total non-current liabilities	3,114.2	3,110.2
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2018: 134,599,191
December 31, 2017: 134,315,118	1.3	1.3
Additional paid-in capital	1,225.9	1,251.8
Retained earnings	371.5	257.0
Accumulated other comprehensive loss	(37.2)	(25.2)
Total stockholders' equity	1,561.5	1,484.9
Total liabilities and stockholders' equity	$7,300.6	$6,984.3

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				260.7		260.7
Other comprehensive loss					(12.0)	(12.0)
Issuance of common stock under stock plans	1.4		14.2			14.2
Surrender of RSUs for taxes	(0.2)		(10.1)			(10.1)
Repurchase and retirement of common stock	(0.9)		(50.0)			(50.0)
Stock-based compensation expense			18.1			18.1
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($1.05 per share)				(141.3)		(141.3)
Balance at September 30, 2018	134.6	$1.3	$1,225.9	$371.5	$(37.2)	$1,561.5

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$260.7	$189.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202.8	195.2
Provision for credit losses	27.7	30.8
Deferred income taxes	(2.3)	7.9
Amortization of debt issuance costs	8.0	7.8
Stock-based compensation	18.1	16.8
Gain on disposal of fixed assets	(0.6)	(0.5)
Loss on extinguishment of debt	—	27.5
Other non-cash, net	(0.7)	7.4
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(144.4)	(91.7)
Accounts payable and accrued expenses	216.5	97.5
Net cash provided by operating activities	585.8	487.9
Investing activities
Net increase in finance receivables held for investment	(90.2)	(38.5)
Acquisition of businesses (net of cash acquired)	(23.3)	(47.0)
Purchases of property, equipment and computer software	(121.1)	(110.1)
Advance to equity method investee	—	(5.0)
Proceeds from the sale of property and equipment	0.5	0.3
Net cash used by investing activities	(234.1)	(200.3)
Financing activities
Net increase in book overdrafts	14.3	31.7
Net decrease in borrowings from lines of credit	—	(80.5)
Net increase (decrease) in obligations collateralized by finance receivables	6.0	(33.0)
Proceeds from long-term debt	—	2,717.0
Payments for debt issuance costs/amendments	—	(22.6)
Payments on long-term debt	(8.0)	(2,427.9)
Payments on capital leases	(23.5)	(21.7)
Payments of contingent consideration and deferred acquisition costs	(7.4)	(7.0)
Initial net investment for interest rate caps	—	(1.7)
Issuance of common stock under stock plans	14.2	9.8
Tax withholding payments for vested RSUs	(10.1)	(5.7)
Repurchase of common stock	(50.0)	(100.0)
Dividends paid to stockholders	(141.2)	(131.5)
Net cash used by financing activities	(205.7)	(73.1)
Effect of exchange rate changes on cash	(4.9)	16.5
Net increase in cash, cash equivalents and restricted cash	141.1	231.0
Cash, cash equivalents and restricted cash at beginning of period	336.6	219.7
Cash, cash equivalents and restricted cash at end of period	$477.7	$450.7
Cash paid for interest, net of proceeds from interest rate caps	$120.7	$95.6
Cash paid for taxes, net of refunds	$96.9	$91.8

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)
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

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at September 30, 2018).
Business and Nature of Operations
As of September 30, 2018, we have a North American network of 75 ADESA whole car auction sites and 178 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time and ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 14 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 130 locations throughout the United States and Canada as of September 30, 2018. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Potential Spin-off of IAA
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, currently operated by IAA, through a spin-off. The Company also announced that the separation was subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company, final approval of the board of directors and other customary matters.
The Company expects to complete the spin-off in 2019. The Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the spin-off. There can be no assurance as to whether or when the spin-off will occur. IAA filed its initial Registration Statement on Form 10 on June 28, 2018 and Amendment No. 1 to its Registration Statement on Form 10 on August 30, 2018.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets and changes in litigation and other loss contingencies.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Equity Method Investment
Prior to the acquisition of TradeRev in October 2017, the Company accounted for TradeRev as an equity method investment because we had the ability to exercise significant influence over operating and financial policies but did not have a controlling financial interest. The Company’s share in the net losses of TradeRev for the three and nine months ended September 30, 2017, was $1.6 million and $4.3 million, respectively. This amount was recorded to “Other income, net” in the consolidated statements of income.
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
We adopted Topic 606 in the first quarter of 2018 using the modified retrospective transition method and recognized the cumulative effect of initially applying the new standard as a decrease of $3.0 million to the opening balance of retained earnings. Prior periods have not been retrospectively adjusted.

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of September 30, 2018. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
ADESA Auction Services
Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA's facilities or third-party locations. ADESA does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, ADESA records only its auction fees as revenue because it does not take title to the consigned vehicles and has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, evaluation and salvage recovery services are generally recognized when the services are performed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

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
AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
AFC Revenue (in millions)	2018	2017	2018	2017
Interest and fee income	$80.7	$71.8	$243.1	$213.1
Other revenue	3.4	3.0	9.6	8.9
Provision for credit losses	(7.3)	(5.0)	(22.1)	(27.5)
Other service revenue	8.6	8.4	25.0	25.0
	$85.4	$78.2	$255.6	$219.5
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
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. The average term of the contracts originated in 2017 was approximately 1.7 years and PWI had unearned revenue of $34.5 million at September 30, 2018.
New Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2018-15 will have on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is expected to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Changes that do not impact the fair value, vesting conditions or classification of an award will not require modification accounting. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 in the first quarter of 2018 and the adoption did not have a material impact on the consolidated financial statements.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 in the first quarter of 2018 and the adoption resulted in an increase of $0.7 million in net cash used by investing activities for the nine months ended September 30, 2017. The increase related to reclassifying the changes in our restricted cash balance from investing activities to the cash and cash equivalents balances within the consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company expects to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the consolidated financial statements and anticipates that the new guidance will significantly impact its consolidated financial statements, as the Company has a significant number of leases. Our current minimum commitments under non-cancelable operating leases are disclosed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 13 to the Consolidated Financial Statements of the same report. In addition, our Credit Agreement specifies that the net debt covenant shall continue to be calculated as if the accounting standard had not been adopted and that we could enter into negotiations to amend such provisions in the Credit Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating our financial condition would be the same after the change as if such change had not been made.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

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

The purchase price of STRATIM, net of cash acquired, was approximately $23.3 million. The purchase price for the acquired business was allocated to acquired assets and liabilities based upon fair values, including $1.8 million to intangible assets, representing the fair value of software of $1.4 million and acquired customer relationships of $0.4 million, which are being amortized over their expected useful lives. The purchased assets included accounts receivable, computer equipment and software. The purchase accounting associated with this acquisition is preliminary, subject to determination of tax attributes and final valuation results. The acquisition resulted in goodwill of $22.0 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of the acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results for the nine months ended September 30, 2018. Financial results for STRATIM have been included in our consolidated financial statements from the date of acquisition.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PRSUs	$3.7	$3.1	$9.3	$8.7
RSUs	2.9	2.4	8.6	6.9
Service options	—	0.3	0.2	1.2
Total stock-based compensation expense	$6.6	$5.8	$18.1	$16.8

PRSUs and RSUs
In the first nine months of 2018, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $54.14 per share and $54.23 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. During the nine months ended September 30, 2018, we repurchased and retired a total of 932,400 shares of common stock in the open market at a weighted average price of $53.62 per share under the October 2016 authorization. In 2017, we repurchased and retired 3,279,089 shares of common stock in the open market at a weighted average price of $45.74 per share under the October 2016 authorization.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$77.5	$62.8	$260.7	$189.2
Weighted average common shares outstanding	134.5	136.4	134.5	136.8
Effect of dilutive stock options and restricted stock awards	1.1	1.3	1.2	1.5
Weighted average common shares outstanding and potential common shares	135.6	137.7	135.7	138.3
Net income per share
Basic	$0.58	$0.46	$1.94	$1.38
Diluted	$0.57	$0.46	$1.92	$1.37
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the three or nine months ended September 30, 2018 and 2017. Approximately 0.6 million and 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended September 30, 2018 and 2017, respectively, and approximately 0.6 million and 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the nine months ended September 30, 2018 and 2017, respectively. Total options outstanding at September 30, 2018 and 2017 were 1.1 million and 2.0 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at September 30, 2018.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 31, 2020. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$125 million at September 30, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2018		Net Credit Losses Three Months Ended September 30, 2018	Net Credit Losses Nine Months Ended September 30, 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,967.1	$14.7	$7.1	$21.3
Other loans	12.6	—	—	—
Total receivables managed	$1,979.7	$14.7	$7.1	$21.3

	December 31, 2017		Net Credit Losses Three Months Ended September 30, 2017	Net Credit Losses Nine Months Ended September 30, 2017
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,901.1	$12.1	$4.7	$26.8
Other loans	11.5	—	—	—
Total receivables managed	$1,912.6	$12.1	$4.7	$26.8
AFC's allowance for losses was $13.8 million and $13.0 million at September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, and December 31, 2017, $1,935.2 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	September 30, 2018	December 31, 2017
Obligations collateralized by finance receivables, gross	$1,374.8	$1,371.4
Unamortized securitization issuance costs	(8.5)	(13.3)
Obligations collateralized by finance receivables	$1,366.3	$1,358.1
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2018, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	September 30, 2018	December 31, 2017
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$708.0	$711.3
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,036.9	1,041.6
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,694.9	2,702.9
Unamortized debt issuance costs				(19.6)	(22.8)
Current portion of long-term debt				(17.7)	(12.4)
Long-term debt				$2,657.6	$2,667.7
*The interest rates presented in the table above represent the rates in place at September 30, 2018.
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
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-4 and Term Loan B-5 were 4.69% and 4.94% at September 30, 2018, respectively.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at September 30, 2018.
There were no borrowings on the revolving credit facility at September 30, 2018 and December 31, 2017. In addition, we had related outstanding letters of credit in the aggregate amount of $32.4 million and $42.8 million at September 30, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the revolving credit facility.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Fair Value of Debt

As of September 30, 2018, the estimated fair value of our long-term debt amounted to $2,677.6 million. The estimates of fair value were based on broker-dealer quotes for our debt as of September 30, 2018. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

	Asset Derivatives
	September 30, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$6.9	Other assets	$2.6
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
2017 Interest rate caps	Interest expense	$0.2	$0.1	$6.3	$(0.4)

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

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
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Foreign currency translation loss	$(37.3)	$(25.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(37.2)	$(25.2)

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$527.0	$321.1	$85.4	$—	$933.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	307.8	202.5	22.9	—	533.2
Selling, general and administrative	111.8	28.8	8.1	37.3	186.0
Depreciation and amortization	31.9	24.3	2.3	7.1	65.6
Total operating expenses	451.5	255.6	33.3	44.4	784.8
Operating profit (loss)	75.5	65.5	52.1	(44.4)	148.7
Interest expense	0.5	—	15.0	33.7	49.2
Other (income) expense, net	(1.9)	—	(0.1)	(1.1)	(3.1)
Intercompany expense (income)	6.9	9.4	(0.9)	(15.4)	—
Income (loss) before income taxes	70.0	56.1	38.1	(61.6)	102.6
Income taxes	19.0	14.3	9.0	(17.2)	25.1
Net income (loss)	$51.0	$41.8	$29.1	$(44.4)	$77.5
Total assets	$3,171.7	$1,435.2	$2,395.5	$298.2	$7,300.6
Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$477.1	$287.7	$78.2	$—	$843.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	272.6	184.8	21.8	—	479.2
Selling, general and administrative	87.6	26.5	7.2	34.4	155.7
Depreciation and amortization	28.5	23.1	7.9	6.7	66.2
Total operating expenses	388.7	234.4	36.9	41.1	701.1
Operating profit (loss)	88.4	53.3	41.3	(41.1)	141.9
Interest expense	0.2	—	11.0	30.3	41.5
Other (income) expense, net	0.2	(0.1)	(0.1)	(0.1)	(0.1)
Intercompany expense (income)	11.4	9.5	(1.6)	(19.3)	—
Income (loss) before income taxes	76.6	43.9	32.0	(52.0)	100.5
Income taxes	29.6	15.9	11.6	(19.4)	37.7
Net income (loss)	$47.0	$28.0	$20.4	$(32.6)	$62.8
Total assets	$3,214.0	$1,396.2	$2,206.2	$89.2	$6,905.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,593.4	$991.6	$255.6	$—	$2,840.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	921.0	610.3	68.2	—	1,599.5
Selling, general and administrative	328.9	88.0	23.6	115.7	556.2
Depreciation and amortization	94.4	73.1	13.6	21.7	202.8
Total operating expenses	1,344.3	771.4	105.4	137.4	2,358.5
Operating profit (loss)	249.1	220.2	150.2	(137.4)	482.1
Interest expense	1.7	—	43.2	94.3	139.2
Other (income) expense, net	(2.4)	(0.8)	(0.1)	(1.2)	(4.5)
Intercompany expense (income)	26.6	28.3	(2.1)	(52.8)	—
Income (loss) before income taxes	223.2	192.7	109.2	(177.7)	347.4
Income taxes	58.0	48.2	26.7	(46.2)	86.7
Net income (loss)	$165.2	$144.5	$82.5	$(131.5)	$260.7
Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2017 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$1,464.3	$883.8	$219.5	$—	$2,567.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	842.2	555.4	64.5	—	1,462.1
Selling, general and administrative	260.1	79.9	22.4	105.3	467.7
Depreciation and amortization	82.5	69.2	23.5	20.0	195.2
Total operating expenses	1,184.8	704.5	110.4	125.3	2,125.0
Operating profit (loss)	279.5	179.3	109.1	(125.3)	442.6
Interest expense	0.5	—	31.8	89.6	121.9
Other (income) expense, net	(0.1)	(1.0)	(0.1)	(0.5)	(1.7)
Loss on extinguishment of debt	—	—	—	27.5	27.5
Intercompany expense (income)	34.7	28.3	(20.1)	(42.9)	—
Income (loss) before income taxes	244.4	152.0	97.5	(199.0)	294.9
Income taxes	92.4	54.5	35.9	(77.1)	105.7
Net income (loss)	$152.0	$97.5	$61.6	$(121.9)	$189.2

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2018 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues
U.S.	$805.9	$729.9	$2,459.0	$2,238.2
Foreign	127.6	113.1	381.6	329.4
	$933.5	$843.0	$2,840.6	$2,567.6

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

•
the taxable nature of the potential spin-off of our salvage auction business (as described further below) and our ability to successfully complete the spin-off within the expected time frame or at all;

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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 178 salvage vehicle auction sites in the United States and Canada at September 30, 2018. IAA also includes HBC, which operates from 14 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2018, AFC conducted business at 130 locations in the United States and Canada. The Company also sells vehicle service contracts through PWI.

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
Potential Spin-off of IAA
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, currently operated by IAA, through a spin-off. The Company also announced that the separation was subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company, final approval of the board of directors and other customary matters.
The Company expects to complete the spin-off in 2019. The Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the spin-off. There can be no assurance as to whether or when the spin-off will occur. IAA filed its initial Registration Statement on Form 10 on June 28, 2018 and Amendment No. 1 to its Registration Statement on Form 10 on August 30, 2018.
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
To provide long-term growth for ADESA, we are incurring costs to launch TradeRev in new U.S. markets. TradeRev incurred operating losses of $14.8 million and $37.3 million for the three and nine months ended September 30, 2018, respectively. The operating losses are attributable to the rollout of TradeRev.
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
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. During the first nine months of 2018, the price per ton of crushed auto bodies in North America ranged from $194 to $215 and finished September 2018 at $196. For comparison, during 2017, the price per ton of crushed auto bodies in North America ranged from $156 to $188.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$527.0	$477.1
IAA	321.1	287.7
AFC	85.4	78.2
Total revenues	933.5	843.0
Cost of services*	533.2	479.2
Gross profit*	400.3	363.8
Selling, general and administrative	186.0	155.7
Depreciation and amortization	65.6	66.2
Operating profit	148.7	141.9
Interest expense	49.2	41.5
Other income, net	(3.1)	(0.1)
Income before income taxes	102.6	100.5
Income taxes	25.1	37.7
Net income	$77.5	$62.8
Net income per share
Basic	$0.58	$0.46
Diluted	$0.57	$0.46

* Exclusive of depreciation and amortization
Overview
For the three months ended September 30, 2018, we had revenue of $933.5 million compared with revenue of $843.0 million for the three months ended September 30, 2017, an increase of 11%. Businesses acquired accounted for an increase in revenue of $10.6 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.6 million, or 1%, to $65.6 million for the three months ended September 30, 2018, compared with $66.2 million for the three months ended September 30, 2017.
Interest Expense
Interest expense increased $7.7 million, or 19%, to $49.2 million for the three months ended September 30, 2018, compared with $41.5 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase in the weighted average interest rate for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 of approximately 0.54%, partially offset by a decrease of approximately $17 million in the average outstanding balance of corporate debt for the same period. In addition, there was an increase in interest expense at AFC of $4.0 million, which resulted from an increase in interest rates and increased borrowings under the U.S. securitization agreement for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017.
Income Taxes
We had an effective tax rate of 24.5% for the three months ended September 30, 2018, compared with an effective tax rate of 37.5% for the three months ended September 30, 2017. Our effective tax rate was lower for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017.

Impact of Foreign Currency
For the three months ended September 30, 2018, the strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended September 30, 2018, fluctuations in the Canadian exchange rate decreased revenue by $4.6 million, operating profit by $1.7 million, net income by $1.0 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$527.0	$477.1
Cost of services*	307.8	272.6
Gross profit*	219.2	204.5
Selling, general and administrative	111.8	87.6
Depreciation and amortization	31.9	28.5
Operating profit	$75.5	$88.4
Vehicles sold	876,000	788,000
Physical auction vehicles sold	533,000	547,000
Online only vehicles sold	343,000	241,000
Dealer consignment mix at physical auctions	44%	47%
Conversion rate at North American physical auctions	62.9%	61.3%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$850	$781
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$126	$112

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $49.9 million, or 10%, to $527.0 million for the three months ended September 30, 2018, compared with $477.1 million for the three months ended September 30, 2017. The increase in revenue was primarily a result of a 11% increase in the number of vehicles sold (7% increase excluding acquisitions), partially offset by a 1% decrease in average revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $10.6 million. Revenue decreased $3.1 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 14% increase in institutional volume, including vehicles sold on our online only platform for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. Dealer consignment units sold increased 5% (9% decrease excluding acquisitions) for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. Online sales volume for ADESA represented approximately 54% of the total vehicles sold in the third quarter of 2018, compared with approximately 46% in the third quarter of 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform (TradeRev was acquired in the fourth quarter of 2017); (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 74% of ADESA's online sales volume. ADESA sold approximately 343,000 (including approximately 35,000 from TradeRev compared with pre-acquisition TradeRev volumes of approximately 16,000 in the third quarter of 2017) and 241,000 vehicles through its online only offerings in the third quarter of 2018 and 2017, respectively, of which approximately 156,000 and 120,000 represented vehicle sales to grounding dealers in the third quarter of 2018 and 2017, respectively. For the three months ended September 30, 2018, dealer consignment vehicles represented approximately 44% of used vehicles sold at ADESA physical auction locations, compared with approximately 47% for the three months ended September 30, 2017. Vehicles sold at physical auction locations decreased 3% in the third quarter of 2018, compared with the third quarter of 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 62.9% for the three months ended September 30, 2018, compared with 61.3% for the three months ended September 30, 2017.

Physical auction revenue per vehicle sold increased $69, or 9%, to $850 for the three months ended September 30, 2018, compared with $781 for the three months ended September 30, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $6 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $24 to $152 for the three months ended September 30, 2018, compared with $128 for the three months ended September 30, 2017. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $126 and $112 for the three months ended September 30, 2018 and 2017, respectively. This $14 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the three months ended September 30, 2018, gross profit for ADESA increased $14.7 million, or 7%, to $219.2 million, compared with $204.5 million for the three months ended September 30, 2017. Gross profit for ADESA was 41.6% of revenue for the three months ended September 30, 2018, compared with 42.9% of revenue for the three months ended September 30, 2017. Gross profit as a percentage of revenue decreased for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017 as a result of an increase in lower margin related services, an increase in purchase vehicles primarily related to ADESA Assurance and incentives to promote TradeRev.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $24.2 million, or 28%, to $111.8 million for the three months ended September 30, 2018, compared with $87.6 million for the three months ended September 30, 2017, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $17.9 million, compensation expense of $2.1 million, incentive-based compensation expense of $2.1 million, marketing expense of $1.6 million, information technology costs of $0.6 million and other miscellaneous expenses aggregating $1.6 million, partially offset by a decrease in professional fees of $1.1 million and fluctuations in the Canadian exchange rate of $0.6 million.
IAA Results

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
IAA revenue	$321.1	$287.7
Cost of services*	202.5	184.8
Gross profit*	118.6	102.9
Selling, general and administrative	28.8	26.5
Depreciation and amortization	24.3	23.1
Operating profit	$65.5	$53.3
Vehicles sold	597,000	562,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $33.4 million, or 12%, to $321.1 million for the three months ended September 30, 2018, compared with $287.7 million for the three months ended September 30, 2017. The increase in revenue was a result of an increase in vehicles sold of approximately 6% for the three months ended September 30, 2018. Revenue per vehicle sold increased 5% for the three months ended September 30, 2018 compared with the three months ended September 30, 2017, and included a decrease in revenue of $1.2 million due to fluctuations in the Canadian exchange rate. IAA's North American same-store total loss vehicle inventory decreased approximately 9% (4% increase excluding vehicles from catastrophic weather events in 2018 and 2017) at September 30, 2018, as compared to September 30, 2017. Vehicles sold under purchase agreements were approximately 4% and 5% of total salvage vehicles sold for the three months ended September 30, 2018 and 2017, respectively. North American online sales volumes for IAA for the three months ended September 30, 2018 and 2017 each represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended September 30, 2018, gross profit at IAA increased to $118.6 million, or 36.9% of revenue, compared with $102.9 million, or 35.8% of revenue, for the three months ended September 30, 2017. The increase in gross profit was mainly attributable to a 12% increase in revenue, partially offset by a 10% increase in cost of services, which included costs associated with purchase contract vehicles and organic volume growth.
Excluding HBC, IAA's gross profit margin was 37.4% and 36.3% for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, HBC had revenue of approximately $7.1 million and $7.3 million, respectively, and cost of services of approximately $6.0 million and $6.3 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
IAA recorded a $1.2 million and $4.3 million gross loss for the three months ended September 30, 2018 and 2017, respectively, related to catastrophic events. Excluding these events, (and HBC as noted above), IAA's gross profit margin was 37.8% and 37.9% for the three months ended September 30, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $2.3 million, or 9%, to $28.8 million for the three months ended September 30, 2018, compared with $26.5 million for the three months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in non-income based taxes of $0.9 million, compensation expense of $0.8 million, bad debt expense of $0.7 million and incentive-based compensation expense of $0.6 million, partially offset by a decrease in professional fees of $0.7 million.
AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$80.7	$71.8
Other revenue	3.4	3.0
Provision for credit losses	(7.3)	(5.0)
Other service revenue	8.6	8.4
Total AFC revenue	85.4	78.2
Cost of services*	22.9	21.8
Gross profit*	62.5	56.4
Selling, general and administrative	8.1	7.2
Depreciation and amortization	2.3	7.9
Operating profit	$52.1	$41.3
Loan transactions	433,000	402,000
Revenue per loan transaction, excluding "Other service revenue"	$177	$174

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2018, AFC revenue increased $7.2 million, or 9%, to $85.4 million, compared with $78.2 million for the three months ended September 30, 2017. The increase in revenue was the result of a 2% increase in revenue per loan transaction, an 8% increase in loan transactions and a 2% increase in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of a decrease in revenue of $0.3 million due to fluctuations in the Canadian exchange rate.

Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $3, or 2%. The increase in provision for credit losses, which is a reduction of revenue, resulted in a decrease in revenue per loan transaction of $4 for the three months ended September 30, 2018. The remaining $7 increase in revenue per loan transaction was primarily the result of an increase in interest yield as a result of prime rate increases, as well as an increase in average loan values and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses increased to 1.5% of the average managed receivables for the three months ended September 30, 2018 from 1.1% for the three months ended September 30, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended September 30, 2018, gross profit for the AFC segment increased $6.1 million, or 11%, to $62.5 million, or 73.2% of revenue, compared with $56.4 million, or 72.1% of revenue, for the three months ended September 30, 2017, primarily as a result of a 9% increase in revenue, which includes the increased provision for credit losses, partially offset by a 5% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $0.8 million and other expenses aggregating $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $0.9 million, or 13%, to $8.1 million for the three months ended September 30, 2018, compared with $7.2 million for the three months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in incentive-based compensation expense of $0.4 million, compensation expense of $0.4 million and other miscellaneous expenses aggregating $0.1 million.
Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2018	2017
Selling, general and administrative	$37.3	$34.4
Depreciation and amortization	7.1	6.7
Operating loss	$(44.4)	$(41.1)
Selling, General and Administrative
For the three months ended September 30, 2018, selling, general and administrative expenses at the holding company increased $2.9 million, or 8%, to $37.3 million, compared with $34.4 million for the three months ended September 30, 2017, primarily as a result of increases in professional fees associated with the IAA spin-off of $2.1 million, other professional fees of $1.2 million, information technology costs of $1.1 million and compensation expense of $0.5 million, partially offset by decreases in medical expenses of $1.8 million and other miscellaneous expenses aggregating $0.2 million.

Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$1,593.4	$1,464.3
IAA	991.6	883.8
AFC	255.6	219.5
Total revenues	2,840.6	2,567.6
Cost of services*	1,599.5	1,462.1
Gross profit*	1,241.1	1,105.5
Selling, general and administrative	556.2	467.7
Depreciation and amortization	202.8	195.2
Operating profit	482.1	442.6
Interest expense	139.2	121.9
Other income, net	(4.5)	(1.7)
Loss on extinguishment of debt	—	27.5
Income before income taxes	347.4	294.9
Income taxes	86.7	105.7
Net income	$260.7	$189.2
Net income per share
Basic	$1.94	$1.38
Diluted	$1.92	$1.37

* Exclusive of depreciation and amortization
Overview
For the nine months ended September 30, 2018, we had revenue of $2,840.6 million compared with revenue of $2,567.6 million for the nine months ended September 30, 2017, an increase of 11%. Businesses acquired accounted for an increase in revenue of $26.3 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $7.6 million, or 4%, to $202.8 million for the nine months ended September 30, 2018, compared with $195.2 million for the nine months ended September 30, 2017. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2017 and 2018.
Interest Expense
Interest expense increased $17.3 million, or 14%, to $139.2 million for the nine months ended September 30, 2018, compared with $121.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase of approximately $112 million in the average outstanding balance of corporate debt for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, as well as an increase in the weighted average interest rate for the same period of approximately 0.43%. In addition, there was an increase in interest expense at AFC of $11.4 million, which resulted from an increase in interest rates and increased borrowings under the U.S. securitization agreement for the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017. The increases in interest expense were partially offset by $1.9 million received from the counterparties to the interest rate cap agreements and an increase of $4.3 million in the fair values of our interest rate caps which were recognized as a reduction of interest expense.

Loss on Extinguishment of Debt
In May 2017, we amended our Credit Agreement and recorded a $27.5 million pre-tax charge resulting from the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3.
Income Taxes
We had an effective tax rate of 25.0% for the nine months ended September 30, 2018, compared with an effective tax rate of 35.8% for the nine months ended September 30, 2017. Our effective tax rate was lower for the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017.
Impact of Foreign Currency
The strengthening of the Canadian dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the nine months ended September 30, 2018, fluctuations in the Canadian exchange rate increased revenue by $4.3 million, operating profit by $1.6 million, net income by $0.9 million and net income per diluted share by less than $0.01.
ADESA Results

	Nine Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$1,593.4	$1,464.3
Cost of services*	921.0	842.2
Gross profit*	672.4	622.1
Selling, general and administrative	328.9	260.1
Depreciation and amortization	94.4	82.5
Operating profit	$249.1	$279.5
Vehicles sold	2,661,000	2,436,000
Physical auction vehicles sold	1,663,000	1,735,000
Online only vehicles sold	998,000	701,000
Dealer consignment mix at physical auctions	43%	46%
Conversion rate at North American physical auctions	62.6%	61.4%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$836	$761
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$120	$109

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $129.1 million, or 9%, to $1,593.4 million for the nine months ended September 30, 2018, compared with $1,464.3 million for the nine months ended September 30, 2017. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold (6% increase excluding acquisitions) and average revenue per vehicle sold was consistent. Businesses acquired in the last 12 months accounted for an increase in revenue of $26.3 million. Revenue increased $3.0 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 14% increase in institutional volume, including vehicles sold on our online only platform and dealer consignment units sold were consistent (11% decrease excluding acquisitions) for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. Online sales volume for ADESA represented approximately 54% of the total vehicles sold in the first nine months of 2018, compared with approximately 45% in the first nine months of 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform (TradeRev was acquired in the fourth quarter of 2017); (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 72% of ADESA's online sales volume. ADESA sold approximately

998,000 (including approximately 86,000 from 2017 acquisitions) and 701,000 vehicles through its online only offerings in the first nine months of 2018 and 2017, respectively, of which approximately 459,000 and 355,000 represented vehicle sales to grounding dealers in the first nine months of 2018 and 2017, respectively. For the nine months ended September 30, 2018, dealer consignment vehicles represented approximately 43% of used vehicles sold at ADESA physical auction locations, compared with approximately 46% for the nine months ended September 30, 2017. Vehicles sold at physical auction locations decreased 4% in the first nine months of 2018, compared with the first nine months of 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 62.6% for the nine months ended September 30, 2018, compared with 61.4% for the nine months ended September 30, 2017.
Physical auction revenue per vehicle sold increased $75, or 10%, to $836 for the nine months ended September 30, 2018, compared with $761 for the nine months ended September 30, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices and an increase in physical auction revenue per vehicle sold of $2 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $16 to $140 for the nine months ended September 30, 2018, compared with $124 for the nine months ended September 30, 2017. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $120 and $109 for the nine months ended September 30, 2018 and 2017, respectively. This $11 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the nine months ended September 30, 2018, gross profit for ADESA increased $50.3 million, or 8%, to $672.4 million, compared with $622.1 million for the nine months ended September 30, 2017. Gross profit for ADESA was 42.2% of revenue for the nine months ended September 30, 2018, compared with 42.5% of revenue for the nine months ended September 30, 2017.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $68.8 million, or 26%, to $328.9 million for the nine months ended September 30, 2018, compared with $260.1 million for the nine months ended September 30, 2017, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $50.7 million, compensation expense of $6.5 million, incentive-based compensation expense of $2.9 million, marketing expense of $2.1 million, information technology costs of $2.0 million, benefit and other employee related expenses of $1.5 million, supplies expense of $1.0 million, stock-based compensation expense of $0.9 million, bad debt expense of $0.7 million, fluctuations in the Canadian exchange rate of $0.5 million and other miscellaneous expenses aggregating $2.4 million, partially offset by decreases in professional fees of $1.3 million and non-income based taxes of $1.1 million.

IAA Results

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
IAA revenue	$991.6	$883.8
Cost of services*	610.3	555.4
Gross profit*	381.3	328.4
Selling, general and administrative	88.0	79.9
Depreciation and amortization	73.1	69.2
Operating profit	$220.2	$179.3
Vehicles sold	1,863,000	1,733,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $107.8 million, or 12%, to $991.6 million for the nine months ended September 30, 2018, compared with $883.8 million for the nine months ended September 30, 2017. The increase in revenue was a result of an increase in vehicles sold of approximately 8% for the nine months ended September 30, 2018. Revenue per vehicle sold increased 4% for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, and included an increase in revenue of $1.0 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $5.2 million from HBC, which includes an increase in revenue of $1.6 million due to fluctuations in the U.K. exchange rate. Vehicles sold under purchase agreements were approximately 4% and 5% of total salvage vehicles sold for the nine months ended September 30, 2018 and 2017, respectively. North American online sales volumes for IAA for the nine months ended September 30, 2018 and 2017 each represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the nine months ended September 30, 2018, gross profit at IAA increased to $381.3 million, or 38.5% of revenue, compared with $328.4 million, or 37.2% of revenue, for the nine months ended September 30, 2017. The increase in gross profit was mainly attributable to a 12% increase in revenue, partially offset by a 10% increase in cost of services, which included costs associated with purchase contract vehicles and organic volume growth.
Excluding HBC, IAA's gross profit margin was 39.0% and 38.0% for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, HBC had revenue of approximately $25.1 million and $30.3 million, respectively, and cost of services of approximately $20.4 million and $26.1 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling price of the vehicle is recorded as revenue and cost of services for purchase contracts.
IAA recorded a $4.0 million and $4.3 million gross loss for the nine months ended September 30, 2018 and 2017, respectively, related to catastrophic events. Excluding these events, (and HBC as noted above), IAA's gross profit margin was 39.7% and 38.5% for the nine months ended September 30, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $8.1 million, or 10%, to $88.0 million for the nine months ended September 30, 2018, compared with $79.9 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $2.7 million, incentive-based compensation expense of $1.8 million, bad debt expense of $1.4 million, supply expenses of $0.9 million, benefit related expenses of $0.5 million, information technology costs of $0.5 million and other miscellaneous expenses aggregating $2.1 million, partially offset by decreases in telecom costs of $1.1 million and professional fees of $0.7 million.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$243.1	$213.1
Other revenue	9.6	8.9
Provision for credit losses	(22.1)	(27.5)
Other service revenue	25.0	25.0
Total AFC revenue	255.6	219.5
Cost of services*	68.2	64.5
Gross profit*	187.4	155.0
Selling, general and administrative	23.6	22.4
Depreciation and amortization	13.6	23.5
Operating profit	$150.2	$109.1
Loan transactions	1,332,000	1,274,000
Revenue per loan transaction, excluding "Other service revenue"	$173	$153

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2018, AFC revenue increased $36.1 million, or 16%, to $255.6 million, compared with $219.5 million for the nine months ended September 30, 2017. The increase in revenue was the result of a 13% increase in revenue per loan transaction and a 5% increase in loan transactions. The increase in revenue and revenue per loan transaction included the impact of an increase in revenue of $0.2 million due to fluctuations in the Canadian exchange rate.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $20, or 13%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $5 for the nine months ended September 30, 2018. The remaining $15 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases, as well as an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.5% of the average managed receivables for the nine months ended September 30, 2018 from 2.1% for the nine months ended September 30, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the nine months ended September 30, 2018, gross profit for the AFC segment increased $32.4 million, or 21%, to $187.4 million, or 73.3% of revenue, compared with $155.0 million, or 70.6% of revenue, for the nine months ended September 30, 2017, primarily as a result of a 16% increase in revenue, which includes the decreased provision for credit losses, partially offset by a 6% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $2.9 million, incentive based compensation expense of $0.6 million, collection costs of $0.4 million and other expenses aggregating $0.2 million, partially offset by a decrease in PWI expenses of $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $1.2 million, or 5%, to $23.6 million for the nine months ended September 30, 2018, compared with $22.4 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in incentive-based compensation expense of $1.5 million and other miscellaneous expenses aggregating $0.1 million, partially offset by a decrease in selling, general and administrative costs at PWI of $0.4 million.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Selling, general and administrative	$115.7	$105.3
Depreciation and amortization	21.7	20.0
Operating loss	$(137.4)	$(125.3)
Selling, General and Administrative
For the nine months ended September 30, 2018, selling, general and administrative expenses at the holding company increased $10.4 million, or 10%, to $115.7 million, compared with $105.3 million for the nine months ended September 30, 2017, primarily as a result of increases in professional fees associated with the IAA spin-off of $6.8 million, information technology costs of $3.4 million, compensation expense of $2.5 million, other professional fees of $1.3 million and other miscellaneous expenses aggregating $0.3 million, partially offset by a decrease in medical expenses of $3.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$455.1	$317.2	$432.1
Restricted cash	22.6	19.4	18.6
Working capital	846.7	748.2	826.5
Amounts available under Credit Facility*	350.0	350.0	350.0
Cash flow from operations for the nine months ended	585.8		487.9

*
There were related outstanding letters of credit totaling approximately $32.4 million, $42.8 million and $35.9 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $139.9 million of available cash was held by our foreign subsidiaries at September 30, 2018. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.

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

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.69% and 4.94% at September 30, 2018, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On September 30, 2018, $708.0 million was outstanding on Term Loan B-4, $1,036.9 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $32.4 million and $42.8 million at September 30, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at September 30, 2018. However, there were related letters of credit outstanding totaling approximately C$1.0 million at September 30, 2018, which reduce amounts available under the Canadian line of credit.
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
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a maximum consolidated senior secured leverage ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The senior secured leverage ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-

based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) expenses associated with the consolidation of salvage operations; (i) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (j) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (k) expenses incurred in connection with permitted acquisitions; (l) any impairment charges or write-offs of intangibles; and (m) any extraordinary, unusual or non-recurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended September 30, 2018 the ratio could not exceed 3.5 to 1.0. Our consolidated senior secured leverage ratio, including capital lease obligations of $45.2 million, was 1.89 to 1.0 at September 30, 2018.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at September 30, 2018.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2020. AFC Funding Corporation had committed liquidity of $1.50 billion for U.S. finance receivables at September 30, 2018.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$125 million at September 30, 2018. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,979.7 million and $1,912.6 million at September 30, 2018 and December 31, 2017, respectively. AFC's allowance for losses was $13.8 million and $13.0 million at September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, and December 31, 2017, $1,935.2 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,366.3 million and $1,358.1 million of obligations collateralized by finance receivables at September 30, 2018 and December 31, 2017, respectively. There were unamortized securitization issuance costs of approximately $8.5 million and $13.3 million at September 30, 2018 and December 31, 2017, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2018, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$51.0	$41.8	$29.1	$(44.4)	$77.5
Add back:
Income taxes	19.0	14.3	9.0	(17.2)	25.1
Interest expense, net of interest income	0.1	—	14.9	32.8	47.8
Depreciation and amortization	31.9	24.3	2.3	7.1	65.6
Intercompany interest	3.6	9.4	(0.9)	(12.1)	—
EBITDA	105.6	89.8	54.4	(33.8)	216.0
Intercompany charges	3.3	—	—	(3.3)	—
Non-cash stock-based compensation	2.5	1.0	0.6	2.7	6.8
Acquisition related costs	1.3	—	—	0.2	1.5
Securitization interest	—	—	(12.9)	—	(12.9)
Severance	0.9	—	0.5	0.1	1.5
IAA separation costs	—	—	—	2.1	2.1
Other	0.5	0.2	—	—	0.7
Total addbacks	8.5	1.2	(11.8)	1.8	(0.3)
Adjusted EBITDA	$114.1	$91.0	$42.6	$(32.0)	$215.7

	Three Months Ended September 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$47.0	$28.0	$20.4	$(32.6)	$62.8
Add back:
Income taxes	29.6	15.9	11.6	(19.4)	37.7
Interest expense, net of interest income	(0.4)	—	11.0	30.1	40.7
Depreciation and amortization	28.5	23.1	7.9	6.7	66.2
Intercompany interest	8.9	9.5	(1.6)	(16.8)	—
EBITDA	113.6	76.5	49.3	(32.0)	207.4
Intercompany charges	2.5	—	—	(2.5)	—
Non-cash stock-based compensation	1.9	1.0	0.7	2.5	6.1
Acquisition related costs	1.3	—	—	0.2	1.5
Securitization interest	—	—	(8.7)	—	(8.7)
Minority interest	1.6	—	—	—	1.6
Severance	0.5	—	—	—	0.5
Other	0.6	0.3	—	—	0.9
Total addbacks	8.4	1.3	(8.0)	0.2	1.9
Adjusted EBITDA	$122.0	$77.8	$41.3	$(31.8)	$209.3

	Nine Months Ended September 30, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$165.2	$144.5	$82.5	$(131.5)	$260.7
Add back:
Income taxes	58.0	48.2	26.7	(46.2)	86.7
Interest expense, net of interest income	0.9	—	43.0	92.7	136.6
Depreciation and amortization	94.4	73.1	13.6	21.7	202.8
Intercompany interest	15.6	28.3	(2.1)	(41.8)	—
EBITDA	334.1	294.1	163.7	(105.1)	686.8
Intercompany charges	11.0	—	—	(11.0)	—
Non-cash stock-based compensation	6.9	2.9	1.7	7.3	18.8
Acquisition related costs	3.7	—	—	1.5	5.2
Securitization interest	—	—	(37.0)	—	(37.0)
Severance	3.3	0.1	0.5	0.1	4.0
IAA separation costs	—	—	—	6.8	6.8
Other	2.0	0.7	—	—	2.7
Total addbacks	26.9	3.7	(34.8)	4.7	0.5
Adjusted EBITDA	$361.0	$297.8	$128.9	$(100.4)	$687.3

	Nine Months Ended September 30, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$152.0	$97.5	$61.6	$(121.9)	$189.2
Add back:
Income taxes	92.4	54.5	35.9	(77.1)	105.7
Interest expense, net of interest income	(0.4)	—	31.8	89.4	120.8
Depreciation and amortization	82.5	69.2	23.5	20.0	195.2
Intercompany interest	27.1	28.3	(20.1)	(35.3)	—
EBITDA	353.6	249.5	132.7	(124.9)	610.9
Intercompany charges	7.6	—	—	(7.6)	—
Non-cash stock-based compensation	5.1	2.8	1.8	7.8	17.5
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	3.8	—	—	1.3	5.1
Securitization interest	—	—	(25.0)	—	(25.0)
Minority interest	4.3	—	—	—	4.3
Severance	1.7	0.2	0.1	—	2.0
Other	1.5	(0.4)	—	—	1.1
Total addbacks	24.0	2.6	(23.1)	29.0	32.5
Adjusted EBITDA	$377.6	$252.1	$109.6	$(95.9)	$643.4

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	September 30, 2018
Net income (loss)	$172.8	$90.0	$93.2	$77.5	$433.5
Add back:
Income taxes	(69.7)	26.4	35.2	25.1	17.0
Interest expense, net of interest income	41.8	41.3	47.5	47.8	178.4
Depreciation and amortization	69.4	70.3	66.9	65.6	272.2
EBITDA	214.3	228.0	242.8	216.0	901.1
Non-cash stock-based compensation	7.7	6.7	5.3	6.8	26.5
Acquisition related costs	1.7	2.2	1.5	1.5	6.9
Securitization interest	(9.9)	(11.4)	(12.7)	(12.9)	(46.9)
Minority interest	0.1	—	—	—	0.1
(Gain)/Loss on asset sales	0.2	0.4	0.3	0.2	1.1
Gain on previously held equity interest value	(21.6)	—	—	—	(21.6)
Severance	0.9	1.5	1.0	1.5	4.9
IAA separation costs	—	1.1	3.6	2.1	6.8
Other	1.2	0.9	0.4	0.5	3.0
Total addbacks	(19.7)	1.4	(0.6)	(0.3)	(19.2)
Adjusted EBITDA	$194.6	$229.4	$242.2	$215.7	$881.9

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Net cash provided by (used by):
Operating activities	$585.8	$487.9
Investing activities	(234.1)	(200.3)
Financing activities	(205.7)	(73.1)
Effect of exchange rate on cash	(4.9)	16.5
Net increase in cash, cash equivalents and restricted cash	$141.1	$231.0
Cash flow from operating activities was $585.8 million for the nine months ended September 30, 2018, compared with $487.9 million for the nine months ended September 30, 2017. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as increased profitability adjusted for non-cash items.
Net cash used by investing activities was $234.1 million for the nine months ended September 30, 2018, compared with $200.3 million for the nine months ended September 30, 2017. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in the additional finance receivables held for investment of approximately $51.7 million; and

•	an increase in cash used for capital expenditures of approximately $11.0 million;
partially offset by:

•	a decrease in cash used for acquisitions of approximately $23.7 million.
Net cash used by financing activities was $205.7 million for the nine months ended September 30, 2018, compared with $73.1 million for the nine months ended September 30, 2017. The increase in net cash used by financing activities was primarily attributable to:

•	the approximately $186.0 million of net cash received from the refinancing and repayment activities in 2017;

•	a smaller increase in book overdrafts in the first nine months of 2018 compared with the first nine months of 2017 of approximately $17.4 million; and

•	an increase in dividend payments of approximately $9.7 million;
partially offset by:

•	a decrease in common stock repurchases in 2018 of approximately $50.0 million; and

•	an increase in the additional obligations collateralized by finance receivables of approximately $39.0 million.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2018 and 2017 approximated $121.1 million and $110.1 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $185 million for fiscal year 2018, including the purchase of IAA property in Florida for use during catastrophic events. Approximately half of the 2018 capital expenditures are expected to relate to technology-based investments. Anticipated capital expenditures are primarily attributable to improvements and expansion at vehicle auction facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.35 per share in 2018 using cash flow from operations, representing an annualized dividend of $1.40 per share. The following dividend information has been released for 2018:

•	On November 6, 2018, the Company announced a cash dividend of $0.35 per share that is payable on January 4, 2019, to stockholders of record at the close of business on December 20, 2018.

•	On August 7, 2018, the Company announced a cash dividend of $0.35 per share that was paid on October 3, 2018, to stockholders of record at the close of business on September 20, 2018.

•	On May 8, 2018, the Company announced a cash dividend of $0.35 per share that was paid on July 5, 2018, to stockholders of record at the close of business on June 21, 2018.

•	On February 20, 2018, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2018, to stockholders of record at the close of business on March 22, 2018.

•	On October 31, 2017, the Company announced a cash dividend of $0.35 per share that was paid on January 5, 2018, to stockholders of record at the close of business on December 20, 2017.
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

The purchase price of STRATIM, net of cash acquired, was approximately $23.3 million. The purchase price for the acquired business was allocated to acquired assets and liabilities based upon fair values, including $1.8 million to intangible assets, representing the fair value of software of $1.4 million and acquired customer relationships of $0.4 million, which are being amortized over their expected useful lives. The purchased assets included accounts receivable, computer equipment and software. The purchase accounting associated with this acquisition is preliminary, subject to determination of tax attributes and final valuation results. The acquisition resulted in goodwill of $22.0 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of the acquisition, including pro forma financial results, was immaterial to the Company’s consolidated results for the nine months ended September 30, 2018. Financial results for STRATIM have been included in our consolidated financial statements from the date of acquisition.
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
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation negatively affected net income by approximately $1.0 million and positively affected net income by $0.9 million for the three and nine months ended September 30, 2018, respectively. A 1% decrease in the average Canadian exchange rate for the three and nine months ended September 30, 2018 would have impacted net income by approximately $0.3 million and $0.9 million, respectively. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2018 would have resulted in an increase in interest expense of approximately $1.3 million and $4.6 million, respectively. As of September 28, 2018, the three-month LIBOR rate on Term Loan B-4 and Term Loan B-5 exceeded the 2.0% cap rates. As such, $1.2 billion of our $1.7 billion in variable rate debt is not exposed to interest rate movements as long as three-month LIBOR remains above 2.0% for the duration of the caps.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
In addition to the risks set forth below, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Other than as set forth below, there were no material changes during the nine months ended September 30, 2018 to the risk factors reported in our most recent Annual Report on Form 10-K. The risks described below and in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On February 27, 2018, our board of directors approved a plan to separate our salvage vehicle auction business from our whole car auction business through a spin-off, which would result in two independent, publicly-traded companies. Completion of the spin-off will be contingent upon customary closing conditions, including, among other things, authorization and approval from our board of directors of the final terms of the spin-off, receipt of a legal opinion regarding the tax-free status of the spin-off, execution of intercompany agreements, the effectiveness of a registration statement on Form 10 with the SEC, and market and certain other conditions. For these and other reasons, the spin-off is not expected to be completed until sometime in 2019, if at all.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
July 1 - July 31	—	$—	—	$219.7
August 1 - August 31	—	—	—	219.7
September 1 - September 30	—	—	—	219.7
Total	—	$—	—

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
			10-Q	001-34568	10.16b	5/10/2017

10.16a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.23a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.23b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.24		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.25a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.25b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.26a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.26b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.26c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.26d	*	Amendment No. 3 to the KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018					X

10.27	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.29	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.30	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.34	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.36	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.37	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.38	*	Form of 2017 and 2018 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

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

KAR Auction Services, Inc.
(Registrant)

Date:	November 7, 2018	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)