Form 10-K
period 2018-12-31
KAR Auction Services, Inc.
filed 2019-02-21
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $7,313,089,099 at June 30, 2018.
As of February 15, 2019, 132,901,055 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

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

•	"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2018).

PART I
Item 1.    Business
Overview
We are a leading provider of used car auction services and salvage auction services in North America and the United Kingdom. We facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles and salvage vehicles through our 254 North American physical auction locations at December 31, 2018, and multiple proprietary Internet venues. In 2018, we facilitated the sale of approximately 6.0 million used and salvage vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
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
At December 31, 2018, we had a North American network of 75 whole car auction locations and 179 salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 14 locations in the United Kingdom. Our auction locations are primarily standalone facilities dedicated to either whole car or salvage auctions; however, some of our sites are utilized to service both whole car and salvage customers at the same location. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used and salvage vehicles.
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

Our Industry
Auctions are the hub of the remarketing system for used and salvage vehicles, bringing professional sellers and buyers together and creating a marketplace for the sale of these vehicles. Whole car auction vehicles include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other program fleet vehicles that have reached a predetermined age or mileage. The salvage vehicle auction industry provides a venue for sellers, primarily automobile insurance companies, to dispose or liquidate total loss, damaged or low value vehicles to dismantlers, rebuilders, scrap dealers or qualified public buyers. The following are key industry highlights:
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including online only volumes, were approximately 10.6 million and 11.1 million in 2016 and 2017, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2018 have not yet been released. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev). We have included online only volumes in the totals above for 2016 and 2017. We estimate that used vehicle auction volumes in North America in 2018 were approximately 11.6 million vehicles, including online only volumes and mobile application volumes.
Salvage Auction Industry Volumes
We believe that the North American salvage vehicle auction industry volumes are affected primarily by accident rates, the age of the vehicle fleet on the road, miles driven, weather, the complexity of vehicles in operation, repair costs and recycled parts utilization. Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. As vehicle design becomes more complex with additional enhancements, such as airbags and electrical components, vehicles can cost more to repair following an accident and insurance companies are more likely to declare a damaged vehicle a total loss. The percentage of claims resulting in total losses was approximately 18% in 2018. In addition, the utilization of recycled parts from salvage vehicles by the collision repair industry continues to increase as the quality of these parts gains wider acceptance and insurance companies attempt to reduce their repair claim costs. We believe that salvage auction industry volumes will grow 5% to 7% annually, for the foreseeable future.
Consolidated Whole Car and Salvage Auction Markets
The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, Inc. and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 29% of the North American whole car auction market. The North American salvage vehicle auction market is also largely consolidated with the top two competitors, IAA and Copart, Inc., together representing approximately 80% of the market.
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

Extend and Integrate Our Platform

We believe that the Company’s collection of 268 whole car and salvage auction sites, along with their online counterparts, makes us uniquely qualified to provide the best set of remarketing marketplaces for our customers. Additionally, these venues provide the opportunity to anchor further expansion and growth of the catalog of integrated ancillary and related services offered by the Company. We are therefore focused on the following strategies to further extend and integrate our platform.

•
Developing Alternative Marketplaces/Digital Channels: The Company continues to identify innovative venues for the exchange of used vehicles through internal development, targeted partnerships and acquisitions. For example, in 2017 we acquired the remaining interest in TradeRev, a mobile auction app and desktop solution that facilitates real time dealer-to-dealer vehicle auctions. In addition, with the increased use of vehicle sharing and the prospect of autonomous vehicles, we will look to identify opportunities to integrate our portfolio of service offerings with this emerging market segment. In February 2018, we acquired STRATIM Systems Inc., a mobility and fleet management software company that uses data analytics to help fleet owners manage, maintain and service their fleets.

•
Expanding our International Presence: In both our whole car and salvage vehicle businesses, we have experience managing a global buyer base with relationships in over 120 countries. In addition, some of our recent acquisitions and the launch of ADESA U.K. have provided an initial foothold in Europe. In November 2018, we reached a definitive agreement to acquire Belgium-based CarsOnTheWeb and in January 2019 we completed the acquisition. The addition of CarsOnTheWeb places KAR in the major automotive marketplaces across Europe. We believe we are well positioned to grow internationally and we continue to identify opportunities to expand certain of our service offerings globally. We expect that our ability to efficiently layer in our product and technology licensing will allow us to enter other mature auction markets.

•
Expanding Opportunities for Customers to Buy and Sell Online: We are focused on enhancing our Internet solutions in all of the key channels in which we operate, and we will continue to invest in technology platforms in order to capitalize on new opportunities and attract new customers. ADESA is continuously investing in initiatives to upgrade our platforms. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. Online buying activity continues to accelerate and represents an increasing portion of wholesale transactions across the industry. Providing consistent, accurate and user-friendly online solutions remains a strategic priority. Advancing our online solutions allows us to connect more effectively with our current customers and engage with a broader range of geographically diverse customers. We will continue to make investments in our online technology to enhance the selling and buying experience for our customers. These investments involve creating a more streamlined user experience and embedding additional Company capabilities and offerings within our online tools.

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
The Company is focused on integrating its acquisitions. Since the time of acquisition, work has been underway to evaluate current levels of performance, resources, and productivity and ensure they are operating as efficiently and effectively as possible.
Using Excess Cash Flow to Invest in Strategic Growth Initiatives and Return Capital to Shareholders
We generate strong cash flows as a result of our attractive margins, the ability to leverage our corporate infrastructure across our multiple auction locations, relatively low levels of capital expenditures and limited working capital requirements. Management plans to utilize excess cash generated by the business to invest in strategic growth initiatives and return capital to shareholders. We generated $749.8 million and $588.8 million of cash flow from operations for the twelve months ended December 31, 2018 and 2017, respectively. After paying any future dividends to shareholders (subject to prior declaration by our board of directors), we expect that significant cash flow will remain to support growth initiatives or return additional capital to shareholders.
Targeted acquisitions and greenfield expansion represent possible growth initiatives. Increased demand for single source solutions by our customers and other factors may increase our opportunities to acquire competitors. Both ADESA and IAA have a strong record of acquiring and integrating independent auction operations and improving profitability. We will continue to evaluate opportunities to open and acquire new sites in selected markets in order to effectively leverage our sales and marketing capabilities and expand our buyer base and geographic presence for both ADESA and IAA. In addition, we may pursue opportunities to acquire additional product offerings in each of our business segments.
We paid cash dividends to shareholders of $188.3 million and $174.8 million for the years ended December 31, 2018 and 2017, respectively. In addition, we paid $150.0 million for the years ended December 31, 2018 and 2017, to repurchase and retire shares of our common stock.
Our Business Segments
We operate as three reportable business segments: ADESA Auctions, IAA and AFC. Our revenues for the year ended December 31, 2018 were distributed as follows: ADESA 56%, IAA 35% and AFC 9%.
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

TradeRev	An online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time.
ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.
ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.
ADESA Virtual Inventory	Subscription-based service to allow dealers to embed ADESA's search technology into a dealer's website to increase the number of vehicles advertised by the dealer.
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
IAA
Overview
As one of the leading providers of damaged and total loss claim solutions and salvage vehicle auctions, we operate as IAA in the United States, Impact Auto Auctions in Canada and HBC Vehicle Services Limited in the United Kingdom and serve our customer base through salvage auction locations throughout North America and the United Kingdom. We facilitate the remarketing of vehicles for a variety of sellers, including insurance companies, used-vehicle dealers, rental car and fleet lease companies, auto lenders and charitable organizations. Our marketplaces provide buyers from around the globe with the damaged and total loss vehicles they need to fulfill their scrap demands, replacement part inventory demands or vehicle rebuild requirements. Fees for our services are earned from both sellers and buyers of vehicles sold through our channels.

In exchange for agreed-upon processing and service fees, we sell damaged and total loss vehicles on behalf of vehicle sellers primarily on a consignment basis, meaning that our sellers continue to own their vehicles until they are sold to buyers through one of our marketplaces. We also offer our vehicle sellers a number of other services for which fees may be charged, including but not limited to total loss claims solutions (as described below), inspection services, and marketing and other administrative services. In addition to the fees we collect from our vehicle sellers, we also charge service fees to our buyers for each vehicle purchased based on a tiered structure that increases with the sales price of the vehicle. We likewise offer our buyers additional services for which we also charge service fees.

Vehicles are marketed to prospective buyers through our many marketplaces, 24 hours per day and seven days per week. Auctions are typically held weekly at most locations and are simulcast in a manner that allows bidders to participate both physically at the auction, and online via a desktop internet browser or through our proprietary mobile device applications. Certain vehicles are also offered for sale online via Timed Auctions, where bidders may bid on those vehicles for a fixed duration of time and via Buy Now where vehicles are offered for sale at a fixed price. All vehicles which are ready for auction are listed and available online on IAA’s Auction Center, allowing prospective bidders to preview and Proxy bid on vehicles prior to the actual auction event. IAA’s Auction Center includes an "Advanced Search" function that allows for filtering to quickly locate specific vehicles and offers buyers additional services such as Enhanced Vehicle Details that includes VIN details and Hollander Interchange parts data to help buyers make informed purchasing decisions. IAA’s Auction Center provides online buyers with an open, competitive bidding environment that reflects the dynamics of a live physical auction. Our mobile and online capabilities provide buyers flexibility in their purchasing options, exposing vehicles to bidders from around the globe and allowing bidders to participate in a greater number of auctions. Online inventory browsing and digital alerts (via email or through buyer app) reduce the time required to acquire vehicles and the broader market exposure and increased competitive bidding generally drive higher selling prices at auction. We believe the capabilities of our auction models maximize auction proceeds and returns to our vehicle sellers.

Tools and services focused on total loss claims have been developed to assist insurance sellers in improving policy holder satisfaction and more effectively managing costs during the total loss claims process. IAA Total Loss Solutions includes IAA Inspection Services™, IAA Title Services™ and additional service offerings within the suite of products. These products and services help to reduce total loss claims cycle time, provide transparency for the insured, and more deeply integrate sellers within IAA’s flagship salvage management tool, CSAToday®.

HBC is a salvage auction services business operating in the United Kingdom. HBC provides salvage collection and disposal services for the U.K.’s top insurance, fleet and accident management companies, and conducts business using a variety of sales channels, including online auctions. HBC’s business model differs from that of IAA, as more of HBC’s vehicles are sold under purchase contracts as opposed to consignment based arrangements. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional financial information about geographic areas.
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
CSAToday®
IAA’s online reporting and analysis tool that gives seller customers the ability to manage their vehicle assets. It also provides a detailed overview of salvage performance and identifies factors influencing timeline efficiency and net returns.

IAA Market ValueTM
A solution for seller customers looking to estimate the values of their vehicles. Part of the CSAToday app on iOS and Android devices, this tool utilizes user-provided information and our historical auction data to deliver results to their smartphones.

Mobile Vehicle Assignment
Gives customers the ability to assign a vehicle from their iOS or Android device through the CSAToday app. Simplifies the desktop assignment process to a five-swipe workflow that uses smartphone technology to minimize manual input.

BidFast®
A salvage valuation solution that comprehensively analyzes a vehicle to determine its value and provides a guaranteed bid for 60 days. Intended to be used for partial-loss conversions, denied coverage, subrogation file closure and owner-retained salvage.

Catastrophe (CAT) Services
To better service our insurance carrier partners, we track storm patterns and have response teams ready when disaster strikes. In the event of a catastrophe, IAA draws from an established network of partners to secure towing services and storage space. A mobile CAT Command Center as well as dedicated IAA staff serve as an on-the-go, centralized point of crisis management. When the vehicles are ready for sale, we promote them to our global buyer base with targeted marketing efforts for efficient sale and file closure.

IAA Total Loss Solutions®	Provides insurance carrier customers with a comprehensive platform to process auto insurance claims efficiently, from the loss event to asset liquidation. Solutions include:
- IAA Loss Advisor™
- IAA Inspection Services®
- IAA Title Services®
- Title Procurement Dashboard
- IAA Express Notary™
- IAA Loan Payoff™
- MyVehicleClaim.com
- IAA Active Inventory Management
Multi-Channel Auction Model
Vehicles are offered simultaneously through a variety of channels to live and online buyers in a live auction format utilizing i-Bid LIVESM and other web technology. We believe this exposes the vehicles to the maximum number of potential buyers.

Vehicle Inspection Centers
We maintain vehicle inspection centers ("VIC") at many of our facilities. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Some of these sites are formalized through temporary license agreements with the insurance companies that supply the vehicles. A VIC is designed to minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and to improve service time for the policyholder.

Transportation and Towing	Inbound logistics administration with actual services typically provided by third-party carriers.
Remarketing Market	Focuses on low-end, high mileage and damaged vehicles from rental sellers, fleet and leasing companies, banks and dealer trade-in inventory.
Donation Market	Processes vehicles for a variety of charitable organizations across the United States and Canada, assisting them in turning donated vehicles into cash to support their respective cause.

IAA also offers solutions focused on a diverse set of global buyer customers to provide the vehicles they need to fulfill their vehicle rebuild requirements, replacement part inventory or scrap demand. Some of the services provided by IAA include:

Services	Description
i-Bid LIVESM
Our live auction Internet bidding solution, i-Bid LIVE, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. In addition, i-Bid LIVE provides real-time streaming audio from the live auction and images of damaged and total loss vehicles and other data. Buyers inspect and evaluate the damaged and total loss vehicle and listen to the auction while it is underway.

IAA Buy Now™	Provides a unit for sale for a specific price using analytical data. This model allows units to get exposure and sell between scheduled auctions.
IAA Timed Auctions™	Offering a unit for sale for a specified period of time. This model allows for competitive bidding and sale prior to our scheduled IAA Live and Online Auctions.
IAA Online Exclusive™
Offers units for sale via a live online auction. Using a live auctioneer simulcast over the internet, this model is designed to sell a specific segment of vehicles, such as recreational vehicles or boats.

IAA Screen Sale™
This method offers units for sale via a screen at one of our IAA branches. This method uses a live auctioneer selling vehicles to both live in-person and online bidders. This method is intended for buyers when units are off-site, such as located at a CAT yard.

IAA Live & Online™	This auction model is IAA’s traditional method of selling vehicles. This model is used by our branches allowing both live and online bidders to interact with a live auctioneer.
IAA Run & Drive®	As part of the live auction, operable vehicles run and drive through a dedicated lane to showcase sellers’ inventory and give buyers the chance to determine an item’s full value.
IAA High-Resolution Images™	Provides high-resolution images designed to improve buyer confidence to bid, while ensuring sellers’ inventory receives maximum exposure.
Vehicle Parts Search	Integrates Hollander Interchange™ Part Numbers into the search functionality of IAAI.com and helps buyer customers search IAA nationwide inventory for specific vehicle components.
IAA Fast Search	Enhanced vehicle search and filter options providing what we believe is the most comprehensive search tool in the industry.
IAA Cost Calculator™	Provides buyers with an estimate of total cost to make more informed bidding and buying decisions.
I-Pay®	A convenient, secure tool that allows buyers to make payments via the internet directly from any bank account in the United States. Available through the Auction Center and the IAA Buyer app.
IAA Transport™	An integrated shipping solution allowing buyers to schedule shipment of vehicles during the checkout process.
Customers
We obtain IAA's supply of vehicles from insurance companies, used vehicle dealers, rental car and fleet leasing companies, auto lenders, non-profit organizations and the general public. We have established long-term relationships with virtually all of the major automobile insurance companies. The vast majority of the vehicles we process are on a consignment basis. The buyers of damaged and total loss vehicles include automotive body shops, rebuilders, used car dealers, automotive wholesalers, exporters, dismantlers, recyclers, brokers, and where allowed, non-licensed (public) buyers.
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
Internal Online Operating Solution
Our current IAA internal online operating solution includes:

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

Our other information systems, including i-Bid LIVE and CSAToday systems, are integrated with our ASAP product, facilitating auction processes and information flow with internal operational systems.

Competition
In the salvage sector, the competition includes Copart; Total Resource Auctions, a subsidiary of Cox Enterprises, Inc.; independent auctions and a limited number of used vehicle auctions that regularly remarket damaged and total loss vehicles. Additionally, some dismantlers of damaged and total loss vehicles such as LKQ Corporation and Internet-based companies have entered the market, thus providing alternate avenues for sellers to remarket vehicles. While most insurance companies have abandoned or reduced efforts to sell damaged and total loss vehicles without the use of service providers such as us, they may in the future decide to dispose of their vehicles directly to end users.
AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2018, AFC serviced approximately 1.8 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
Preferred Warranties, Inc. is a vehicle service contract business. We receive advance payments for the vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2018 was approximately 1.8 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's vehicle service contracts related liabilities in the event the Company is unable to perform under the terms of specific vehicle service contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2018, approximately 83% of the vehicles floorplanned by AFC were vehicles purchased by dealers at auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2018, we serviced auctions through 127 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2018, AFC had approximately 12,300 active dealers with an average line of credit of approximately $270,000 and no one dealer representing greater than 1.6% of our portfolio. An average of approximately 15 vehicles per active dealer was floorplanned with an approximate average value outstanding of $10,200 per vehicle as of December 31, 2018.
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
Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, approximately 90,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
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

AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.70 billion from a third-party facility for U.S. finance receivables at December 31, 2018. The agreement expires on January 28, 2022.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$175 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 28, 2022. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
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
Employees
At December 31, 2018, we had a total of approximately 18,400 employees, of which approximately 14,100 were located in the U.S. and approximately 4,300 were located in Canada, Mexico and the United Kingdom. Approximately 79% of our workforce consists of full-time employees. Currently, less than 1% of our total employees participate in collective bargaining agreements.
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

ADESA, through its physical and online wholesale vehicle platforms, currently competes with online wholesale and retail vehicle selling platforms, including OVE.com and RMS Automotive (both affiliated with Cox Enterprises, Inc.), SmartAuction, mobile applications (including TradeRev) and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.

In the dealer-to-dealer auction market, our mobile application, TradeRev, currently competes with ACV Auctions, EBlock, Manheim Express, BacklotCars, Dealers' Forum, TradeHelper and others. The dealer-to-dealer space is experiencing a digital disruption. If TradeRev is unable to compete and gain market share in the dealer-to-dealer space, our business and revenues may be negatively impacted.

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

At the national level, AFC's competition includes NextGear Capital, a subsidiary of Cox Enterprises, Inc., other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC offers its customers competitive rates and fees and competes primarily on the basis of quality of service, convenience of payment, scope of services offered and historical and consistent commitment to the sector. If the number of loans originated and serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.

We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.

Our business is dependent on information technology. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Understanding technology innovation is necessary to remain at the forefront of our industry. It is strategically significant that we lead the digital transformation/technology disruption occurring in our industry. We may not be successful in structuring our information technology or developing, acquiring or implementing information systems which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop/implement these initiatives in a cost-effective, timely manner or at all. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

We may not be successful in the implementation of our business strategy or we may improperly align new strategies with the Company’s vision, which could lead to the misapplication of Company resources.

Our strategy is to provide the best remarketing venue and analytical evidence for every vehicle. To execute our strategy, we are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to developing alternative marketplaces, expanding fleet mobility relationships, expanding our international footprint, establishing exceptional analytics capabilities, leveraging the Company's unique remarketing portfolio and data and growing the Company's buyer base. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $749.8 million and $588.8 million of cash flow from operations for the years ended December 31, 2018 and 2017, respectively), we may be unable to reinvest in our business, return capital to shareholders or reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives, if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

We may be unable to meet or exceed our customers’ expectations, which could result in poor customer retention and adversely affect our operating results and financial condition.

We believe our future success depends in part on our ability to respond to changes in customer requirements and our ability to meet regulatory requirements for our customers. Our customers include vehicle manufacturers and their captive finance arms, vehicle leasing and rental companies, financial institutions, fleet management companies, franchised and independent used vehicle dealers, insurance companies, non-profit organizations, automotive body shops, rebuilders, automotive wholesalers, exporters, dismantlers, recyclers and brokers. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.

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

Acquisitions and other strategies to expand our operations beyond North America subject us to significant risks and uncertainties. As a result, we may not be successful in realizing anticipated synergies or we may experience unanticipated integration expenses. As we continue to explore opportunities to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. There can be no assurance that we will identify appropriate international targets, acquire such businesses on favorable terms, or be able to successfully grow and integrate such organizations into our business. Operationally, acquired businesses typically depend on key relationships and our failure to maintain those relationships could have an adverse affect on our operating results and financial condition.

In addition, we anticipate that our non-U.S. based operations will continue to subject us to risks associated with operating on an international basis, including:

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and profitability;

•	restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions, which may result in higher effective tax rates;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	compliance with the Foreign Corrupt Practices Act;

•	compliance with various privacy regulations, including the General Data Protection Regulation;

•	dealing with unfamiliar regulatory agencies and laws favoring local competitors;

•	dealing with political and/or economic instability;

•	the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations;

•	localizing our product offerings; and

•	adapting to different business cultures and market structures.

As we continue to explore opportunities to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse affect on our operating results and financial condition.

Significant disruptions of information technology systems or breaches of information technology systems, infrastructure and business information could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information and adversely affect our business and reputation.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing and maintenance of the information processed by these systems, is critical to our business operations and strategy. Information technology risks (including the confidentiality, integrity and availability of digital assets) for companies have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. Our customers and other parties in the payments value chain rely on our digital online products as well as other information technologies, computers, software and networks to conduct their operations. In addition, to access our online products and services, our customers increasingly use personal smartphones, tablet PCs and other mobile devices that may be beyond our control.

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

Despite security measures and business continuity plans, our systems may be vulnerable to damage, disruptions or shutdowns caused by hackers, computer viruses, or breaches due to errors or malfeasance by employees, third parties and others who have access to these systems. If our information technology is compromised, becomes inoperable for extended periods of time or ceases to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could compromise or result in the loss of the information processed by these systems and proprietary data, disrupt our business, damage our reputation and materially adversely affect our consolidated financial position and results of operations.

In addition, aspects of our operations and business are subject to privacy regulation in the United States and elsewhere, including the California Consumer Privacy Act. We collect and store sensitive data, including the intellectual property, proprietary business information, proprietary business information of our customers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and tradenames or the loss of significant customers.

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

Furthermore, online only auction platforms were utilized for the sale of approximately 38% of vehicles sold in North America by ADESA in 2018, compared with approximately 30% in 2017. If sellers and buyers increase the number of vehicles transacted on online only auction platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers physical auctions, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on online only auction platforms as compared with used vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

Our business and operating results would be adversely affected if we lose one or more significant customers.

Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, institutional and dealer customers make no binding long-term commitments to us regarding consignment volumes. Any such customer could reduce its overall supply of vehicles for our auctions or otherwise seek to materially change the terms of its business relationship with us at any time. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2018, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.

At a segment level, approximately 80% of IAA segment’s revenues derive from insurance company customers and a small number of these customers account for a large share of IAA’s revenues. In 2018, approximately 40% of IAA’s revenues were associated with the fees generated from the auction of salvage vehicles, including buyer fees, from its three largest insurance customers, each of which accounted for over 10% of IAA's revenue. If one or more of IAA’s large customers were to significantly reduce consignments for any reason or favor competitors or new entrants, IAA may not be successful in replacing such business and IAA’s profitability and operating results would be materially adversely affected.

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

In the United Kingdom, the salvage market typically operates on a principal basis, in which a vehicle is purchased and then resold, rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle. Operating on a principal basis exposes us to inventory risks, including losses from theft, damage and obsolescence. Furthermore, in periods when the supply of vehicles from the insurance sector in North America declines, salvage operators have acquired and in the future may acquire vehicles on their own. If we purchase vehicles, the increased costs associated with acquiring the vehicles could have a material adverse effect on our gross profit and operating results. Vehicles sold under purchase agreements were approximately 4% of total salvage vehicles sold for the year ended December 31, 2018. In addition, when vehicles are purchased, we are subject to changes in vehicle values, such as those caused from changes in commodity prices for steel and platinum. Decreases in commodity prices may negatively affect vehicle values and demand at salvage auctions.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 12% of our revenues were attributable to our Canadian operations for the year ended December 31, 2018. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. A 1% decrease in the average Canadian exchange rate for the year ended December 31, 2018 would have impacted net income by approximately $0.9 million.

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

As of December 31, 2018, our total corporate debt was approximately $2.7 billion, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $350.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $32.9 million at December 31, 2018, which would reduce the $350.0 million available for borrowings under the credit facilities.

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

Changes in interest rates or market conditions could adversely impact our profitability and business.

The U.S. Federal Reserve raised interest rates four times in 2018 and may raise interest rates again in 2019. Rising interest rates may have the effect of depressing the sales of new and used vehicles because many consumers finance their vehicle purchases and rising auto loan rates increase the cost of purchasing a vehicle. Likewise, when interest rates increase, the subprime borrowing market often tightens, making interest rates even higher for those with lower credit scores. If increased interest rates depress the sales of new and/or used vehicles, then used vehicle trade-ins to dealers and auction volumes could be negatively impacted. These factors could adversely affect ADESA’s revenues and profitability.

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

As noted elsewhere, a portion of our indebtedness is at variable rates of interest. As such, increases in interest rates could also result in higher interest expenses for KAR.

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

Changes in laws affecting the importation of damaged and total loss vehicles may have an adverse effect on our business and financial condition.

Our Internet-based auction services have allowed us to offer our products and services to international markets and have increased our international buyer base. As a result, foreign buyers of damaged and total loss vehicles now represent a significant part of our total buyer base. Changes in laws and regulations that restrict the importation of damaged and total loss vehicles into foreign countries may reduce the demand for damaged and total loss vehicles and impact our ability to maintain or increase our international buyer base. The adoption of such laws or regulations in other jurisdictions that have the effect of reducing or curtailing our activities abroad could have a material adverse effect on our results of operations and financial condition by reducing the demand for our products and services.

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

We depend on the continued and uninterrupted service from our workforce.

Prior to 2018, none of our employees were covered by collective bargaining agreements. In 2018, a group of employees, representing less than 1% of our total employees, ratified a collective bargaining agreement. If a significant number of our employees were to become unionized or collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.

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

Risks Related to the Potential Spin-Off of IAA
Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On February 27, 2018, our board of directors approved a plan to separate our salvage vehicle auction business from our whole car auction business through a spin-off, which would result in two independent, publicly-traded companies. Completion of the spin-off will be contingent upon customary closing conditions, including, among other things, authorization and approval from our board of directors of the final terms of the spin-off, receipt of a legal opinion regarding the tax-free status of the spin-off, execution of intercompany agreements, the effectiveness of a registration statement on Form 10 with the SEC, and market and certain other conditions. For these and other reasons, the spin-off is not expected to be completed until some time in 2019, if at all.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 132,887,029 shares of common stock were outstanding as of December 31, 2018. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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

In October 2016, our board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock through October 26, 2019. As of December 31, 2018, approximately $380.3 million of the Company's common stock had been repurchased under the October 2016 authorization. No assurance can be given as to whether the board of directors will authorize additional shares for repurchase, which could cause the market value of our stock to decline.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased in each case through 2019. The Company has entered into an agreement with a real estate developer to build a new corporate office in Carmel, Indiana, with the lease expected to begin in 2019. At December 31, 2018, properties utilized by the ADESA business segment include 75 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA facilities in North America consist on average of approximately 75 acres of land per site.
IAA is headquartered in Westchester, Illinois, with office space being leased through 2027. At December 31, 2018, properties utilized by the IAA business segment include 179 salvage vehicle auction facilities in the United States and Canada, most of which are leased. IAA also includes HBC, which operates from 14 locations in the United Kingdom. Salvage auctions are generally smaller than used vehicle auctions in terms of acreage and building size and some locations share facilities with ADESA. The IAA North American properties are used primarily for auction and storage purposes consisting on average of approximately 30 acres of land per site.
Of AFC's 127 locations in North America at December 31, 2018, 90 are physically located at auction facilities (including 63 at ADESA and 12 at IAA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime in 2019. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 15, 2019, there were two stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$219.7
November 1 - November 30	1,763,578	56.70	1,763,578	119.7
December 1 - December 31	—	—	—	119.7
Total	1,763,578	$56.70	1,763,578

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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment, for the period beginning on December 31, 2013 and ending on December 31, 2018, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
KAR Auction Services, Inc.	$100	$121.10	$133.22	$157.90	$192.54	$186.59
S&P 400 Midcap Index	$100	$109.77	$107.38	$129.65	$150.71	$134.01
S&P 500 Index	$100	$113.69	$115.26	$129.05	$157.22	$150.33

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
Selected Financial Data of KAR Auction Services, Inc.
For the Years Ended December 31, 2018, 2017, 2016, 2015 and 2014
The following consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2018	2017	2016	2015	2014
Operations:
Operating revenues
ADESA	$2,101.9	$1,937.5	$1,765.3	$1,427.8	$1,271.0
IAA	1,326.8	1,219.2	1,098.0	994.4	895.9
AFC	340.9	301.3	286.8	268.4	250.1
Total operating revenues	$3,769.6	$3,458.0	$3,150.1	$2,690.6	$2,417.0
Operating expenses (exclusive of depreciation and amortization)	2,875.5	2,627.4	2,410.5	2,050.5	1,842.7
Operating profit	624.2	566.0	499.0	427.3	377.7
Interest expense	192.0	164.0	138.8	91.4	86.2

Net income	328.0	362.0	222.4	214.6	169.3
Net income per share
Basic	2.44	2.66	1.62	1.53	1.21
Diluted	2.42	2.62	1.60	1.51	1.19
Weighted average shares outstanding
Basic	134.3	136.3	137.6	140.1	140.2
Diluted	135.7	138.0	139.1	142.3	141.8
Cash dividends declared per common share	1.40	1.31	1.19	1.08	1.02

	As of December 31,
	2018	2017	2016	2015	2014
Financial Position:
Working capital (1)	$689.4	$748.2	$506.2	$232.2	$490.2
Total assets	7,206.2	6,984.3	6,557.6	5,771.5	5,334.8
Total debt, net of unamortized debt issuance costs/discounts	2,667.4	2,680.1	2,470.3	1,865.1	1,743.5
Total stockholders' equity	1,464.2	1,484.9	1,397.3	1,386.1	1,547.1

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other Financial Data:
Net cash provided by operating activities	$749.8	$588.8	$378.0	$482.1	$435.4
Capital expenditures	198.0	152.2	155.1	134.7	101.0
Depreciation and amortization	269.9	264.6	240.6	212.8	196.6
___________________________________________________________________

(1)	Working capital is defined as current assets less current liabilities.

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

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2019.
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

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 179 salvage vehicle auction sites in the United States and Canada at December 31, 2018. IAA also includes HBC, which operates from 14 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2018, AFC conducted business at 127 locations in the United States and Canada. The Company also sells vehicle service contracts through PWI.

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
Potential Spin-off of IAA
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, currently operated by IAA, through a spin-off. The Company also announced that the separation was subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company ("IAA Spinco"), final approval of the board of directors and other customary matters. The Company continues to work on and evaluate the spin-off and the options available to the Company for maximizing shareholder value. While at this time the Company expects to complete the spin-off in 2019, the Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the spin-off.
It is currently expected that IAA Spinco will have total net debt of approximately 3.5 times Adjusted EBITDA. The actual amount of debt that will be issued by IAA Spinco will be determined at a future date when capital is raised for IAA Spinco. This is subject to approval by the board of directors at the time of the issuance of debt and completion of the spin-off. The total net leverage levels for IAA Spinco and KAR are expected to maintain the current corporate debt rating of BB-/B1 currently held by KAR for both entities. The Company expects to provide additional information on the expected dividend policies and the target leverage levels of each enterprise as we get closer to completion of the spin-off. There can be no assurance as to whether or when the spin-off will occur. IAA Spinco filed its initial Registration Statement on Form 10 on June 28, 2018, Amendment No. 1 to its Registration Statement on Form 10 on August 30, 2018 and Amendment No. 2 to its Registration Statement on Form 10 on November 20, 2018.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 10.6 million and 11.1 million in 2016 and 2017, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. NAAA industry volumes for 2018 have not yet been released. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev). We have included online only volumes in the totals above for 2016 and 2017. We estimate that used vehicle auction volumes in North America in 2018 were approximately 11.6 million vehicles, including online only volumes and mobile application volumes. We expect that used vehicle auction volumes in North America, including online only volumes and mobile application volumes, will be over 11 million units in 2019, 2020 and 2021. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's annual survey and management estimates.
In addition to the traditional whole car auction market described above, which we estimate has sold near 11 million units in each of the last few years, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car by approximately 5 million units. We are incurring costs to grow TradeRev in the U.S. and Canada. TradeRev incurred operating losses of $15.7 million and $53.0 million for the three months and year ended December 31, 2018, respectively.

Salvage
Vehicles deemed a total loss by automobile insurance companies represent the largest category of vehicles sold in the salvage vehicle auction industry. Based on data from CCC Information Services, the percentage of claims resulting in total losses was approximately 18% in 2018, 18% in 2017 and 17% in 2016. There is no central reporting system for the salvage vehicle auction industry that tracks the number of salvage vehicle auction volumes in any given year, which makes estimating industry volumes difficult. We believe that salvage auction industry volumes will grow 5% to 7% annually, for the foreseeable future.
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. For the year ended December 31, 2018, the price per ton of crushed auto bodies in North America ranged from $187 to $215 and finished December 2018 at $192. In comparison, for the year ended December 31, 2017, the price per ton of crushed auto bodies in North America ranged from $156 to $188.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 15,800 dealers in 2018, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1,800,000 in 2018.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2018 and 2017:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$2,101.9	$1,937.5
IAA	1,326.8	1,219.2
AFC	340.9	301.3
Total revenues	3,769.6	3,458.0
Cost of services*	2,142.7	1,987.2
Gross profit*	1,626.9	1,470.8
Selling, general and administrative	732.8	640.2
Depreciation and amortization	269.9	264.6
Operating profit	624.2	566.0
Interest expense	192.0	164.0
Other income, net	(3.5)	(1.9)
Loss on extinguishment of debt	—	27.5
Gain on previously held equity interest value	—	(21.6)
Income before income taxes	435.7	398.0
Income taxes	107.7	36.0
Net income	$328.0	$362.0
Net income per share
Basic	$2.44	$2.66
Diluted	$2.42	$2.62

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2018, we had revenue of $3,769.6 million compared with revenue of $3,458.0 million for the year ended December 31, 2017, an increase of 9%. Businesses acquired accounted for an increase in revenue of $26.4 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.3 million, or 2%, to $269.9 million for the year ended December 31, 2018, compared with $264.6 million for the year ended December 31, 2017. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2017 and 2018.
Interest Expense
Interest expense increased $28.0 million, or 17%, to $192.0 million for the year ended December 31, 2018, compared with $164.0 million for the year ended December 31, 2017. The increase was primarily attributable to an increase of approximately $80 million in the average outstanding balance of corporate debt for the year ended December 31, 2018 compared with the year ended December 31, 2017, as well as an increase in the weighted average interest rate for the same period of approximately 0.49%. In addition, there was an increase in interest expense at AFC of $16.0 million, which resulted from an increase in interest rates and increased borrowings under the U.S. securitization agreement for the year ended December 31, 2018, as compared with the year ended December 31, 2017. The increases in interest expense were partially offset by $3.2 million received from the counterparties to the interest rate cap agreements and an increase of $2.6 million in the fair values of our interest rate caps which were recognized as a reduction of interest expense.

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
Income Taxes
We had an effective tax rate of 24.7% for the year ended December 31, 2018, compared with an effective tax rate of 9.0% for the year ended December 31, 2017. Our effective tax rate was higher for the year ended December 31, 2018 as compared with the year ended December 31, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017. As a result, in 2017 we recognized a tax benefit of $102.7 million relating to the re-measurement of deferred tax assets and liabilities and $11.1 million of expense associated with a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries. Additionally, the effective tax rate for the year ended December 31, 2017 was favorably impacted by a reduction in income taxes on undistributed foreign earnings.
Impact of Foreign Currency
The average Canadian exchange rate for the year ended December 31, 2018 was consistent with the rate for the year ended December 31, 2017. As such, the Canadian exchange rate did not significantly impact the reporting of our Canadian operations in U.S. dollars.
ADESA Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$2,101.9	$1,937.5
Cost of services*	1,230.8	1,123.9
Gross profit*	871.1	813.6
Selling, general and administrative	435.8	360.0
Depreciation and amortization	127.5	113.1
Operating profit	$307.8	$340.5
Vehicles sold	3,472,000	3,180,000
Physical auction vehicles sold	2,168,000	2,242,000
Online only vehicles sold	1,304,000	938,000
Dealer consignment mix at physical auctions	42%	45%
Conversion rate at North American physical auctions	61.6%	60.4%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$844	$775
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$121	$113

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $164.4 million, or 8%, to $2,101.9 million for the year ended December 31, 2018, compared with $1,937.5 million for the year ended December 31, 2017. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold (6% increase excluding acquisitions) and average revenue per vehicle sold was consistent. Businesses acquired in the last 12 months accounted for an increase in revenue of $26.4 million.
The increase in vehicles sold was primarily attributable to a 14% increase in institutional volume, including vehicles sold on our online only platform and dealer consignment units sold were consistent (9% decrease excluding acquisitions) for the year ended December 31, 2018 compared with the year ended December 31, 2017. Online sales volume for ADESA represented approximately 54% of the total vehicles sold in 2018, compared with approximately 46% in 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform (TradeRev was acquired in the fourth quarter of 2017); (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 72% of ADESA's online sales volume. ADESA sold approximately 1,304,000 (including approximately 117,000 from TradeRev) and 938,000 vehicles through its online only offerings in 2018 and 2017, respectively. For the year ended December 31, 2018, dealer consignment vehicles represented approximately 42% of used vehicles sold at ADESA physical auction locations, compared with approximately 45% for the year ended December 31, 2017. Vehicles sold at physical auction locations decreased 3% in 2018, compared with 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 61.6% for the year ended December 31, 2018, compared with 60.4% for the year ended December 31, 2017.
Physical auction revenue per vehicle sold increased $69, or 9%, to $844 for the year ended December 31, 2018, compared with $775 for the year ended December 31, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices.
Online only auction revenue per vehicle sold increased $9 to $139 for the year ended December 31, 2018, compared with $130 for the year ended December 31, 2017. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev sales. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $121 and $113 for the year ended December 31, 2018 and 2017, respectively. The $8 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the year ended December 31, 2018, gross profit for ADESA increased $57.5 million, or 7%, to $871.1 million, compared with $813.6 million for the year ended December 31, 2017. Gross profit for ADESA was 41.4% of revenue for the year ended December 31, 2018, compared with 42.0% of revenue for the year ended December 31, 2017. Gross profit as a percentage of revenue decreased for the year ended December 31, 2018 as compared with the year ended December 31, 2017 as a result of an increase in lower margin related services, an increase in purchase vehicles primarily related to ADESA Assurance and incentives to promote TradeRev.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $75.8 million, or 21%, to $435.8 million for the year ended December 31, 2018, compared with $360.0 million for the year ended December 31, 2017, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $52.2 million, compensation expense of $16.7 million, marketing expense of $3.1 million, information technology costs of $2.8 million, benefit and other employee related expenses of $1.4 million, supplies expense of $1.2 million, stock-based compensation expense of $0.8 million and other miscellaneous expenses aggregating $4.5 million, partially offset by decreases in incentive-based compensation expense of $5.0 million and non-income based taxes of $1.9 million.

IAA Results

	Year Ended December 31,
(Dollars in millions)	2018	2017
IAA revenue	$1,326.8	$1,219.2
Cost of services*	821.2	778.1
Gross profit*	505.6	441.1
Selling, general and administrative	114.3	107.1
Depreciation and amortization	97.4	93.1
Operating profit	$293.9	$240.9
Vehicles sold	2,480,000	2,369,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $107.6 million, or 9%, to $1,326.8 million for the year ended December 31, 2018, compared with $1,219.2 million for the year ended December 31, 2017. The increase in revenue was a result of an increase in vehicles sold of approximately 5% for the year ended December 31, 2018. Revenue per vehicle sold increased 4% for the year ended December 31, 2018 compared with the year ended December 31, 2017, partially offset by a decrease of $5.2 million from HBC, which included an increase in revenue of $1.3 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 1% at December 31, 2018, as compared to December 31, 2017. Vehicles sold under purchase agreements were approximately 4% and 5% of total salvage vehicles sold for the year ended December 31, 2018 and 2017, respectively. North American online sales volumes for IAA for the years ended December 31, 2018 and 2017 each represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the year ended December 31, 2018, gross profit at IAA increased to $505.6 million, or 38.1% of revenue, compared with $441.1 million, or 36.2% of revenue, for the year ended December 31, 2017. The increase in gross profit was mainly attributable to a 9% increase in revenue, partially offset by a 6% increase in cost of services, which included costs associated with purchase contract vehicles and organic volume growth.
Excluding HBC, IAA's gross profit margin was 38.6% and 36.9% for the year ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018 and 2017, HBC had revenue of approximately $32.7 million and $37.9 million, respectively, and cost of services of approximately $26.6 million and $32.2 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchase contracts.
IAA experienced a reduction in gross profit of $6.8 million and $0.3 million for the year ended December 31, 2018 and 2017, respectively, related to catastrophic events. Excluding these events (and HBC as noted above), IAA's gross profit margin was 39.5% and 38.3% for the year ended December 31, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $7.2 million, or 7%, to $114.3 million for the year ended December 31, 2018, compared with $107.1 million for the year ended December 31, 2017. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $3.0 million, bad debt expense of $1.6 million, incentive-based compensation expense of $1.0 million, supply expenses of $0.8 million, information technology costs of $0.7 and other miscellaneous expenses aggregating $2.4 million, partially offset by decreases in telecom costs of $1.2 million and professional fees of $1.1 million.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$327.3	$290.3
Other revenue	13.1	11.8
Provision for credit losses	(32.9)	(33.9)
Other service revenue	33.4	33.1
Total AFC revenue	340.9	301.3
Cost of services*	90.7	85.2
Gross profit*	250.2	216.1
Selling, general and administrative	30.7	30.9
Depreciation and amortization	16.0	31.3
Operating profit	$203.5	$153.9
Loan transactions	1,760,000	1,688,000
Revenue per loan transaction, excluding "Other service revenue"	$175	$159

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2018, AFC revenue increased $39.6 million, or 13%, to $340.9 million, compared with $301.3 million for the year ended December 31, 2017. The increase in revenue was the result of a 10% increase in revenue per loan transaction and a 4% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $16, or 10%. The decrease in provision for credit losses, which is a reduction of revenue, resulted in an increase in revenue per loan transaction of $1 for the year ended December 31, 2018. The remaining $15 increase in revenue per loan transaction was primarily the result of increases in fee revenue and interest yield as a result of prime rate increases, as well as an increase in average loan values. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses decreased to 1.7% of the average managed receivables for the year ended December 31, 2018 from 1.9% for the year ended December 31, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the year ended December 31, 2018, gross profit for the AFC segment increased $34.1 million, or 16%, to $250.2 million, or 73.4% of revenue, compared with $216.1 million, or 71.7% of revenue, for the year ended December 31, 2017, primarily as a result of a 13% increase in revenue, which includes the decreased provision for credit losses, partially offset by a 6% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $3.4 million, incentive-based compensation expense of $1.0 million, collection costs of $0.5 million and other expenses aggregating $0.7 million, partially offset by a decrease in PWI expenses of $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $0.2 million, or 1%, to $30.7 million for the year ended December 31, 2018, compared with $30.9 million for the year ended December 31, 2017.

Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2018	2017
Selling, general and administrative	$152.0	$142.2
Depreciation and amortization	29.0	27.1
Operating loss	$(181.0)	$(169.3)
Selling, General and Administrative
For the year ended December 31, 2018, selling, general and administrative expenses at the holding company increased $9.8 million, or 7%, to $152.0 million, compared with $142.2 million for the year ended December 31, 2017, primarily as a result of increases in professional fees associated with the IAA spin-off of $8.1 million, information technology costs of $3.8 million, compensation expense of $3.4 million and other professional fees of $2.9 million, partially offset by decreases in medical expenses of $4.3 million, stock-based compensation expense of $2.6 million and incentive-based compensation expense of $1.5 million.
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
The increase in vehicles sold was primarily attributable to a 15% increase in institutional volume (11% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 1% increase in dealer consignment units sold (7% decrease excluding acquisitions) for the year ended December 31, 2017 compared with the year ended December 31, 2016. Online sales volume for ADESA represented approximately 46% of the total vehicles sold in 2017, compared with approximately 42% in 2016. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 66% of ADESA's online sales volume. ADESA sold approximately 938,000 and 743,000 vehicles (including 2% from acquisitions in the fourth quarter of 2017) through its online only offerings in 2017 and 2016, respectively, of which approximately 471,000 and 385,000 represented vehicle sales to grounding dealers in 2017 and 2016, respectively. For the year ended December 31, 2017, dealer consignment vehicles represented approximately 45% of used vehicles sold at ADESA physical auction locations, compared with approximately 48% for the year ended December 31, 2016. Vehicles sold at physical auction locations increased 5% (2% decrease excluding acquisitions) in 2017, compared with 2016. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 60.4% for the year ended December 31, 2017, compared with 58.0% for the year ended December 31, 2016.
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

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA increased $121.2 million, or 11%, to $1,219.2 million for the year ended December 31, 2017, compared with $1,098.0 million for the year ended December 31, 2016. The increase in revenue was a result of an increase in vehicles sold of approximately 8% for the year ended December 31, 2017. Revenue per vehicle sold increased 2% for the year ended December 31, 2017 compared with the year ended December 31, 2016, and included an increase in revenue of $1.7 million due to fluctuations in the Canadian exchange rate, partially offset by a decrease of $13.7 million from HBC including a decrease in revenue of $2.0 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 3% at December 31, 2017, as compared to December 31, 2016, in part related to the timing of catastrophic events. Vehicles sold under purchase agreements were approximately 5% and 7% of total salvage vehicles sold for the year ended December 31, 2017 and 2016, respectively. North American online sales volumes for IAA for the years ended December 31, 2017 and 2016 represented approximately 60% of the total vehicles sold by IAA.
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
Excluding HBC, IAA's gross profit margin was 36.9% and 36.7% for the year ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017 and 2016, HBC had revenue of approximately $37.9 million and $51.6 million, respectively, and cost of services of approximately $32.2 million and $45.8 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchase contracts.
IAA sold over 65,000 vehicles and recorded approximately $45.1 million of revenue and a $0.3 million gross loss for the year ended December 31, 2017 related to catastrophic events in Texas and Florida. Excluding these events (and HBC as noted above), IAA's gross profit margin was 38.3% for the year ended December 31, 2017. IAA incurred significant costs in Texas and Florida in response to Hurricanes Harvey and Irma. Costs were incurred for real estate, security, lot operations and related support. These costs were incurred in advance of revenue. IAA recovered these excess costs incurred as vehicles were sold in 2017 and in the first quarter of 2018.
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
Selling, General and Administrative
For the year ended December 31, 2017, selling, general and administrative expenses at the holding company increased $19.0 million, or 15%, to $142.2 million, compared with $123.2 million for the year ended December 31, 2016, primarily as a result of increases in compensation expense of $11.5 million, information technology costs of $5.7 million, incentive-based compensation expense of $1.7 million and stock-based compensation expense of $1.5 million, partially offset by a decrease in other miscellaneous expenses of $1.4 million. The Company increased Holding Company expenses to support the growing businesses of KAR. The increase in expenses related to costs associated with talent management, technology and support of strategic initiatives.

Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2018 and 2017:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2018	2017
Revenues
ADESA	$508.5	$473.2
IAA	335.2	335.4
AFC	85.3	81.8
Total revenues	929.0	890.4
Cost of services*	543.2	525.1
Gross profit*	385.8	365.3
Selling, general and administrative	176.6	172.5
Depreciation and amortization	67.1	69.4
Operating profit	142.1	123.4
Interest expense	52.8	42.1
Other (income) expense, net	1.0	(0.2)
Gain on previously held equity interest value	—	(21.6)
Income before income taxes	88.3	103.1
Income taxes	21.0	(69.7)
Net income	$67.3	$172.8
Net income per share
Basic	$0.50	$1.28
Diluted	$0.50	$1.27

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2018, we had revenue of $929.0 million compared with revenue of $890.4 million for the three months ended December 31, 2017, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Gain on Previously Held Equity Interest Value
In October 2017, we acquired the remaining 50% interest in TradeRev and our previously held 50% interest was re-measured at fair value, resulting in a gain of $21.6 million.
Income Taxes
We had an effective tax rate of 23.8% for the three months ended December 31, 2018, compared with an effective tax rate of (67.6%) for the three months ended December 31, 2017. Our effective tax rate was higher for the three months ended December 31, 2018 as compared with the three months ended December 31, 2017, primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 in the fourth quarter of 2017. As a result, in the fourth quarter of 2017, we recognized a tax benefit of $102.7 million relating to the re-measurement of deferred tax assets and liabilities and $11.1 million of expense associated with a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries. Additionally, the effective tax rate for the three months ended December 31, 2017 was favorably impacted by a reduction in income taxes on undistributed foreign earnings.

ADESA Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2018	2017
ADESA revenue	$508.5	$473.2
Cost of services*	309.8	281.7
Gross profit*	198.7	191.5
Selling, general and administrative	106.9	99.9
Depreciation and amortization	33.1	30.6
Operating profit	$58.7	$61.0
Vehicles sold	811,000	744,000
Physical auction vehicles sold	505,000	507,000
Online only vehicles sold	306,000	237,000
Dealer consignment mix at physical auctions	40%	44%
Conversion rate at North American physical auctions	58.5%	57.3%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$868	$822
Online only revenue per vehicle sold, excluding ADESA Assurance Program vehicles	$122	$122

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $35.3 million, or 7%, to $508.5 million for the three months ended December 31, 2018, compared with $473.2 million for the three months ended December 31, 2017. The increase in revenue was primarily a result of a 9% increase in the number of vehicles sold, partially offset by a 1% decrease in average revenue per vehicle sold as the mix of vehicles sold online increased as compared to the number of vehicles sold at physical auction. Revenue decreased $2.2 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to a 15% increase in institutional volume, including vehicles sold on our online only platform for the three months ended December 31, 2018 compared with the three months ended December 31, 2017. Dealer consignment units sold decreased 4% for the three months ended December 31, 2018 compared with the three months ended December 31, 2017. Online sales volume for ADESA represented approximately 54% of the total vehicles sold in the fourth quarter of 2018, compared with approximately 49% in the fourth quarter of 2017. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (v) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 71% of ADESA's online sales volume. ADESA sold approximately 306,000 (including 31,000 from TradeRev in the fourth quarter of 2018 compared with 19,000 in the fourth quarter of 2017) and 237,000 vehicles through its online only offerings in the fourth quarter of 2018 and 2017, respectively. For the three months ended December 31, 2018, dealer consignment vehicles represented approximately 40% of used vehicles sold at ADESA physical auction locations, compared with approximately 44% for the three months ended December 31, 2017. Vehicles sold at physical auction locations remained consistent in the fourth quarter of 2018, compared with the fourth quarter of 2017. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 58.5% for the three months ended December 31, 2018, compared with 57.3% for the three months ended December 31, 2017.
Physical auction revenue per vehicle sold increased $46, or 6%, to $868 for the three months ended December 31, 2018, compared with $822 for the three months ended December 31, 2017. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate.

Online only auction revenue per vehicle sold decreased $12 to $136 for the three months ended December 31, 2018, compared with $148 for the three months ended December 31, 2017. The decrease in online only auction revenue per vehicle sold was attributable to a decrease in purchased vehicles associated with the ADESA Assurance Program in the fourth quarter of 2018. Excluding vehicles purchased as part of the ADESA Assurance Program, online only revenue per vehicle would have been $122 for the three months ended December 31, 2018 and 2017.
Gross Profit
For the three months ended December 31, 2018, gross profit for ADESA increased $7.2 million, or 4%, to $198.7 million, compared with $191.5 million for the three months ended December 31, 2017. Gross profit for ADESA was 39.1% of revenue for the three months ended December 31, 2018, compared with 40.5% of revenue for the three months ended December 31, 2017. Gross profit as a percentage of revenue decreased for the three months ended December 31, 2018 as compared with the three months ended December 31, 2017 as a result of an increase in lower margin related services, an increase in purchase vehicles at the physical auctions primarily related to ADESA Assurance and incentives to promote TradeRev.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $7.0 million, or 7%, to $106.9 million for the three months ended December 31, 2018, compared with $99.9 million for the three months ended December 31, 2017, primarily due to increases in costs associated with TradeRev aggregating $6.3 million, compensation expense of $5.5 million, selling, general and administrative expenses associated with acquisitions of $1.5 million, professional fees of $1.1 million, marketing expense of $1.0 million, information technology costs of $0.8 million and other miscellaneous expenses aggregating $1.7 million, partially offset by decreases in incentive-based compensation expense of $8.2 million, bad debt expense of $1.1 million, non-income based taxes of $0.8 million and fluctuations in the Canadian exchange rate of $0.8 million.
IAA Results

	Three Months Ended December 31,
(Dollars in millions)	2018	2017
IAA revenue	$335.2	$335.4
Cost of services*	210.9	222.7
Gross profit*	124.3	112.7
Selling, general and administrative	26.3	27.2
Depreciation and amortization	24.3	23.9
Operating profit	$73.7	$61.6
Vehicles sold	617,000	635,000

* Exclusive of depreciation and amortization
Revenue
Revenue from IAA decreased $0.2 million, or less than 1%, to $335.2 million for the three months ended December 31, 2018, compared with $335.4 million for the three months ended December 31, 2017. The decrease in revenue was a result of a decrease in vehicles sold of approximately 3% (7% increase excluding vehicles sold from catastrophic weather events in 2018 and 2017) for the three months ended December 31, 2018. Revenue per vehicle sold increased 3% for the three months ended December 31, 2018 compared with the three months ended December 31, 2017, and included a decrease in revenue of $1.0 million due to fluctuations in the Canadian exchange rate and a decrease in revenue of $0.2 million due to fluctuations in the U.K. exchange rate. Vehicles sold under purchase agreements were approximately 4% of total salvage vehicles sold for the three months ended December 31, 2018 and 2017. North American online sales volumes for IAA for the three months ended December 31, 2018 and 2017 each represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended December 31, 2018, gross profit at IAA increased to $124.3 million, or 37.1% of revenue, compared with $112.7 million, or 33.6% of revenue, for the three months ended December 31, 2017.

Excluding HBC, IAA's gross profit margin was 37.5% and 33.9% for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, HBC had revenue of approximately $7.6 million, and cost of services of approximately $6.2 million and $6.1 million, respectively.
IAA experienced a reduction in gross profit of $2.7 million and an increase in gross profit of $4.0 million for the three months ended December 31, 2018 and 2017, respectively, related to catastrophic events. Excluding these events (and HBC as noted above), IAA's gross profit margin was 38.8% and 37.9% for the three months ended December 31, 2018 and 2017, respectively.
Selling, General and Administrative
Selling, general and administrative expenses at IAA decreased $0.9 million, or 3%, to $26.3 million for the three months ended December 31, 2018, compared with $27.2 million for the three months ended December 31, 2017. The decrease in selling, general and administrative expenses was primarily attributable to decreases in incentive-based compensation expense of $0.8 million and professional fees of $0.4 million, partially offset by an increase in other miscellaneous expenses aggregating $0.3 million.
AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2018	2017
AFC revenue
Interest and fee income	$84.2	$77.2
Other revenue	3.5	2.9
Provision for credit losses	(10.8)	(6.4)
Other service revenue	8.4	8.1
Total AFC revenue	85.3	81.8
Cost of services*	22.5	20.7
Gross profit*	62.8	61.1
Selling, general and administrative	7.1	8.5
Depreciation and amortization	2.4	7.8
Operating profit	$53.3	$44.8
Loan transactions	428,000	414,000
Revenue per loan transaction, excluding "Other service revenue"	$180	$178

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2018, AFC revenue increased $3.5 million, or 4%, to $85.3 million, compared with $81.8 million for the three months ended December 31, 2017. The increase in revenue was the result of a 1% increase in revenue per loan transaction, a 3% increase in loan transactions and a 4% increase in "Other service revenue" generated by PWI. The increase in revenue and revenue per loan transaction included the impact of a decrease in revenue of $0.2 million due to fluctuations in the Canadian exchange rate.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $2, or 1%. The increase in provision for credit losses, which is a reduction of revenue, resulted in a decrease in revenue per loan transaction of $10 for the three months ended December 31, 2018. The remaining $12 increase in revenue per loan transaction was primarily the result of an increase in interest yield as a result of prime rate increases, as well as an increase in average loan values and average portfolio duration. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses increased to 2.2% of the average managed receivables for the three months ended December 31, 2018 from 1.4% for the three months ended December 31, 2017. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.

Gross Profit
For the three months ended December 31, 2018, gross profit for the AFC segment increased $1.7 million, or 3%, to $62.8 million, or 73.6% of revenue, compared with $61.1 million, or 74.7% of revenue, for the three months ended December 31, 2017, primarily as a result of a 4% increase in revenue, partially offset by a 9% increase in cost of services. The increase in cost of services was the result of increases in compensation expense of $0.5 million, incentive-based compensation expense of $0.4 million, an increase in PWI expenses of $0.3 million and other expenses aggregating $0.6 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.4 million, or 16%, to $7.1 million for the three months ended December 31, 2018, compared with $8.5 million for the three months ended December 31, 2017. The decrease in selling, general and administrative expenses was primarily attributable to decreases in compensation expense of $1.1 and other miscellaneous expenses aggregating $0.3 million.
Holding Company Results

	Three Months Ended December 31,
(Dollars in millions)	2018	2017
Selling, general and administrative	$36.3	$36.9
Depreciation and amortization	7.3	7.1
Operating loss	$(43.6)	$(44.0)
Selling, General and Administrative
For the three months ended December 31, 2018, selling, general and administrative expenses at the holding company decreased $0.6 million, or 2%, to $36.3 million, compared with $36.9 million for the three months ended December 31, 2017, primarily as a result of decreases in stock-based compensation expense of $2.0 million, incentive-based compensation expense of $1.6 million and other miscellaneous expenses aggregating $0.8 million, partially offset by increases in other professional fees of $1.6 million, professional fees associated with the IAA spin-off of $1.3 million and compensation expense of $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

	December 31,
(Dollars in millions)	2018	2017
Cash and cash equivalents	$337.1	$317.2
Restricted cash	27.6	19.4
Working capital	689.4	748.2
Amounts available under Credit Facility*	350.0	350.0
Cash flow from operations for the year ended	749.8	588.8

*
There were related outstanding letters of credit totaling approximately $32.9 million and $42.8 million at December 31, 2018 and 2017, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $123.7 million of available cash was held by our foreign subsidiaries at December 31, 2018. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Impact of the Tax Cuts and Jobs Act of 2017
As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we estimate that our future effective tax rate will be 26% - 28%. The major provisions affecting the Company include a reduction in our federal income tax rate, the immediate expensing of certain capital expenditures and a reduced deduction for certain executive compensation. The Company recorded an obligation for approximately $11.1 million in U.S. income taxes for unremitted foreign earnings as of December 31, 2017, which was paid in 2018. In future years, there will be no federal U.S. taxes on funds repatriated from foreign operations; however, state and local income tax expense and withholding tax expense would be recognized, net of any applicable foreign tax credits.
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

Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments commenced on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $4.8 million and $7.0 million of Term Loan B-4 and Term Loan B-5, respectively, for the year ended December 31, 2018. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 5.06% and 5.31% at December 31, 2018, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On December 31, 2018, $704.4 million was outstanding on Term Loan B-4, $1,031.5 million was outstanding on Term Loan B-5 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $32.9 million and $42.8 million at December 31, 2018 and December 31, 2017, respectively, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at December 31, 2018. However, there were related letters of credit outstanding totaling approximately C$1.0 million at December 31, 2018, which reduce amounts available under the Canadian line of credit.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2018 the ratio could not exceed 3.5 to 1.0. Our consolidated senior secured leverage ratio, including capital lease obligations of $55.6 million, was 1.86 to 1.0 at December 31, 2018.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2018.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at December 31, 2018.
In December 2018, AFC and AFC Funding Corporation entered into the Eighth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.50 billion to $1.70 billion and extended the facility's maturity date from January 31, 2020 to January 28, 2022. In addition, the definition of eligible receivables was expanded. We capitalized approximately $11.6 million of costs in connection with the Receivables Purchase Agreement.

We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at December 31, 2018. In December 2018, AFCI entered into Amending Agreement No. 2 to the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$125 million to C$175 million and extended the facility's maturity date from January 31, 2020 to January 28, 2022. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,014.8 million and $1,912.6 million at December 31, 2018 and December 31, 2017, respectively. AFC's allowance for losses was $14.0 million and $13.0 million at December 31, 2018 and December 31, 2017, respectively.
As of December 31, 2018 and December 31, 2017, $1,973.2 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,445.3 million and $1,358.1 million of obligations collateralized by finance receivables at December 31, 2018 and December 31, 2017, respectively. There were unamortized securitization issuance costs of approximately $19.4 million and $13.3 million at December 31, 2018 and December 31, 2017, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2018, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended December 31, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$38.1	$47.8	$29.5	$(48.1)	$67.3
Add back:
Income taxes	11.1	16.0	8.7	(14.8)	21.0
Interest expense, net of interest income	0.1	—	16.3	35.1	51.5
Depreciation and amortization	33.1	24.3	2.4	7.3	67.1
Intercompany interest	4.2	9.6	(1.1)	(12.7)	—
EBITDA	86.6	97.7	55.8	(33.2)	206.9
Intercompany charges	4.3	—	—	(4.3)	—
Non-cash stock-based compensation	2.4	1.0	0.6	1.5	5.5
Acquisition related costs	1.1	—	—	1.0	2.1
Securitization interest	—	—	(14.5)	—	(14.5)
Severance	1.7	—	0.1	—	1.8
IAA separation costs	—	—	—	1.3	1.3
Foreign currency gains/losses	1.9	0.2	—	1.8	3.9
Other	0.8	(1.2)	—	—	(0.4)
Total addbacks	12.2	—	(13.8)	1.3	(0.3)
Adjusted EBITDA	$98.8	$97.7	$42.0	$(31.9)	$206.6

	Three Months Ended December 31, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$108.9	$68.5	$42.3	$(46.9)	$172.8
Add back:
Income taxes	(39.5)	(16.5)	(9.3)	(4.4)	(69.7)
Interest expense, net of interest income	0.4	—	11.8	29.6	41.8
Depreciation and amortization	30.6	23.9	7.8	7.1	69.4
Intercompany interest	8.7	9.5	(0.1)	(18.1)	—
EBITDA	109.1	85.4	52.5	(32.7)	214.3
Intercompany charges	4.0	—	—	(4.0)	—
Non-cash stock-based compensation	2.2	1.1	0.8	3.6	7.7
Acquisition related costs	1.4	—	—	0.3	1.7
Securitization interest	—	—	(9.9)	—	(9.9)
Minority interest	0.1	—	—	—	0.1
Gain on previously held equity interest value	(21.6)	—	—	—	(21.6)
Severance	0.6	0.1	0.2	—	0.9
Other	(0.1)	0.8	0.7	—	1.4
Total addbacks	(13.4)	2.0	(8.2)	(0.1)	(19.7)
Adjusted EBITDA	$95.7	$87.4	$44.3	$(32.8)	$194.6

	Year Ended December 31, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$203.3	$192.3	$112.0	$(179.6)	$328.0
Add back:
Income taxes	69.1	64.2	35.4	(61.0)	107.7
Interest expense, net of interest income	1.0	—	59.3	127.8	188.1
Depreciation and amortization	127.5	97.4	16.0	29.0	269.9
Intercompany interest	19.8	37.9	(3.2)	(54.5)	—
EBITDA	420.7	391.8	219.5	(138.3)	893.7
Intercompany charges	15.3	—	—	(15.3)	—
Non-cash stock-based compensation	9.3	3.9	2.3	8.8	24.3
Acquisition related costs	4.8	—	—	2.5	7.3
Securitization interest	—	—	(51.5)	—	(51.5)
Severance	5.0	0.1	0.6	0.1	5.8
IAA separation costs	—	—	—	8.1	8.1
Foreign currency gains/losses	1.9	0.2	—	1.8	3.9
Other	2.8	(0.5)	—	—	2.3
Total addbacks	39.1	3.7	(48.6)	6.0	0.2
Adjusted EBITDA	$459.8	$395.5	$170.9	$(132.3)	$893.9

	Year Ended December 31, 2017
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$260.9	$166.0	$103.9	$(168.8)	$362.0
Add back:
Income taxes	52.9	38.0	26.6	(81.5)	36.0
Interest expense, net of interest income	—	—	43.6	119.0	162.6
Depreciation and amortization	113.1	93.1	31.3	27.1	264.6
Intercompany interest	35.8	37.8	(20.2)	(53.4)	—
EBITDA	462.7	334.9	185.2	(157.6)	825.2
Intercompany charges	11.6	—	—	(11.6)	—
Non-cash stock-based compensation	7.3	3.9	2.6	11.4	25.2
Loss on extinguishment of debt	—	—	—	27.5	27.5
Acquisition related costs	5.2	—	—	1.6	6.8
Securitization interest	—	—	(34.9)	—	(34.9)
Minority interest	4.4	—	—	—	4.4
Gain on previously held equity interest value	(21.6)	—	—	—	(21.6)
Severance	2.3	0.3	0.3	—	2.9
Other	1.4	0.4	0.7	—	2.5
Total addbacks	10.6	4.6	(31.3)	28.9	12.8
Adjusted EBITDA	$473.3	$339.5	$153.9	$(128.7)	$838.0

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Net income (loss)	$90.0	$93.2	$77.5	$67.3	$328.0
Add back:
Income taxes	26.4	35.2	25.1	21.0	107.7
Interest expense, net of interest income	41.3	47.5	47.8	51.5	188.1
Depreciation and amortization	70.3	66.9	65.6	67.1	269.9
EBITDA	228.0	242.8	216.0	206.9	893.7
Non-cash stock-based compensation	6.7	5.3	6.8	5.5	24.3
Acquisition related costs	2.2	1.5	1.5	2.1	7.3
Securitization interest	(11.4)	(12.7)	(12.9)	(14.5)	(51.5)
(Gain)/Loss on asset sales	0.4	0.3	0.2	0.2	1.1
Severance	1.5	1.0	1.5	1.8	5.8
IAA separation costs	1.1	3.6	2.1	1.3	8.1
Foreign currency gains/losses	—	—	—	3.9	3.9
Other	0.9	0.4	0.5	(0.6)	1.2
Total addbacks	1.4	(0.6)	(0.3)	(0.3)	0.2
Adjusted EBITDA	$229.4	$242.2	$215.7	$206.6	$893.9

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2018	2017
Net cash provided by (used by):
Operating activities	$749.8	$588.8
Investing activities	(381.2)	(378.3)
Financing activities	(320.1)	(107.6)
Effect of exchange rate on cash	(20.4)	14.0
Net increase in cash, cash equivalents and restricted cash	$28.1	$116.9
Cash flow from operating activities was $749.8 million for the year ended December 31, 2018, compared with $588.8 million for the year ended December 31, 2017. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net increase in non-cash item adjustments, partially offset by decreased profitability.
Net cash used by investing activities was $381.2 million for the year ended December 31, 2018, compared with $378.3 million for the year ended December 31, 2017. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for capital expenditures of approximately $45.8 million;
partially offset by:

•	a decrease in cash used for acquisitions of approximately $28.1 million; and

•	a decrease in the additional finance receivables held for investment of approximately $9.9 million.

Net cash used by financing activities was $320.1 million for the year ended December 31, 2018, compared with $107.6 million for the year ended December 31, 2017. The increase in net cash used by financing activities was primarily attributable to:

•	the approximately $177.2 million of net cash received from the refinancing and repayment activities in 2017;

•	a net decrease in book overdrafts in 2018 compared with a net increase in book overdrafts in 2017, resulting in a change of approximately $17.2 million;

•	an increase in dividend payments of approximately $13.5 million; and

•	an increase in contingent payments of approximately $11.3 million;
partially offset by:

•	an increase in the additional obligations collateralized by finance receivables of approximately $36.4 million.
Capital Expenditures
Capital expenditures for the years ended December 31, 2018 and 2017 approximated $198.0 million and $152.2 million, respectively. Capital expenditures in 2018 included $25.5 million for the purchase of IAA property in Florida for use during catastrophic events. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $200 million for fiscal year 2019. Approximately half of the 2019 capital expenditures are expected to relate to technology-based investments. Anticipated capital expenditures are primarily attributable to improvements and expansion at the Company's facilities and improvements in information technology systems and infrastructure. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.35 per share using cash flow from operations, representing an annualized dividend of $1.40 per share. The following dividend information has been released for 2018 and 2019:

•	On February 19, 2019, the Company announced a cash dividend of $0.35 per share that is payable on April 4, 2019, to stockholders of record at the close of business on March 22, 2019.

•	On November 6, 2018, the Company announced a cash dividend of $0.35 per share that was paid on January 4, 2019, to stockholders of record at the close of business on December 20, 2018.

•	On August 7, 2018, the Company announced a cash dividend of $0.35 per share that was paid on October 3, 2018, to stockholders of record at the close of business on September 20, 2018.

•	On May 8, 2018, the Company announced a cash dividend of $0.35 per share that was paid on July 5, 2018, to stockholders of record at the close of business on June 21, 2018.

•	On February 20, 2018, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2018, to stockholders of record at the close of business on March 22, 2018.
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

Acquisitions
In February 2018, the Company completed the acquisition of STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle physical, online and digital auction marketplaces and ancillary service providers.

In November 2018, the Company completed the acquisition of Clearplan. Clearplan’s digital platform provides recovery agents, drivers, forwarders and automotive lenders a centralized, mobile, cloud-based hub for repossession workflow and logistics management. The acquisition brings innovative new mobile technology and real-time data analytics to KAR’s portfolio of software as a service capabilities including Recovery Database Network (RDN).

The purchased assets included accounts receivable, computer equipment and software. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in 2018, net of cash acquired, was approximately $45.2 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $10.5 million to intangible assets, representing the fair value of acquired customer relationships of $6.3 million, software of $4.0 million and tradenames of $0.2 million, which are being amortized over their expected useful lives. The acquisitions resulted in goodwill of $32.1 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2018.
Recent Developments
In November 2018, the Company reached a definitive agreement to acquire Belgium-based CarsOnTheWeb ("COTW"). On January 31, 2019, the Company completed the acquisition. COTW is an online auction company serving the wholesale vehicle sector in Continental Europe that seamlessly connects OEMs, fleet owners, wholesalers and dealers. The transaction was valued at approximately 91 million euros in cash and up to an additional 65 million euros over a specified period contingent on certain terms, conditions and COTW performance. The acquisition advances KAR’s international strategy and extends its strong North American and U.K.-based portfolio of physical, online and digital auction marketplaces.
In January 2019, the Company also acquired Dent-ology. Dent-ology enhances our mobile reconditioning capabilities and bolsters our offerings to include wheel repair and expanded hail catastrophe response services.
The purchase accounting related to these acquisitions is incomplete. Financial results for the acquisitions will be included in our consolidated financial statements beginning in the first quarter of 2019.

Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2018. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2018 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$350 million revolving credit facility	$—	$—	$—	$—	$—
Term Loan B-4 (a)	704.4	5.3	699.1	—	—
Term Loan B-5 (a)	1,031.5	7.8	21.0	1,002.7	—
Senior notes (a)	950.0	—	—	—	950.0
Capital lease obligations (b)	59.0	27.5	31.3	0.2	—
Interest payments relating to long-term debt (c)	622.4	139.9	250.1	163.4	69.0
Operating leases (d)	1,400.9	147.9	254.7	218.1	780.2
Other long-term liabilities	6.5	2.2	4.3	—	—
Total contractual cash obligations	$4,774.7	$330.6	$1,260.5	$1,384.4	$1,799.2
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into capital leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the capital leases. Future capital lease obligations would change if we entered into additional capital lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2018.

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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018, which are included in this Annual Report on Form 10-K.

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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including approximately 90,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the year ended December 31, 2018, our provision for credit losses would have increased by approximately $3.2 million in 2018.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In 2018, we performed a quantitative impairment assessment for our reporting units. Based on our goodwill assessments, the Company has not identified a reporting unit for which the goodwill was impaired in 2018, 2017 or 2016.

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
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or Mexican peso. Canadian currency translation positively affected net income by approximately $0.4 million and $1.6 million for the year ended December 31, 2018 and 2017, respectively. A 1% decrease in the average Canadian exchange rate for the year ended December 31, 2018 would have impacted net income by approximately $0.9 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2018 would have resulted in an increase in interest expense of approximately $6.0 million. As of December 31, 2018, the three-month LIBOR rate on Term Loan B-4 and Term Loan B-5 exceeded the 2.0% cap rates. As such, $1.2 billion of our $1.7 billion in variable rate debt is not exposed to interest rate movements as long as three-month LIBOR remains above 2.0% for the duration of the caps.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the STRATIM and Clearplan acquisitions from our assessment of internal control over financial reporting as of December 31, 2018 because we are continuing to integrate the acquisitions into our corporate processes. The total assets of the 2018 acquisitions represent 0.6% and the total revenues of the 2018 acquisitions represent 0.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2018, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired STRATIM and Clearplan ("2018 acquisitions") during 2018, and management excluded from its assessment of internal control over financial reporting as of December 31, 2018, the 2018 acquisitions’ internal control over financial reporting associated with total assets of 0.6% and total revenues of 0.1% of the related amounts included in the consolidated financial statements of KAR Auction Services, Inc. and subsidiaries as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of KAR Auction Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the 2018 acquisitions.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

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

Indianapolis, Indiana
February 21, 2019

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Operating revenues
ADESA Auction Services	$2,101.9	$1,937.5	$1,765.3
IAA Salvage Services	1,326.8	1,219.2	1,098.0
AFC	340.9	301.3	286.8
Total operating revenues	3,769.6	3,458.0	3,150.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	2,142.7	1,987.2	1,827.4
Selling, general and administrative	732.8	640.2	583.1
Depreciation and amortization	269.9	264.6	240.6
Total operating expenses	3,145.4	2,892.0	2,651.1
Operating profit	624.2	566.0	499.0
Interest expense	192.0	164.0	138.8
Other income, net	(3.5)	(1.9)	(0.5)
Loss on extinguishment of debt	—	27.5	5.4
Gain on previously held equity interest value	—	(21.6)	—
Income before income taxes	435.7	398.0	355.3
Income taxes	107.7	36.0	132.9
Net income	$328.0	$362.0	$222.4
Net income per share
Basic	$2.44	$2.66	$1.62
Diluted	$2.42	$2.62	$1.60
Dividends declared per common share	$1.40	$1.31	$1.19

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$328.0	$362.0	$222.4
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(36.1)	24.1	(9.1)
Comprehensive income	$291.9	$386.1	$213.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$337.1	$317.2
Restricted cash	27.6	19.4
Trade receivables, net of allowances of $12.0 and $11.2	765.6	725.5
Finance receivables, net of allowances of $14.0 and $13.0	2,000.8	1,899.6
Other current assets	183.1	175.7
Total current assets	3,314.2	3,137.4
Other assets
Goodwill	2,213.7	2,191.7
Customer relationships, net of accumulated amortization of $873.7 and $805.0	302.3	375.6
Other intangible assets, net of accumulated amortization of $403.5 and $338.7	358.5	350.6
Other assets	41.3	20.8
Total other assets	2,915.8	2,938.7
Property and equipment, net of accumulated depreciation of $856.6 and $755.1	976.2	908.2
Total assets	$7,206.2	$6,984.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2018	2017
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$820.3	$682.7
Accrued employee benefits and compensation expenses	102.5	104.4
Accrued interest	7.9	7.3
Other accrued expenses	186.3	171.5
Income taxes payable	2.9	5.8
Dividends payable	46.5	47.0
Obligations collateralized by finance receivables	1,445.3	1,358.1
Current maturities of long-term debt	13.1	12.4
Total current liabilities	2,624.8	2,389.2
Non-current liabilities
Long-term debt	2,654.3	2,667.7
Deferred income tax liabilities	188.4	192.7
Other liabilities	274.5	249.8
Total non-current liabilities	3,117.2	3,110.2
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
132,887,029 (2018)
134,315,118 (2017)	1.3	1.3
Additional paid-in capital	1,131.9	1,251.8
Retained earnings	392.3	257.0
Accumulated other comprehensive loss	(61.3)	(25.2)
Total stockholders' equity	1,464.2	1,484.9
Total liabilities and stockholders' equity	$7,206.2	$6,984.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	137.8	$1.4	$1,407.6	$17.3	$(40.2)	$1,386.1
Net income				222.4		222.4
Other comprehensive loss					(9.1)	(9.1)
Issuance of common stock under stock plans	1.7		17.1			17.1
Surrender of RSUs for taxes	(0.2)		(10.5)			(10.5)
Stock-based compensation expense			18.1			18.1
Excess tax benefit from stock-based compensation			17.2			17.2
Repurchase and retirement of common stock	(2.7)		(80.4)			(80.4)
Dividends earned under stock plans			2.0	(2.0)		—
Cash dividends declared to stockholders ($1.19 per share)				(163.6)		(163.6)
Balance at December 31, 2016	136.6	1.4	1,371.1	74.1	(49.3)	1,397.3
Net income				362.0		362.0
Other comprehensive income					24.1	24.1
Issuance of common stock under stock plans	1.1		11.4			11.4
Surrender of RSUs for taxes	(0.1)		(5.9)			(5.9)
Stock-based compensation expense			24.2			24.2
Repurchase and retirement of common stock	(3.3)	(0.1)	(149.9)			(150.0)
Dividends earned under stock plans			0.9	(0.9)		—
Cash dividends declared to stockholders ($1.31 per share)				(178.2)		(178.2)
Balance at December 31, 2017	134.3	1.3	1,251.8	257.0	(25.2)	1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				328.0		328.0
Other comprehensive loss					(36.1)	(36.1)
Issuance of common stock under stock plans	1.5		15.0			15.0
Surrender of RSUs for taxes	(0.2)		(10.2)			(10.2)
Stock-based compensation expense			23.4			23.4
Repurchase and retirement of common stock	(2.7)		(150.0)			(150.0)
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($1.40 per share)				(187.8)		(187.8)
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$328.0	$362.0	$222.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269.9	264.6	240.6
Provision for credit losses	39.1	38.5	40.5
Deferred income taxes	0.1	(93.5)	(4.2)
Amortization of debt issuance costs	10.6	10.4	8.8
Stock-based compensation	23.4	24.2	18.1
(Gain) loss on disposal of fixed assets	(0.8)	(0.8)	0.1
Loss on extinguishment of debt	—	27.5	5.4
Gain on previously held equity interest value	—	(21.6)	—
Other non-cash, net	0.2	8.1	9.5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(66.5)	(57.4)	(194.7)
Accounts payable and accrued expenses	145.8	26.8	31.5
Net cash provided by operating activities	749.8	588.8	378.0
Investing activities
Net increase in finance receivables held for investment	(138.6)	(148.5)	(176.4)
Acquisition of businesses (net of cash acquired)	(45.2)	(73.3)	(432.1)
Purchases of property, equipment and computer software	(198.0)	(152.2)	(155.1)
Advance to equity method investee	—	(5.0)	—
Proceeds from the sale of property and equipment	0.6	0.7	—
Net cash used by investing activities	(381.2)	(378.3)	(763.6)
Financing activities
Net (decrease) increase in book overdrafts	(8.9)	8.3	17.7
Net decrease in borrowings from lines of credit	—	(80.5)	(59.5)
Net increase in obligations collateralized by finance receivables	101.4	65.0	96.8
Proceeds from long-term debt	—	2,717.0	1,336.5
Payments for debt issuance costs/amendments	(12.5)	(22.6)	(32.8)
Payments on long-term debt	(17.0)	(2,436.7)	(662.6)
Payments on capital leases	(31.3)	(30.1)	(25.6)
Payments of contingent consideration and deferred acquisition costs	(18.3)	(7.0)	(3.6)
Initial net investment for interest rate caps	—	(1.7)	—
Issuance of common stock under stock plans	15.0	11.4	17.1
Tax withholding payments for vested RSUs	(10.2)	(5.9)	(10.5)
Repurchase and retirement of common stock	(150.0)	(150.0)	(80.4)
Dividends paid to stockholders	(188.3)	(174.8)	(157.1)
Net cash (used by) provided by financing activities	(320.1)	(107.6)	436.0
Effect of exchange rate changes on cash	(20.4)	14.0	(1.9)
Net increase in cash, cash equivalents and restricted cash	28.1	116.9	48.5
Cash, cash equivalents and restricted cash at beginning of period	336.6	219.7	171.2
Cash, cash equivalents and restricted cash at end of period	$364.7	$336.6	$219.7
Cash paid for interest, net of proceeds from interest rate caps	$180.8	$147.1	$124.5
Cash paid for taxes, net of refunds	$121.9	$126.0	$121.6

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
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

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2018).
Business and Nature of Operations
As of December 31, 2018, we have a North American network of 75 ADESA whole car auction sites and 179 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time and ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom. IAA also includes HBC Vehicle Services Limited, which operates from 14 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 127 locations throughout the United States and Canada as of December 31, 2018. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Potential Spin-off of IAA
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, currently operated by IAA, through a spin-off. The Company also announced that the separation was subject to customary regulatory approvals, the execution of intercompany agreements between the Company and the new salvage auction company ("IAA Spinco"), final approval of the board of directors and other customary matters.
The Company expects to complete the spin-off in 2019. The Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the spin-off. There can be no assurance as to whether or when the spin-off will occur. IAA Spinco filed its initial Registration Statement on Form 10 on June 28, 2018, Amendment No. 1 to its Registration Statement on Form 10 on August 30, 2018 and Amendment No. 2 to its Registration Statement on Form 10 on November 20, 2018.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of KAR Auction Services and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Although the current estimates contemplate current conditions and expected future changes, as appropriate, it is reasonably possible that future conditions could differ from these estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and changes in litigation and other loss contingencies.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a loss of $3.9 million for the year ended December 31, 2018, a gain of $0.8 million for the year ended December 31, 2017 and a loss of $0.7 million for the year ended December 31, 2016. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $153.8 million and $162.7 million at December 31, 2018 and 2017, respectively.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2018. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

Revenue is recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates its revenues from contracts with customers. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
ADESA Auction Services
The performance obligation contained within the ADESA auction contracts for sellers is facilitating the remarketing of vehicles, including titling, administration and sale at auction. The remarketing performance obligation is satisfied at the point in time the vehicle is sold through the auction process. The ADESA ancillary services contracts include services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification and collateral recovery services. The performance obligations related to these services are subject to separate contracts and are satisfied at the point in time the services are completed.
Contracts with buyers are generally established via purchase at auction, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at a point in time when the vehicle is purchased through the auction process.
Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA’s facilities or third-party locations. ADESA does not take title to these consigned vehicles and records only its auction fees as revenue because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.
IAA Salvage Services
The performance obligation contained within the IAA auction contracts for sellers is facilitating the remarketing of salvage vehicles, including the inbound tow, processing, storage, titling, enhancing and sale at auction. The remarketing performance obligation is satisfied at the point in time the vehicle is sold through the auction process. Related costs are deferred and recognized at the time of sale.
Contracts with buyers are generally established via purchase at auction, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at a point in time when the vehicle is purchased through the auction process. Buyers pay a registration fee to access the auctions for a one-year term in addition to the fees paid upon purchase of a vehicle. The performance obligation to provide access to the auctions, associated with the registration, is satisfied ratably over the one-year contractual term of the buyer agreement.
Most of the vehicles that are sold through auctions are consigned to IAA by the seller and held at IAA’s facilities. IAA does not take title to these consigned vehicles and records only its auction fees as revenue because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. IAA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

AFC
AFC's revenue is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as other service revenue. The following table summarizes the primary components of AFC's revenue:

	Year Ended December 31,
AFC Revenue (in millions)	2018	2017	2016
Interest and fee income	$327.3	$290.3	$275.1
Other revenue	13.1	11.8	10.3
Provision for credit losses	(32.9)	(33.9)	(30.7)
Other service revenue	33.4	33.1	32.1
	$340.9	$301.3	$286.8
Interest and fee income
Revenues associated with interest and fee income are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under Topic 606. Interest on finance receivables is recognized based on the number of days the vehicle remains financed. AFC ceases recognition of interest on finance receivables when the loans become delinquent, which is generally 31 days past due. Dealers are also charged a fee to floorplan a vehicle ("floorplan fee"), to extend the terms of the receivable ("curtailment fee") and a document processing fee. AFC fee income including floorplan and curtailment fees is recognized over the estimated life of the finance receivable.
Other revenue
Other revenue includes lot check fees, filing fees, lien holder payoff services and other related program fees, each of which are charged to and collected from AFC's customers.
Other service revenue
Other service revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. The average term of the contracts originated in 2018 was approximately 1.8 years and PWI had unearned revenue of $34.0 million at December 31, 2018.
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
December 31, 2018, 2017 and 2016

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
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation—Stock Compensation. We recognize all stock-based compensation as expense in the financial statements and that cost is measured as the fair value of the award at the grant date for equity-classified awards. We also recognize the impact of forfeitures as they occur and excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 in the first quarter of 2018 and the adoption resulted in an increase of $1.5 million and $1.7 million in net cash used by investing activities for the years ended December 31, 2017 and 2016, respectively. The increase related to reclassifying the changes in our restricted cash balance from investing activities to the cash and cash equivalents balances within the consolidated statements of cash flows.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2018-15 will have on the consolidated financial statements.

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
December 31, 2018, 2017 and 2016

beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 will have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the consolidated financial statements, however we do not expect that it will have a material impact based on the short-term nature of AFC's loans.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company expects to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption relating to the derecognition of existing liabilities and assets associated with certain sale leaseback transactions that currently do not qualify for sale accounting. In addition, the Company currently expects to recognize additional operating liabilities of approximately $1 billion with related right of use assets of approximately $900 million based on the present value of the remaining minimum rental payments for existing operating leases. In addition, our Credit Agreement specifies that the net debt covenant shall continue to be calculated as if the accounting standard had not been adopted and that we could enter into negotiations to amend such provisions in the Credit Agreement so as to equitably reflect such changes with the desired result that the criteria for evaluating our financial condition would be the same after the change as if such change had not been made.
Note 3—Acquisitions and Equity Method Investment
2018 Acquisitions
In February 2018, the Company completed the acquisition of STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle physical, online and digital auction marketplaces and ancillary service providers.

In November 2018, the Company completed the acquisition of Clearplan. Clearplan’s digital platform provides recovery agents, drivers, forwarders and automotive lenders a centralized, mobile, cloud-based hub for repossession workflow and logistics management. The acquisition brings innovative new mobile technology and real-time data analytics to KAR’s portfolio of software as a service capabilities including Recovery Database Network (RDN).

The purchased assets included accounts receivable, computer equipment and software. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in 2018, net of cash acquired, was approximately $45.2 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $10.5 million to intangible assets, representing the fair value of acquired customer relationships of $6.3 million, software of $4.0 million and tradenames of $0.2 million, which are being amortized over their expected useful lives. The acquisitions resulted in goodwill of $32.1 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2018.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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
Equity Method Investment
For the first nine months of 2017, ADESA held a 50% interest in TradeRev. In addition, ADESA also had a joint marketing agreement with TradeRev to assist in expanding its footprint in the dealer-to-dealer online space in the U.S. and Canadian markets. Prior to acquiring the rest of the business in October 2017, the Company accounted for TradeRev as an equity method investment because we had the ability to exercise significant influence over operating and financial policies but did not have a controlling financial interest. At the date of acquisition, the carrying amount of the investment was $18.4 million. Upon acquisition, our previously held interest in TradeRev was re-measured at fair value, resulting in a non-cash gain of $21.6 million. The fair value of our previously held interest in TradeRev was developed in consultation with independent valuation specialists who used a discounted cash flow methodology. The gain has been recognized as "Gain on previously held equity interest value" in the consolidated statement of income for the year ended December 31, 2017.
The Company’s share in the net losses of TradeRev in 2017, through the date of acquisition, was $4.4 million and the Company's share in the net losses of TradeRev for fiscal year 2016 was $3.8 million. This amount was recorded to “Other income, net” in the consolidated statements of income.
Note 4—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. PRSUs, service-based restricted stock units ("RSUs"), service options and exit options. We have determined that the KAR Auction Services, Inc. PRSUs, RSUs, service options and exit options should be classified as equity awards.
The compensation cost that was charged against income for all stock-based compensation plans was $23.4 million, $24.2 million and $18.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $4.8 million, $6.1 million and $6.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2018, 2017 or 2016.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2018	2017	2016
PRSUs	$12.0	$13.2	$10.3
RSUs	11.2	9.5	5.9
Service options	0.2	1.5	1.9
Total stock-based compensation expense	$23.4	$24.2	$18.1

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Exit Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan, which was approved by shareholders and amended and restated in June 2014, is intended to provide

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

equity and/or cash-based awards to our executive officers and key employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is 12.5 million, of which approximately 5.3 million shares remained available for future grants as of December 31, 2018. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The PRSU and RSU grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In 2018, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs generally vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $54.32 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
In 2017, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs generally vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $44.64 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
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
In 2015, we granted a target amount of approximately 0.2 million PRSUs to certain executive officers and management of the Company. The PRSUs vested in 2018 based on attainment of the Company's three-year cumulative adjusted net income per share goals. The weighted average grant date fair value of the PRSUs was $37.03 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
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
As of December 31, 2018, an estimated $11.1 million of unrecognized compensation expense related to nonvested PRSUs is expected to be recognized over a weighted average term of approximately 1.7 years. Dividend equivalents accrue on the PRSUs and are subject to the same vesting and forfeiture terms as the PRSUs.
RSUs
In 2018, 2017 and 2016, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $54.28 per share, $44.03 per share and $34.91 per share in 2018, 2017 and 2016, respectively. Dividend equivalents accrue on the RSUs and are subject to the same vesting and forfeiture terms as the RSUs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

The following table summarizes RSU activity, excluding dividend equivalents, under the Omnibus Plan for the year ended December 31, 2018:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2018	531,218	$40.18
Granted	322,732	54.28
Vested	(243,556)	39.16
Forfeited	(77,330)	49.20
RSUs at December 31, 2018	533,064	$47.87
As of December 31, 2018, there was approximately $14.9 million of unrecognized compensation expense related to nonvested RSUs which is expected to be recognized over a weighted average term of 1.8 years. The fair value of shares that vested during the years ended December 31, 2018, 2017 and 2016 was $29.7 million, $14.7 million and $22.5 million, respectively.
Service Options
The outstanding service options granted under the Omnibus Plan have a ten year life and are fully vested and exercisable.
Exit Options
The outstanding exit options granted in 2010 under the Omnibus Plan have a ten year life and are fully vested and exercisable.
KAR Auction Services, Inc. Stock Incentive Plan - Service Options and Exit Options
We adopted the KAR Auction Services, Inc. Stock Incentive Plan (the "Plan") in May 2007. Awards granted since the adoption of the Plan were non-qualified stock options, and with the inception of the Omnibus Plan, no further grants will be awarded under the Plan. The Plan provided two types of stock options: service-related options and performance-related exit options. All of the outstanding service option and exit option grants under the Plan occurred prior to 2010 and have a ten year life. In addition, all of the service options and exit options outstanding under the Plan are fully vested and exercisable.
Service Options Summary
The following table summarizes service option activity under the Omnibus Plan and the Plan for the year ended December 31, 2018:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	1,379,589	$23.54
Granted	—	N/A
Exercised	(364,295)	21.01
Forfeited	(10,515)	30.44
Canceled	(1,125)	16.39
Outstanding at December 31, 2018	1,003,654	$24.36	4.3 years	$23.4
Exercisable at December 31, 2018	1,003,654	$24.36	4.3 years	$23.4
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2018. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $47.72 on December 31, 2018. The

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

total intrinsic value of service options exercised during the years ended December 31, 2018, 2017 and 2016 was $13.1 million, $8.1 million and $9.6 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2018 and 2017 was $47.9 million and $55.3 million, respectively. All compensation expense related to the service options has been recognized.
Exit Options Summary
The following table summarizes exit option activity under the Omnibus Plan and the Plan for the year ended December 31, 2018:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	545,576	$12.46
Granted	—	N/A
Exercised	(527,736)	12.42
Forfeited	—	N/A
Canceled	(3,375)	16.39
Outstanding at December 31, 2018	14,465	$12.85	1.0 year	$0.5
Exercisable at December 31, 2018	14,465	$12.85	1.0 year	$0.5
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2018. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $47.72 on December 31, 2018. The total intrinsic value of exit options exercised during the years ended December 31, 2018, 2017 and 2016 was $23.9 million, $14.7 million and $23.8 million, respectively. The fair market value of all vested and exercisable exit options at December 31, 2018 and 2017 was $0.7 million and $27.6 million, respectively. All compensation expense related to the exit options was recognized prior to 2015.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by shareholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP, of which 370,738 shares remained available for future ESPP purchases as of December 31, 2018. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Share Repurchase Programs
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. In 2018, 2017 and 2016 we repurchased and retired 2,695,978, 3,279,089 and 1,931,200 shares of common stock, respectively, in the open market at a weighted average price of $55.64, $45.74 and $41.61 per share, respectively, under the October 2016 authorization.
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
December 31, 2018, 2017 and 2016

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
Note 5—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income	$328.0	$362.0	$222.4
Weighted average common shares outstanding	134.3	136.3	137.6
Effect of dilutive stock options and restricted stock awards	1.4	1.7	1.5
Weighted average common shares outstanding and potential common shares	135.7	138.0	139.1
Net income per share
Basic	$2.44	$2.66	$1.62
Diluted	$2.42	$2.62	$1.60
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the years ended December 31, 2018, 2017 and 2016. Total options outstanding at December 31, 2018, 2017 and 2016 were 1.0 million, 1.9 million and 2.7 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 6—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2018	2017	2016
Allowance for Credit Losses
Balance at beginning of period	$13.0	$12.0	$9.0
Provision for credit losses	32.9	33.9	30.7
Recoveries	6.9	5.3	4.2
Less charge-offs	(38.8)	(38.2)	(31.9)
Balance at end of period	$14.0	$13.0	$12.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2018	2017	2016
Allowance for Doubtful Accounts
Balance at beginning of period	$11.2	$13.0	$6.6
Provision for credit losses	6.2	4.6	9.8
Less net charge-offs	(5.4)	(6.4)	(3.4)
Balance at end of period	$12.0	$11.2	$13.0
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 7—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at December 31, 2018.
In December 2018, AFC and AFC Funding Corporation entered into the Eighth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.50 billion to $1.70 billion and extended the facility's maturity date from January 31, 2020 to January 28, 2022. In addition, the definition of eligible receivables was expanded. We capitalized approximately $11.6 million of costs in connection with the Receivables Purchase Agreement.

In December 2016, AFC and AFC Funding Corporation entered into the Seventh Amended and Restated Receivables Purchase Agreement. The Seventh Amended and Restated Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded and the tangible net worth requirement increased. We capitalized approximately $12.7 million of costs in connection with the Seventh Amended and Restated Receivables Purchase Agreement. In addition, we recorded a $1.4 million pretax charge resulting from the write-off of a portion of the unamortized securitization issuance costs. In March 2016, we also capitalized approximately $0.8 million of costs in connection with an amendment to the agreement.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at December 31, 2018. In December 2018, AFCI entered into Amending Agreement No. 2 to the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$125 million to C$175 million and extended the facility's maturity date from January 31, 2020 to January 28, 2022. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Canadian Receivables Purchase Agreement. In December 2016, AFCI entered into the Fourth Amended and Restated Receivables Purchase Agreement. The Fourth Amended and Restated Receivables Purchase Agreement extended the facility's maturity date. We capitalized approximately $0.7 million of costs in connection with the Fourth Amended and Restated Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2018		Net Credit Losses During 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,001.9	$15.9	$31.9
Other loans	12.9	—	—
Total receivables managed	$2,014.8	$15.9	$31.9

	December 31, 2017		Net Credit Losses During 2017
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,901.1	$12.1	$32.9
Other loans	11.5	—	—
Total receivables managed	$1,912.6	$12.1	$32.9
AFC's allowance for losses was $14.0 million and $13.0 million at December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, $1,973.2 million and $1,893.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	December 31, 2018	December 31, 2017
Obligations collateralized by finance receivables, gross	$1,464.7	$1,371.4
Unamortized securitization issuance costs	(19.4)	(13.3)
Obligations collateralized by finance receivables	$1,445.3	$1,358.1
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2018, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 8—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	IAA	AFC	Total
Balance at December 31, 2016	$1,256.9	$536.4	$263.7	$2,057.0
Increase for acquisition activity	130.7	—	—	130.7
Other	2.8	1.2	—	4.0
Balance at December 31, 2017	$1,390.4	$537.6	$263.7	$2,191.7
Increase for acquisition activity	32.1	—	—	32.1
Other	(9.3)	(0.8)	—	(10.1)
Balance at December 31, 2018	$1,413.2	$536.8	$263.7	$2,213.7
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2018 and 2017 primarily as a result of acquisitions. A portion of the goodwill resulting from the businesses acquired in 2018 and 2017 is expected to be deductible for tax purposes. The "other" category includes the impact of fluctuations in exchange rates.
A summary of customer relationships is as follows (in millions):

		December 31, 2018			December 31, 2017
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$1,176.0	$(873.7)	$302.3	$1,180.6	$(805.0)	$375.6
The decrease in customer relationships in 2018 is primarily a result of continued amortization. The increase in customer relationships in 2017 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships, as well as changes in the Canadian exchange rate.
A summary of other intangibles is as follows (in millions):

		December 31, 2018			December 31, 2017
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$203.4	$(10.3)	$193.1	$203.4	$(8.6)	$194.8
Computer software & technology	3 - 13	543.6	(378.5)	165.1	470.9	(315.6)	155.3
Covenants not to compete	1 - 5	15.0	(14.7)	0.3	15.0	(14.5)	0.5
Total		$762.0	$(403.5)	$358.5	$689.3	$(338.7)	$350.6
Other intangibles increased in 2018 and 2017 primarily as a result of computer software additions and acquisitions, partially offset by the amortization of existing intangibles. The carrying amount of tradenames with an indefinite life was approximately $187.5 million at December 31, 2018 and 2017.
Amortization expense for customer relationships and other intangibles was $155.4 million, $162.6 million and $151.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense on existing intangible assets for the next five years is $137.4 million for 2019, $102.0 million for 2020, $59.3 million for 2021, $38.0 million for 2022 and $34.8 million for 2023.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 9—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2018	2017
Land		$295.4	$270.9
Buildings	5 - 40	245.5	249.5
Land improvements	5 - 20	173.3	173.8
Building and leasehold improvements	3 - 33	520.7	436.8
Furniture, fixtures and equipment	1 - 10	520.9	456.4
Vehicles	3 - 10	22.5	22.3
Construction in progress		54.5	53.6
		1,832.8	1,663.3
Accumulated depreciation		(856.6)	(755.1)
Property and equipment, net		$976.2	$908.2
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $114.5 million, $102.0 million and $89.6 million, respectively.
We have acquired furniture, fixtures and equipment by undertaking capital lease obligations. Assets held under the capital leases are depreciated in a manner consistent with our depreciation policy for owned assets. The assets included above that are held under capital leases are summarized below (in millions):

	December 31,
Classes of Property	2018	2017
Furniture, fixtures and equipment	$210.1	$180.0
Accumulated depreciation	(145.6)	(119.2)
Capital lease assets	$64.5	$60.8

Note 10—Self Insurance and Retained Loss Reserves
We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers' compensation claims. We have insurance coverage that limits the exposure on individual claims. We also had insurance coverage that limited the total exposure to overall automobile, general liability and workers' compensation claims in 2016. The cost of the insurance is expensed over the contract periods. Utilizing historical claims experience, we record an accrual for the claims based upon the expected amount of all such claims, which includes the cost of claims that have been incurred but not reported. Accrued medical benefits and workers' compensation expenses are included in "Accrued employee benefits and compensation expenses" while accrued automobile and general liability expenses are included in "Other accrued expenses."
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$45.3	$43.1	$36.1
Net payments	(85.0)	(85.2)	(76.5)
Expense	84.0	87.4	83.5
Balance at end of period	$44.3	$45.3	$43.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Individual stop-loss coverage for medical benefits was $0.5 million in 2018, 2017 and 2016. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2018, 2017 and 2016 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. These retentions are aggregated for workers’ compensation, automobile and general liability claims at approximately $31.5 million in 2018 and $30.0 million in 2017. If these aggregates are met, the insurance company would pay the next $7.5 million. The aggregate policy for combined automobile, general liability and workers' compensation program for 2016 limited the Company's exposure to $30.4 million.
Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2018	2017
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$704.4	$711.3
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,031.5	1,041.6
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,685.9	2,702.9
Unamortized debt issuance costs				(18.5)	(22.8)
Current portion of long-term debt				(13.1)	(12.4)
Long-term debt				$2,654.3	$2,667.7
*The interest rates presented in the table above represent the rates in place at December 31, 2018. The weighted average interest rate on our variable rate debt was 5.21% and 4.15% at December 31, 2018 and 2017, respectively.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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
Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts. Such payments commenced on September 30, 2017, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In addition, in accordance with the terms of the Credit Agreement, 50% of the net cash proceeds from the sale-leaseback of certain technology and capital equipment were used to prepay $4.8 million and $7.0 million of Term Loan B-4 and Term Loan B-5, respectively, for the year ended December 31, 2018. Each such prepayment is credited to prepay, on a pro rata basis, in order of maturity the unpaid amounts due on the first eight scheduled quarterly installments of Term Loan B-4 and Term Loan B-5 and thereafter to the remaining scheduled quarterly installments of each term loan on a pro rata basis.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2018.
As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 5.06% and 5.31% at December 31, 2018, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement), which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
There were no borrowings on the revolving credit facility at December 31, 2018 or 2017. In addition, we had related outstanding letters of credit in the aggregate amount of $32.9 million and $42.8 million at December 31, 2018 and 2017, respectively, which reduce the amount available for borrowings under the respective revolving credit facility.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2017. We may redeem the senior notes, in whole or in part, at any time prior to June 1, 2020 at a redemption price equal to 100% of the principal amount plus a make-whole premium and thereafter at a premium that declines ratably to par in 2023. We capitalized approximately $14.7 million of debt issuance costs in connection with the senior notes. The senior notes are guaranteed by the Subsidiary Guarantors.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 50 basis points. There were no borrowings under the Canadian line of credit at December 31, 2018 or 2017. There were related letters of credit outstanding totaling approximately C$1.0 million at December 31, 2018 and 2017, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our revolving credit facility. The line of credit is guaranteed by certain ADESA Canada companies.
Future Principal Payments
At December 31, 2018, aggregate future principal payments on long-term debt are as follows (in millions):

2019	$13.1
2020	17.7
2021	702.4
2022	10.5
2023	992.2
Thereafter	950.0
$2,685.9
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
December 31, 2018, 2017 and 2016

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

	Asset Derivatives
	December 31, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$5.2	Other assets	$2.6
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2018	2017	2016
2017 Interest rate caps	Interest expense	$5.8	$0.8	N/A
2015 Interest rate caps	Interest expense	N/A	—	$(0.7)
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
As of December 31, 2018 and 2017, the estimated fair value of our long-term debt amounted to $2,537.9 million and $2,735.1 million, respectively. The estimates of fair value were based on broker-dealer quotes for our debt as of December 31, 2018 and 2017. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 13—Leasing Agreements
We lease property, computer equipment and software, automobiles, trucks and trailers, pursuant to operating lease agreements with terms expiring through 2038. Some of the leases contain renewal provisions upon the expiration of the initial lease term, as well as fair market value purchase provisions. In accordance with ASC 840, Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. The deferred portion of the rent, for the leases containing escalation clauses, is included in "Other liabilities" on the consolidated balance sheet.
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
Total future minimum lease payments for non-cancelable operating and capital leases with terms in excess of one year (excluding renewal periods) as of December 31, 2018 are as follows (in millions):

	Operating Leases	Capital Leases
2019	$147.9	$27.5
2020	131.2	22.0
2021	123.5	9.3
2022	114.2	0.1
2023	103.9	0.1
Thereafter	780.2	—
	$1,400.9	$59.0
Less: interest portion of capital leases		3.4
Total		$55.6
Total lease expense for the years ended December 31, 2018, 2017 and 2016 was $183.5 million, $163.5 million and $134.8 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 14—Income Taxes
The components of our income before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Income before income taxes:
Domestic	$340.9	$290.4	$265.8
Foreign	94.8	107.6	89.5
Total	$435.7	$398.0	$355.3
Income tax expense (benefit):
Current:
Federal	$59.8	$89.1	$100.1
Foreign	32.0	30.3	22.9
State	15.8	10.1	14.1
Total current provision	107.6	129.5	137.1
Deferred:
Federal	9.1	(96.1)	(1.6)
Foreign	(6.8)	(3.6)	(2.4)
State	(2.2)	6.2	(0.2)
Total deferred provision	0.1	(93.5)	(4.2)
Income tax expense	$107.7	$36.0	$132.9
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net	2.8%	2.3%	2.4%
Reserves for tax exposures	—%	(0.1)%	(0.2)%
Change in valuation allowance	0.1%	(0.6)%	0.6%
International operations	2.1%	(3.1)%	(0.8)%
Stock-based compensation	(1.9)%	(1.6)%	—%
Impact of law and rate change	(0.6)%	(23.2)%	—%
Excess officer's compensation	0.3%	—%	—%
Transaction costs	0.5%	—%	—%
Other, net	0.4%	0.3%	0.4%
Effective rate	24.7%	9.0%	37.4%

On December 22, 2017, U.S. tax reform (Tax Cuts and Jobs Act of 2017) was enacted. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate income tax rate reduction from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. As a result, for the year ended December 31, 2017, the Company recorded a deferred income tax benefit of $102.7 million related to the remeasurement of its deferred tax assets and liabilities. In addition, the law imposed a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries. This resulted in the Company recording a current tax expense of $11.1 million for the year ended December 31, 2017.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2018 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a single non-current deferred income tax liability. Deferred tax assets (liabilities) are comprised of the following at December 31 (in millions):

	2018	2017
Gross deferred tax assets:
Allowances for trade and finance receivables	$6.1	$5.8
Accruals and liabilities	62.8	50.5
Employee benefits and compensation	18.7	22.7
Net operating loss carryforwards	45.5	38.7
Investment basis difference	(2.1)	(2.1)
Other	6.6	9.6
Total deferred tax assets	137.6	125.2
Deferred tax asset valuation allowance	(29.9)	(28.1)
Total	107.7	97.1
Gross deferred tax liabilities:
Property and equipment	(112.1)	(94.3)
Goodwill and intangible assets	(167.5)	(179.6)
Other	(16.5)	(15.9)
Total	(296.1)	(289.8)
Net deferred tax liabilities	$(188.4)	$(192.7)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2019	$0.4
2020	0.7
2021	0.6
2022	0.2
2023	0.3
2024 to 2038	43.3
$45.5
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $350.8 million at December 31, 2018. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $67.2 million, $81.5 million and $79.2 million in 2018, 2017 and 2016, respectively. State and foreign income taxes paid by us, net of refunds, totaled $54.7 million, $44.5 million and $42.4 million in 2018, 2017 and 2016, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2018	2017
Balance at beginning of period	$11.7	$14.0
Increase in prior year tax positions	—	0.2
Decrease in prior year tax positions	(0.7)	—
Increase in current year tax positions	1.8	1.6
Lapse in statute of limitations	(2.4)	(4.1)
Balance at end of period	$10.4	$11.7
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $7.5 million and $7.8 million at December 31, 2018 and 2017.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $1.2 million and $2.4 million in 2018 and 2017, respectively, associated with interest and penalties, net of tax.
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
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $1.8 million to $2.4 million decrease.
Note 15—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2018, 2017 and 2016 we contributed $16.9 million, $15.5 million and $13.0 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2018 and there were $0.1 million at December 31, 2017. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
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
IAA—Lower Duwamish Waterway
Since June 2004, IAA has operated a branch on property it leases in Tukwila, Washington just south of Seattle. The property is located adjacent to a Superfund site known as the Lower Duwamish Waterway Superfund Site ("LDW Site"). The LDW Site had been designated a Superfund site in 2001, three years prior to IAA’s tenancy. On March 25, 2008, the United States Environmental Protection Agency, or the "EPA," issued IAA a General Notice of Potential Liability, or "General Notice," pursuant to Section 107(a), and a Request for Information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA," related to the LDW Site. On November 7, 2012, the EPA issued IAA a Second General Notice of Potential Liability, or "Second General Notice," for the LDW Site. The EPA's website indicates that the EPA has issued general notice letters to approximately 116 entities, and has issued Section 104(e) Requests to more than 300 entities related to the LDW Site. In the General Notice and Second General Notice, the EPA informed IAA that the EPA believed IAA may be a Potentially Responsible Party, or "PRP," but the EPA did not specify the factual basis for this assertion. At this time, the EPA still has not specified the factual basis for this assertion and has not demanded that IAA pay any funds or take any action apart from responding to the Section 104(e) Information Request. Four PRPs, The Boeing Company, the City of Seattle, the Port of Seattle and King County - the Lower Duwamish Waterway Group ("LDWG"), have funded a remedial investigation and feasibility study related to the cleanup of the LDW Site. In December 2014, the EPA issued a Record of Decision ("ROD"), detailing the final cleanup plan for the LDW Site. The ROD estimated the cost of cleanup to be $342 million, with the plan involving dredging of 105 acres, capping 24 acres, and enhanced natural recovery of 48 acres. The estimated length of the cleanup was 17 years, including 7 years of active remediation, and 10 years of monitored natural recovery. IAA is aware that certain authorities may bring natural resource damage claims against PRPs. On February 11, 2016, IAA received a Notice of Intent letter from the United States National Oceanic and Atmospheric Administration informing IAA

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

that the Elliott Bay Trustee Council were beginning to conduct an injury assessment for natural resource damages in the LDW. The Notice of Intent indicated that the decision of the trustees to proceed with this natural resources injury assessment followed a pre-assessment screen performed by the trustees. Shortly thereafter, in a letter dated August 16, 2016, EPA issued a status update to the PRPs at the LDW Site. The letter stated that EPA expected the bulk of the pre-remedial design work currently being performed by the LDWG to be completed by the beginning of 2018, with the Remedial Design/Remedial Action ("RD/RA") phase to follow. The EPA previously anticipated that the pre-design work would be completed sometime during 2018, and the Company is not aware of any further information regarding that schedule. Accordingly, RD/RA negotiations with all PRPs may begin sometime in 2019. At this time, the Company has not received any further notices from the EPA and does not have adequate information to determine IAA's responsibility, if any, for contamination at this site, or to estimate IAA's loss as a result of this potential liability.
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
Note 17—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2018	2017
Foreign currency translation loss	$(61.4)	$(25.3)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(61.3)	$(25.2)

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
December 31, 2018, 2017 and 2016

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
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$2,101.9	$1,326.8	$340.9	$—	$3,769.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,230.8	821.2	90.7	—	2,142.7
Selling, general and administrative	435.8	114.3	30.7	152.0	732.8
Depreciation and amortization	127.5	97.4	16.0	29.0	269.9
Total operating expenses	1,794.1	1,032.9	137.4	181.0	3,145.4
Operating profit (loss)	307.8	293.9	203.5	(181.0)	624.2
Interest expense	2.2	—	59.6	130.2	192.0
Other (income) expense, net	(1.9)	(0.5)	(0.3)	(0.8)	(3.5)
Intercompany expense (income)	35.1	37.9	(3.2)	(69.8)	—
Income (loss) before income taxes	272.4	256.5	147.4	(240.6)	435.7
Income taxes	69.1	64.2	35.4	(61.0)	107.7
Net income (loss)	$203.3	$192.3	$112.0	$(179.6)	$328.0
Total assets	$3,097.7	$1,506.9	$2,446.1	$155.5	$7,206.2
Capital expenditures	$95.1	$65.3	$7.1	$30.5	$198.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2017 (in millions):

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

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2016 (in millions):

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
December 31, 2018, 2017 and 2016

Geographic Information
Our foreign operations include Canada, Mexico and the U.K. Most of our operations outside the U.S. are in Canada. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2018	2017	2016
Operating revenues
U.S.	$3,263.4	$3,010.3	$2,737.6
Foreign	506.2	447.7	412.5
	$3,769.6	$3,458.0	$3,150.1

	December 31,
	2018	2017
Long-lived assets
U.S.	$3,533.7	$3,452.4
Foreign	358.3	394.5
	$3,892.0	$3,846.9
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 19—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2018 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$950.5	$956.6	$933.5	$929.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	535.0	531.3	533.2	543.2
Selling, general, and administrative	187.4	182.8	186.0	176.6
Depreciation and amortization	70.3	66.9	65.6	67.1
Total operating expenses	792.7	781.0	784.8	786.9
Operating profit	157.8	175.6	148.7	142.1
Interest expense	41.5	48.5	49.2	52.8
Other (income) expense, net	(0.1)	(1.3)	(3.1)	1.0
Income before income taxes	116.4	128.4	102.6	88.3
Income taxes	26.4	35.2	25.1	21.0
Net income	$90.0	$93.2	$77.5	$67.3
Basic net income per share of common stock	$0.67	$0.69	$0.58	$0.50
Diluted net income per share of common stock	$0.66	$0.69	$0.57	$0.50

2017 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$866.6	$858.0	$843.0	$890.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	501.2	481.7	479.2	525.1
Selling, general, and administrative	157.4	154.6	155.7	172.5
Depreciation and amortization	64.5	64.5	66.2	69.4
Total operating expenses	723.1	700.8	701.1	767.0
Operating profit	143.5	157.2	141.9	123.4
Interest expense	40.3	40.1	41.5	42.1
Other (income) expense, net	(0.1)	(1.5)	(0.1)	(0.2)
Loss on extinguishment of debt	—	27.5	—	—
Gain on previously held equity interest value	—	—	—	(21.6)
Income before income taxes	103.3	91.1	100.5	103.1
Income taxes	34.1	33.9	37.7	(69.7)
Net income	$69.2	$57.2	$62.8	$172.8
Basic net income per share of common stock	$0.51	$0.42	$0.46	$1.28
Diluted net income per share of common stock	$0.50	$0.41	$0.46	$1.27

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017 and 2016

Note 20—Subsequent Events
In November 2018, the Company reached a definitive agreement to acquire Belgium-based CarsOnTheWeb ("COTW"). On January 31, 2019, the Company completed the acquisition. COTW is an online auction company serving the wholesale vehicle sector in Continental Europe that seamlessly connects OEMs, fleet owners, wholesalers and dealers. The transaction was valued at approximately 91 million euros in cash and up to an additional 65 million euros over a specified period contingent on certain terms, conditions and COTW performance. The acquisition advances KAR’s international strategy and extends its strong North American and U.K.-based portfolio of physical, online and digital auction marketplaces.
In January 2019, the Company also acquired Dent-ology. Dent-ology enhances our mobile reconditioning capabilities and bolsters our offerings to include wheel repair and expanded hail catastrophe response services.
The purchase accounting related to these acquisitions is incomplete. Financial results for the acquisitions will be included in our consolidated financial statements beginning in the first quarter of 2019.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 18, 2019, as part of a leadership restructuring at the Company, Donald S. Gottwald ceased serving as the Company’s Chief Operating Officer. In addition, on February 18, 2019, the Company appointed Mr. Gottwald to serve in the newly created role of President of Digital, Data and Mobility Solutions, effective immediately. Mr. Gottwald will continue to serve as the Company’s Chief Strategy Officer.
In connection with the leadership restructuring, on February 20, 2019, the Company also entered into an amendment to Mr. Gottwald's Employment Agreement dated March 24, 2014, as amended as of July 18, 2017. The amendment provides that (i) Mr. Gottwald will serve in his new role, (ii) his annual base salary will be $500,000 and (iii) the foregoing changes will constitute "Good Reason" under his Employment Agreement if on or before December 31, 2019, Mr. Gottwald provides notice that he is claiming "Good Reason" and he agrees to enter into a transition services agreement with the Company.

The foregoing description of the amendment to the Employment Agreement with Mr. Gottwald does not purport to be complete and is qualified in its entirety by reference to the full text of the referenced agreement, a copy of which is filed hereto as Exhibit 10.5c.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2019
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
James P. Hallett	65	Chief Executive Officer and Chairman of the Board of Directors
Thomas J. Fisher	44	Executive Vice President and Chief Information Officer
Donald S. Gottwald	52	Chief Strategy Officer and President of Digital, Data and Mobility Solutions
John C. Hammer	48	President of ADESA
Peter J. Kelly	50	President
John W. Kett	55	Chief Executive Officer and President of IAA
Eric M. Loughmiller	59	Executive Vice President and Chief Financial Officer
James E. Money	56	President of AFC
Rebecca C. Polak	48	Chief Legal Officer and Secretary for KAR and President of TradeRev
Lisa A. Price	44	Executive Vice President of Human Resources
Benjamin Skuy	56	Executive Vice President of International Markets and Strategic Initiatives

James P. Hallett, 65, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hallett has served as the Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.

Thomas J. Fisher, 44, Executive Vice President and Chief Information Officer. Mr. Fisher has served as the Company's Executive Vice President and Chief Information Officer since April 2017. Mr. Fisher was the Senior Vice President of Cloud Operations and General Manager, Indianapolis, of Genesys Telecommunications Laboratories, Inc. ("Genesys") from December 2016 to March 2017. Mr. Fisher was the Chief Services Officer at Interactive Intelligence Group, Inc. (which was acquired by Genesys) from January 2014 to December 2016 and also held other roles including Vice President of Global Sales Operations from May 2012 to January 2014, Senior Director of Solutions Engineering from January 2011 to May 2012 and Director of Systems Engineering from January 2005 to January 2011.

Donald S. Gottwald, 52, Chief Strategy Officer and President of Digital, Data and Mobility Solutions. Mr. Gottwald has been the Chief Strategy Officer since July 2017 and the President of Digital, Data and Mobility Solutions since February 2019. Mr. Gottwald previously served as the Chief Operating Officer from March 2014 to February 2019. Prior to that, Mr. Gottwald served as the Chief Executive Officer of AFC from January 2009 to March 2014. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and previously served on the association's board of directors. In addition, Mr. Gottwald serves on the Northwood University Automotive Marketing Curriculum Advisory Board.

John C. Hammer, 48, President of ADESA. Mr. Hammer has been the President of ADESA since February 2018. Prior to ADESA, Mr. Hammer was Chief Executive Officer of U.S. Auto Sales, Inc. and U.S. Auto Finance, Inc. from June 2016 to February 2018, and Chief Executive Officer of Cruz Auto, LLC from June 2017 to February 2018. Mr. Hammer previously served as Chief Executive Officer and President of AFC from March 2014 to June 2016. Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has 25 years of experience in the automotive industry.

Peter J. Kelly, 50, President. Mr. Kelly has been President since January 2019. Previously, Mr. Kelly served as the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of Openlane from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of Openlane from February 2010 to February 2011. Mr. Kelly was a co-founder of Openlane in 1999 and served in a number of executive roles at Openlane from 1999 to 2010.

John W. Kett, 55, Chief Executive Officer and President of IAA. Mr. Kett has been Chief Executive Officer and President of IAA since May 2014. Mr. Kett joined IAA in 2001 as Senior Vice President of Planning and Business Development and was later promoted to Chief Financial Officer and then President. Prior to joining IAA, Mr. Kett served in a variety of senior financial and operational roles for Central Steel and Wire Co., Safelite Glass Corporation (formerly Vistar, Inc.), Newark Electronics and Deloitte LLP.

Eric M. Loughmiller, 59, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

James E. Money, 56, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant.

Rebecca C. Polak, 48, Chief Legal Officer and Secretary for KAR and President of TradeRev. Ms. Polak has been Chief Legal Officer for KAR and President of TradeRev since October 2017 and Secretary for KAR since April 2007. Ms. Polak previously served as Executive Vice President and General Counsel for KAR from April 2007 to October 2017, the Assistant General Counsel and Assistant Secretary of ADESA from February 2005 to April 2007 and as Vice President of ADESA from December 2006 to April 2007. Prior to joining ADESA, Ms. Polak practiced corporate and securities law with Krieg DeVault in Indianapolis from 2000 to 2005 and with Haynes and Boone in Dallas from 1995 to 1999.

Lisa A. Price, 44, Executive Vice President of Human Resources. Ms. Price has been the Executive Vice President of Human Resources since June 2013. Ms. Price previously served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.

Benjamin Skuy, 56, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our
2019 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by
Reference."

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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2019 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	2,251,799	$24.21	5,700,085
Equity compensation plans not approved by security holders	—	—	—
Total	2,251,799	$24.21	5,700,085

(1)
Includes (a) service options, exit options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) service and exit options issued under the KAR Auction Services, Inc. Stock Incentive Plan. The amount of PRSUs outstanding at target of 700,616 have been included in the table above.

(2)
Awards issued by KAR Auction Services, Inc. have exercise prices ranging from $10.00 to $30.89. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.

(3)
The number of securities available for future issuance includes (a) 5,329,347 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 370,738 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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

3)	Exhibits—the exhibit index below is incorporated herein by reference as the list of exhibits required as part of this report.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2	Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1	Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald					X

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7	*	Employment Agreement, dated January 25, 2018, between KAR Auction Services, Inc. and John C. Hammer					X

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9a	2/24/2017

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9b	2/24/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9c	*	Amendment No. 2 to Employment Agreement, dated January 8, 2019, between KAR Auction Services, Inc. and Peter Kelly					X

10.10	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019					X

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^
Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
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
			10-Q	001-34568	10.16b	5/10/2017

10.16c	^
Amending Agreement No. 2 to Fourth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
							X

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27d	*	Amendment No. 3 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018	10-Q	001-34568	10.26d	11/7/2018

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.34	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.35	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers					X

10.36	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.37	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.38	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.39	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.40	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 21, 2019
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 21, 2019
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ TODD F. BOURELL	Director	February 21, 2019
Todd F. Bourell

/s/ DONNA R. ECTON	Director	February 21, 2019
Donna R. Ecton

/s/ MARK E. HILL	Director	February 21, 2019
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 21, 2019
J. Mark Howell

/s/ LYNN JOLLIFFE	Director	February 21, 2019
Lynn Jolliffe

/s/ MICHAEL T. KESTNER	Director	February 21, 2019
Michael T. Kestner

/s/ JOHN P. LARSON	Lead Independent Director	February 21, 2019
John P. Larson

/s/ STEPHEN E. SMITH	Director	February 21, 2019
Stephen E. Smith