Form 10-Q
period 2019-03-31
KAR Auction Services, Inc.
filed 2019-05-08
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	KAR	New York Stock Exchange
As of April 30, 2019, 133,279,015 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues
ADESA Auction Services	$599.7	$528.1
IAA Salvage Services	357.2	337.3
AFC	89.9	85.1
Total operating revenues	1,046.8	950.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	612.3	535.0
Selling, general and administrative	207.6	187.4
Depreciation and amortization	66.1	70.3
Total operating expenses	886.0	792.7
Operating profit	160.8	157.8
Interest expense	56.9	41.5
Other income, net	(2.0)	(0.1)
Income before income taxes	105.9	116.4
Income taxes	28.1	26.4
Net income	$77.8	$90.0
Net income per share
Basic	$0.58	$0.67
Diluted	$0.58	$0.66
Dividends declared per common share	$0.35	$0.35

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$77.8	$90.0
Other comprehensive income (loss)
Foreign currency translation gain (loss)	8.1	(6.9)
Comprehensive income	$85.9	$83.1

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$265.6	$337.1
Restricted cash	24.3	27.6
Trade receivables, net of allowances of $13.7 and $12.0	962.5	765.6
Finance receivables, net of allowances of $14.3 and $14.0	1,974.8	2,000.8
Other current assets	233.0	183.1
Total current assets	3,460.2	3,314.2
Other assets
Goodwill	2,374.0	2,213.7
Customer relationships, net of accumulated amortization of $893.8 and $873.7	311.7	302.3
Other intangible assets, net of accumulated amortization of $424.8 and $403.5	366.4	358.5
Operating lease right-of-use assets	942.5	—
Other assets	41.0	41.3
Total other assets	4,035.6	2,915.8
Property and equipment, net of accumulated depreciation of $825.8 and $856.6	828.3	976.2
Total assets	$8,324.1	$7,206.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$997.8	$820.3
Accrued employee benefits and compensation expenses	86.4	102.5
Accrued interest	23.0	7.9
Other accrued expenses	302.8	186.3
Income taxes payable	2.1	2.9
Dividends payable	46.6	46.5
Obligations collateralized by finance receivables	1,360.6	1,445.3
Current maturities of long-term debt	126.3	13.1
Total current liabilities	2,945.6	2,624.8
Non-current liabilities
Long-term debt	2,650.9	2,654.3
Deferred income tax liabilities	193.2	188.4
Operating lease liabilities	919.7	—
Other liabilities	112.2	274.5
Total non-current liabilities	3,876.0	3,117.2
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2019: 133,261,444
December 31, 2018: 132,887,029	1.3	1.3
Additional paid-in capital	1,131.5	1,131.9
Retained earnings	422.9	392.3
Accumulated other comprehensive loss	(53.2)	(61.3)
Total stockholders' equity	1,502.5	1,464.2
Total liabilities and stockholders' equity	$8,324.1	$7,206.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				77.8		77.8
Other comprehensive income					8.1	8.1
Issuance of common stock under stock plans	0.6		0.7			0.7
Surrender of RSUs for taxes	(0.2)		(10.2)			(10.2)
Stock-based compensation expense			7.4			7.4
Dividends earned under stock plans			1.7	(1.7)		—
Cash dividends declared to stockholders ($0.35 per share)				(46.6)		(46.6)
Balance at March 31, 2019	133.3	$1.3	$1,131.5	$422.9	$(53.2)	$1,502.5

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				90.0		90.0
Other comprehensive loss					(6.9)	(6.9)
Issuance of common stock under stock plans	0.8		5.6			5.6
Surrender of RSUs for taxes	(0.1)		(9.7)			(9.7)
Stock-based compensation expense			6.4			6.4
Dividends earned under stock plans			1.8	(1.8)		—
Cash dividends declared to stockholders ($0.35 per share)				(47.2)		(47.2)
Balance at March 31, 2018	135.0	$1.3	$1,255.9	$295.0	$(32.1)	$1,520.1

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$77.8	$90.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.1	70.3
Provision for credit losses	10.3	9.6
Deferred income taxes	3.4	2.4
Amortization of debt issuance costs	2.6	2.7
Stock-based compensation	7.4	6.4
Loss (gain) on disposal of fixed assets	0.1	(0.1)
Other non-cash, net	4.2	(4.4)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(214.4)	(249.9)
Accounts payable and accrued expenses	136.2	225.3
Net cash provided by operating activities	93.7	152.3
Investing activities
Net decrease (increase) in finance receivables held for investment	18.6	(29.6)
Acquisition of businesses (net of cash acquired)	(120.7)	(23.3)
Purchases of property, equipment and computer software	(54.0)	(38.7)
Proceeds from the sale of property and equipment	0.1	0.1
Net cash used by investing activities	(156.0)	(91.5)
Financing activities
Net increase in book overdrafts	38.4	23.1
Net increase in borrowings from lines of credit	108.8	—
Net decrease in obligations collateralized by finance receivables	(88.5)	(3.0)
Payments on long-term debt	(10.7)	—
Payments on capital leases	(10.3)	(7.8)
Payments of contingent consideration and deferred acquisition costs	—	(3.0)
Issuance of common stock under stock plans	0.7	5.6
Tax withholding payments for vested RSUs	(10.2)	(9.7)
Dividends paid to stockholders	(46.5)	(47.0)
Net cash used by financing activities	(18.3)	(41.8)
Effect of exchange rate changes on cash	5.8	(4.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(74.8)	14.8
Cash, cash equivalents and restricted cash at beginning of period	364.7	336.6
Cash, cash equivalents and restricted cash at end of period	$289.9	$351.4
Cash paid for interest, net of proceeds from interest rate caps	$35.7	$29.8
Cash paid for taxes, net of refunds	$29.3	$28.6

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2019 (Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and CarsOnTheWeb ("COTW");

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

•
"Credit Facility" refers to the seven-year senior secured term loan B-2 facility ("Term Loan B-2"), the seven-year senior secured term loan B-3 facility ("Term Loan B-3"), the senior secured term loan B-4 facility due March 11, 2021 ("Term Loan B-4"), the senior secured term loan B-5 facility due March 9, 2023 ("Term Loan B-5"), the $350 million, senior secured revolving credit facility due March 9, 2021 (the "revolving credit facility") and the $300 million, five-year senior secured revolving credit facility (the "2016 revolving credit facility"), the terms of which are set forth in the Credit Agreement. Term Loan B-2, Term Loan B-3 and the 2016 revolving credit facility were repaid in May 2017 with proceeds from Term Loan B-4, Term Loan B-5 and the senior notes (defined below);

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC");

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at March 31, 2019).
Business and Nature of Operations
As of March 31, 2019, we have a North American network of 75 ADESA whole car auction sites and 179 IAA salvage vehicle auction sites; in addition, we offer online auctions for both whole car and salvage vehicles. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and CarsOnTheWeb, an online wholesale vehicle auction marketplace in Continental Europe. IAA also includes HBC Vehicle Services Limited, which operates from 14 locations in the United Kingdom. Our auctions facilitate the sale of used and salvage vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA and IAA are leading, national providers of wholesale and salvage vehicle auctions and related vehicle remarketing services for the automotive industry in North America. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA and IAA facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 127 locations throughout the United States and Canada as of March 31, 2019. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
The Company expects to complete the spin-off in June 2019. The Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the spin-off. There can be no assurance as to whether or when the spin-off will occur. IAA Spinco filed its initial Registration Statement on Form 10 on June 28, 2018, Amendment No. 1 to its Registration Statement on Form 10 on August 30, 2018, Amendment No. 2 to its Registration Statement on Form 10 on November 20, 2018 and Amendment No. 3 to its Registration Statement on Form 10 on March 5, 2019.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 2018, as filed with the Securities and Exchange Commission on February 21, 2019. The 2018 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which replaces the existing lease guidance in Topic 840. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use ("ROU") assets and corresponding lease liabilities on the balance sheet, with an exception for leases that meet the definition of a short-term lease. The new guidance continues to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.
We adopted Topic 842 in the first quarter of 2019 and as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we applied the new standard at the adoption date and recognized the cumulative-effect of initially applying the new standard as an increase of $1.1 million to the opening balance of retained earnings. The cumulative-effect adjustment related to the derecognition of existing fixed assets for which we were determined to be the accounting owner under Topic 840 and related liabilities associated with certain sale leaseback transactions in build-to-suit arrangements that did not qualify for sale accounting under Topic 840. Depreciation related to these fixed assets was recorded consistently with owned property and equipment in depreciation expense. In accordance with Topic 842, the lease agreements associated with the derecognized fixed assets and related liabilities generated ROU assets and lease liabilities that will be amortized to lease expense over the lease term. In addition, we recognized additional operating liabilities of approximately $1,026 million with related ROU assets of approximately $956 million based on the present value of the remaining minimum rental payments for existing operating leases.
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
We determine if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets,” “Other accrued expenses” and “Operating lease liabilities” in our consolidated balance sheets. Finance leases are included in “Property and equipment, net,” “Other accrued expenses” and “Other liabilities” in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, we account for the lease and non-lease components as a single lease component.
New Accounting Standards
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
March 31, 2019 (Unaudited)

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
Note 2—Acquisitions
In January 2019, the Company completed the acquisition of Dent-ology. Dent-ology enhances our mobile reconditioning capabilities and bolsters our offerings to include wheel repair and expanded hail catastrophe response services.
In January 2019, the Company also completed the acquisition of CarsOnTheWeb. COTW is an online auction company serving the wholesale vehicle sector in Continental Europe that seamlessly connects OEMs, fleet owners, wholesalers and dealers. The acquisition advances KAR’s international strategy and extends its strong North American and U.K.-based portfolio of physical, online and digital auction marketplaces.
Certain of the purchase agreements included additional payments over a specified period contingent on certain terms, conditions and performance. The purchased assets included accounts receivable, inventory, property and equipment, customer relationships, tradenames and software. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first quarter of 2019, net of cash acquired, was approximately $193.5 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.7 million and estimated contingent payments with a fair value of $53.1 million. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $33.4 million to intangible assets, representing the fair value of acquired customer relationships of $27.0 million, software of $4.3 million and tradenames of $2.1 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to final valuation results. The acquisitions resulted in aggregate goodwill of $160.5 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the three months ended March 31, 2019.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Note 3—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. performance-based restricted stock units ("PRSUs"), service-based restricted stock units ("RSUs") and service options. We have determined that the KAR Auction Services, Inc. PRSUs, RSUs and service options should be classified as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2019	2018
PRSUs	$3.8	$3.4
RSUs	3.6	2.9
Service options	—	0.1
Total stock-based compensation expense	$7.4	$6.4

PRSUs and RSUs
In the three months ended March 31, 2019, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $47.06 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. No shares of common stock were repurchased during the three months ended March 31, 2019. In 2018, we repurchased and retired 2,695,978 shares of common stock in the open market at a weighted average price of $55.64 per share under the October 2016 authorization.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$77.8	$90.0
Weighted average common shares outstanding	133.1	134.6
Effect of dilutive stock options and restricted stock awards	0.7	1.2
Weighted average common shares outstanding and potential common shares	133.8	135.8
Net income per share
Basic	$0.58	$0.67
Diluted	$0.58	$0.66
Basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income per share for each of the three months ended March 31, 2019 and 2018. In addition, approximately 0.8 million and 0.7 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2019 and 2018, respectively. Total options outstanding at March 31, 2019 and 2018 were 1.0 million and 1.6 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at March 31, 2019.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at March 31, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2019		Net Credit Losses Three Months Ended March 31, 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,976.4	$15.5	$8.0
Other loans	12.7	—	—
Total receivables managed	$1,989.1	$15.5	$8.0

	December 31, 2018		Net Credit Losses Three Months Ended March 31, 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,001.9	$15.9	$7.4
Other loans	12.9	—	—
Total receivables managed	$2,014.8	$15.9	$7.4

AFC's allowance for losses was $14.3 million and $14.0 million at March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, $1,916.4 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	March 31, 2019	December 31, 2018
Obligations collateralized by finance receivables, gross	$1,378.5	$1,464.7
Unamortized securitization issuance costs	(17.9)	(19.4)
Obligations collateralized by finance receivables	$1,360.6	$1,445.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2019, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2019	December 31, 2018
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$704.4	$704.4
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	1,031.5	1,031.5
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	93.5	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	15.3	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				2,794.7	2,685.9
Unamortized debt issuance costs				(17.5)	(18.5)
Current portion of long-term debt				(126.3)	(13.1)
Long-term debt				$2,650.9	$2,654.3
*The interest rates presented in the table above represent the rates in place at March 31, 2019.
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
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-4 and Term Loan B-5 were 4.88% and 5.13% at March 31, 2019, respectively.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at March 31, 2019.
On March 31, 2019, $93.5 million was drawn on the revolving credit facility and there were no borrowings on the revolving credit facility at December 31, 2018. In addition, we had related outstanding letters of credit in the aggregate amount of $32.9 million at March 31, 2019 and December 31, 2018, which reduce the amount available for borrowings under the revolving credit facility. The $93.5 million of outstanding borrowings under the revolving credit facility have been classified as current debt as the Company intends to repay the outstanding borrowings within the next twelve months.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

European Lines of Credit

COTW has lines of credit aggregating €30 million. The lines of credit have an interest rate of Euribor plus 1.25% and had an aggregate $15.3 million of borrowings outstanding at March 31, 2019. The lines of credit are guaranteed by certain COTW subsidiaries. In addition, as part of the acquisition of COTW, we assumed debt of approximately $10.7 million which was paid off in the first quarter of 2019.

Fair Value of Debt
As of March 31, 2019, the estimated fair value of our long-term debt amounted to $2,785.3 million. The estimates of fair value were based on broker-dealer quotes for our debt as of March 31, 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

•
In March 2017, we entered into two interest rate caps with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 2.0%. The interest rate cap agreements each had an effective date of March 31, 2017 and each matured on March 31, 2019. We paid an aggregate amount of approximately $0.7 million for the caps in April 2017.

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

	Asset Derivatives
	March 31, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$2.3	Other assets	$5.2
We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments		2019	2018
2017 Interest rate caps	Interest expense	$(0.5)	$4.7

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Note 8—Leases

We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$42.0
Finance lease cost:
Amortization of right-of-use assets	$7.6
Interest on lease liabilities	0.7
Total finance lease cost	$8.3

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$41.0
Operating cash flows related to finance leases	0.7
Financing cash flows related to finance leases	10.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14.4
Finance leases	1.7

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$942.5
Other accrued expenses	$94.3
Operating lease liabilities	919.7
Total operating lease liabilities	$1,014.0
Finance Leases
Property and equipment, gross	$205.2
Accumulated depreciation	(146.3)
Property and equipment, net	$58.9
Other accrued expenses	$21.9
Other liabilities	25.1
Total finance lease liabilities	$47.0
Weighted Average Remaining Lease Term
Operating leases	11.8 years
Finance leases	2.2 years
Weighted Average Discount Rate
Operating leases	6.1%
Finance leases	4.6%

Maturities of lease liabilities as of March 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$117.3	$23.6
2020	141.7	16.3
2021	132.0	9.6
2022	121.0	0.3
2023	109.8	0.1
Thereafter	834.9	—
Total lease payments	1,456.7	49.9
Less imputed interest	(442.7)	(2.9)
Total	$1,014.0	$47.0

As of March 31, 2019, we have additional operating leases of approximately $67.5 million that have not yet commenced. These leases, primarily for facilities, are expected to commence in the next 12 months with lease terms up to 15 years.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Note 9—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Foreign currency translation loss	$(53.3)	$(61.4)
Unrealized gain on postretirement benefit obligation, net of tax	0.1	0.1
Accumulated other comprehensive loss	$(53.2)	$(61.3)

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2019 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$599.7	$357.2	$89.9	$—	$1,046.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	370.7	218.4	23.2	—	612.3
Selling, general and administrative	126.6	31.3	7.2	42.5	207.6
Depreciation and amortization	35.0	21.8	2.4	6.9	66.1
Total operating expenses	532.3	271.5	32.8	49.4	886.0
Operating profit (loss)	67.4	85.7	57.1	(49.4)	160.8
Interest expense	0.7	—	17.1	39.1	56.9
Other (income) expense, net	(1.9)	0.1	(0.1)	(0.1)	(2.0)
Intercompany expense (income)	10.3	10.0	(1.2)	(19.1)	—
Income (loss) before income taxes	58.3	75.6	41.3	(69.3)	105.9
Income taxes	15.9	19.2	10.8	(17.8)	28.1
Net income (loss)	$42.4	$56.4	$30.5	$(51.5)	$77.8
Total assets	$3,797.0	$2,022.5	$2,406.1	$98.5	$8,324.1
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2018 (in millions):

	ADESA Auctions	IAA	AFC	Holding Company	Consolidated
Operating revenues	$528.1	$337.3	$85.1	$—	$950.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	306.0	206.7	22.3	—	535.0
Selling, general and administrative	108.8	30.5	8.0	40.1	187.4
Depreciation and amortization	31.2	24.1	7.8	7.2	70.3
Total operating expenses	446.0	261.3	38.1	47.3	792.7
Operating profit (loss)	82.1	76.0	47.0	(47.3)	157.8
Interest expense	0.6	—	13.4	27.5	41.5
Other (income) expense, net	(0.3)	—	—	0.2	(0.1)
Intercompany expense (income)	12.1	9.4	(0.5)	(21.0)	—
Income (loss) before income taxes	69.7	66.6	34.1	(54.0)	116.4
Income taxes	15.5	16.3	8.4	(13.8)	26.4
Net income (loss)	$54.2	$50.3	$25.7	$(40.2)	$90.0
Total assets	$3,278.5	$1,465.1	$2,329.9	$192.7	$7,266.2

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2019 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 73% and 89% of our foreign operating revenues were from Canada for the three months ended March 31, 2019 and 2018, respectively. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2019	2018
Operating revenues
U.S.	$894.2	$828.6
Foreign	152.6	121.9
	$1,046.8	$950.5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; the potential spin-off of our salvage auction business; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 21, 2019. Some of these factors include:

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

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 75 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by Openlane technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and CarsOnTheWeb, an online wholesale vehicle auction marketplace in Continental Europe.

•
The IAA segment serves a domestic and international customer base through live and online auctions and through 179 salvage vehicle auction sites in the United States and Canada at March 31, 2019. IAA also includes HBC, which operates from 14 locations in the United Kingdom. The salvage auctions facilitate the remarketing of damaged vehicles designated as total losses by insurance companies, charity donation vehicles, recovered stolen (or theft) vehicles and low value used vehicles. The salvage auction business specializes in providing services such as inbound transportation, titling, salvage recovery and claims settlement administrative services. Another important component of the IAA service offering is the ability to process large volumes of total loss vehicles in a short period of time following catastrophic events such as hurricanes, tornadoes, floods, hail storms, fires or other natural disasters.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2019, AFC conducted business at 127 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
Potential Spin-off of IAA
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, currently operated by IAA, through a spin-off. The Company also announced that the separation was subject to customary regulatory approvals, the execution of intercompany agreements between the Company and IAA Spinco, final approval of the board of directors and other customary matters. The Company continues to work on and evaluate the spin-off and the options available to the Company for maximizing shareholder value. While at this time the Company expects to complete the spin-off in June 2019, the Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the spin-off.
It is currently expected that IAA Spinco will have total net debt of approximately 3.5 times Adjusted EBITDA. The actual amount of debt that will be issued by IAA Spinco will be determined at a future date when capital is raised for IAA Spinco. This is subject to approval by the board of directors at the time of the issuance of debt and completion of the spin-off. The total net leverage levels for IAA Spinco and KAR are expected to maintain the current corporate debt rating of BB-/B1 currently held by KAR for both entities. The Company expects to provide additional information on the expected dividend policies and the target leverage levels of each enterprise as we get closer to completion of the spin-off. There can be no assurance as to whether or when the spin-off will occur. IAA Spinco filed its initial Registration Statement on Form 10 on June 28, 2018, Amendment No. 1 to its Registration Statement on Form 10 on August 30, 2018, Amendment No. 2 to its Registration Statement on Form 10 on November 20, 2018 and Amendment No. 3 to its Registration Statement on Form 10 on March 5, 2019.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 10.6 million and 11.1 million in 2016 and 2017, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev). We have included online only volumes in the totals above for 2016 and 2017. Used vehicle auction volumes in North America in 2018 were approximately 11.5 million vehicles, including online only volumes and mobile application volumes. We expect that used vehicle auction volumes in North America, including online only volumes and mobile application volumes, will be over 11 million units in 2019, 2020 and 2021. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's annual survey and management estimates.
In addition to the traditional whole car auction market described above, which we estimate has sold near 11 million units in each of the last few years, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car by approximately 5 million units. We are incurring costs to grow TradeRev in the U.S. and Canada. TradeRev incurred operating losses of $16.8 million and $11.1 million for the three months ended March 31, 2019 and 2018, respectively.

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
Fluctuations in used vehicle and commodity pricing (aluminum, steel, etc.) have an impact on proceeds received in the salvage vehicle auction industry. In times of rising prices, revenue and gross profit are positively impacted. If used vehicle and commodity prices decrease, proceeds, revenue and gross profit at salvage auctions may be negatively impacted, which could adversely affect the level of profitability. During the first three months of 2019, the price per ton of crushed auto bodies in North America ranged from $177 to $179 and finished March 2019 at $178. In comparison, for the year ended December 31, 2018, the price per ton of crushed auto bodies in North America ranged from $187 to $215.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 15,800 dealers in 2018, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.8 million in 2018.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2019	2018
Revenues
ADESA	$599.7	$528.1
IAA	357.2	337.3
AFC	89.9	85.1
Total revenues	1,046.8	950.5
Cost of services*	612.3	535.0
Gross profit*	434.5	415.5
Selling, general and administrative	207.6	187.4
Depreciation and amortization	66.1	70.3
Operating profit	160.8	157.8
Interest expense	56.9	41.5
Other income, net	(2.0)	(0.1)
Income before income taxes	105.9	116.4
Income taxes	28.1	26.4
Net income	$77.8	$90.0
Net income per share
Basic	$0.58	$0.67
Diluted	$0.58	$0.66

* Exclusive of depreciation and amortization
Overview
For the three months ended March 31, 2019, we had revenue of $1,046.8 million compared with revenue of $950.5 million for the three months ended March 31, 2018, an increase of 10%. Businesses acquired accounted for an increase in revenue of $31.8 million or 3% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $4.2 million, or 6%, to $66.1 million for the three months ended March 31, 2019, compared with $70.3 million for the three months ended March 31, 2018. The decrease in depreciation and amortization was primarily the result of certain intangible assets that became fully amortized in the first quarter of 2019 and an approximately $2 million decrease resulting from the derecognition of fixed assets associated with certain sale leaseback transactions associated with the adoption of Topic 842, partially offset by certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2018 and 2019.
Interest Expense
Interest expense increased $15.4 million, or 37%, to $56.9 million for the three months ended March 31, 2019, compared with $41.5 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase of approximately $121 million in the average outstanding balance of corporate debt for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, as well as an increase in the weighted average interest rate for the same period of approximately 0.71%. In addition, there was an increase in interest expense at AFC of $3.7 million, which resulted from an increase in interest rates under the U.S. securitization agreement for the three months ended March 31, 2019, as compared with the three months ended March 31, 2018. The increases in interest expense were partially offset by $2.4 million received from the counterparties to the interest rate cap agreements.

Income Taxes
We had an effective tax rate of 26.5% for the three months ended March 31, 2019, compared with an effective tax rate of 22.7% for the three months ended March 31, 2018. Excluding the effect of discrete items, our effective tax rate for the three months ended March 31, 2019 and 2018 would have been 28.2% and 27.5%, respectively.
Impact of Foreign Currency
The strengthening of the U.S dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended March 31, 2019, fluctuations in the Canadian exchange rate decreased revenue by $5.5 million, operating profit by $1.1 million, net income by $0.6 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended March 31,
(Dollars in millions, except per vehicle amounts)	2019	2018
ADESA revenue	$599.7	$528.1
Cost of services*	370.7	306.0
Gross profit*	229.0	222.1
Selling, general and administrative	126.6	108.8
Depreciation and amortization	35.0	31.2
Operating profit	$67.4	$82.1
Vehicles sold	945,000	878,000
Physical auction vehicles sold in North America	555,000	557,000
Online only vehicles sold in North America	367,000	309,000
Vehicles sold in Europe	23,000	12,000
Dealer consignment mix at physical auctions	38%	41%
Conversion rate at North American physical auctions	63.8%	62.6%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$875	$820
Online only revenue per vehicle sold, excluding purchased vehicles	$144	$117

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $71.6 million, or 14%, to $599.7 million for the three months ended March 31, 2019, compared with $528.1 million for the three months ended March 31, 2018. The increase in revenue was primarily a result of an 8% increase in the number of vehicles sold (6% increase excluding acquisitions) and average revenue per vehicle sold increased 5%. Businesses acquired in the last 12 months accounted for an increase in revenue of $31.8 million.
The increase in vehicles sold was primarily attributable to a 12% increase in institutional volume, including vehicles sold on our online only platform, partially offset by a 3% decrease in dealer consignment units sold (5% decrease excluding acquisitions) for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. Online sales volume for ADESA represented approximately 57% of the total vehicles sold in the first quarter of 2019, compared with approximately 52% in the first quarter of 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio of the physical auctions to online bidders (LiveBlock®); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 71% of ADESA's North American online sales volume. ADESA sold approximately 367,000 (including approximately 31,000 from TradeRev) and 309,000 (including approximately 22,000 from TradeRev) vehicles through its North American online only offerings in the first quarter of 2019 and 2018, respectively. For the three months ended March 31, 2019, dealer consignment vehicles represented approximately 38% of used vehicles sold at ADESA physical auction locations, compared with approximately 41% for the three months ended March 31, 2018. Vehicles sold at physical auction locations in the first quarter of 2019 were consistent with the first quarter of 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 63.8% for the three months ended March 31, 2019, compared with 62.6% for the three months ended March 31, 2018.
Physical auction revenue per vehicle sold increased $55, or 7%, to $875 for the three months ended March 31, 2019, compared with $820 for the three months ended March 31, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $75 to $206 for the three months ended March 31, 2019, compared with $131 for the three months ended March 31, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev and CarsOnTheWeb sales. Excluding vehicles purchased as part of the ADESA Assurance Program and vehicles purchased by CarsOnTheWeb, online only revenue per vehicle would have been $144 and $117 for the three months ended March 31, 2019 and 2018, respectively. The $27 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the three months ended March 31, 2019, gross profit for ADESA increased $6.9 million, or 3%, to $229.0 million, compared with $222.1 million for the three months ended March 31, 2018. Gross profit for ADESA was 38.2% of revenue for the three months ended March 31, 2019, compared with 42.1% of revenue for the three months ended March 31, 2018. Gross profit as a percentage of revenue decreased for the three months ended March 31, 2019 as compared with the three months ended March 31, 2018 as a result of an increase in purchase vehicles primarily related to the acquisition of COTW and increased activity under ADESA Assurance, as well as an increase in lower margin related services. Excluding purchased vehicles, gross profit as a percentage of revenue was 42.2% and 44.2% for the three months ended March 31, 2019 and 2018, respectively. Businesses acquired in the last 12 months accounted for an increase in cost of services of $26.9 million for the three months ended March 31, 2019.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $17.8 million, or 16%, to $126.6 million for the three months ended March 31, 2019, compared with $108.8 million for the three months ended March 31, 2018, primarily due to increases in costs associated with TradeRev aggregating $8.0 million, acquisitions of $4.6 million, compensation expense of $2.7 million, incentive-based compensation $1.8 million, information technology costs of $1.5 million, benefit related expense of $0.6 million, and other miscellaneous expenses aggregating $1.0 million, partially offset by fluctuations in the Canadian exchange rate of $1.2 million and a decrease in supplies expense of $1.2 million.
IAA Results

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
IAA revenue	$357.2	$337.3
Cost of services*	218.4	206.7
Gross profit*	138.8	130.6
Selling, general and administrative	31.3	30.5
Depreciation and amortization	21.8	24.1
Operating profit	$85.7	$76.0
Vehicles sold	649,000	643,000

* Exclusive of depreciation and amortization

Revenue
Revenue from IAA increased $19.9 million, or 6%, to $357.2 million for the three months ended March 31, 2019, compared with $337.3 million for the three months ended March 31, 2018. The increase in revenue was a result of an increase in vehicles sold of approximately 1% for the three months ended March 31, 2019. Revenue per vehicle sold increased 5% for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, and included a decrease in revenue of $1.8 million due to fluctuations in the Canadian exchange rate, as well as a decrease in revenue of $1.5 million from HBC, which included a decrease in revenue of $0.6 million due to fluctuations in the U.K. exchange rate. IAA's North American same-store total loss vehicle inventory increased approximately 10% at March 31, 2019, as compared to March 31, 2018. Vehicles sold under purchase agreements were approximately 4% of total salvage vehicles sold for the three months ended March 31, 2019 and 2018. North American online sales volumes for IAA for the three months ended March 31, 2019 and 2018 each represented over 60% of the total vehicles sold by IAA.
Gross Profit
For the three months ended March 31, 2019, gross profit at IAA increased to $138.8 million, or 38.9% of revenue, compared with $130.6 million, or 38.7% of revenue, for the three months ended March 31, 2018. The increase in gross profit was mainly attributable to a 6% increase in revenue, partially offset by a 6% increase in cost of services, which included costs associated with purchase contract vehicles, additional lease expense related to lease agreements previously impacting depreciation expense and organic volume growth.
Excluding HBC, IAA's gross profit margin was 39.3% and 39.2% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, HBC had revenue of approximately $8.2 million and $9.7 million, respectively, and cost of services of approximately $6.5 million and $7.6 million, respectively, as fewer of HBC's vehicles were sold under purchase contracts. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchase contracts.
Selling, General and Administrative
Selling, general and administrative expenses at IAA increased $0.8 million, or 3%, to $31.3 million for the three months ended March 31, 2019, compared with $30.5 million for the three months ended March 31, 2018. The increase in selling, general and administrative expenses was primarily attributable to increases in compensation expense of $0.8 million and other miscellaneous expenses aggregating $0.6 million, partially offset by a decrease in incentive-based compensation expense of $0.6 million.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2019	2018
AFC revenue
Interest and fee income	$86.9	$81.9
Other revenue	2.8	2.9
Provision for credit losses	(8.2)	(7.7)
Other service revenue	8.4	8.0
Total AFC revenue	89.9	85.1
Cost of services*	23.2	22.3
Gross profit*	66.7	62.8
Selling, general and administrative	7.2	8.0
Depreciation and amortization	2.4	7.8
Operating profit	$57.1	$47.0
Loan transactions	461,000	464,000
Revenue per loan transaction, excluding "Other service revenue"	$177	$166

* Exclusive of depreciation and amortization

Revenue
For the three months ended March 31, 2019, AFC revenue increased $4.8 million, or 6%, to $89.9 million, compared with $85.1 million for the three months ended March 31, 2018. The increase in revenue was primarily the result of a 7% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $11, or 7%. Approximately $12 of the increase in revenue per loan transaction was the result of increases in interest yield and fee revenue as a result of prime rate increases, as well as an increase in average loan values. The increase in provision for credit losses, which is a reduction of revenue, resulted in a decrease in revenue per loan transaction of $1 for the three months ended March 31, 2019. Revenue per loan transaction excludes "Other service revenue."
The provision for credit losses remained constant at 1.6% of the average managed receivables for the three months ended March 31, 2019 and 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended March 31, 2019, gross profit for the AFC segment increased $3.9 million, or 6%, to $66.7 million, or 74.2% of revenue, compared with $62.8 million, or 73.8% of revenue, for the three months ended March 31, 2018, primarily as a result of a 6% increase in revenue, partially offset by a 4% increase in cost of services. The increase in cost of services was the result of increases in PWI expenses of $0.6 million, compensation expense of $0.3 million and other miscellaneous expenses aggregating $0.4 million, partially offset by a decrease in lot checks of $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $0.8 million, or 10%, to $7.2 million for the three months ended March 31, 2019, compared with $8.0 million for the three months ended March 31, 2018, primarily as a result of decreases in compensation expense of $0.3 million, incentive-based compensation of $0.3 million and travel expenses of $0.3 million, partially offset by an increase in other miscellaneous expenses aggregating $0.1 million.
Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Selling, general and administrative	$42.5	$40.1
Depreciation and amortization	6.9	7.2
Operating loss	$(49.4)	$(47.3)
Selling, General and Administrative
For the three months ended March 31, 2019, selling, general and administrative expenses at the holding company increased $2.4 million, or 6%, to $42.5 million, compared with $40.1 million for the three months ended March 31, 2018, primarily as a result of increases in compensation expense of $1.1 million, information technology costs of $1.0 million, stock-based compensation expense of $0.7 million and incentive-based compensation of $0.6 million, partially offset by a decrease in other miscellaneous expenses aggregating $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$265.6	$337.1	$330.8
Restricted cash	24.3	27.6	20.6
Working capital	514.6	689.4	783.2
Amounts available under Credit Facility*	256.5	350.0	350.0
Cash flow from operations for the three months ended	93.7		152.3

*
There were related outstanding letters of credit totaling approximately $32.9 million at March 31, 2019 and December 31, 2018 and $32.4 million at March 31, 2018, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $100.6 million of available cash was held by our foreign subsidiaries at March 31, 2019. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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

Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events.

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.88% and 5.13% at March 31, 2019, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On March 31, 2019, $704.4 million was outstanding on Term Loan B-4, $1,031.5 million was outstanding on Term Loan B-5 and $93.5 million was drawn on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $32.9 million at March 31, 2019 and December 31, 2018, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at March 31, 2019. However, there were related letters of credit outstanding totaling approximately C$1.0 million at March 31, 2019, which reduce amounts available under the Canadian line of credit. In addition, our European operations have lines of credit aggregating €30 million of which $15.3 million was drawn at March 31, 2019.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended March 31, 2019 the ratio could not exceed 3.5 to 1.0. Our consolidated senior secured leverage ratio, including capital lease obligations of $47.0 million, was 1.96 to 1.0 at March 31, 2019.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2019.

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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at March 31, 2019.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at March 31, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,989.1 million and $2,014.8 million at March 31, 2019 and December 31, 2018, respectively. AFC's allowance for losses was $14.3 million and $14.0 million at March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, $1,916.4 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,360.6 million and $1,445.3 million of obligations collateralized by finance receivables at March 31, 2019 and December 31, 2018, respectively. There were unamortized securitization issuance costs of approximately $17.9 million and $19.4 million at March 31, 2019 and December 31, 2018, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2019, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2019
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$42.4	$56.4	$30.5	$(51.5)	$77.8
Add back:
Income taxes	15.9	19.2	10.8	(17.8)	28.1
Interest expense, net of interest income	0.4	—	16.9	39.0	56.3
Depreciation and amortization	35.0	21.8	2.4	6.9	66.1
Intercompany interest	7.1	9.4	(1.2)	(15.3)	—
EBITDA	100.8	106.8	59.4	(38.7)	228.3
Intercompany charges	3.2	0.6	—	(3.8)	—
Non-cash stock-based compensation	2.4	1.1	0.5	3.7	7.7
Acquisition related costs	1.6	—	—	2.3	3.9
Securitization interest	—	—	(14.8)	—	(14.8)
Severance	2.7	0.2	—	1.0	3.9
IAA separation costs	—	—	—	0.8	0.8
Foreign currency gains/losses	(0.6)	0.1	—	—	(0.5)
Other	0.7	0.8	—	—	1.5
Total addbacks	10.0	2.8	(14.3)	4.0	2.5
Adjusted EBITDA	$110.8	$109.6	$45.1	$(34.7)	$230.8

	Three Months Ended March 31, 2018
(Dollars in millions)	ADESA	IAA	AFC	Corporate	Consolidated
Net income (loss)	$54.2	$50.3	$25.7	$(40.2)	$90.0
Add back:
Income taxes	15.5	16.3	8.4	(13.8)	26.4
Interest expense, net of interest income	0.4	—	13.4	27.5	41.3
Depreciation and amortization	31.2	24.1	7.8	7.2	70.3
Intercompany interest	7.7	9.4	(0.5)	(16.6)	—
EBITDA	109.0	100.1	54.8	(35.9)	228.0
Intercompany charges	4.4	—	—	(4.4)	—
Non-cash stock-based compensation	2.1	1.0	0.5	3.1	6.7
Acquisition related costs	1.4	—	—	0.8	2.2
Securitization interest	—	—	(11.4)	—	(11.4)
Severance	1.5	—	—	—	1.5
IAA separation costs	—	—	—	1.1	1.1
Other	0.7	0.6	—	—	1.3
Total addbacks	10.1	1.6	(10.9)	0.6	1.4
Adjusted EBITDA	$119.1	$101.7	$43.9	$(35.3)	$229.4

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	March 31, 2019
Net income (loss)	$93.2	$77.5	$67.3	$77.8	$315.8
Add back:
Income taxes	35.2	25.1	21.0	28.1	109.4
Interest expense, net of interest income	47.5	47.8	51.5	56.3	203.1
Depreciation and amortization	66.9	65.6	67.1	66.1	265.7
EBITDA	242.8	216.0	206.9	228.3	894.0
Non-cash stock-based compensation	5.3	6.8	5.5	7.7	25.3
Acquisition related costs	1.5	1.5	2.1	3.9	9.0
Securitization interest	(12.7)	(12.9)	(14.5)	(14.8)	(54.9)
(Gain)/Loss on asset sales	0.3	0.2	0.2	0.5	1.2
Severance	1.0	1.5	1.8	3.9	8.2
IAA separation costs	3.6	2.1	1.3	0.8	7.8
Foreign currency gains/losses	—	—	3.9	(0.5)	3.4
Other	0.4	0.5	(0.6)	1.0	1.3
Total addbacks	(0.6)	(0.3)	(0.3)	2.5	1.3
Adjusted EBITDA	$242.2	$215.7	$206.6	$230.8	$895.3

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net cash provided by (used by):
Operating activities	$93.7	$152.3
Investing activities	(156.0)	(91.5)
Financing activities	(18.3)	(41.8)
Effect of exchange rate on cash	5.8	(4.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(74.8)	$14.8
Cash flow from operating activities was $93.7 million for the three months ended March 31, 2019, compared with $152.3 million for the three months ended March 31, 2018. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as decreased profitability, partially offset by a net increase in non-cash item adjustments.
Net cash used by investing activities was $156.0 million for the three months ended March 31, 2019, compared with $91.5 million for the three months ended March 31, 2018. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $97.4 million; and

•	an increase in cash used for capital expenditures of approximately $15.3 million;
partially offset by:

•	a net decrease in finance receivables held for investment of approximately $48.2 million.

Net cash used by financing activities was $18.3 million for the three months ended March 31, 2019, compared with $41.8 million for the three months ended March 31, 2018. The decrease in net cash used by financing activities was primarily attributable to:

•	a $108.8 million increase in borrowings from lines of credit; and

•	a larger net increase in book overdrafts in 2018 compared with 2017, resulting in an increase of approximately $15.3 million;
partially offset by:

•	a net decrease in the obligations collateralized by finance receivables of approximately $85.5 million; and

•	an increase in the payments on long-term debt of $10.7 million.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2019 and 2018 approximated $54.0 million and $38.7 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $200 million for fiscal year 2019. Approximately half of the 2019 capital expenditures are expected to relate to technology-based investments, including improvements in information technology systems and infrastructure. Other anticipated capital expenditures are primarily attributable to improvements and expansion at the Company's facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The following dividend information has been released for 2019:

•	On May 7, 2019, the Company announced a cash dividend of $0.35 per share that is payable on June 17, 2019, to stockholders of record at the close of business on June 3, 2019.

•	On February 19, 2019, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2019, to stockholders of record at the close of business on March 22, 2019.

•	On November 6, 2018, the Company announced a cash dividend of $0.35 per share that was paid on January 4, 2019, to stockholders of record at the close of business on December 20, 2018.
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
Acquisitions
In January 2019, the Company completed the acquisition of Dent-ology. Dent-ology enhances our mobile reconditioning capabilities and bolsters our offerings to include wheel repair and expanded hail catastrophe response services.
In January 2019, the Company also completed the acquisition of CarsOnTheWeb. COTW is an online auction company serving the wholesale vehicle sector in Continental Europe that seamlessly connects OEMs, fleet owners, wholesalers and dealers. The acquisition advances KAR’s international strategy and extends its strong North American and U.K.-based portfolio of physical, online and digital auction marketplaces.
Certain of the purchase agreements included additional payments over a specified period contingent on certain terms, conditions and performance. The purchased assets included accounts receivable, inventory, property and equipment, customer relationships, tradenames and software. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in the first quarter of 2019, net of cash acquired, was approximately $193.5 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.7 million and estimated contingent payments with a fair value of $53.1 million. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $33.4 million to intangible assets, representing the fair value of acquired customer relationships of $27.0 million, software of $4.3 million and tradenames of $2.1 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to final valuation results. The acquisitions resulted in aggregate goodwill of $160.5 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the three months ended March 31, 2019.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. Since December 31, 2018, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 and Note 8 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2018, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation negatively affected net income by approximately $0.6 million for the three months ended March 31, 2019. A 1% decrease in the average Canadian exchange rate for the three months ended March 31, 2019 would have impacted net income by approximately $0.1 million. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
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
In March 2017, we entered into two interest rate caps with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 2.0%. The interest rate cap agreements each had an effective date of March 31, 2017 and each matured on March 31, 2019. We paid an aggregate amount of approximately $0.7 million for the caps in April 2017.
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2019 would have resulted in an increase in interest expense of approximately $1.7 million. As of March 31, 2019, the three-month LIBOR rate on Term Loan B-4 and Term Loan B-5 exceeded the 2.0% cap rates. As such, $800 million of our $1.7 billion in variable rate debt is not exposed to interest rate movements as long as three-month LIBOR remains above 2.0% for the duration of the caps.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated, all proceedings discussed in the Annual Report remain outstanding.
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

Item 1A.    Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$119.7
February 1 - February 28	—	—	—	119.7
March 1 - March 31	—	—	—	119.7
Total	—	$—	—

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7	*	Employment Agreement, dated January 25, 2018, between KAR Auction Services, Inc. and John C. Hammer	10-K	001-34568	10.7	2/21/2019

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9a	2/24/2017

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9b	2/24/2017

10.9c	*	Amendment No. 2 to Employment Agreement, dated January 8, 2019, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9c	2/21/2019

10.10	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^	Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/21/2019

10.16a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

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
			10-K	001-34568	10.16c	2/21/2019

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27d	*	Amendment No. 3 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018	10-Q	001-34568	10.26d	11/7/2018

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Form of Director Restricted Share Agreement	10-Q	001-34568	10.63	8/4/2010

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.34	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.35	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.36	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.37	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.38	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.39	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.40	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Schema					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase					X

101.LAB		XBRL Taxonomy Extension Label Linkbase					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase					X

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

KAR Auction Services, Inc.
(Registrant)

Date:	May 8, 2019	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)