Form 10-Q
period 2019-06-30
KAR Auction Services, Inc.
filed 2019-08-07
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34568
KAR Auction Services, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8744739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11299 N. Illinois Street, Carmel, Indiana 46032
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

As of July 31, 2019, 133,475,296 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
ADESA Auction Services	$632.4	$538.3	$1,232.1	$1,066.4
AFC	86.7	85.1	176.6	170.2
Total operating revenues	719.1	623.4	1,408.7	1,236.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	417.4	330.2	811.3	658.5
Selling, general and administrative	163.2	149.9	338.4	305.4
Depreciation and amortization	47.9	42.1	92.2	88.4
Total operating expenses	628.5	522.2	1,241.9	1,052.3
Operating profit	90.6	101.2	166.8	184.3
Interest expense	55.6	48.4	112.1	89.7
Other income, net	(1.1)	(0.5)	(3.2)	(0.8)
Income from continuing operations before income taxes	36.1	53.3	57.9	95.4
Income taxes	8.7	15.9	15.2	23.8
Income from continuing operations	27.4	37.4	42.7	71.6
Income from discontinued operations, net of income taxes	28.2	55.8	90.7	111.6
Net income	$55.6	$93.2	$133.4	$183.2
Net income per share - basic
Income from continuing operations	$0.21	$0.28	$0.32	$0.53
Income from discontinued operations	0.21	0.41	0.68	0.83
Net income	$0.42	$0.69	$1.00	$1.36
Net income per share - diluted
Income from continuing operations	$0.20	$0.28	$0.32	$0.53
Income from discontinued operations	0.21	0.41	0.68	0.82
Net income	$0.41	$0.69	$1.00	$1.35
Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$55.6	$93.2	$133.4	$183.2
Other comprehensive income (loss)
Foreign currency translation gain (loss)	8.4	(11.4)	16.5	(18.3)
Comprehensive income	$64.0	$81.8	$149.9	$164.9

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$233.0	$277.1
Restricted cash	23.7	27.6
Trade receivables, net of allowances of $8.6 and $8.7	592.8	454.6
Finance receivables, net of allowances of $14.5 and $14.0	2,055.6	2,000.8
Other current assets	143.8	100.6
Current assets, discontinued operations	—	453.5
Total current assets	3,048.9	3,314.2
Other assets
Goodwill	1,817.6	1,676.9
Customer relationships, net of accumulated amortization of $613.3 and $587.0	231.1	227.4
Other intangible assets, net of accumulated amortization of $283.5 and $255.3	287.8	272.4
Operating lease right-of-use assets	370.5	—
Other assets	26.9	31.0
Non-current assets, discontinued operations	—	1,053.3
Total other assets	2,733.9	3,261.0
Property and equipment, net of accumulated depreciation of $502.4 and $467.5	595.0	631.0
Total assets	$6,377.8	$7,206.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$847.1	$691.3
Accrued employee benefits and compensation expenses	68.7	72.8
Accrued interest	9.6	7.9
Other accrued expenses	226.1	132.8
Income taxes payable	1.1	0.7
Dividends payable	—	46.5
Obligations collateralized by finance receivables	1,422.3	1,445.3
Current maturities of long-term debt	93.5	13.1
Current liabilities, discontinued operations	—	214.4
Total current liabilities	2,668.4	2,624.8
Non-current liabilities
Long-term debt	1,390.8	2,654.3
Deferred income tax liabilities	130.3	125.3
Operating lease liabilities	365.5	—
Other liabilities	70.2	71.6
Non-current liabilities, discontinued operations	—	266.0
Total non-current liabilities	1,956.8	3,117.2
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2019: 133,445,058
December 31, 2018: 132,887,029	1.3	1.3
Additional paid-in capital	1,140.8	1,131.9
Retained earnings	644.9	392.3
Accumulated other comprehensive loss	(34.4)	(61.3)
Total stockholders' equity	1,752.6	1,464.2
Total liabilities and stockholders' equity	$6,377.8	$7,206.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2019	133.3	$1.3	$1,131.5	$422.9	$(53.2)	$1,502.5
Net income				55.6		55.6
Other comprehensive income					8.4	8.4
Issuance of common stock under stock plans	0.1		4.7			4.7
Surrender of RSUs for taxes	—		(0.2)			(0.2)
Stock-based compensation expense			4.7			4.7
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plan			0.1	(0.1)		—
Cash dividends declared to stockholders ($0.35 per share)				(46.7)		(46.7)
Balance at June 30, 2019	133.4	$1.3	$1,140.8	$644.9	$(34.4)	$1,752.6

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				133.4		133.4
Other comprehensive income					16.5	16.5
Issuance of common stock under stock plans	0.7		5.4			5.4
Surrender of RSUs for taxes	(0.2)		(10.4)			(10.4)
Stock-based compensation expense			12.1			12.1
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plan			1.8	(1.8)		—
Cash dividends declared to stockholders ($0.70 per share)				(93.3)		(93.3)
Balance at June 30, 2019	133.4	$1.3	$1,140.8	$644.9	$(34.4)	$1,752.6

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2018	135.0	$1.3	$1,255.9	$295.0	$(32.1)	$1,520.1
Net income				93.2		93.2
Other comprehensive loss					(11.4)	(11.4)
Issuance of common stock under stock plans	0.2		2.8			2.8
Surrender of RSUs for taxes	(0.1)		(0.3)			(0.3)
Repurchase and retirement of common stock	(0.9)		(50.0)			(50.0)
Stock-based compensation expense			5.1			5.1
Dividends earned under stock plans			0.1	(0.1)		—
Cash dividends declared to stockholders ($0.35 per share)				(47.0)		(47.0)
Balance at June 30, 2018	134.2	$1.3	$1,213.6	$341.1	$(43.5)	$1,512.5

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				183.2		183.2
Other comprehensive loss					(18.3)	(18.3)
Issuance of common stock under stock plans	1.0		8.4			8.4
Surrender of RSUs for taxes	(0.2)		(10.0)			(10.0)
Repurchase and retirement of common stock	(0.9)		(50.0)			(50.0)
Stock-based compensation expense			11.5			11.5
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($0.70 per share)				(94.2)		(94.2)
Balance at June 30, 2018	134.2	$1.3	$1,213.6	$341.1	$(43.5)	$1,512.5

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$133.4	$183.2
Net income from discontinued operations	(90.7)	(111.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.2	88.4
Provision for credit losses	18.2	16.4
Deferred income taxes	3.6	1.5
Amortization of debt issuance costs	7.1	5.3
Stock-based compensation	10.3	9.6
Loss on disposal of fixed assets	0.1	—
Other non-cash, net	5.8	(4.0)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(145.7)	(161.0)
Accounts payable and accrued expenses	127.4	177.9
Net cash provided by operating activities - continuing operations	161.7	205.7
Net cash provided by operating activities - discontinued operations	155.8	166.7
Investing activities
Net increase in finance receivables held for investment	(69.8)	(63.0)
Acquisition of businesses (net of cash acquired)	(120.7)	(23.3)
Purchases of property, equipment and computer software	(78.4)	(51.4)
Net cash used by investing activities - continuing operations	(268.9)	(137.7)
Net cash used by investing activities - discontinued operations	(37.4)	(27.8)
Financing activities
Net increase in book overdrafts	44.1	13.2
Net increase in borrowings from lines of credit	93.5	—
Net (decrease) increase in obligations collateralized by finance receivables	(31.0)	1.0
Payments on long-term debt	(1,291.1)	(3.6)
Payments on capital leases	(6.9)	(7.6)
Payments of contingent consideration and deferred acquisition costs	(0.5)	(7.4)
Issuance of common stock under stock plans	5.4	8.4
Tax withholding payments for vested RSUs	(10.4)	(10.0)
Repurchase and retirement of common stock	—	(50.0)
Dividends paid to stockholders	(139.8)	(94.2)
Cash transferred to IAA	(50.9)	—
Net cash used by financing activities - continuing operations	(1,387.6)	(150.2)
Net cash provided by (used by) financing activities - discontinued operations	1,317.6	(7.3)
Effect of exchange rate changes on cash	10.8	(9.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(48.0)	39.6
Cash, cash equivalents and restricted cash at beginning of period	304.7	303.5
Cash, cash equivalents and restricted cash at end of period	$256.7	$343.1
Cash paid for interest, net of proceeds from interest rate caps	$98.2	$88.0
Cash paid for taxes, net of refunds - continuing operations	$20.5	$39.3
Cash paid for taxes, net of refunds - discontinued operations	$40.1	$32.4

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2019 (Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW");

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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 3;

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries; and

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at June 30, 2019).
Business and Nature of Operations
ADESA is a leading, national provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry in North America. As of June 30, 2019, we have a North American network of 74 ADESA whole car auction sites and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 125 locations throughout the United States and Canada as of June 30, 2019. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, IAA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
Reclassifications
Certain amounts reported in the consolidated financial statements prior to June 2019 have been reclassified to discontinued operations to reflect the spin-off of the Company's former salvage auction business. In addition, certain amounts reported for segment results in the consolidated financial statements prior to June 2019 have been reclassified to conform to a discontinued operations presentation. See Note 3 for a discussion of discontinued operations.
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
We adopted Topic 842 in the first quarter of 2019 and as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, we applied the new standard at the adoption date and recognized the cumulative-effect of initially applying the new standard as an increase of $1.1 million to the opening balance of retained earnings. The cumulative-effect adjustment related to the derecognition of existing fixed assets for which we were determined to be the accounting owner under Topic 840

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

and related liabilities associated with certain sale leaseback transactions in build-to-suit arrangements that did not qualify for sale accounting under Topic 840. Depreciation related to these fixed assets was recorded consistently with owned property and equipment in depreciation expense. In accordance with Topic 842, the lease agreements associated with the derecognized fixed assets and related liabilities generated ROU assets and lease liabilities that will be amortized to lease expense over the lease term. In addition, we recognized additional operating liabilities for continuing operations of approximately $342 million with related ROU assets of approximately $314 million based on the present value of the remaining minimum rental payments for existing operating leases.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the consolidated financial statements, however we do not expect that it will have a material impact on the consolidated financial statements based on the short-term nature of AFC's loans.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

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

The aggregate purchase price for the businesses acquired in the first six months of 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $52.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to final valuation results. The acquisitions resulted in aggregate goodwill of $138.4 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the six months ended June 30, 2019.
Note 3—IAA Separation and Discontinued Operations
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation ("Separation") of its salvage auction business, IAA, through a spin-off. On June 28, 2019, the Company completed the spin-off, creating a new independent publicly traded company, IAA, Inc. ("IAA"). The Separation provided KAR shareholders with equity ownership in both KAR and IAA. On June 28, 2019, the Company’s shareholders received one share of IAA common stock for every share of Company common stock they held as of the close of business on June 18, 2019, the record date for the distribution. In addition to the shares of IAA common stock, KAR received a cash distribution of approximately $1,278.0 million from IAA, which was used to prepay a portion of KAR's term loans. In connection with the spin-off, the Company and IAA entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax matters agreement. These agreements provide for the allocation between the Company and IAA of assets, employees, liabilities and obligations (including investments, property, environmental and tax-related assets and liabilities) attributable to periods prior to, at and after IAA's Separation from the Company and will govern certain relationships between IAA and the Company after the Separation.

The financial results of IAA have been accounted for as discontinued operations for all periods presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $30.5 million and $31.3 million for the three and six months ended June 30, 2019, respectively, in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues	$366.4	$333.2	$723.6	$670.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	227.7	201.1	446.1	407.8
Selling, general and administrative	62.1	32.8	94.5	64.8
Depreciation and amortization	22.1	24.7	43.9	48.8
Total operating expenses	311.9	258.6	584.5	521.4
Operating profit	54.5	74.6	139.1	149.1
Interest expense	2.4	0.2	2.7	0.4
Other income, net	(0.1)	(0.7)	—	(0.7)
Income from discontinued operations before income taxes	52.2	75.1	136.4	149.4
Income taxes	24.0	19.3	45.7	37.8
Income from discontinued operations	$28.2	$55.8	$90.7	$111.6

The following table summarizes the major classes of assets and liabilities immediately preceding the spin-off on June 28, 2019 and at December 31, 2018:

	June 28, 2019	December 31, 2018
Assets
Cash and cash equivalents	$50.9	$60.0
Trade receivables, net	284.7	311.0
Other current assets	83.6	82.5
Goodwill	536.8	536.8
Customer relationships, net	62.2	74.8
Other intangible assets, net	87.5	86.2
Operating lease right-of-use assets	655.2	—
Other assets	13.3	10.3
Property and equipment, net	241.4	345.2
Total assets, discontinued operations	$2,015.6	$1,506.8
Liabilities
Accounts payable	$115.8	$129.0
Accrued employee benefits and compensation expenses	19.0	29.6
Other accrued expenses	120.9	53.6
Income taxes payable	—	2.2
Long-term debt	1,274.8	—
Deferred income tax liabilities	63.7	63.1
Operating lease liabilities	633.0	—
Other liabilities	12.0	202.9
Total liabilities, discontinued operations	$2,239.2	$480.4

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Note 4—Stock and Stock-Based Compensation Plans
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PRSUs	$1.3	$1.9	$4.9	$5.1
RSUs	2.6	2.2	5.4	4.4
Service options	—	—	—	0.1
Total stock-based compensation expense	$3.9	$4.1	$10.3	$9.6

PRSUs and RSUs
In the first six months of 2019, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $47.23 per share and $47.63 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. In connection with the spin-off of IAA, the Company is modifying its stock-based compensation awards under the equity adjustment clause in the Omnibus Plan, which provides antidilution protection.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. No shares of common stock were repurchased during the six months ended June 30, 2019. In 2018, we repurchased and retired 2,695,978 shares of common stock in the open market at a weighted average price of $55.64 per share. Approximately $119.7 million of the Company's common stock remains available for repurchase under the October 2016 authorization.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Note 5—Net Income from Continuing Operations Per Share
The following table sets forth the computation of net income from continuing operations per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from continuing operations	$27.4	$37.4	$42.7	$71.6
Weighted average common shares outstanding	133.4	134.6	133.2	134.6
Effect of dilutive stock options and restricted stock awards	0.7	1.0	0.7	1.2
Weighted average common shares outstanding and potential common shares	134.1	135.6	133.9	135.8
Net income from continuing operations per share
Basic	$0.21	$0.28	$0.32	$0.53
Diluted	$0.20	$0.28	$0.32	$0.53

Basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income from continuing operations per share for each of the three or six months ended June 30, 2019 and 2018. In addition, approximately 0.8 million and 0.7 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the three months ended June 30, 2019 and 2018, respectively, and approximately 0.8 million and 0.7 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the six months ended June 30, 2019 and 2018, respectively. Total options outstanding at June 30, 2019 and 2018 were 0.8 million and 1.4 million, respectively.
Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at June 30, 2019.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at June 30, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2019		Net Credit Losses Three Months Ended June 30, 2019	Net Credit Losses Six Months Ended June 30, 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,057.4	$12.3	$8.2	$16.2
Other loans	12.7	—	—	—
Total receivables managed	$2,070.1	$12.3	$8.2	$16.2

	December 31, 2018		Net Credit Losses Three Months Ended June 30, 2018	Net Credit Losses Six Months Ended June 30, 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,001.9	$15.9	$6.8	$14.2
Other loans	12.9	—	—	—
Total receivables managed	$2,014.8	$15.9	$6.8	$14.2

AFC's allowance for losses was $14.5 million and $14.0 million at June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, $2,008.0 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2019	December 31, 2018
Obligations collateralized by finance receivables, gross	$1,438.7	$1,464.7
Unamortized securitization issuance costs	(16.4)	(19.4)
Obligations collateralized by finance receivables	$1,422.3	$1,445.3

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2019, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Note 7—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2019	December 31, 2018
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$184.8	$704.4
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	270.7	1,031.5
Revolving credit facility	Adjusted LIBOR	+ 2.0%	March 9, 2021	72.0	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	21.5	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,499.0	2,685.9
Unamortized debt issuance costs				(14.7)	(18.5)
Current portion of long-term debt				(93.5)	(13.1)
Long-term debt				$1,390.8	$2,654.3

*The interest rates presented in the table above represent the rates in place at June 30, 2019.
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

In June 2019, the Company prepaid approximately $518.6 million and $759.4 million of Term Loan B-4 and Term Loan B-5, respectively. The prepayments were applied to the remaining quarterly installments of each term loan. As such, no further principal payments are required on either term loan until maturity. In addition, as a result of the term loan prepayments in the second quarter of 2019, the Company recorded additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility. The rates on Term Loan B-4 and Term Loan B-5 were 4.63% and 4.88% at June 30, 2019, respectively.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum leverage ratio, provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at June 30, 2019.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

On June 30, 2019, $72.0 million was drawn on the revolving credit facility and there were no borrowings on the revolving credit facility at December 31, 2018. In addition, we had related outstanding letters of credit in the aggregate amount of $32.5 million and $32.9 million at June 30, 2019 and December 31, 2018, respectively, which reduce the amount available for borrowings under the revolving credit facility. The $72.0 million of outstanding borrowings under the revolving credit facility have been classified as current debt as the Company intends to repay the outstanding borrowings within the next twelve months.
European Lines of Credit

COTW has lines of credit aggregating €30 million. The lines of credit have an interest rate of Euribor plus 1.25% and had an aggregate $21.5 million of borrowings outstanding at June 30, 2019. The lines of credit are guaranteed by certain COTW subsidiaries. In addition, as part of the acquisition of COTW, we assumed debt of approximately $10.7 million which was paid off in the first quarter of 2019.

Fair Value of Debt
As of June 30, 2019, the estimated fair value of our long-term debt amounted to $1,512.0 million. The estimates of fair value were based on broker-dealer quotes for our debt as of June 30, 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

	Asset Derivatives
	June 30, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$0.7	Other assets	$5.2

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

		Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Location of Gain / (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments	in Income on Derivatives	2019	2018	2019	2018
2017 Interest rate caps	Interest expense	$(0.4)	$1.4	$(0.9)	$6.1

Note 9—Leases

We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$14.6	$29.0
Finance lease cost:
Amortization of right-of-use assets	$3.6	$7.4
Interest on lease liabilities	0.3	0.7
Total finance lease cost	$3.9	$8.1

Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$28.5
Operating cash flows related to finance leases	0.7
Financing cash flows related to finance leases	15.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15.6
Finance leases	6.8

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$370.5
Other accrued expenses	$32.9
Operating lease liabilities	365.5
Total operating lease liabilities	$398.4
Finance Leases
Property and equipment, gross	$91.2
Accumulated depreciation	(66.9)
Property and equipment, net	$24.3
Other accrued expenses	$12.0
Other liabilities	13.0
Total finance lease liabilities	$25.0
Weighted Average Remaining Lease Term
Operating leases	10.6 years
Finance leases	2.1 years
Weighted Average Discount Rate
Operating leases	6.1%
Finance leases	4.8%

Maturities of lease liabilities as of June 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$28.8	$13.2
2020	53.8	6.7
2021	51.4	6.3
2022	49.3	0.6
2023	47.6	0.1
Thereafter	328.0	—
Total lease payments	558.9	26.9
Less imputed interest	(160.5)	(1.9)
Total	$398.4	$25.0

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Note 10—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings related to continuing operations which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Note 11—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Foreign currency translation loss	$(34.4)	$(61.3)
Accumulated other comprehensive loss	$(34.4)	$(61.3)

Note 12—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Prior to the spin-off of IAA, our operations were grouped into three operating segments: ADESA Auctions, IAA and AFC, which also served as our reportable business segments. Beginning in the second quarter of 2019, after the completion of the spin-off, the Company began operating under two reportable business segments: ADESA Auctions and AFC. These reportable business segments offer different services and have fundamental differences in their operations. Results of the former IAA segment and spin-related costs are now reported as discontinued operations (see Note 3). Segment results for prior periods have been reclassified to conform with the new presentation of segments.
The holding company is maintained separately from the reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on capital leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$632.4	$86.7	$—	$719.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	392.9	24.5	—	417.4
Selling, general and administrative	121.9	6.4	34.9	163.2
Depreciation and amortization	38.0	2.6	7.3	47.9
Total operating expenses	552.8	33.5	42.2	628.5
Operating profit (loss)	79.6	53.2	(42.2)	90.6
Interest expense	1.0	16.2	38.4	55.6
Other (income) expense, net	(1.3)	(0.1)	0.3	(1.1)
Intercompany expense (income)	7.6	(1.6)	(6.0)	—
Income (loss) from continuing operations before income taxes	72.3	38.7	(74.9)	36.1
Income taxes	21.8	11.3	(24.4)	8.7
Net income (loss) from continuing operations	$50.5	$27.4	$(50.5)	$27.4
Total assets	$3,717.0	$2,495.1	$165.7	$6,377.8
Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2018 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$538.3	$85.1	$—	$623.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	307.2	23.0	—	330.2
Selling, general and administrative	108.3	7.5	34.1	149.9
Depreciation and amortization	31.3	3.5	7.3	42.1
Total operating expenses	446.8	34.0	41.4	522.2
Operating profit (loss)	91.5	51.1	(41.4)	101.2
Interest expense	0.6	14.8	33.0	48.4
Other (income) expense, net	(0.2)	—	(0.3)	(0.5)
Intercompany expense (income)	7.6	(0.7)	(6.9)	—
Income (loss) from continuing operations before income taxes	83.5	37.0	(67.2)	53.3
Income taxes	23.5	9.3	(16.9)	15.9
Net income (loss) from continuing operations	$60.0	$27.7	$(50.3)	$37.4
Total assets	$3,171.6	$2,354.1	$246.9	$5,772.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$1,232.1	$176.6	$—	$1,408.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	763.6	47.7	—	811.3
Selling, general and administrative	248.5	13.6	76.3	338.4
Depreciation and amortization	73.0	5.0	14.2	92.2
Total operating expenses	1,085.1	66.3	90.5	1,241.9
Operating profit (loss)	147.0	110.3	(90.5)	166.8
Interest expense	1.7	33.3	77.1	112.1
Other (income) expense, net	(3.2)	(0.2)	0.2	(3.2)
Intercompany expense (income)	17.9	(2.8)	(15.1)	—
Income (loss) from continuing operations before income taxes	130.6	80.0	(152.7)	57.9
Income taxes	37.7	22.1	(44.6)	15.2
Net income (loss) from continuing operations	$92.9	$57.9	$(108.1)	$42.7
Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2018 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$1,066.4	$170.2	$—	$1,236.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	613.2	45.3	—	658.5
Selling, general and administrative	217.1	15.5	72.8	305.4
Depreciation and amortization	62.5	11.3	14.6	88.4
Total operating expenses	892.8	72.1	87.4	1,052.3
Operating profit (loss)	173.6	98.1	(87.4)	184.3
Interest expense	1.2	28.2	60.3	89.7
Other (income) expense, net	(0.5)	—	(0.3)	(0.8)
Intercompany expense (income)	19.7	(1.2)	(18.5)	—
Income (loss) from continuing operations before income taxes	153.2	71.1	(128.9)	95.4
Income taxes	39.0	17.7	(32.9)	23.8
Net income (loss) from continuing operations	$114.2	$53.4	$(96.0)	$71.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2019 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 63% and 66% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2019, respectively, and approximately 97% and 97% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2018, respectively. The 2019 acquisition of COTW has increased the percentage of operating revenues from Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
U.S.	$580.9	$524.5	$1,160.8	$1,049.7
Foreign	138.2	98.9	247.9	186.9
	$719.1	$623.4	$1,408.7	$1,236.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; potential refinancing of debt; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 21, 2019. Some of these factors include:

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	significant current competition and the introduction of new competitors;

•	competitive pricing pressures;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	costs associated with the acquisition of businesses or technologies;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	any losses of key personnel;

•	our ability to obtain land or renew/enter into new leases at commercially reasonable rates;

•	decreases in the number of used vehicles sold at physical auctions;

•	changes in the market value of vehicles auctioned;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles and commercial lending activities;

•	our ability to maintain our brand and protect our intellectual property;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	the taxable nature of the spin-off of our former salvage auction business;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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
Overview
We provide whole car auction services in North America and Europe. Our business is divided into two reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions and AFC.

•
The ADESA Auctions segment serves a domestic and international customer base through live and online auctions and through 74 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by Openlane technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2019, AFC conducted business at 125 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

The holding company is maintained separately from the reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on capital leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only sales, were approximately 10.6 million and 11.1 million in 2016 and 2017, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev). We have included online only volumes in the totals above for 2016 and 2017. Used vehicle auction volumes in North America in 2018 were approximately 11.5 million vehicles, including online only volumes and mobile application volumes. We expect that used vehicle auction volumes in North America, including online only volumes and mobile application volumes, will be over 11 million units in 2019, 2020 and 2021. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, NAAA's annual survey and management estimates.
In addition to the traditional whole car auction market described above, which we estimate has sold near 11 million units in each of the last few years, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car by approximately 5 million units. We are incurring costs to grow TradeRev in the U.S. and Canada. TradeRev incurred operating losses of $32.8 million and $22.4 million for the six months ended June 30, 2019 and 2018, respectively.
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
Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
Sources of Revenues and Expenses
Our revenue is derived from auction fees and related services associated with our whole car auctions, and from dealer financing fees, interest income and other service revenue at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2019	2018
Revenues
ADESA	$632.4	$538.3
AFC	86.7	85.1
Total revenues	719.1	623.4
Cost of services*	417.4	330.2
Gross profit*	301.7	293.2
Selling, general and administrative	163.2	149.9
Depreciation and amortization	47.9	42.1
Operating profit	90.6	101.2
Interest expense	55.6	48.4
Other income, net	(1.1)	(0.5)
Income from continuing operations before income taxes	36.1	53.3
Income taxes	8.7	15.9
Net income from continuing operations	27.4	37.4
Income from discontinued operations	28.2	55.8
Net income	$55.6	$93.2
Net income from continuing operations per share
Basic	$0.21	$0.28
Diluted	$0.20	$0.28

* Exclusive of depreciation and amortization
Overview
For the three months ended June 30, 2019, we had revenue of $719.1 million compared with revenue of $623.4 million for the three months ended June 30, 2018, an increase of 15%. Businesses acquired accounted for an increase in revenue of $51.2 million or 7% of revenue. Excluding revenue from purchased vehicles of $78.3 million and $27.2 million for the three months ended June 30, 2019 and 2018, respectively, revenue would have been $640.8 million and $596.2 million, respectively, an increase of 7%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.8 million, or 14%, to $47.9 million for the three months ended June 30, 2019, compared with $42.1 million for the three months ended June 30, 2018. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2018 and 2019.
Interest Expense
Interest expense increased $7.2 million, or 15%, to $55.6 million for the three months ended June 30, 2019, compared with $48.4 million for the three months ended June 30, 2018. The increase was primarily attributable to interest expense associated with borrowings on the revolving credit facility and European lines of credit in 2019, as well as additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs. There was an increase of approximately $14.4 million in the average outstanding balance of corporate debt for the three months ended June 30, 2019 compared with the three months ended June 30, 2018, as well as an increase in the weighted average interest rate for the same period of approximately 0.23%. In addition, there was an increase in interest expense at AFC of $1.4 million, which resulted from an increase in interest rates under the U.S. securitization agreement for the three months ended June 30, 2019, as compared with the three months ended June 30, 2018. The increases in interest expense were partially offset by $1.2 million received from the counterparties to the interest rate cap agreements.
Income Taxes
We had an effective tax rate of 24.1% for the three months ended June 30, 2019, compared with an effective tax rate of 29.8% for the three months ended June 30, 2018. The decrease in the effective tax rate was the result of the deferred tax impact of a state tax law change during the three months ended June 30, 2019.
Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations for all periods presented. For the three months ended June 30, 2019 and 2018, IAA had revenue of $366.4 million and $333.2 million, respectively, and income from discontinued operations of $28.2 million and $55.8 million, respectively. The operating results included one-time transaction costs of approximately $30.5 million for the three months ended June 30, 2019 in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off. For a further discussion, reference Note 3.
Impact of Foreign Currency
The strengthening of the U.S dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended June 30, 2019, fluctuations in the Canadian exchange rate decreased revenue by $3.0 million, operating profit by $0.9 million, net income by $0.5 million and net income per diluted share by less than $0.01.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2019	2018
ADESA revenue	$632.4	$538.3
Cost of services*	392.9	307.2
Gross profit*	239.5	231.1
Selling, general and administrative	121.9	108.3
Depreciation and amortization	38.0	31.3
Operating profit	$79.6	$91.5
Vehicles sold	994,000	907,000
Physical auction vehicles sold in North America	553,000	550,000
Online only vehicles sold in North America	416,000	346,000
Vehicles sold in Europe	25,000	11,000
Dealer consignment mix at physical auctions	41%	43%
Conversion rate at North American physical auctions	66.1%	62.4%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$882	$839
Online only revenue per vehicle sold, excluding purchased vehicles	$150	$118

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $94.1 million, or 17%, to $632.4 million for the three months ended June 30, 2019, compared with $538.3 million for the three months ended June 30, 2018. The increase in revenue was a result of a 10% increase in the number of vehicles sold (8% increase excluding acquisitions) and an increase in average revenue per vehicle sold of 7%. Businesses acquired in the last 12 months accounted for an increase in revenue of $51.2 million.
The increase in vehicles sold was primarily attributable to a 13% increase in institutional volume, including vehicles sold on our online only platform, as well as a 3% increase in dealer consignment units sold for the three months ended June 30, 2019 compared with the three months ended June 30, 2018. Online sales volume for ADESA represented approximately 59% of the total vehicles sold in the second quarter of 2019, compared with approximately 54% in the second quarter of 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio of the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 75% of ADESA's North American online sales volume. ADESA sold approximately 416,000 (including approximately 41,000 from TradeRev) and 346,000 (including approximately 30,000 from TradeRev) vehicles through its North American online only offerings in the second quarter of 2019 and 2018, respectively. For the three months ended June 30, 2019, dealer consignment vehicles represented approximately 41% of used vehicles sold at ADESA physical auction locations, compared with approximately 43% for the three months ended June 30, 2018. The volume of vehicles sold at physical auction locations in the second quarter of 2019 was consistent with the second quarter of 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 66.1% for the three months ended June 30, 2019, compared with 62.4% for the three months ended June 30, 2018.
Physical auction revenue per vehicle sold increased $43, or 5%, to $882 for the three months ended June 30, 2019, compared with $839 for the three months ended June 30, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $97 to $232 for the three months ended June 30, 2019, compared with $135 for the three months ended June 30, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev and CarsOnTheWeb sales. Excluding vehicles purchased as part of the ADESA Assurance Program and vehicles purchased by CarsOnTheWeb, online only revenue per vehicle would have been $150 and $118 for the three months ended June 30, 2019 and 2018, respectively. The $32 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the three months ended June 30, 2019, gross profit for ADESA increased $8.4 million, or 4%, to $239.5 million, compared with $231.1 million for the three months ended June 30, 2018. Gross profit for ADESA was 37.9% of revenue for the three months ended June 30, 2019, compared with 42.9% of revenue for the three months ended June 30, 2018. Gross profit as a percentage of revenue decreased for the three months ended June 30, 2019 as compared with the three months ended June 30, 2018 as a result of an increase in purchase vehicles primarily related to the acquisition of COTW and increased activity under ADESA Assurance, as well as an increase in lower margin related services. Excluding purchased vehicles, gross profit as a percentage of revenue was 43.2% and 45.2% for the three months ended June 30, 2019 and 2018, respectively. Businesses acquired in the last 12 months accounted for an increase in cost of services of $43.9 million for the three months ended June 30, 2019.
For the three months ended June 30, 2019, High Tech Locksmiths, a subsidiary of ADESA, incurred an inventory loss of approximately $5.4 million. The inventory loss represented a 0.9% decline in gross profit for the three months ended June 30, 2019. The Company is pursuing all avenues to recover the loss. Despite these efforts, we may not be successful in recovering all or a portion of this loss.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $13.6 million, or 13%, to $121.9 million for the three months ended June 30, 2019, compared with $108.3 million for the three months ended June 30, 2018, primarily due to increases in costs associated with TradeRev aggregating $7.1 million, acquisitions of $6.1 million, information technology costs of $1.8 million, professional fees of $1.8 million and benefit related expense of $0.9 million, partially offset by decreases in compensation expense of $1.2 million, stock-based compensation of $0.7 million, fluctuations in the Canadian exchange rate of $0.7 million and other miscellaneous expenses aggregating $1.5 million.

AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2019	2018
AFC revenue
Interest and fee income	$83.7	$80.5
Other revenue	2.6	3.3
Provision for credit losses	(8.4)	(7.1)
Warranty contract revenue	8.8	8.4
Total AFC revenue	86.7	85.1
Cost of services*	24.5	23.0
Gross profit*	62.2	62.1
Selling, general and administrative	6.4	7.5
Depreciation and amortization	2.6	3.5
Operating profit	$53.2	$51.1
Loan transactions	437,000	435,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$178	$177

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2019, AFC revenue increased $1.6 million, or 2%, to $86.7 million, compared with $85.1 million for the three months ended June 30, 2018. The increase in revenue was primarily the result of a 1% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $1, or 1%, primarily as a result of an increase in interest yield and fee revenue as a result of prime rate increases and an increase in average loan values, partially offset by an increase in provision for credit losses and a decrease in floorplan fee income per unit for the three months ended June 30, 2019. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 1.7% of the average managed receivables for the three months ended June 30, 2019 from 1.5% for the three months ended June 30, 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended June 30, 2019, gross profit for the AFC segment increased $0.1 million to $62.2 million, or 71.7% of revenue, compared with $62.1 million, or 73.0% of revenue, for the three months ended June 30, 2018. The decrease in gross profit as a percent of revenue was primarily the result of a 7% increase in cost of services. The increase in cost of services was primarily the result of increases in PWI expenses of $0.9 million, compensation expense of $0.8 million and other miscellaneous expenses aggregating $0.8 million, partially offset by a decrease in lot checks of $0.7 million and incentive-based compensation of $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.1 million, or 15%, to $6.4 million for the three months ended June 30, 2019, compared with $7.5 million for the three months ended June 30, 2018, primarily as a result of decreases in travel expenses of $0.5 million, incentive-based compensation of $0.4 million and other miscellaneous expenses aggregating $0.2 million.

Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2019	2018
Selling, general and administrative	$34.9	$34.1
Depreciation and amortization	7.3	7.3
Operating loss	$(42.2)	$(41.4)
Selling, General and Administrative
For the three months ended June 30, 2019, selling, general and administrative expenses at the holding company increased $0.8 million, or 2%, to $34.9 million, compared with $34.1 million for the three months ended June 30, 2018, primarily as a result of increases in medical expenses of $1.8 million, information technology costs of $1.5 million, professional fees of $0.7 million, telecom costs of $0.7 million and stock-based compensation expense of $0.5 million, partially offset by decreases in incentive-based compensation of $2.0 million, compensation expense of $1.7 million and other miscellaneous expenses aggregating $0.7 million.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2019	2018
Revenues
ADESA	$1,232.1	$1,066.4
AFC	176.6	170.2
Total revenues	1,408.7	1,236.6
Cost of services*	811.3	658.5
Gross profit*	597.4	578.1
Selling, general and administrative	338.4	305.4
Depreciation and amortization	92.2	88.4
Operating profit	166.8	184.3
Interest expense	112.1	89.7
Other income, net	(3.2)	(0.8)
Income from continuing operations before income taxes	57.9	95.4
Income taxes	15.2	23.8
Net income from continuing operations	$42.7	$71.6
Income from discontinued operations	90.7	111.6
Net income	$133.4	$183.2
Net income from continuing operations per share
Basic	$0.32	$0.53
Diluted	$0.32	$0.53

* Exclusive of depreciation and amortization
Overview
For the six months ended June 30, 2019, we had revenue of $1,408.7 million compared with revenue of $1,236.6 million for the six months ended June 30, 2018, an increase of 14%. Businesses acquired accounted for an increase in revenue of $83.1 million or 6% of revenue. Excluding revenue from purchased vehicles of $135.5 million and $52.6 million for the six months ended June 30, 2019 and 2018, respectively, revenue would have been $1,273.2 million and $1,184.0 million, respectively, an increase of 8%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization increased $3.8 million, or 4%, to $92.2 million for the six months ended June 30, 2019, compared with $88.4 million for the six months ended June 30, 2018. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2018 and 2019.
Interest Expense
Interest expense increased $22.4 million, or 25%, to $112.1 million for the six months ended June 30, 2019, compared with $89.7 million for the six months ended June 30, 2018. The increase was primarily attributable to interest expense associated with borrowings on the revolving credit facility and European lines of credit in 2019, as well as additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs. There was an increase of approximately $67.7 million in the average outstanding balance of corporate debt for the six months ended June 30, 2019 compared with the six months ended June 30, 2018, as well as an increase in the weighted average interest rate for the same period of approximately 0.47%. In addition, there was an increase in interest expense at AFC of $5.1 million, which resulted from an increase in interest rates under the U.S. securitization agreement for the six months ended June 30, 2019, as compared with the six months ended June 30, 2018. The increases in interest expense were partially offset by $3.6 million received from the counterparties to the interest rate cap agreements.
Income Taxes
We had an effective tax rate of 26.3% for the six months ended June 30, 2019, compared with an effective tax rate of 24.9% for the six months ended June 30, 2018.
Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations for all periods presented. For the six months ended June 30, 2019 and 2018, IAA had revenue of $723.6 million and $670.5 million, respectively, and income from discontinued operations of $90.7 million and $111.6 million, respectively. The operating results included one-time transaction costs of approximately $31.3 million for the six months ended June 30, 2019 in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off. For a further discussion, reference Note 3.
Impact of Foreign Currency
The strengthening of the U.S dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the six months ended June 30, 2019, fluctuations in the Canadian exchange rate decreased revenue by $6.8 million, operating profit by $1.6 million, net income by $0.8 million and net income per diluted share by less than $0.01.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2019	2018
ADESA revenue	$1,232.1	$1,066.4
Cost of services*	763.6	613.2
Gross profit*	468.5	453.2
Selling, general and administrative	248.5	217.1
Depreciation and amortization	73.0	62.5
Operating profit	$147.0	$173.6
Vehicles sold	1,940,000	1,785,000
Physical auction vehicles sold in North America	1,109,000	1,107,000
Online only vehicles sold in North America	783,000	655,000
Vehicles sold in Europe	48,000	23,000
Dealer consignment mix at physical auctions	39%	42%
Conversion rate at North American physical auctions	64.9%	62.5%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$879	$829
Online only revenue per vehicle sold, excluding purchased vehicles	$148	$117

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $165.7 million, or 16%, to $1,232.1 million for the six months ended June 30, 2019, compared with $1,066.4 million for the six months ended June 30, 2018. The increase in revenue was a result of a 9% increase in the number of vehicles sold (7% increase excluding acquisitions) and an increase in average revenue per vehicle sold of 6%. Businesses acquired in the last 12 months accounted for an increase in revenue of $83.1 million.
The increase in vehicles sold was primarily attributable to a 12% increase in institutional volume, including vehicles sold on our online only platform, for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. Online sales volume for ADESA represented approximately 58% of the total vehicles sold in the first six months of 2019, compared with approximately 53% in the first six months of 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio of the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 73% of ADESA's North American online sales volume. ADESA sold approximately 783,000 (including approximately 72,000 from TradeRev) and 655,000 (including approximately 52,000 from TradeRev) vehicles through its North American online only offerings in the first six months of 2019 and 2018, respectively. For the six months ended June 30, 2019, dealer consignment vehicles represented approximately 39% of used vehicles sold at ADESA physical auction locations, compared with approximately 42% for the six months ended June 30, 2018. The volume of vehicles sold at physical auction locations in the first six months of 2019 was consistent with the first six months of 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 64.9% for the six months ended June 30, 2019, compared with 62.5% for the six months ended June 30, 2018.
Physical auction revenue per vehicle sold increased $50, or 6%, to $879 for the six months ended June 30, 2019, compared with $829 for the six months ended June 30, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $5 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $87 to $220 for the six months ended June 30, 2019, compared with $133 for the six months ended June 30, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev and CarsOnTheWeb sales. Excluding vehicles purchased as part of the ADESA Assurance Program and vehicles purchased by CarsOnTheWeb, online only revenue per vehicle would have been $148 and $117 for the six months ended June 30, 2019 and 2018, respectively. The $31 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the six months ended June 30, 2019, gross profit for ADESA increased $15.3 million, or 3%, to $468.5 million, compared with $453.2 million for the six months ended June 30, 2018. Gross profit for ADESA was 38.0% of revenue for the six months ended June 30, 2019, compared with 42.5% of revenue for the six months ended June 30, 2018. Gross profit as a percentage of revenue decreased for the six months ended June 30, 2019 as compared with the six months ended June 30, 2018 as a result of an increase in purchase vehicles primarily related to the acquisition of COTW and increased activity under ADESA Assurance, as well as an increase in lower margin related services. Excluding purchased vehicles, gross profit as a percentage of revenue was 42.7% and 44.7% for the six months ended June 30, 2019 and 2018, respectively. Businesses acquired in the last 12 months accounted for an increase in cost of services of $70.8 million for the six months ended June 30, 2019.
For the six months ended June 30, 2019, High Tech Locksmiths, a subsidiary of ADESA, incurred an inventory loss of approximately $5.4 million. The inventory loss represented a 0.4% decline in gross profit for the six months ended June 30, 2019. The Company is pursuing all avenues to recover the loss. Despite these efforts, we may not be successful in recovering all or a portion of this loss.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $31.4 million, or 14%, to $248.5 million for the six months ended June 30, 2019, compared with $217.1 million for the six months ended June 30, 2018, primarily due to increases in costs associated with TradeRev aggregating $15.1 million, acquisitions of $10.7 million, information technology costs of $3.3 million, professional fees of $1.9 million, compensation expense of $1.5 million, incentive-based compensation $2.0 million, benefit related expense of $1.5 million and telecom costs of $0.8 million, partially offset by fluctuations in the Canadian exchange rate of $1.8 million and decreases in travel expenses of $1.0 million, supplies expense of $0.8 million and other miscellaneous expenses aggregating $1.8 million.
AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2019	2018
AFC revenue
Interest and fee income	$170.6	$162.4
Other revenue	5.4	6.2
Provision for credit losses	(16.6)	(14.8)
Warranty contract revenue	17.2	16.4
Total AFC revenue	176.6	170.2
Cost of services*	47.7	45.3
Gross profit*	128.9	124.9
Selling, general and administrative	13.6	15.5
Depreciation and amortization	5.0	11.3
Operating profit	$110.3	$98.1
Loan transactions	898,000	899,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$177	$171

* Exclusive of depreciation and amortization

Revenue
For the six months ended June 30, 2019, AFC revenue increased $6.4 million, or 4%, to $176.6 million, compared with $170.2 million for the six months ended June 30, 2018. The increase in revenue was primarily the result of a 4% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $6, or 4%, primarily as a result of an increase in interest yield and fee revenue as a result of prime rate increases and an increase in average loan values, partially offset by an increase in provision for credit losses and a decrease in floorplan fee income per unit for the six months ended June 30, 2019. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 1.6% of the average managed receivables for the six months ended June 30, 2019 from 1.5% for the six months ended June 30, 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the six months ended June 30, 2019, gross profit for the AFC segment increased $4.0 million, or 3%, to $128.9 million, or 73.0% of revenue, compared with $124.9 million, or 73.4% of revenue, for the six months ended June 30, 2018. The decrease in gross profit as a percent of revenue was primarily the result of a 5% increase in cost of services. The increase in cost of services was the result of increases in PWI expenses of $1.5 million, compensation expense of $1.0 million, travel expenses of $0.8 million and other miscellaneous expenses aggregating $0.5 million, partially offset by decreases in lot checks of $1.0 million and incentive-based compensation of $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.9 million, or 12%, to $13.6 million for the six months ended June 30, 2019, compared with $15.5 million for the six months ended June 30, 2018, primarily as a result of decreases in incentive-based compensation of $0.7 million, travel expenses of $0.7 million and compensation expense of $0.5 million.
Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Selling, general and administrative	$76.3	$72.8
Depreciation and amortization	14.2	14.6
Operating loss	$(90.5)	$(87.4)
Selling, General and Administrative
For the six months ended June 30, 2019, selling, general and administrative expenses at the holding company increased $3.5 million, or 5%, to $76.3 million, compared with $72.8 million for the six months ended June 30, 2018, primarily as a result of increases in information technology costs of $2.5 million, medical expenses of $1.3 million, professional fees of $1.3 million, stock-based compensation expense of $1.2 million and telecom costs of $1.0 million, partially offset by decreases in incentive-based compensation of $1.4 million, compensation expense of $0.5 million and other miscellaneous expenses aggregating $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$233.0	$277.1	$322.4
Restricted cash	23.7	27.6	20.7
Working capital	380.5	450.3	562.4
Amounts available under Credit Facility*	278.0	350.0	350.0
Cash flow from operations for the six months ended	161.7		205.7

*
There were related outstanding letters of credit totaling approximately $32.5 million, $32.9 million and $32.4 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, IAA, through a spin-off. As part of the spin-off, the Company raised $1.3 billion in debt, consisting of $800 million in term loans and $500 million aggregate principal amount of 5.50% Senior Notes. This debt was transferred to IAA, upon which IAA paid a cash dividend to KAR of approximately $1,278.0 million. The dividend amount was used to prepay a portion of KAR's term loans, as further described in the Credit Facilities discussion below.
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
Approximately $96.0 million of available cash was held by our foreign subsidiaries at June 30, 2019. If funds held by our foreign subsidiaries were to be repatriated, foreign withholding tax expense and federal, state and local income tax expense would need to be recognized, net of any applicable foreign tax credits. We expect this tax to be less than $5 million.
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

Both Term Loan B-4 and Term Loan B-5 are payable in quarterly installments equal to 0.25% of their respective original aggregate principal amounts, with the balances payable at each respective maturity date. The Credit Facility is subject to mandatory prepayments and reduction in an amount equal to the net proceeds of certain debt offerings, certain asset sales and certain insurance recovery events. In June 2019, the Company prepaid approximately $518.6 million and $759.4 million of Term Loan B-4 and Term Loan B-5, respectively. The prepayments were applied to the remaining quarterly installments of each term loan. As such, no further principal payments are required on either term loan until maturity. In addition, as a result of the term loan prepayments in the second quarter of 2019, the Company recorded additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs.

As set forth in the Credit Agreement, Term Loan B-4 bears interest at Adjusted LIBOR (as defined in the Credit
Agreement) plus 2.25%, Term Loan B-5 at Adjusted LIBOR plus 2.50% and revolving loan borrowings at Adjusted LIBOR plus 2.0%. However, for specified types of borrowings, the Company may elect to make Term Loan B-4 borrowings at a Base Rate (as defined in the Credit Agreement) plus 1.25%, Term Loan B-5 at a Base Rate plus 1.50% and revolving loan borrowings at a Base Rate plus 1.0%. The rates on Term Loan B-4 and Term Loan B-5 were 4.63% and 4.88% at June 30, 2019, respectively. In addition, if the Company's Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) which is based on a net debt calculation, increases to levels specified in the Credit Agreement, the applicable interest rate on the revolving credit facility will step up by 25 basis points. The Company also pays a commitment fee of 30 to 35 basis points, payable quarterly, on the average daily unused amount of the revolving credit facility based on the Company's Consolidated Senior Secured Leverage Ratio as described above.
On June 30, 2019, $184.8 million was outstanding on Term Loan B-4, $270.7 million was outstanding on Term Loan B-5 and $72.0 million was drawn on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $32.5 million and $32.9 million at June 30, 2019 and December 31, 2018, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at June 30, 2019. However, there were related letters of credit outstanding totaling approximately C$1.0 million at June 30, 2019, which reduce amounts available under the Canadian line of credit. In addition, our European operations have lines of credit aggregating €30 million of which $21.5 million was drawn at June 30, 2019.
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
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The maximum consolidated senior secured leverage ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended June 30, 2019 the ratio could not exceed 3.5. Our consolidated senior secured leverage ratio, including capital lease obligations of $25.0 million, was 0.93 at June 30, 2019.
In addition, the Credit Agreement and the indenture governing our senior notes contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The covenants in the Credit Agreement and the indenture governing our senior notes affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at June 30, 2019.
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
Potential Refinancing of Credit Facilities
The Company intends to refinance and extend its existing terms loans under its senior secured credit facilities and its existing revolving commitments sometime during 2019. Any potential refinancing transactions are subject to market and other conditions, and the Company cannot make any assurances that it will complete any such transactions, in whole or in part, or as to the amount or timing of any such transactions.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at June 30, 2019.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at June 30, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,070.1 million and $2,014.8 million at June 30, 2019 and December 31, 2018, respectively. AFC's allowance for losses was $14.5 million and $14.0 million at June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, $2,008.0 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,422.3 million and $1,445.3 million of obligations collateralized by finance receivables at June 30, 2019 and December 31, 2018, respectively. There were unamortized securitization issuance costs of approximately $16.4 million and $19.4 million at June 30, 2019 and December 31, 2018, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2019, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended June 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$50.5	$27.4	$(50.5)	$27.4
Add back:
Income taxes	21.8	11.3	(24.4)	8.7
Interest expense, net of interest income	0.6	16.1	38.3	55.0
Depreciation and amortization	38.0	2.6	7.3	47.9
Intercompany interest	4.0	(1.6)	(2.4)	—
EBITDA	114.9	55.8	(31.7)	139.0
Intercompany charges	3.6	—	(3.6)	—
Non-cash stock-based compensation	1.6	0.4	2.0	4.0
Acquisition related costs	1.2	—	2.5	3.7
Securitization interest	—	(13.8)	—	(13.8)
Severance	0.9	—	0.2	1.1
Foreign currency gains/losses	(0.5)	—	0.5	—
IAA allocated costs	—	—	0.9	0.9
Other	0.9	0.1	—	1.0
Total addbacks	7.7	(13.3)	2.5	(3.1)
Adjusted EBITDA	$122.6	$42.5	$(29.2)	$135.9

	Three Months Ended June 30, 2018
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$60.0	$27.7	$(50.3)	$37.4
Add back:
Income taxes	23.5	9.3	(16.9)	15.9
Interest expense, net of interest income	0.4	14.7	32.3	47.4
Depreciation and amortization	31.3	3.5	7.3	42.1
Intercompany interest	4.3	(0.7)	(3.6)	—
EBITDA	119.5	54.5	(31.2)	142.8
Intercompany charges	3.3	—	(3.3)	—
Non-cash stock-based compensation	2.3	0.6	1.5	4.4
Acquisition related costs	1.0	—	0.5	1.5
Securitization interest	—	(12.7)	—	(12.7)
Severance	0.9	—	—	0.9
IAA allocated costs	—	—	1.3	1.3
Other	0.8	—	—	0.8
Total addbacks	8.3	(12.1)	—	(3.8)
Adjusted EBITDA	$127.8	$42.4	$(31.2)	$139.0

	Six Months Ended June 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$92.9	$57.9	$(108.1)	$42.7
Add back:
Income taxes	37.7	22.1	(44.6)	15.2
Interest expense, net of interest income	1.0	33.0	76.9	110.9
Depreciation and amortization	73.0	5.0	14.2	92.2
Intercompany interest	11.1	(2.8)	(8.3)	—
EBITDA	215.7	115.2	(69.9)	261.0
Intercompany charges	6.8	—	(6.8)	—
Non-cash stock-based compensation	4.0	0.9	5.7	10.6
Acquisition related costs	2.8	—	4.8	7.6
Securitization interest	—	(28.6)	—	(28.6)
Severance	3.6	—	1.2	4.8
Foreign currency gains/losses	(1.1)	—	0.5	(0.6)
IAA allocated costs	—	—	2.3	2.3
Other	1.6	0.1	—	1.7
Total addbacks	17.7	(27.6)	7.7	(2.2)
Adjusted EBITDA	$233.4	$87.6	$(62.2)	$258.8

	Six Months Ended June 30, 2018
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$114.2	$53.4	$(96.0)	$71.6
Add back:
Income taxes	39.0	17.7	(32.9)	23.8
Interest expense, net of interest income	0.8	28.1	59.5	88.4
Depreciation and amortization	62.5	11.3	14.6	88.4
Intercompany interest	12.0	(1.2)	(10.8)	—
EBITDA	228.5	109.3	(65.6)	272.2
Intercompany charges	7.7	—	(7.7)	—
Non-cash stock-based compensation	4.4	1.1	4.6	10.1
Acquisition related costs	2.4	—	1.3	3.7
Securitization interest	—	(24.1)	—	(24.1)
Severance	2.4	—	—	2.4
IAA allocated costs	—	—	2.5	2.5
Other	1.5	—	—	1.5
Total addbacks	18.4	(23.0)	0.7	(3.9)
Adjusted EBITDA	$246.9	$86.3	$(64.9)	$268.3

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	June 30, 2019
Net income (loss)	$77.5	$67.3	$77.8	$55.6	$278.2
Less: Income from discontinued operations	46.6	52.2	62.5	28.2	189.5
Income from continuing operations	$30.9	$15.1	$15.3	$27.4	$88.7
Add back:
Income taxes	8.7	1.8	6.5	8.7	25.7
Interest expense, net of interest income	47.7	51.2	55.9	55.0	209.8
Depreciation and amortization	41.4	42.6	44.3	47.9	176.2
EBITDA	128.7	110.7	122.0	139.0	500.4
Non-cash stock-based compensation	5.8	4.6	6.6	4.0	21.0
Acquisition related costs	1.5	2.1	3.9	3.7	11.2
Securitization interest	(12.9)	(14.5)	(14.8)	(13.8)	(56.0)
(Gain)/Loss on asset sales	0.3	0.4	0.5	0.4	1.6
Severance	1.4	1.8	3.7	1.1	8.0
Foreign currency gains/losses	—	3.7	(0.6)	—	3.1
IAA allocated costs	1.4	1.3	1.4	0.9	5.0
Other	0.2	0.5	0.2	0.6	1.5
Total addbacks	(2.3)	(0.1)	0.9	(3.1)	(4.6)
Adjusted EBITDA	$126.4	$110.6	$122.9	$135.9	$495.8

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Net cash provided by (used by):
Operating activities - continuing operations	$161.7	$205.7
Operating activities - discontinued operations	155.8	166.7
Investing activities - continuing operations	(268.9)	(137.7)
Investing activities - discontinued operations	(37.4)	(27.8)
Financing activities - continuing operations	(1,387.6)	(150.2)
Financing activities - discontinued operations	1,317.6	(7.3)
Effect of exchange rate on cash	10.8	(9.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48.0)	$39.6
Cash flow from operating activities (continuing operations) was $161.7 million for the six months ended June 30, 2019, compared with $205.7 million for the six months ended June 30, 2018. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as decreased profitability, partially offset by a net increase in non-cash item adjustments.
Net cash used by investing activities (continuing operations) was $268.9 million for the six months ended June 30, 2019, compared with $137.7 million for the six months ended June 30, 2018. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $97.4 million; and

•	an increase in cash used for capital expenditures of approximately $27.0 million; and

•	a net increase in finance receivables held for investment of approximately $6.8 million.
Net cash used by financing activities (continuing operations) was $1,387.6 million for the six months ended June 30, 2019, compared with $150.2 million for the six months ended June 30, 2018. The increase in net cash used by financing activities was primarily attributable to:

•
an increase in payments on debt. The Company used net cash provided by financing activities from discontinued operations (cash received from IAA in the separation) to prepay approximately $1.3 billion of its term loan debt;

•	an increase in dividend payments of approximately $45.6 million; and

•	a net decrease in the obligations collateralized by finance receivables of approximately $32.0 million;
partially offset by:

•	a $93.5 million increase in borrowings from lines of credit;

•	no common stock repurchases in 2019 compared with common stock repurchases of approximately $50.0 million in the first six months of 2018; and

•	a larger net increase in book overdrafts in 2019 compared with 2018, resulting in an increase of approximately $30.9 million.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2019 and 2018 approximated $78.4 million and $51.4 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $154 million for fiscal year 2019. Approximately half of the 2019 capital expenditures are expected to relate to technology-based investments, including improvements in information technology systems and infrastructure. Other anticipated capital expenditures are primarily attributable to improvements and expansion at the Company's facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The following dividend information has been released for 2019:

•	On August 6, 2019, the Company announced a cash dividend of $0.19 per share that is payable on October 3, 2019, to stockholders of record at the close of business on September 20, 2019.

•	On May 7, 2019, the Company announced a cash dividend of $0.35 per share that was paid on June 17, 2019, to stockholders of record at the close of business on June 3, 2019.

•	On February 19, 2019, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2019, to stockholders of record at the close of business on March 22, 2019.

•	On November 6, 2018, the Company announced a cash dividend of $0.35 per share that was paid on January 4, 2019, to stockholders of record at the close of business on December 20, 2018.
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

The aggregate purchase price for the businesses acquired in the first six months of 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $52.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to final valuation results. The acquisitions resulted in aggregate goodwill of $138.4 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the six months ended June 30, 2019.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. Since December 31, 2018, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
Approximately $1,280.4 million of the Company's term loans have been repaid in 2019, most of which resulted from the receipt of cash from IAA in connection with the spin-off in June 2019. The prepayments were applied to the remaining quarterly installments of each term loan. As such, no further principal payments are required on either term loan until maturity. The reduction in debt also reduces the expected interest payments that were included in the table of contractual obligations.

•
Operating and capital lease obligations were reduced as a result of the separation of IAA in June 2019. Operating lease obligations also change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 7 and Note 9 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2018, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC").
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation negatively affected net income by approximately $0.5 million and $0.8 million for the three and six months ended June 30, 2019, respectively. A 1% decrease in the average Canadian exchange rate for the three and six months ended June 30, 2019 would have impacted net income by approximately $0.3 million and $0.4 million, respectively. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2019 would have resulted in an increase in interest expense of approximately $1.7 million and $3.4 million, respectively. As of June 28, 2019, the three-month LIBOR rate on Term Loan B-4 and Term Loan B-5 exceeded the 2.0% cap rates and the total term loan debt of approximately $456 million is less than the $800 million interest rate cap notional amount. As such, our term loan debt is not exposed to interest rate movements as long as three-month LIBOR remains above 2.0% for the duration of the caps.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Legal and regulatory proceedings which could have been material during the period to which this Quarterly Report on Form 10-Q relates are discussed below. Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated below and therein, all proceedings discussed in the Annual Report remain outstanding.
The legal proceeding described below under “IAA - Lower Duwamish Waterway” pertains solely to the Company’s salvage auction business conducted by IAA, which was a wholly owned subsidiary of the Company until immediately prior to 12:01 am Eastern Time on June 28, 2019, at which time the Company’s spin-off of its salvage auction business was completed. The description below is based solely on information received by the Company or IAA or any of their respective subsidiaries prior to the completion of the spin-off while IAA was a wholly owned subsidiary of the Company. As of 12:01 am Eastern Time on June 28, 2019, the liabilities of the Company’s salvage auction business, including the applicable legal liabilities related to the legal proceeding described below under “IAA - Lower Duwamish Waterway,” were transferred to IAA pursuant to the Separation and Distribution Agreement entered into in connection with the spin-off.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—	$—	—	$119.7
May 1 - May 31	—	—	—	119.7
June 1 - June 30	—	—	—	119.7
Total	—	$—	—

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7	*	Employment Agreement, dated January 25, 2018, between KAR Auction Services, Inc. and John C. Hammer	10-K	001-34568	10.7	2/21/2019

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9a	2/24/2017

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9b	2/24/2017

10.9c	*	Amendment No. 2 to Employment Agreement, dated January 8, 2019, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9c	2/21/2019

10.10	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^	Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/21/2019

10.16a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

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
			10-K	001-34568	10.16c	2/21/2019

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27d	*	Amendment No. 3 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018	10-Q	001-34568	10.26d	11/7/2018

10.28	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.29	*	Director Restricted Share Agreement					X

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.34	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.35	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.36	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.37	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.38	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.39	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.40	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.41		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.42		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.43		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (ii) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iii) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) the Condensed Notes to Consolidated Financial Statements.
X

104	Cover page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

KAR Auction Services, Inc.
(Registrant)

Date:	August 7, 2019	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)