Form 10-Q
period 2019-09-30
KAR Auction Services, Inc.
filed 2019-11-06
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 31, 2019, 128,773,470 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
ADESA Auction Services	$613.6	$527.0	$1,845.7	$1,593.4
AFC	88.3	85.4	264.9	255.6
Total operating revenues	701.9	612.4	2,110.6	1,849.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	410.9	330.7	1,222.2	989.2
Selling, general and administrative	158.9	154.7	497.3	460.1
Depreciation and amortization	46.4	41.4	138.6	129.8
Total operating expenses	616.2	526.8	1,858.1	1,579.1
Operating profit	85.7	85.6	252.5	269.9
Interest expense	37.9	49.0	150.0	138.7
Other income, net	(2.0)	(3.0)	(5.2)	(3.8)
Loss on extinguishment of debt	2.2	—	2.2	—
Income from continuing operations before income taxes	47.6	39.6	105.5	135.0
Income taxes	13.2	8.7	28.4	32.5
Income from continuing operations	34.4	30.9	77.1	102.5
Income from discontinued operations, net of income taxes	0.9	46.6	91.6	158.2
Net income	$35.3	$77.5	$168.7	$260.7
Net income per share - basic
Income from continuing operations	$0.26	$0.23	$0.58	$0.76
Income from discontinued operations	0.01	0.35	0.69	1.18
Net income	$0.27	$0.58	$1.27	$1.94
Net income per share - diluted
Income from continuing operations	$0.26	$0.23	$0.58	$0.76
Income from discontinued operations	0.01	0.34	0.68	1.16
Net income	$0.27	$0.57	$1.26	$1.92
Dividends declared per common share	$0.19	$0.35	$0.89	$1.05

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$35.3	$77.5	$168.7	$260.7
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(10.8)	6.3	5.7	(12.0)
Comprehensive income	$24.5	$83.8	$174.4	$248.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$508.6	$277.1
Restricted cash	23.3	27.6
Trade receivables, net of allowances of $9.9 and $8.7	510.2	454.6
Finance receivables, net of allowances of $14.8 and $14.0	2,095.6	2,000.8
Other current assets	120.0	100.6
Current assets, discontinued operations	—	453.5
Total current assets	3,257.7	3,314.2
Other assets
Goodwill	1,810.3	1,676.9
Customer relationships, net of accumulated amortization of $624.1 and $587.0	218.3	227.4
Other intangible assets, net of accumulated amortization of $270.9 and $255.3	295.6	272.4
Operating lease right-of-use assets	366.4	—
Other assets	28.3	31.0
Non-current assets, discontinued operations	—	1,053.3
Total other assets	2,718.9	3,261.0
Property and equipment, net of accumulated depreciation of $517.1 and $467.5	603.1	631.0
Total assets	$6,579.7	$7,206.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$718.5	$691.3
Accrued employee benefits and compensation expenses	83.2	72.8
Accrued interest	21.8	7.9
Other accrued expenses	211.6	132.8
Income taxes payable	1.2	0.7
Dividends payable	24.5	46.5
Obligations collateralized by finance receivables	1,428.4	1,445.3
Current maturities of long-term debt	27.0	13.1
Current liabilities, discontinued operations	—	214.4
Total current liabilities	2,516.2	2,624.8
Non-current liabilities
Long-term debt	1,863.0	2,654.3
Deferred income tax liabilities	130.4	125.3
Operating lease liabilities	361.1	—
Other liabilities	73.2	71.6
Non-current liabilities, discontinued operations	—	266.0
Total non-current liabilities	2,427.7	3,117.2
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2019: 128,762,506
December 31, 2018: 132,887,029	1.3	1.3
Additional paid-in capital	1,024.0	1,131.9
Retained earnings	655.7	392.3
Accumulated other comprehensive loss	(45.2)	(61.3)
Total stockholders' equity	1,635.8	1,464.2
Total liabilities and stockholders' equity	$6,579.7	$7,206.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	133.4	$1.3	$1,140.8	$644.9	$(34.4)	$1,752.6
Net income				35.3		35.3
Other comprehensive income					(10.8)	(10.8)
Issuance of common stock under stock plans	0.2		(1.3)			(1.3)
Surrender of RSUs for taxes	—		(0.1)			(0.1)
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Stock-based compensation expense			4.3			4.3
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Balance at September 30, 2019	128.8	$1.3	$1,024.0	$655.7	$(45.2)	$1,635.8

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				168.7		168.7
Other comprehensive income					5.7	5.7
Issuance of common stock under stock plans	0.9		4.1			4.1
Surrender of RSUs for taxes	(0.2)		(10.5)			(10.5)
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Stock-based compensation expense			16.4			16.4
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plan			1.8	(1.8)		—
Cash dividends declared to stockholders ($0.89 per share)				(117.8)		(117.8)
Balance at September 30, 2019	128.8	$1.3	$1,024.0	$655.7	$(45.2)	$1,635.8

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	134.2	$1.3	$1,213.6	$341.1	$(43.5)	$1,512.5
Net income				77.5		77.5
Other comprehensive income					6.3	6.3
Issuance of common stock under stock plans	0.4		5.8			5.8
Surrender of RSUs for taxes	—		(0.1)			(0.1)
Stock-based compensation expense			6.6			6.6
Cash dividends declared to stockholders ($0.35 per share)				(47.1)		(47.1)
Balance at September 30, 2018	134.6	$1.3	$1,225.9	$371.5	$(37.2)	$1,561.5

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				260.7		260.7
Other comprehensive loss					(12.0)	(12.0)
Issuance of common stock under stock plans	1.4		14.2			14.2
Surrender of RSUs for taxes	(0.2)		(10.1)			(10.1)
Repurchase and retirement of common stock	(0.9)		(50.0)			(50.0)
Stock-based compensation expense			18.1			18.1
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($1.05 per share)				(141.3)		(141.3)
Balance at September 30, 2018	134.6	$1.3	$1,225.9	$371.5	$(37.2)	$1,561.5

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$168.7	$260.7
Net income from discontinued operations	(91.6)	(158.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.6	129.8
Provision for credit losses	28.9	25.6
Deferred income taxes	2.5	(0.1)
Amortization of debt issuance costs	9.6	8.0
Stock-based compensation	14.6	15.3
Loss (gain) on disposal of fixed assets	0.1	(0.1)
Loss on extinguishment of debt	2.2	—
Other non-cash, net	7.8	(2.6)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(41.3)	(158.3)
Accounts payable and accrued expenses	51.0	206.8
Net cash provided by operating activities - continuing operations	291.1	326.9
Net cash provided by operating activities - discontinued operations	156.7	238.2
Investing activities
Net increase in finance receivables held for investment	(119.0)	(90.2)
Acquisition of businesses (net of cash acquired)	(120.7)	(23.3)
Purchases of property, equipment and computer software	(127.6)	(82.7)
Net cash used by investing activities - continuing operations	(367.3)	(196.2)
Net cash used by investing activities - discontinued operations	(37.4)	(37.9)
Financing activities
Net increase in book overdrafts	9.2	8.5
Net increase in borrowings from lines of credit	17.5	—
Net (decrease) increase in obligations collateralized by finance receivables	(25.0)	6.0
Proceeds from long-term debt	947.6	—
Payments for debt issuance costs/amendments	(13.7)	—
Payments on long-term debt	(1,746.6)	(8.0)
Payments on capital leases	(12.2)	(11.0)
Payments of contingent consideration and deferred acquisition costs	(0.5)	(7.4)
Issuance of common stock under stock plans	4.1	14.2
Tax withholding payments for vested RSUs	(10.5)	(10.1)
Repurchase and retirement of common stock	(119.7)	(50.0)
Dividends paid to stockholders	(139.8)	(141.2)
Cash transferred to IAA	(50.9)	—
Net cash used by financing activities - continuing operations	(1,140.5)	(199.0)
Net cash provided by (used by) financing activities - discontinued operations	1,317.6	(6.7)
Effect of exchange rate changes on cash	7.0	(4.9)
Net increase in cash, cash equivalents and restricted cash	227.2	120.4
Cash, cash equivalents and restricted cash at beginning of period	304.7	303.5
Cash, cash equivalents and restricted cash at end of period	$531.9	$423.9
Cash paid for interest, net of proceeds from interest rate caps	$120.0	$120.7
Cash paid for taxes, net of refunds - continuing operations	$27.8	$47.5
Cash paid for taxes, net of refunds - discontinued operations	$40.1	$49.4
See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2019 (Unaudited)
Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•	"we," "us," "our" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

•
"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW"));

•
"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, as amended on March 9, 2016, May 31, 2017 and September 19, 2019, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank N.A., as administrative agent;

•
"Credit Facility" refers to the $950 million, senior secured term loan B-6 facility due September 19, 2026 ("Term Loan B-6") and the $325 million, senior secured revolving credit facility due September 19, 2024 (the "Revolving Credit Facility"), the terms of which are set forth in the Credit Agreement;

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 3;

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries;

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at September 30, 2019);

•	"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement; and

•	"2017 Revolving Credit Facility" refers to the $350 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement.
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of September 30, 2019, we have a North American network of 74 ADESA whole car auction sites and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used and salvage vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 122 locations throughout the United States and Canada as of September 30, 2019. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
September 30, 2019 (Unaudited)

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
We determine if an arrangement is a lease at inception. Operating leases are included in "Operating lease right-of-use assets," "Other accrued expenses" and "Operating lease liabilities" in our consolidated balance sheets. Finance leases are included in "Property and equipment, net," "Other accrued expenses" and "Other liabilities" in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects the change in methodology for measuring credit losses will result in an immaterial increase in the allowance for credit losses. The cumulative effect of this change, once determined, would be recognized, net of tax, as an adjustment to retained earnings on January 1, 2020.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

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

The aggregate purchase price for the businesses acquired in the first nine months of 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to final valuation results. The acquisitions resulted in aggregate goodwill of $138.4 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the nine months ended September 30, 2019.
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

The financial results of IAA have been accounted for as discontinued operations for all periods presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $31.3 million for the nine months ended September 30, 2019, in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues	$—	$321.1	$723.6	$991.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	202.4	446.1	610.2
Selling, general and administrative	—	31.3	94.5	96.1
Depreciation and amortization	—	24.3	43.9	73.1
Total operating expenses	—	258.0	584.5	779.4
Operating profit	—	63.1	139.1	212.2
Interest expense	—	0.1	2.7	0.5
Other income, net	—	—	—	(0.7)
Income from discontinued operations before income taxes	—	63.0	136.4	212.4
Income taxes	(0.9)	16.4	44.8	54.2
Income from discontinued operations	$0.9	$46.6	$91.6	$158.2

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
September 30, 2019 (Unaudited)

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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PRSUs	$2.6	$3.3	$7.5	$8.4
RSUs	1.7	2.4	7.1	6.8
Service options	—	—	—	0.1
Total stock-based compensation expense	$4.3	$5.7	$14.6	$15.3

In the first nine months of 2019, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. In addition, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $47.09 per share and $47.37 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
In connection with the spin-off of IAA, the Company modified its stock-based compensation awards under the "equitable adjustments" clause in the Omnibus Plan, which provides anti-dilution protection. Generally, the award adjustments were intended to maintain the economic value of the awards before and after the separation date. The post-spin KAR awards and post-spin IAA awards are generally subject to the same terms and conditions, and will continue to vest on the same schedule as the pre-spin KAR awards, except as noted in the equity-conversion related provisions of the employee matters agreement. There was no incremental compensation expense recorded as a result of these modifications.
Share Repurchase Program
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. During the three months ended September 30, 2019, we used the remaining $119.7 million under the 2016 authorization to repurchase and retire 4,753,300 shares of common stock in the open market at a weighted average price of $25.18 per share. In 2018, we repurchased and retired 2,695,978 shares of common stock in the open market at a weighted average price of $55.64 per share.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

Note 5—Net Income from Continuing Operations Per Share
The following table sets forth the computation of net income from continuing operations per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from continuing operations	$34.4	$30.9	$77.1	$102.5
Weighted average common shares outstanding	131.2	134.5	132.5	134.5
Effect of dilutive stock options and restricted stock awards	1.2	1.1	1.3	1.2
Weighted average common shares outstanding and potential common shares	132.4	135.6	133.8	135.7
Net income from continuing operations per share
Basic	$0.26	$0.23	$0.58	$0.76
Diluted	$0.26	$0.23	$0.58	$0.76

Basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income from continuing operations per share for each of the three or nine months ended September 30, 2019 and 2018. In addition, approximately 0.3 million and 0.6 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the three months ended September 30, 2019 and 2018, respectively, and approximately 0.3 million and 0.6 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the nine months ended September 30, 2019 and 2018, respectively. Total options outstanding at September 30, 2019 and 2018 were 0.8 million and 1.1 million, respectively.
Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at September 30, 2019.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at September 30, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2019		Net Credit Losses Three Months Ended September 30, 2019	Net Credit Losses Nine Months Ended September 30, 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,097.7	$15.6	$8.6	$24.8
Other loans	12.7	—	—	—
Total receivables managed	$2,110.4	$15.6	$8.6	$24.8

	December 31, 2018		Net Credit Losses Three Months Ended September 30, 2018	Net Credit Losses Nine Months Ended September 30, 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,001.9	$15.9	$7.1	$21.3
Other loans	12.9	—	—	—
Total receivables managed	$2,014.8	$15.9	$7.1	$21.3

AFC's allowance for losses was $14.8 million and $14.0 million at September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, $2,064.6 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. Obligations collateralized by finance receivables consisted of the following:

	September 30, 2019	December 31, 2018
Obligations collateralized by finance receivables, gross	$1,443.2	$1,464.7
Unamortized securitization issuance costs	(14.8)	(19.4)
Obligations collateralized by finance receivables	$1,428.4	$1,445.3

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2019, we were in compliance with the covenants in the securitization agreements.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

Note 7—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	September 30, 2019	December 31, 2018
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$—	$704.4
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	—	1,031.5
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	950.0	—
Revolving credit facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	17.5	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,917.5	2,685.9
Unamortized debt issuance costs/discounts				(27.5)	(18.5)
Current portion of long-term debt				(27.0)	(13.1)
Long-term debt				$1,863.0	$2,654.3

*The interest rates presented in the table above represent the rates in place at September 30, 2019.
Credit Facilities
In June 2019, the Company prepaid approximately $518.6 million and $759.4 million of Term Loan B-4 and Term Loan B-5, respectively, with cash received from IAA in connection with the Separation. As a result of the term loan prepayments in the second quarter of 2019, the Company recorded additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs.

On September 19, 2019, we entered into the Third Amendment Agreement (the "Third Amendment") to the Credit Agreement. The Third Amendment provided for, among other things, (i) the refinancing of the existing Term Loan B-4 and Term Loan B-5 with the new seven-year, $950 million Term Loan B-6, (ii) repayment of the 2017 Revolving Credit Facility and (iii) the $325 million, five-year Revolving Credit Facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $2.2 million in the third quarter of 2019. The loss was primarily a result of the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5. We capitalized approximately $13.7 million of debt issuance costs in connection with the Third Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans.
Term Loan B-6 was issued at a discount of $2.4 million and the discount is being amortized using the effective interest method to interest expense over the term of the loan. Term Loan B-6 is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments will commence on December 31, 2019, with the balance payable at the maturity date.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement, not to exceed 3.5 as of the last day of each fiscal quarter (commencing with the quarter ending December 31, 2019)), provided there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at September 30, 2019.
As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The rate on Term Loan B-6 was 4.31% at September 30, 2019.
There were no borrowings on the revolving credit facility at September 30, 2019 and December 31, 2018. In addition, we had related outstanding letters of credit in the aggregate amount of $27.7 million and $32.9 million at September 30, 2019 and December 31, 2018, respectively, which reduce the amount available for borrowings under the revolving credit facility.
European Lines of Credit

COTW has lines of credit aggregating $32.7 million (€30 million). The lines of credit have an interest rate of Euribor plus 1.25% and had an aggregate $17.5 million of borrowings outstanding at September 30, 2019. The lines of credit are guaranteed by certain COTW subsidiaries. In addition, as part of the acquisition of COTW, we assumed debt of approximately $10.7 million which was paid off in the first quarter of 2019.

Fair Value of Debt
As of September 30, 2019, the estimated fair value of our long-term debt amounted to $1,954.4 million. The estimates of fair value were based on broker-dealer quotes for our debt as of September 30, 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 8—Derivatives
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We have used interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. We have used interest rate cap agreements to accomplish this objective.

•
In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each matured on September 30, 2019. We paid an aggregate amount of approximately $1.0 million for the caps in August 2017.

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

When derivatives are used, we are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

	Asset Derivatives
	September 30, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	$—	Other assets	$5.2

We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

		Amount of Gain / (Loss) Recognized in Income on Derivatives
Derivatives Not Designated	Location of Gain / (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments	in Income on Derivatives	2019	2018	2019	2018
2017 Interest rate caps	Interest expense	$—	$0.2	$(0.9)	$6.3

Note 9—Leases

We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$15.9	$45.3
Finance lease cost:
Amortization of right-of-use assets	$3.4	$10.8
Interest on lease liabilities	0.3	1.0
Total finance lease cost	$3.7	$11.8

Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$44.3
Operating cash flows related to finance leases	1.0
Financing cash flows related to finance leases	20.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	80.4
Finance leases	13.7

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$366.4
Other accrued expenses	$33.7
Operating lease liabilities	361.1
Total operating lease liabilities	$394.8
Finance Leases
Property and equipment, gross	$91.9
Accumulated depreciation	(70.4)
Property and equipment, net	$21.5
Other accrued expenses	$12.0
Other liabilities	14.6
Total finance lease liabilities	$26.6
Weighted Average Remaining Lease Term
Operating leases	11.0 years
Finance leases	2.1 years
Weighted Average Discount Rate
Operating leases	6.1%
Finance leases	5.1%

Maturities of lease liabilities as of September 30, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$14.3	$13.2
2020	55.9	4.9
2021	52.9	8.6
2022	50.3	1.7
2023	48.2	0.1
Thereafter	328.1	—
Total lease payments	549.7	28.5
Less imputed interest	(154.9)	(1.9)
Total	$394.8	$26.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

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
Note 11—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Foreign currency translation loss	$(45.2)	$(61.3)
Accumulated other comprehensive loss	$(45.2)	$(61.3)

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$613.6	$88.3	$—	$701.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	386.2	24.7	—	410.9
Selling, general and administrative	121.7	5.9	31.3	158.9
Depreciation and amortization	37.2	2.6	6.6	46.4
Total operating expenses	545.1	33.2	37.9	616.2
Operating profit (loss)	68.5	55.1	(37.9)	85.7
Interest expense	1.1	15.7	21.1	37.9
Other (income) expense, net	(1.3)	(0.1)	(0.6)	(2.0)
Loss on extinguishment of debt	—	—	2.2	2.2
Intercompany expense (income)	6.0	(1.3)	(4.7)	—
Income (loss) from continuing operations before income taxes	62.7	40.8	(55.9)	47.6
Income taxes	16.3	10.1	(13.2)	13.2
Net income (loss) from continuing operations	$46.4	$30.7	$(42.7)	$34.4
Total assets	$3,713.9	$2,505.5	$360.3	$6,579.7
Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2018 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$527.0	$85.4	$—	$612.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	307.8	22.9	—	330.7
Selling, general and administrative	111.8	8.1	34.8	154.7
Depreciation and amortization	31.9	2.3	7.2	41.4
Total operating expenses	451.5	33.3	42.0	526.8
Operating profit (loss)	75.5	52.1	(42.0)	85.6
Interest expense	0.5	15.0	33.5	49.0
Other (income) expense, net	(1.9)	(0.1)	(1.0)	(3.0)
Intercompany expense (income)	6.9	(0.9)	(6.0)	—
Income (loss) from continuing operations before income taxes	70.0	38.1	(68.5)	39.6
Income taxes	19.0	9.0	(19.3)	8.7
Net income (loss) from continuing operations	$51.0	$29.1	$(49.2)	$30.9
Total assets	$3,171.7	$2,395.5	$298.2	$5,865.4

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the nine months ended September 30, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$1,845.7	$264.9	$—	$2,110.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,149.8	72.4	—	1,222.2
Selling, general and administrative	370.2	19.5	107.6	497.3
Depreciation and amortization	110.2	7.6	20.8	138.6
Total operating expenses	1,630.2	99.5	128.4	1,858.1
Operating profit (loss)	215.5	165.4	(128.4)	252.5
Interest expense	2.8	49.0	98.2	150.0
Other (income) expense, net	(4.5)	(0.3)	(0.4)	(5.2)
Loss on extinguishment of debt	—	—	2.2	2.2
Intercompany expense (income)	23.9	(4.1)	(19.8)	—
Income (loss) from continuing operations before income taxes	193.3	120.8	(208.6)	105.5
Income taxes	54.0	32.2	(57.8)	28.4
Net income (loss) from continuing operations	$139.3	$88.6	$(150.8)	$77.1
Financial information regarding our reportable segments is set forth below as of and for the nine months ended September 30, 2018 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$1,593.4	$255.6	$—	$1,849.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	921.0	68.2	—	989.2
Selling, general and administrative	328.9	23.6	107.6	460.1
Depreciation and amortization	94.4	13.6	21.8	129.8
Total operating expenses	1,344.3	105.4	129.4	1,579.1
Operating profit (loss)	249.1	150.2	(129.4)	269.9
Interest expense	1.7	43.2	93.8	138.7
Other (income) expense, net	(2.4)	(0.1)	(1.3)	(3.8)
Intercompany expense (income)	26.6	(2.1)	(24.5)	—
Income (loss) from continuing operations before income taxes	223.2	109.2	(197.4)	135.0
Income taxes	58.0	26.7	(52.2)	32.5
Net income (loss) from continuing operations	$165.2	$82.5	$(145.2)	$102.5

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2019 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 60% and 64% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2019, respectively, and approximately 97% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2018, respectively. The 2019 acquisition of COTW has increased the percentage of operating revenues from Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
U.S.	$565.6	$519.4	$1,726.4	$1,569.1
Foreign	136.3	93.0	384.2	279.9
	$701.9	$612.4	$2,110.6	$1,849.0

Note 13—Subsequent Event
On October 30, 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.

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

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2019, AFC conducted business at 122 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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
In addition to the traditional whole car auction market described above, which we estimate has sold near 11 million units in each of the last few years, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car by approximately 5 million units. We are incurring costs to grow TradeRev in the U.S. and Canada. TradeRev incurred operating losses of $51.6 million and $37.3 million for the nine months ended September 30, 2019 and 2018, respectively.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2019	2018
Revenues
ADESA	$613.6	$527.0
AFC	88.3	85.4
Total revenues	701.9	612.4
Cost of services*	410.9	330.7
Gross profit*	291.0	281.7
Selling, general and administrative	158.9	154.7
Depreciation and amortization	46.4	41.4
Operating profit	85.7	85.6
Interest expense	37.9	49.0
Other income, net	(2.0)	(3.0)
Loss on extinguishment of debt	2.2	—
Income from continuing operations before income taxes	47.6	39.6
Income taxes	13.2	8.7
Net income from continuing operations	34.4	30.9
Income from discontinued operations	0.9	46.6
Net income	$35.3	$77.5
Net income from continuing operations per share
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

* Exclusive of depreciation and amortization
Overview
For the three months ended September 30, 2019, we had revenue of $701.9 million compared with revenue of $612.4 million for the three months ended September 30, 2018, an increase of 15%. Businesses acquired accounted for an increase in revenue of $54.8 million or 8% of revenue. Excluding revenue from purchased vehicles of $78.0 million and $31.0 million for the three months ended September 30, 2019 and 2018, respectively, revenue would have been $623.9 million and $581.4 million, respectively, an increase of 7%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $5.0 million, or 12%, to $46.4 million for the three months ended September 30, 2019, compared with $41.4 million for the three months ended September 30, 2018. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2018 and 2019.
Interest Expense
Interest expense decreased $11.1 million, or 23%, to $37.9 million for the three months ended September 30, 2019, compared with $49.0 million for the three months ended September 30, 2018. The decrease was primarily attributable to a decrease of approximately $1,131.7 million in the average outstanding balance of corporate debt for the three months ended September 30, 2019 compared with the three months ended September 30, 2018, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019. The decrease was partially offset by an increase in the weighted average interest rate for the same period of approximately 0.30%. In addition, there was an increase in interest expense at AFC of $0.7 million, which resulted from an increase in interest rates under the U.S. securitization agreement for the three months ended September 30, 2019, as compared with the three months ended September 30, 2018. The decrease in interest expense was also supplemented by $0.7 million received from the counterparties to the interest rate cap agreements.
Loss on Extinguishment of Debt
In September 2019, we amended our Credit Agreement and recorded a $2.2 million pretax charge primarily resulting from the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5.
Income Taxes
We had an effective tax rate of 27.7% for the three months ended September 30, 2019, compared with an effective tax rate of 22.0% for the three months ended September 30, 2018. The lower effective tax rate in the third quarter of 2018 was the result of higher tax deductions that resulted from a greater number of stock option exercises in the third quarter of 2018.
Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations for all periods presented. For the three months ended September 30, 2019 and 2018, the Company's financial statements included revenue of $0.0 million and $321.1 million from IAA, respectively, and income from discontinued operations of $0.9 million and $46.6 million, respectively. For a further discussion, reference Note 3.
Impact of Foreign Currency
The strengthening of the U.S dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the three months ended September 30, 2019, fluctuations in the Canadian exchange rate decreased revenue by $0.8 million, operating profit by $0.2 million and had no impact on net income and net income per diluted share.
ADESA Results

	Three Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2019	2018
ADESA revenue	$613.6	$527.0
Cost of services*	386.2	307.8
Gross profit*	227.4	219.2
Selling, general and administrative	121.7	111.8
Depreciation and amortization	37.2	31.9
Operating profit	$68.5	$75.5
Vehicles sold	957,000	876,000
Physical auction vehicles sold in North America	526,000	522,000
Online only vehicles sold in North America	396,000	343,000
Vehicles sold in Europe	35,000	11,000
Dealer consignment mix at physical auctions	43%	44%
Conversion rate at North American physical auctions	62.8%	62.9%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$893	$850
Online only revenue per vehicle sold, excluding purchased vehicles	$151	$126

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $86.6 million, or 16%, to $613.6 million for the three months ended September 30, 2019, compared with $527.0 million for the three months ended September 30, 2018. The increase in revenue was a result of a 9% increase in the number of vehicles sold (7% increase excluding acquisitions) and an increase in average revenue per vehicle sold of 6%. Businesses acquired in the last 12 months accounted for an increase in revenue of $54.8 million.

The increase in vehicles sold was primarily attributable to an 11% increase in institutional volume, including vehicles sold on our online only platform, as well as a 7% increase in dealer consignment units sold for the three months ended September 30, 2019 compared with the three months ended September 30, 2018. Online sales volume for ADESA represented approximately 59% of the total vehicles sold in the third quarter of 2019, compared with approximately 54% in the third quarter of 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 75% of ADESA's North American online sales volume. ADESA sold approximately 396,000 (including approximately 47,000 from TradeRev) and 343,000 (including approximately 35,000 from TradeRev) vehicles through its North American online only offerings in the third quarter of 2019 and 2018, respectively. For the three months ended September 30, 2019, dealer consignment vehicles represented approximately 43% of used vehicles sold at ADESA physical auction locations, compared with approximately 44% for the three months ended September 30, 2018. The volume of vehicles sold at physical auction locations in the third quarter of 2019 increased approximately 1% compared with the third quarter of 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 62.8% for the three months ended September 30, 2019, compared with 62.9% for the three months ended September 30, 2018.
Physical auction revenue per vehicle sold increased $43, or 5%, to $893 for the three months ended September 30, 2019, compared with $850 for the three months ended September 30, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue, partially offset by a decrease in physical auction revenue per vehicle sold of $1 due to fluctuations in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $92 to $244 for the three months ended September 30, 2019, compared with $152 for the three months ended September 30, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev and CarsOnTheWeb sales. The entire selling price of the purchased vehicles sold at auction is recorded as revenue. Excluding vehicles purchased as part of the ADESA Assurance Program and vehicles purchased by CarsOnTheWeb, online only revenue per vehicle would have been $151 and $126 for the three months ended September 30, 2019 and 2018, respectively. The $25 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the three months ended September 30, 2019, gross profit for ADESA increased $8.2 million, or 4%, to $227.4 million, compared with $219.2 million for the three months ended September 30, 2018. Gross profit for ADESA was 37.1% of revenue for the three months ended September 30, 2019, compared with 41.6% of revenue for the three months ended September 30, 2018. Gross profit as a percentage of revenue decreased for the three months ended September 30, 2019 as compared with the three months ended September 30, 2018 as a result of an increase in purchase vehicles primarily related to the acquisition of COTW and increased activity under ADESA Assurance, as well as an increase in lower margin ancillary and related services. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchase vehicles. Excluding purchased vehicles, gross profit as a percentage of revenue was 42.5% and 44.2% for the three months ended September 30, 2019 and 2018, respectively. Businesses acquired in the last 12 months accounted for an increase in cost of services of $46.9 million for the three months ended September 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $9.9 million, or 9%, to $121.7 million for the three months ended September 30, 2019, compared with $111.8 million for the three months ended September 30, 2018, primarily due to increases in costs associated with TradeRev aggregating $5.9 million, acquisitions of $5.8 million, information technology costs of $2.2 million, professional fees of $1.1 million and other miscellaneous expenses aggregating $0.3 million, partially offset by decreases in compensation expense of $1.6 million, incentive-based compensation of $1.5 million, marketing costs of $1.2 million, stock-based compensation of $0.9 million and fluctuations in the Canadian exchange rate of $0.2 million.

AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2019	2018
AFC revenue
Interest and fee income	$85.5	$80.7
Other revenue	2.7	3.4
Provision for credit losses	(8.9)	(7.3)
Warranty contract revenue	9.0	8.6
Total AFC revenue	88.3	85.4
Cost of services*	24.7	22.9
Gross profit*	63.6	62.5
Selling, general and administrative	5.9	8.1
Depreciation and amortization	2.6	2.3
Operating profit	$55.1	$52.1
Loan transactions	442,000	433,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$180	$177

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2019, AFC revenue increased $2.9 million, or 3%, to $88.3 million, compared with $85.4 million for the three months ended September 30, 2018. The increase in revenue was primarily the result of a 2% increase in loan transactions and a 2% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $3, or 2%, primarily as a result of an increase in interest yield as a result of prime rate increases and an increase in average loan values, partially offset by an increase in provision for credit losses and a decrease in average portfolio duration for the three months ended September 30, 2019. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 1.7% of the average managed receivables for the three months ended September 30, 2019 from 1.5% for the three months ended September 30, 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended September 30, 2019, gross profit for the AFC segment increased $1.1 million to $63.6 million, or 72.0% of revenue, compared with $62.5 million, or 73.2% of revenue, for the three months ended September 30, 2018. The decrease in gross profit as a percent of revenue was primarily the result of an 8% increase in cost of services. The increase in cost of services was primarily the result of increases in PWI expenses of $1.3 million, compensation expense of $0.8 million, travel expenses of $0.4 million and other miscellaneous expenses aggregating $0.2 million, partially offset by decreases in lot checks of $0.5 million and incentive-based compensation of $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $2.2 million, or 27%, to $5.9 million for the three months ended September 30, 2019, compared with $8.1 million for the three months ended September 30, 2018, primarily as a result of decreases in compensation expense of $0.9 million, incentive-based compensation of $0.6 million, travel expenses of $0.5 million and other miscellaneous expenses aggregating $0.2 million.

Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2019	2018
Selling, general and administrative	$31.3	$34.8
Depreciation and amortization	6.6	7.2
Operating loss	$(37.9)	$(42.0)
Selling, General and Administrative
For the three months ended September 30, 2019, selling, general and administrative expenses at the holding company decreased $3.5 million, or 10%, to $31.3 million, compared with $34.8 million for the three months ended September 30, 2018, primarily as a result of decreases in incentive-based compensation of $2.5 million, medical expenses of $0.5 million and other miscellaneous expenses aggregating $0.5 million, partially offset by increases in information technology costs of $0.9 million and telecom costs of $0.6 million. Selling, general and administrative expenses were also offset by $1.5 million in fees received from IAA for services provided by the holding company, as specified in the transition services agreement.
Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2019	2018
Revenues
ADESA	$1,845.7	$1,593.4
AFC	264.9	255.6
Total revenues	2,110.6	1,849.0
Cost of services*	1,222.2	989.2
Gross profit*	888.4	859.8
Selling, general and administrative	497.3	460.1
Depreciation and amortization	138.6	129.8
Operating profit	252.5	269.9
Interest expense	150.0	138.7
Other income, net	(5.2)	(3.8)
Loss on extinguishment of debt	2.2	—
Income from continuing operations before income taxes	105.5	135.0
Income taxes	28.4	32.5
Net income from continuing operations	$77.1	$102.5
Income from discontinued operations	91.6	158.2
Net income	$168.7	$260.7
Net income from continuing operations per share
Basic	$0.58	$0.76
Diluted	$0.58	$0.76

* Exclusive of depreciation and amortization
Overview
For the nine months ended September 30, 2019, we had revenue of $2,110.6 million compared with revenue of $1,849.0 million for the nine months ended September 30, 2018, an increase of 14%. Businesses acquired accounted for an increase in revenue of $137.9 million or 7% of revenue. Excluding revenue from purchased vehicles of $213.5 million and $83.6 million for the nine months ended September 30, 2019 and 2018, respectively, revenue would have been $1,897.1 million and $1,765.4 million, respectively, an increase of 7%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization increased $8.8 million, or 7%, to $138.6 million for the nine months ended September 30, 2019, compared with $129.8 million for the nine months ended September 30, 2018. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2018 and 2019.
Interest Expense
Interest expense increased $11.3 million, or 8%, to $150.0 million for the nine months ended September 30, 2019, compared with $138.7 million for the nine months ended September 30, 2018. The increase was attributable to interest expense associated with borrowings on the revolving credit facility and European lines of credit in 2019, as well as additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs. In addition, there was an increase in interest expense at AFC of $5.8 million, which resulted from an increase in interest rates under the U.S. securitization agreement for the nine months ended September 30, 2019, as compared with the nine months ended September 30, 2018. There was a decrease of approximately $332.1 million in the average outstanding balance of corporate debt for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, as well as an increase in the weighted average interest rate for the same period of approximately 0.43%. The increases in interest expense were partially offset by $4.3 million received from the counterparties to the interest rate cap agreements.
Loss on Extinguishment of Debt
In September 2019, we amended our Credit Agreement and recorded a $2.2 million pretax charge primarily resulting from the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5.
Income Taxes
We had an effective tax rate of 26.9% for the nine months ended September 30, 2019, compared with an effective tax rate of 24.1% for the nine months ended September 30, 2018. The lower effective tax rate in the first nine months of 2018 was the result of higher tax deductions that resulted from a greater number of stock option exercises in the first nine months of 2018.
Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations for all periods presented. For the nine months ended September 30, 2019 and 2018, the Company's financial statements included revenue of $723.6 million and $991.6 million from IAA, respectively, and income from discontinued operations of $91.6 million and $158.2 million, respectively. The operating results included one-time transaction costs of approximately $31.3 million for the nine months ended September 30, 2019 in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off. For a further discussion, reference Note 3.
Impact of Foreign Currency
The strengthening of the U.S dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the nine months ended September 30, 2019, fluctuations in the Canadian exchange rate decreased revenue by $7.4 million, operating profit by $1.8 million, net income by $0.7 million and net income per diluted share by less than $0.01.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2019	2018
ADESA revenue	$1,845.7	$1,593.4
Cost of services*	1,149.8	921.0
Gross profit*	695.9	672.4
Selling, general and administrative	370.2	328.9
Depreciation and amortization	110.2	94.4
Operating profit	$215.5	$249.1
Vehicles sold	2,897,000	2,661,000
Physical auction vehicles sold in North America	1,635,000	1,629,000
Online only vehicles sold in North America	1,179,000	998,000
Vehicles sold in Europe	83,000	34,000
Dealer consignment mix at physical auctions	40%	43%
Conversion rate at North American physical auctions	64.2%	62.6%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$883	$836
Online only revenue per vehicle sold, excluding purchased vehicles	$149	$120

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $252.3 million, or 16%, to $1,845.7 million for the nine months ended September 30, 2019, compared with $1,593.4 million for the nine months ended September 30, 2018. The increase in revenue was a result of a 9% increase in the number of vehicles sold (7% increase excluding acquisitions) and an increase in average revenue per vehicle sold of 6%. Businesses acquired in the last 12 months accounted for an increase in revenue of $137.9 million.
The increase in vehicles sold was primarily attributable to a 12% increase in institutional volume, including vehicles sold on our online only platform, for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. Online sales volume for ADESA represented approximately 58% of the total vehicles sold in the first nine months of 2019, compared with approximately 54% in the first nine months of 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location (upstream selling); (ii) online solutions that offer vehicles for sale while in transit to auction locations (midstream selling); (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Upstream selling, midstream selling and TradeRev sales, which represent online only sales, accounted for approximately 74% of ADESA's North American online sales volume. ADESA sold approximately 1,179,000 (including approximately 119,000 from TradeRev) and 998,000 (including approximately 86,000 from TradeRev) vehicles through its North American online only offerings in the first nine months of 2019 and 2018, respectively. For the nine months ended September 30, 2019, dealer consignment vehicles represented approximately 40% of used vehicles sold at ADESA physical auction locations, compared with approximately 43% for the nine months ended September 30, 2018. The volume of vehicles sold at physical auction locations in the first nine months of 2019 was consistent with the first nine months of 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 64.2% for the nine months ended September 30, 2019, compared with 62.6% for the nine months ended September 30, 2018.
Physical auction revenue per vehicle sold increased $47, or 6%, to $883 for the nine months ended September 30, 2019, compared with $836 for the nine months ended September 30, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $4 due to fluctuations in the Canadian exchange rate.

Online only auction revenue per vehicle sold increased $88 to $228 for the nine months ended September 30, 2019, compared with $140 for the nine months ended September 30, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicles associated with the ADESA Assurance Program and the inclusion of TradeRev and CarsOnTheWeb sales. The entire selling price of the purchased vehicles sold at auction is recorded as revenue. Excluding vehicles purchased as part of the ADESA Assurance Program and vehicles purchased by CarsOnTheWeb, online only revenue per vehicle would have been $149 and $120 for the nine months ended September 30, 2019 and 2018, respectively. The $29 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the nine months ended September 30, 2019, gross profit for ADESA increased $23.5 million, or 3%, to $695.9 million, compared with $672.4 million for the nine months ended September 30, 2018. Gross profit for ADESA was 37.7% of revenue for the nine months ended September 30, 2019, compared with 42.2% of revenue for the nine months ended September 30, 2018. Gross profit as a percentage of revenue decreased for the nine months ended September 30, 2019 as compared with the nine months ended September 30, 2018 as a result of an increase in purchase vehicles primarily related to the acquisition of COTW and increased activity under ADESA Assurance, as well as an increase in lower margin ancillary and related services. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchase vehicles. Excluding purchased vehicles, gross profit as a percentage of revenue was 42.6% and 44.5% for the nine months ended September 30, 2019 and 2018, respectively. Businesses acquired in the last 12 months accounted for an increase in cost of services of $117.7 million for the nine months ended September 30, 2019.
For the nine months ended September 30, 2019, High Tech Locksmiths, a subsidiary of ADESA, incurred an inventory loss of approximately $5.4 million. The inventory loss represented a 0.3% decline in gross profit for the nine months ended September 30, 2019. The Company is pursuing all avenues to recover the loss. Despite these efforts, we may not be successful in recovering all or a portion of this loss.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $41.3 million, or 13%, to $370.2 million for the nine months ended September 30, 2019, compared with $328.9 million for the nine months ended September 30, 2018, primarily due to increases in costs associated with TradeRev aggregating $19.8 million, acquisitions of $16.5 million, information technology costs of $5.5 million, professional fees of $2.9 million, benefit related expense of $1.3 million and telecom costs of $1.2 million, partially offset by fluctuations in the Canadian exchange rate of $2.0 million and decreases in stock-based compensation of $1.3 million, marketing costs of $1.3 million and other miscellaneous expenses aggregating $1.3 million.

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2019	2018
AFC revenue
Interest and fee income	$256.1	$243.1
Other revenue	8.1	9.6
Provision for credit losses	(25.5)	(22.1)
Warranty contract revenue	26.2	25.0
Total AFC revenue	264.9	255.6
Cost of services*	72.4	68.2
Gross profit*	192.5	187.4
Selling, general and administrative	19.5	23.6
Depreciation and amortization	7.6	13.6
Operating profit	$165.4	$150.2
Loan transactions	1,340,000	1,332,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$178	$173

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2019, AFC revenue increased $9.3 million, or 4%, to $264.9 million, compared with $255.6 million for the nine months ended September 30, 2018. The increase in revenue was primarily the result of a 3% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $5, or 3%, primarily as a result of an increase in interest yield as a result of prime rate increases and an increase in average loan values, partially offset by an increase in provision for credit losses for the nine months ended September 30, 2019. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 1.7% of the average managed receivables for the nine months ended September 30, 2019 from 1.5% for the nine months ended September 30, 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the nine months ended September 30, 2019, gross profit for the AFC segment increased $5.1 million, or 3%, to $192.5 million, or 72.7% of revenue, compared with $187.4 million, or 73.3% of revenue, for the nine months ended September 30, 2018. The decrease in gross profit as a percent of revenue was primarily the result of a 6% increase in cost of services. The increase in cost of services was the result of increases in PWI expenses of $2.7 million, compensation expense of $1.8 million, travel expenses of $1.2 million and other miscellaneous expenses aggregating $0.8 million, partially offset by decreases in lot checks of $1.5 million and incentive-based compensation of $0.8 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $4.1 million, or 17%, to $19.5 million for the nine months ended September 30, 2019, compared with $23.6 million for the nine months ended September 30, 2018, primarily as a result of decreases in compensation expense of $1.3 million, incentive-based compensation of $1.2 million, travel expenses of $1.2 million and other miscellaneous expenses aggregating $0.4 million.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Selling, general and administrative	$107.6	$107.6
Depreciation and amortization	20.8	21.8
Operating loss	$(128.4)	$(129.4)
Selling, General and Administrative
Selling, general and administrative expenses at the holding company were $107.6 million for both the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, incentive-based compensation decreased $3.9 million, offset by increases in information technology costs of $3.4 million and other miscellaneous expenses aggregating $0.5 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our revolving credit facility.

(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$508.6	$277.1	$401.3
Restricted cash	23.3	27.6	22.6
Working capital	741.5	450.3	615.3
Amounts available under Credit Facility*	325.0	350.0	350.0
Cash flow from operations for the nine months ended	291.1		326.9

*
There were related outstanding letters of credit totaling approximately $27.7 million, $32.9 million and $32.4 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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

Approximately $152.1 million of available cash was held by our foreign subsidiaries at September 30, 2019. If funds held by our foreign subsidiaries were to be repatriated, foreign withholding tax expense and federal, state and local income tax expense would need to be recognized, net of any applicable foreign tax credits. We expect this tax to be less than $7 million.
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
Credit Facilities
In June 2019, the Company prepaid approximately $518.6 million and $759.4 million of Term Loan B-4 and Term Loan B-5, respectively, with cash received from IAA in connection with the Separation.

On September 19, 2019, we entered into the Third Amendment Agreement (the "Third Amendment") to the Credit Agreement. The Third Amendment provided for, among other things, (i) the refinancing of the existing Term Loan B-4 and Term Loan B-5 with the new Term Loan B-6, (ii) repayment of the 2017 Revolving Credit Facility and (iii) the $325 million Revolving Credit Facility.

The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans.
Term Loan B-6 was issued at a discount of $2.4 million and the discount is being amortized using the effective interest method to interest expense over the term of the loan. Term Loan B-6 is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments will commence on December 31, 2019, with the balance payable at the maturity date.
As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The rate on Term Loan B-6 was 4.31% at September 30, 2019.
On September 30, 2019, $950.0 million was outstanding on Term Loan B-6 and there were no borrowings on the revolving credit facility. In addition, we had related outstanding letters of credit in the aggregate amount of $27.7 million and $32.9 million at September 30, 2019 and December 31, 2018, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at September 30, 2019. However, there were related letters of credit outstanding totaling approximately C$1.0 million at September 30, 2019, which reduce amounts available under the Canadian line of credit. In addition, our European operations have lines of credit aggregating $32.7 million (€30 million) of which $17.5 million was drawn at September 30, 2019.
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a Consolidated Senior Secured Net Leverage Ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The Consolidated Senior Secured Net Leverage Ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured net debt includes term loan borrowings, revolving loans and capital lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses.

Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The Consolidated Senior Secured Net Leverage Ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. Commencing with the quarter ending December 31, 2019, the Consolidated Senior Secured Net Leverage Ratio cannot exceed 3.5. Our Consolidated Senior Secured Net Leverage Ratio, including capital lease obligations of $26.6 million, was 1.74 at September 30, 2019.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 7, "Long-Term Debt" for additional information) contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at September 30, 2019.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at September 30, 2019.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at September 30, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,110.4 million and $2,014.8 million at September 30, 2019 and December 31, 2018, respectively. AFC's allowance for losses was $14.8 million and $14.0 million at September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, $2,064.6 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 percent of the obligations collateralized by finance receivables served as security for the $1,428.4 million and $1,445.3 million of obligations collateralized by finance receivables at September 30, 2019 and December 31, 2018, respectively. There were unamortized securitization issuance costs of approximately $14.8 million and $19.4 million at September 30, 2019 and December 31, 2018, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2019, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended September 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$46.4	$30.7	$(42.7)	$34.4
Add back:
Income taxes	16.3	10.1	(13.2)	13.2
Interest expense, net of interest income	0.8	15.6	20.8	37.2
Depreciation and amortization	37.2	2.6	6.6	46.4
Intercompany interest	2.4	(1.3)	(1.1)	—
EBITDA	103.1	57.7	(29.6)	131.2
Intercompany charges	3.6	—	(3.6)	—
Non-cash stock-based compensation	1.6	0.3	2.6	4.5
Loss on extinguishment of debt	—	—	2.2	2.2
Acquisition related costs	2.0	—	0.7	2.7
Securitization interest	—	(13.3)	—	(13.3)
Severance	0.6	0.1	0.2	0.9
Foreign currency gains/losses	—	—	(0.4)	(0.4)
Other	1.3	(0.1)	0.2	1.4
Total addbacks	9.1	(13.0)	1.9	(2.0)
Adjusted EBITDA	$112.2	$44.7	$(27.7)	$129.2

	Three Months Ended September 30, 2018
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$51.0	$29.1	$(49.2)	$30.9
Add back:
Income taxes	19.0	9.0	(19.3)	8.7
Interest expense, net of interest income	0.1	14.9	32.7	47.7
Depreciation and amortization	31.9	2.3	7.2	41.4
Intercompany interest	3.6	(0.9)	(2.7)	—
EBITDA	105.6	54.4	(31.3)	128.7
Intercompany charges	3.3	—	(3.3)	—
Non-cash stock-based compensation	2.5	0.6	2.7	5.8
Acquisition related costs	1.3	—	0.2	1.5
Securitization interest	—	(12.9)	—	(12.9)
Severance	0.9	0.5	—	1.4
IAA allocated costs	—	—	1.4	1.4
Other	0.5	—	—	0.5
Total addbacks	8.5	(11.8)	1.0	(2.3)
Adjusted EBITDA	$114.1	$42.6	$(30.3)	$126.4

	Nine Months Ended September 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$139.3	$88.6	$(150.8)	$77.1
Add back:
Income taxes	54.0	32.2	(57.8)	28.4
Interest expense, net of interest income	1.8	48.6	97.7	148.1
Depreciation and amortization	110.2	7.6	20.8	138.6
Intercompany interest	13.5	(4.1)	(9.4)	—
EBITDA	318.8	172.9	(99.5)	392.2
Intercompany charges	10.4	—	(10.4)	—
Non-cash stock-based compensation	5.6	1.2	8.3	15.1
Loss on extinguishment of debt	—	—	2.2	2.2
Acquisition related costs	4.8	—	5.5	10.3
Securitization interest	—	(41.9)	—	(41.9)
Severance	4.2	0.1	1.4	5.7
Foreign currency gains/losses	(1.1)	—	0.1	(1.0)
IAA allocated costs	—	—	2.3	2.3
Other	2.9	—	0.2	3.1
Total addbacks	26.8	(40.6)	9.6	(4.2)
Adjusted EBITDA	$345.6	$132.3	$(89.9)	$388.0

	Nine Months Ended September 30, 2018
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$165.2	$82.5	$(145.2)	$102.5
Add back:
Income taxes	58.0	26.7	(52.2)	32.5
Interest expense, net of interest income	0.9	43.0	92.2	136.1
Depreciation and amortization	94.4	13.6	21.8	129.8
Intercompany interest	15.6	(2.1)	(13.5)	—
EBITDA	334.1	163.7	(96.9)	400.9
Intercompany charges	11.0	—	(11.0)	—
Non-cash stock-based compensation	6.9	1.7	7.3	15.9
Acquisition related costs	3.7	—	1.5	5.2
Securitization interest	—	(37.0)	—	(37.0)
Severance	3.3	0.5	—	3.8
IAA allocated costs	—	—	3.9	3.9
Other	2.0	—	—	2.0
Total addbacks	26.9	(34.8)	1.7	(6.2)
Adjusted EBITDA	$361.0	$128.9	$(95.2)	$394.7

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	September 30, 2019
Net income (loss)	$67.3	$77.8	$55.6	$35.3	$236.0
Less: Income from discontinued operations	52.2	62.5	28.2	0.9	143.8
Income from continuing operations	$15.1	$15.3	$27.4	$34.4	$92.2
Add back:
Income taxes	1.8	6.5	8.7	13.2	30.2
Interest expense, net of interest income	51.2	55.9	55.0	37.2	199.3
Depreciation and amortization	42.6	44.3	47.9	46.4	181.2
EBITDA	110.7	122.0	139.0	131.2	502.9
Non-cash stock-based compensation	4.5	6.6	4.0	4.5	19.6
Loss on extinguishment of debt	—	—	—	2.2	2.2
Acquisition related costs	2.1	3.9	3.7	2.7	12.4
Securitization interest	(14.5)	(14.8)	(13.8)	(13.3)	(56.4)
(Gain)/Loss on asset sales	0.4	0.5	0.4	0.8	2.1
Severance	1.9	3.7	1.1	0.9	7.6
Foreign currency gains/losses	3.7	(0.6)	—	(0.4)	2.7
IAA allocated costs	1.3	1.4	0.9	—	3.6
Other	0.4	0.2	0.6	0.6	1.8
Total addbacks	(0.2)	0.9	(3.1)	(2.0)	(4.4)
Adjusted EBITDA	$110.5	$122.9	$135.9	$129.2	$498.5

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Net cash provided by (used by):
Operating activities - continuing operations	$291.1	$326.9
Operating activities - discontinued operations	156.7	238.2
Investing activities - continuing operations	(367.3)	(196.2)
Investing activities - discontinued operations	(37.4)	(37.9)
Financing activities - continuing operations	(1,140.5)	(199.0)
Financing activities - discontinued operations	1,317.6	(6.7)
Effect of exchange rate on cash	7.0	(4.9)
Net increase in cash, cash equivalents and restricted cash	$227.2	$120.4
Cash flow from operating activities (continuing operations) was $291.1 million for the nine months ended September 30, 2019, compared with $326.9 million for the nine months ended September 30, 2018. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as decreased profitability, partially offset by a net increase in non-cash item adjustments.
Net cash used by investing activities (continuing operations) was $367.3 million for the nine months ended September 30, 2019, compared with $196.2 million for the nine months ended September 30, 2018. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $97.4 million;

•	an increase in cash used for capital expenditures of approximately $44.9 million; and

•	a net increase in finance receivables held for investment of approximately $28.8 million.
Net cash used by financing activities (continuing operations) was $1,140.5 million for the nine months ended September 30, 2019, compared with $199.0 million for the nine months ended September 30, 2018. The increase in net cash used by financing activities was primarily attributable to:

•
an increase in net payments on debt. The Company used net cash provided by financing activities from discontinued operations (cash received from IAA in the separation) to prepay approximately $1.3 billion of its term loan debt in the second quarter of 2019. In addition, in the third quarter of 2019, the Company refinanced the outstanding Term Loan B-4 and Term Loan B-5 and repaid the remaining amount on the 2017 Revolving Credit Facility with the new Term Loan B-6;

•	an increase in common stock repurchases of approximately $69.7 million;

•	an increase in cash transferred to IAA in connection with the separation of $50.9 million; and

•	a net decrease in the obligations collateralized by finance receivables of approximately $31.0 million;
partially offset by:

•	a $17.5 million increase in borrowings from lines of credit.

Capital Expenditures
Capital expenditures for the nine months ended September 30, 2019 and 2018 approximated $127.6 million and $82.7 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $160 million for fiscal year 2019. Approximately half of the 2019 capital expenditures are expected to relate to technology-based investments, including improvements in information technology systems and infrastructure. Other anticipated capital expenditures are primarily attributable to improvements and expansion at the Company's facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The following dividend information has been released for 2019:

•	On November 5, 2019, the Company announced a cash dividend of $0.19 per share that is payable on January 3, 2020, to stockholders of record at the close of business on December 20, 2019.

•	On August 6, 2019, the Company announced a cash dividend of $0.19 per share that was paid on October 3, 2019, to stockholders of record at the close of business on September 20, 2019.

•	On May 7, 2019, the Company announced a cash dividend of $0.35 per share that was paid on June 17, 2019, to stockholders of record at the close of business on June 3, 2019.

•	On February 19, 2019, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2019, to stockholders of record at the close of business on March 22, 2019.

•	On November 6, 2018, the Company announced a cash dividend of $0.35 per share that was paid on January 4, 2019, to stockholders of record at the close of business on December 20, 2018.
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

The aggregate purchase price for the businesses acquired in the first nine months of 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The purchase accounting associated with these acquisitions is preliminary, subject to final valuation results. The acquisitions resulted in aggregate goodwill of $138.4 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the nine months ended September 30, 2019.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, capital lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. Since December 31, 2018, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
Approximately $1,280.4 million of the Company's term loans were repaid in the first six months of 2019, most of which resulted from the receipt of cash from IAA in connection with the spin-off in June 2019. In addition, in September 2019, we amended our Credit Agreement to, among other things, refinance Term Loan B-4 and Term Loan B-5 with the new Term Loan B-6. The maturity date of the new Term Loan B-6 is September 2026. The reduction in debt also reduces the expected interest payments that were included in the table of contractual obligations.

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
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation did not affect net income for the three months ended September 30, 2019 and negatively affected net income by approximately $0.7 million for the nine months ended September 30, 2019. A 1% decrease in the average Canadian exchange rate for the three and nine months ended September 30, 2019 would have impacted net income by less than $0.1 million and approximately $0.3 million, respectively. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We have used interest rate cap agreements to manage our exposure to interest rate changes. We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income.
In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each matured on September 30, 2019. We paid an aggregate amount of approximately $1.0 million for the caps in August 2017.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2019 would have resulted in an increase in interest expense of approximately $0.3 million and $3.7 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (Dollars in millions)
July 1 - July 31	—	$—	—	$119.7
August 1 - August 31	4,753,300	25.18	4,753,300	—
September 1 - September 30	—	—	—	—
Total	4,753,300	$25.18	4,753,300

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

(2)
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7	*	Employment Agreement, dated January 25, 2018, between KAR Auction Services, Inc. and John C. Hammer	10-K	001-34568	10.7	2/21/2019

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.8c	*	Consulting Agreement, dated September 12, 2019, between KAR Auction Services, Inc. and Rebecca C. Polak					X

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9a	2/24/2017

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9b	2/24/2017

10.9c	*	Amendment No. 2 to Employment Agreement, dated January 8, 2019, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9c	2/21/2019

10.10	*	KAR Auction Services, Inc. Annual Incentive Plan Summary of Terms for Plan Year 2016	10-Q	001-34568	10.13	5/4/2016

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^	Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/21/2019

10.16a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

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
			10-K	001-34568	10.16c	2/21/2019

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27d	*	Amendment No. 3 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018	10-Q	001-34568	10.26d	11/7/2018

10.28a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019					X

10.29	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2015 Restricted Stock Unit Award Agreement for Section 16 Officers	10-Q	001-34568	10.29a	5/6/2015

10.32	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.33	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.34	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.35	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.36	*	Form of Performance-Based Restricted Stock Unit Agreement (Total Shareholder Return Percentile Rank vs. S&P 500)	8-K	001-34568	10.2	12/17/2013

10.37	*	Form of Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	8-K	001-34568	10.1	3/3/2014

10.38	*	Form of 2015 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted Net Income Per Share)	10-Q	001-34568	10.32	5/6/2015

10.39	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.40	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.41		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.42		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.43		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (ii) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iii) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) the Condensed Notes to Consolidated Financial Statements.
X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

KAR Auction Services, Inc.
(Registrant)

Date:	November 6, 2019	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)