Form 10-K
period 2019-12-31
KAR Auction Services, Inc.
filed 2020-02-19
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $3,316,074,150 at June 30, 2019.
As of February 14, 2020, 128,863,820 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:

•	"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 4 of the notes to the consolidated financial statements;

•	"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries;

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2019);

•	"Term Loan B-2" refers to the senior secured term loan B-2 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-3" refers to the senior secured term loan B-3 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement;

•	"2016 Revolving Credit Facility" refers to the $300 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement; and

•	"2017 Revolving Credit Facility" refers to the $350 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement.

PART I
Item 1.    Business
Overview
We are a leading provider of used vehicle auctions and related vehicle remarketing services in North America and Europe. We leverage technology to facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles through our 74 North American physical auction locations at December 31, 2019, and multiple proprietary Internet venues. In 2019, we facilitated the sale of approximately 3.8 million used vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling, collateral recovery services and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
Our end-to-end platform serves the remarketing needs of OEMs, dealers, fleet operators, rental companies and financial institutions. We are an auction company that provides advanced and integrated mobile, digital and physical auction marketplaces. We are a technology company that delivers next generation tools to accelerate and simplify remarketing. And we are an analytics company that leverages data to inform and empower our customers with clear, actionable insights.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by used vehicle dealers, vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies to franchised and independent used vehicle dealers. Through ADESA.com, powered by Openlane technology, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. An important component of ADESA's services to it's buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC, which has 121 locations throughout North America.
At December 31, 2019, we had a North American network of 74 whole car auction locations; in addition, we offer online auctions for whole car vehicles. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used vehicles.
Our Corporate History
KAR Auction Services, Inc., doing business as KAR Global, was incorporated in 2006 and commenced operations in 2007. In 2009, we changed our name from KAR Holdings, Inc. to KAR Auction Services, Inc. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE, Inc. purchased a majority of its outstanding equity interests. In 2004, ALLETE, Inc. sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders. ADESA was acquired by the Company in 2007. IAA entered the vehicle salvage business in 1982, and first became a public company in 1991. After growing through a series of acquisitions, IAA was acquired by private equity in 2005. The private equity investors and certain members of IAA management contributed IAA to KAR Auction Services in 2007. In a series of transactions between 2012 and 2013, our former owners (private equity investors) sold all of their common stock in secondary offerings. In 2019, IAA was separated from KAR Auction Services through a tax-free spin-off and now operates as a separate entity (NYSE: IAA).

Our Industry
Auctions are the hub of the remarketing system for used vehicles, bringing professional sellers and buyers together and creating a marketplace for the sale of these vehicles. Whole car auction vehicles include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other program fleet vehicles that have reached a predetermined age or mileage. The following are key industry highlights:
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including online only volumes and mobile application volumes, were approximately 11.5 million in 2018. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2019 have not yet been released. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev), but we have included these volumes in our totals. We estimate that used vehicle auction volumes in North America in 2019 were approximately 12 million vehicles, including online only volumes and mobile application volumes.
Consolidated Whole Car Market
The North American used vehicle auction market is largely consolidated. We estimate that Manheim, a subsidiary of Cox Enterprises, Inc. and ADESA together represent approximately 70% of the North American whole car auction market. We estimate that ADESA represents approximately 30% of the North American whole car auction market.
Floorplan Financing
An important component of the whole car auction industry is providing short-term inventory-secured financing, known as floorplan financing. By providing buyers (primarily independent used vehicle dealers) access to capital, the independent used vehicle dealers are able to place inventory on their lots. AFC and its competitors play a significant role in the whole car auction industry by providing liquidity in the auction lanes.
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

KAR is focused on expanding our end-to-end remarketing platform across the used vehicle industry through innovation, data science and a strategic physical footprint. We have invested in technology and talent and deployed a suite of complementary online, digital and mobile capabilities that we believe will simplify and streamline the buying and selling experience for our customers. Additionally, we believe our unique, integrated platform of whole car and finance solutions deliver differentiated value to customers across North America, and positions the Company for further growth around the globe. To execute our strategy of providing the best remarketing venue and analytical evidence for every vehicle, while generating value for our shareholders and customers, we intend to focus on the following strategic initiatives:

•	Digital

•	Data and analytics

•	International

•	Mobility

•	Seamless integration of all of our businesses

Digital

The Company continues to identify innovative venues for the exchange of used vehicles through internal development, targeted partnerships and acquisitions. For example, in 2017 we acquired the remaining interest in TradeRev, a mobile auction app and desktop solution that facilitates real time dealer-to-dealer vehicle auctions. In the fourth quarter of 2019, we combined the dealer consignment sales efforts of TradeRev and ADESA to help accelerate the growth of our dealer consignment volumes in the United States. The goal is to have one dealer consignment sales representative calling on each dealership and introducing all of our dealer consignment capabilities, whether digital or physical. This strategy is focused on growing total dealer consignment volume.

We are also focused on enhancing our Internet solutions in all of the key channels in which we operate, and we will continue to invest in technology platforms in order to capitalize on new opportunities and attract new customers. KAR is continuously investing in initiatives to upgrade our platforms. Online vehicle remarketing solutions provide the opportunity to improve the customer experience, expand our volume of transactions and potentially increase proceeds for sellers through greater buyer participation at auctions. Online buying activity continues to accelerate and represents an increasing portion of wholesale transactions across the industry. Online sales volume for ADESA represented approximately 58% of the total vehicles sold in 2019. Providing consistent, accurate and user-friendly online solutions remains a strategic priority. Advancing our online solutions allows us to connect more effectively with our current customers and engage with a broader range of geographically diverse customers. We will continue to make investments in our online technology to enhance the selling and buying experience for our customers. These investments involve creating a more streamlined user experience and embedding additional Company capabilities and offerings within our online tools.

Data and Analytics
The Company has observed increased demand from commercial customers (e.g., OEMs, insurance companies, finance companies, rental companies, large dealer groups, etc.) for more sophisticated, data-driven, end-to-end remarketing solutions. Specifically, customers are seeking tools, technology and information that simplify the auction process and help them make more efficient and better-informed buying and selling decisions. As a result, the Company continues to invest in both its data analytics capabilities and leadership. The Company aggregates its broad and unique data set captured through millions of auction transactions and ancillary and related services performed each year. As customer expectations and dependence on data continue to increase and evolve, the Company will further develop its data analytic capabilities.
In 2017, the Company acquired DRIVIN. DRIVIN aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles. The acquisition of DRIVIN and the combination of our analytic capabilities under the Data as a Service function help maximize value through data science. In 2019, an artificial-intelligence-based recommendation engine was introduced on the ADESA.com marketplace to show dealers which used cars are likely to sell fastest and generate the highest profit margins. We will continue to look for ways to link our data to our customers' decision making.
International
We have experience managing a global buyer base with relationships in over 80 countries. In addition, some of our recent acquisitions and ADESA U.K. have provided an initial foothold in Europe. In January 2019, we completed the acquisition of Belgium-based CarsOnTheWeb. The addition of CarsOnTheWeb, now known as ADESA Europe, places the Company in the major automotive marketplaces across Europe. Most of our international operations consist of online only auctions. We believe we are well positioned to grow internationally and we continue to identify opportunities to expand certain of our service offerings globally. We expect that our ability to efficiently layer in our product and technology licensing will allow us to enter other mature auction markets.

Mobility

With the increased use of vehicle sharing and the prospect of autonomous vehicles, we will look to identify opportunities to integrate our portfolio of service offerings with this emerging market segment. In February 2018, we acquired STRATIM Systems Inc., a mobility and fleet management software company that uses data analytics to help fleet owners manage, maintain and service their fleets.

Seamless Integration of All of Our Businesses

We believe that the Company’s collection of 74 whole car auction sites, along with their online counterparts, makes us uniquely qualified to provide the best set of remarketing marketplaces for our customers. Additionally, these venues provide the opportunity to anchor further expansion and growth of the catalog of integrated ancillary and related services offered by the Company. We also believe that providing a more unified customer experience is essential to growth. We are working to integrate all of our businesses by developing seamless access to all of our platforms that provides a more efficient and consistent experience to our customers.
Our Business Segments
We operate as two reportable business segments: ADESA Auctions and AFC. Our revenues for the year ended December 31, 2019 were distributed as follows: ADESA 87% and AFC 13%.
ADESA
Overview
We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our customer base through online auctions and auction facilities that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely via ADESA.com or in person. Our online service offerings include ADESA.com, ADESA Simulcast, DealerBlock and TradeRev and allow us to offer vehicles for sale from any location. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.
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
We offer both online and physical auctions as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We quickly transfer the vehicles and ownership to the buyer and the net funds to the seller. Vehicles are typically offered for sale at the physical auctions on at least a weekly basis at most locations and the auctions are simulcast over the Internet with streaming audio and video (ADESA Simulcast) so that remote bidders can participate via our online products. Our online auctions (DealerBlock) function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or in auctions that last for a few hours, days or even weeks. We also provide customized "private label" selling systems (including "buy now" functionality as well as online auctions) for our customers.
We generate revenue from auction fees paid by vehicle buyers and sellers, as well as fees from related services. Generally, we do not take title to or bear the risk of loss for vehicles sold at whole car auctions. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller. ADESA also sells vehicles that have been purchased, which represent less than 5% of total vehicles sold.
Customers
Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance subsidiaries, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "institutional customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). Buyers of vehicles at our whole car auctions primarily include franchised and independent used vehicle dealers.

Services
Our whole car auctions also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a "one-stop shop." Many of these services may be provided or purchased independently from the auction process, including:

Services	Description
Auction Related Services
ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage of consigned inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, photo services, post-sale inspections, security for consigned inventory, title processing, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers.

Transportation Services
We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through our subsidiary, CarsArrive and its Internet-based system which provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. The same system is utilized at our whole car auction locations; however, CarsArrive also arranges transportation for non-auction vehicles.

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

Title and Repossession Administration and Remarketing Services
PAR provides end-to-end management of the remarketing process including titling, repossession administration, inventory management, auction selection, pricing and representation of the vehicles at auction for those customers seeking to outsource all or just a portion of their remarketing needs. Recovery Database Network, Inc. ("RDN") is a specialized provider of B2B software and data solutions for automotive lenders and repossession companies. Clearplan is closely integrated with RDN, providing users with convenient data-flows and access to its recovery management platform.

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
We have local sales representatives who have experience in the used vehicle business and an intimate knowledge of local markets. These local representatives focus on the dealer segment and are complemented by a centralized team of inventory consultants matching buyers and inventory. Both the local sales representatives and the inventory consultants are managed by a corporate-level team focused on developing and implementing standard best practices and expanding relationships with major dealer groups. We believe this combination of a centralized structure with decentralized resources enhances relationships with the dealer community and may further increase dealer consignment business at our auctions.
Through our ADESA Analytical Services department, we also provide market analysis to our customers, as they use analytical techniques in making their remarketing decisions.
Online Solutions
Our current online solutions include:

ADESA Technology	Description
ADESA.com and ADESA DealerBlock®
This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at physical auction locations and is powered by Openlane technology. We also utilize this platform to provide certain selling capabilities for our consignors that facilitate the sale of vehicles prior to their arrival at a physical auction site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the vehicles offered for sale prior to their arrival at a physical auction site are "private-labeled" for the consignors.

ADESA Simulcast®
Our live auction Internet bidding solution, ADESA Simulcast®, operates in concert with our physical auctions and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. ADESA Simulcast® provides real-time streaming audio and video from the live auction and still images of vehicles and other data. Buyers inspect and evaluate the vehicle and listen to the live call of the auctioneer while viewing the physical auction that is underway.

TradeRev
This mobile app mimics the physical auction setting, enabling dealers to launch and participate in live, real-time auctions directly from their smartphone, tablet or desktop. TradeRev gives dealers the ability to start an auction any time of day and users can complete the entire transaction within the app, including optional inspection, title and arbitration services, instant live bids at appraisal, floorplan financing and transportation.

ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.
ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.

Competition
In the North American whole car auction industry, we compete with Manheim, a subsidiary of Cox Enterprises, Inc., OVE.com (Manheim's "Online Vehicle Exchange"), RMS Automotive (a subsidiary of Cox Enterprises, Inc.), SmartAuction (a subsidiary of Ally Bank), as well as several smaller chains of auctions, independent auctions and a number of digital auction platforms. In the United States, competition is strongest with Manheim for the supply of used vehicles from national institutional customers. In Canada, we are the largest provider of whole car vehicle auction services. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.
The whole car auction industry is highly fragmented in Europe where we compete primarily with British Car Auctions and Manheim. There are also a number of small independent auction operations throughout Europe.
In the dealer-to-dealer auction market, our mobile application, TradeRev, currently competes with ACV Auctions, BacklotCars, EBlock, Manheim Express, CarWave, TradeHelper and others.
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
AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through branches throughout North America. In 2019, AFC serviced approximately 1.8 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
Preferred Warranties, Inc. is a vehicle service contract business. We receive advance payments for the vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts, which range from 3 months to 7 years, on an individual contract basis. The average term of these contracts originated in 2019 was approximately 1.7 years. We currently purchase program insurance which provides for satisfaction of certain of the Company's vehicle service contracts related liabilities in the event the Company is unable to perform under the terms of specific vehicle service contracts covered by program insurance.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2019, approximately 84% of the vehicles floorplanned by AFC were vehicles purchased by dealers at any auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2019, we serviced auctions through 121 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2019, AFC had approximately 12,900 active dealers with an average line of credit of approximately $270,000 and no one dealer representing greater than 1.6% of our portfolio. An average of approximately 16 vehicles per active dealer were floorplanned with an approximate average value outstanding of $10,000 per vehicle as of December 31, 2019.

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
Collateral Management
Collateral management is an integral part of daily operations at each AFC branch and our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables branch and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Branch personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, approximately 70,000 routine audits, or lot checks, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from lot checks typically require branch personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
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
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.70 billion from a third-party facility for U.S. finance receivables at December 31, 2019. The agreement expires on January 28, 2022.
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
In the used vehicle remarketing industry, large numbers of vehicles are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. We have incurred, and may in the future incur, expenditures relating to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.
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

Employees
At December 31, 2019, we had a total of approximately 15,300 employees, of which approximately 11,200 were located in the U.S. and approximately 4,100 were located in Canada, Mexico, U.K. and Europe. Approximately 74% of our workforce consists of full-time employees. Currently, less than 1% of our total employees participate in collective bargaining agreements.
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
Available Information
Our web address is www.karglobal.com. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the nominating and corporate governance committee, the risk committee and the compensation committee of our board of directors are available on our website and available in print to any shareholder who requests it. The information posted on our website is not incorporated into this Annual Report.
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

We face significant competition for the supply of used vehicles, the buyers of those vehicles and the floorplan financing of these vehicles. Our principal sources of competition historically have come from: (1) direct competitors (e.g., Manheim and NextGear Capital), (2) new entrants, including new vehicle remarketing venues and dealer financing services, and (3) existing alternative vehicle remarketing venues. Due to the increasing use of the Internet and other technology as marketing and distribution channels, we also face increasing competition from online wholesale and retail vehicle selling platforms (generally without any meaningful physical presence) and from our own customers when they sell directly to end users through such platforms rather than remarket vehicles through our auctions and other channels. Increased competition could result in price reductions, reduced margins or loss of market share.

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

ADESA, through its physical and online wholesale vehicle platforms, currently competes with online wholesale and retail vehicle selling platforms, including OVE.com and RMS Automotive (both affiliated with Cox Enterprises, Inc.), SmartAuction, mobile applications (e.g., ACV Auctions and EBlock) and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our online and physical auctions to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.

In the dealer-to-dealer auction market, our mobile application, TradeRev, currently competes with ACV Auctions, BacklotCars, EBlock, Manheim Express, CarWave, TradeHelper and others. The dealer-to-dealer space is experiencing a digital disruption as competitors and new market participants introduce new technologies. If TradeRev is unable to compete and gain market share in the dealer-to-dealer space, our business and revenues may be negatively impacted.

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

Our strategy is to provide the best remarketing venue and analytical evidence for every vehicle. To execute our strategy, we are pursuing strategic initiatives that management considers critical to our long-term success, including but not limited to developing alternative marketplaces, expanding fleet mobility relationships, expanding our international footprint, establishing exceptional analytics capabilities, the seamless integration of all of our businesses, leveraging the Company's unique remarketing portfolio and data and growing the Company's buyer base. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. For example, if we are unsuccessful in continuing to generate significant cash provided by operations (we generated $380.8 million and $438.6 million of cash flow from continuing operations for the years ended December 31, 2019 and 2018, respectively), we may be unable to reinvest in our business, return capital to shareholders or reduce our outstanding indebtedness, which could negatively affect our financial position and results of operations and our ability to execute our other strategies. It could take several years to realize any direct financial benefits from these initiatives, if any direct financial benefits from these initiatives are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

We may be unable to meet or exceed our customers’ expectations, which could result in poor customer retention and adversely affect our operating results and financial condition.

We believe our future success depends in part on our ability to respond to changes in customer requirements and our ability to meet regulatory requirements for our customers. Our customers include vehicle manufacturers and their captive finance arms, vehicle leasing and rental companies, financial institutions, fleet management companies, franchised and independent used vehicle dealers, automotive wholesalers, insurance companies, non-profit organizations, automotive body shops, rebuilders, exporters and brokers. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.

ADESA's agreements with its largest institutional suppliers of used vehicles are generally subject to cancellation by either party upon 30 to 90 days' notice. In addition, it is common that institutional suppliers regularly review their relationships with whole car auctions through written requests for proposals. Such suppliers may from time to time require us to make changes to the way we do business as part of the request for proposal process. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers that disrupt our supplier base on similar terms, or at all, and our ability to grow and sustain profitability could be impaired.

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

Acquisitions and other strategies to expand our operations beyond North America subject us to significant risks and uncertainties. As a result, we may not be successful in realizing anticipated synergies or we may experience unanticipated integration expenses. As we continue to explore opportunities to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. There can be no assurance that we will identify appropriate international targets, acquire such businesses on favorable terms, or be able to successfully grow and integrate such organizations into our business. Operationally, acquired businesses typically depend on key relationships and our failure to maintain those relationships could have an adverse effect on our operating results and financial condition.

In addition, we anticipate that our non-U.S. based operations will continue to subject us to risks associated with operating on an international basis, including:

•	exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and profitability;

•	restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions, which may result in higher effective tax rates;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;

•	compliance with the Foreign Corrupt Practices Act;

•	compliance with various privacy regulations, including the General Data Protection Regulation ("GDPR");

•	dealing with unfamiliar regulatory agencies and laws favoring local competitors;

•	dealing with political and/or economic instability;

•	the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations;

•	localizing our product offerings; and

•	adapting to different business cultures and market structures.

As we continue to explore opportunities to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse effect on our operating results and financial condition.

Significant disruptions of information technology systems or breaches of information technology systems, infrastructure and business information could interfere with our operations and could compromise the confidentiality of private customer data, employee data or our proprietary information and adversely affect our business and reputation.

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

In addition, aspects of our operations and business are subject to privacy regulation in the United States and elsewhere, including the California Consumer Privacy Act ("CCPA"). We collect and store sensitive data, including the intellectual property, proprietary business information, proprietary business information of our customers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. Many U.S. states have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs, which could have a material adverse effect on our operating results. Our failure to comply with the privacy and data security/breach laws to which we are subject could also result in fines, sanctions and damage to our reputation and tradenames or the loss of significant customers.

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

Furthermore, online only auction platforms were utilized for the sale of approximately 42% of vehicles sold in North America by ADESA in 2019, compared with approximately 38% in 2018. If sellers and buyers increase the number of vehicles transacted on online only auction platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers physical auctions, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on online only auction platforms as compared with used vehicles sold at physical auctions occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.

Our business and operating results would be adversely affected if we lose one or more significant customers.

Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, institutional and dealer customers make no binding long-term commitments to us regarding consignment volumes. Any such customer could reduce its overall supply of vehicles for our auctions or otherwise seek to materially change the terms of its business relationship with us at any time. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2019, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.

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

The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale at our auctions and the demand for those used vehicles, the fee revenue per unit, loan losses for our dealer financing business and our ability to retain customers. When used vehicle prices are high, used vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them at auction. In addition, a sustained reduction in used vehicle pricing could result in a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.

If our facilities lack the capacity to accept additional vehicles, then our relationships with vehicle suppliers could be adversely affected.

We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. We may not be able to reach agreements to purchase or lease storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. In addition, we may not be able to renew or enter into new leases at commercially reasonable rates. If we fail to have sufficient capacity at one or more of our facilities, our relationships with vehicle suppliers could be adversely affected, which could adversely affect our operating results and financial condition.

Adverse economic conditions may negatively affect our business and results of operations.

Future adverse economic conditions could increase our exposure to several risks, including:

•
Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. During the past global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles received at auction in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.

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

Declining values for vehicles purchased could adversely affect our profitability.

ADESA sells consigned vehicles and vehicles that have been purchased (e.g., vehicles purchased through the ADESA Assurance program or by ADESA Europe and others). The number of vehicles purchased by ADESA continues to grow. When a vehicle is purchased and then resold, rather than sold on a consignment basis, we are exposed to inventory risks, including losses from theft, damage and obsolescence. In addition, when vehicles are purchased, we are subject to changes in vehicle values, which could adversely affect our revenue and profitability.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents in the United States and Canada. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

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

Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from Canada. Approximately 12% of our revenues were attributable to our Canadian operations for the year ended December 31, 2019. A decrease in the value of the Canadian currency relative to the U.S. dollar would reduce our profits from Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. A 1% decrease in the average Canadian exchange rate for the year ended December 31, 2019 would have impacted net income by approximately $0.3 million.

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

Increases in fuel prices may have an adverse effect on our revenues and operating results, as well as our earnings growth rates.

Increases in fuel prices may disproportionately affect the demand for sports cars, luxury vehicles, sport utility and full-sized vehicles which are generally not as fuel-efficient as smaller vehicles. Retail sales are a factor that affects the number of used vehicles sold at auction, wholesale prices of those vehicles and the conversion rates at used vehicle auctions. Additionally, higher fuel costs increase the cost of transportation and towing of vehicles and we may not be able to pass on such higher costs to our customers.

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

In the used vehicle remarketing industry, large numbers of vehicles are stored and/or refurbished at auction facilities and during that time minor releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. We have incurred and may in the future incur expenditures related to releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.

We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.

As of December 31, 2019, our total corporate debt was approximately $1.9 billion, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $325.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $27.4 million at December 31, 2019, which would reduce the $325.0 million available for borrowings under the credit facilities.

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

Future changes to tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

From time to time legislative proposals at the U.S. Federal, state and international level are made that would, if enacted, make significant changes to the tax laws that apply to the Company, including changes to corporate tax rates, allocation of profits amongst jurisdictions and other changes that reduce or eliminate deductions currently available to us. Such proposed changes in tax laws, if adopted, could adversely affect our business, financial condition, results of operations and cash flows.

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

•
We are subject to federal, state and international laws, directives and regulations relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information (e.g., GDPR and CCPA). These laws, directives, regulations and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction.

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

If the IAA spin-off does not qualify as a tax-free transaction for U.S. federal income tax purposes, the Company and its stockholders could be subject to substantial tax liabilities.

In connection with the spin-off of IAA, we received a private letter ruling from the Internal Revenue Service (the "IRS Ruling") and an opinion from our tax counsel on the basis of certain facts, representations, covenants and assumptions, substantially to the effect that, for U.S. federal income tax purposes, the distribution of IAA common shares in the spin-off qualified as a transaction that generally is tax-free to us and our stockholders, for U.S. federal income tax purposes, under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and the opinion of tax counsel relied on, among other things, various assumptions and representations as to factual matters made by the Company and IAA, which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached in the IRS Ruling and opinion. The opinion is not binding on the Internal Revenue Service (the “IRS”), or the courts, and notwithstanding the tax opinion, there can be no assurance that the qualification of the spin-off as a transaction under Sections 368(a)(1)(D) or 355 or other provisions of the Code will not be challenged by the IRS or by others in court, or that any such challenge would not prevail. Notwithstanding the IRS Ruling and the opinion, the IRS could determine on audit that the spin-off should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion is not correct or has been violated, or that the spin-off should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution, or if the IRS were to disagree with the conclusions of the tax opinion.

If the spin-off fails to qualify for tax-free treatment, we would, for U.S. federal income tax purposes, be treated as if we had sold the IAA common stock in a taxable sale for its fair market value, and our stockholders would be treated as receiving a taxable distribution in an amount equal to the fair market value of the IAA common stock received in the distribution. In addition, we and/or IAA could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or a tax matters agreement that we entered into with IAA, if it is ultimately determined that certain related transactions undertaken in anticipation of the spin-off are taxable.

We may be exposed to claims and liabilities as a result of the IAA spin-off, and IAA’s indemnification obligations may not fully protect us.
In connection with the spin-off, IAA agreed to indemnify the Company for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to protect us against the full amount of any liabilities that may arise, or that IAA will be able to fully satisfy its indemnification obligations. The failure to receive amounts for which we are entitled to indemnification could adversely affect our operating results and financial condition.

Risks Related to Ownership of Our Common Stock
The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders and could expose us to securities class action litigation.

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

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management. Likewise, following periods of volatility in the market price of a company's securities, securities class action litigation could be initiated. If such litigation were introduced against us, it could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 128,833,452 shares of common stock were outstanding as of December 31, 2019. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.

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

In October 2016, our board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock through October 26, 2019. Over the three-year period, all $500 million of the Company's common stock was repurchased under the October 2016 authorization. In October 2019, our board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock through October 30, 2021. As of December 31, 2019, none of the Company's common stock had been repurchased under the October 2019 authorization. No assurance can be given as to whether the board of directors will authorize additional shares for repurchase, which could cause the market value of our stock to decline.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased through 2034. At December 31, 2019, properties utilized by the ADESA business segment include 74 used vehicle auction facilities in North America, which are either owned or leased. Each auction is generally a multi-lane, drive-through facility, and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA facilities in North America consist on average of approximately 75 acres of land per site.
Of AFC's 121 locations in North America at December 31, 2019, 84 are physically located at auction facilities (including 63 at ADESA). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 14, 2020, there were two stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$300.0
November 1 - November 30	—	—	—	300.0
December 1 - December 31	—	—	—	300.0
Total	—	$—	—

(1)
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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment (and taking into account the value of the IAA, Inc. common shares distributed in the spin-off), for the period beginning on December 31, 2014 and ending on December 31, 2019, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Company/Index	Base Period 12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
KAR Auction Services, Inc.	$100	$110.00	$130.39	$158.99	$154.08	$191.50
S&P 400 Midcap Index	$100	$97.82	$118.11	$137.30	$122.08	$154.07
S&P 500 Index	$100	$101.38	$113.51	$138.29	$132.23	$173.86

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
Selected Financial Data of KAR Auction Services, Inc.
For the Years Ended December 31, 2019, 2018, 2017, 2016 and 2015
The following consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is based on our audited financial statements.

	Year Ended December 31,
(Dollars in millions except per share amounts)	2019	2018	2017	2016	2015
Operations:
Operating revenues
ADESA	$2,429.0	$2,101.9	$1,937.5	$1,765.3	$1,427.8
AFC	352.9	340.9	301.3	286.8	268.4
Total operating revenues	$2,781.9	$2,442.8	$2,238.8	$2,052.1	$1,696.2
Operating expenses (exclusive of depreciation and amortization)	2,279.1	1,930.3	1,740.8	1,595.3	1,318.8
Operating profit	314.1	340.1	326.5	304.2	245.3
Interest expense	189.5	191.2	163.2	137.9	90.6

Income from continuing operations	92.4	117.6	174.0	101.7	99.4
Income from continuing operations per share
Basic	0.70	0.88	1.28	0.74	0.71
Diluted	0.70	0.87	1.26	0.73	0.70
Weighted average shares outstanding
Basic	131.6	134.3	136.3	137.6	140.1
Diluted	132.9	135.7	138.0	139.1	142.3
Cash dividends declared per common share	1.08	1.40	1.31	1.19	1.08

	As of December 31,
	2019	2018	2017	2016	2015
Financial Position:
Working capital - continuing operations (1)	$726.8	$450.3	$513.2	$287.1	$96.0
Total assets from continuing operations	6,581.2	5,699.4	5,545.9	5,198.7	4,479.4
Total debt, net of unamortized debt issuance costs/discounts	1,890.1	2,667.4	2,680.1	2,470.3	1,865.1
Total stockholders' equity	1,650.2	1,464.2	1,484.9	1,397.3	1,386.1

	Year Ended December 31,
	2019	2018	2017	2016	2015
Other Financial Data:
Net cash provided by operating activities - continuing operations	$380.8	$438.6	$359.3	$242.9	$325.5
Capital expenditures	161.6	131.3	97.3	113.1	93.2
Depreciation and amortization	188.7	172.4	171.5	152.6	132.1
___________________________________________________________________

(1)	Working capital is defined as current assets less current liabilities.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	significant current competition and the introduction of new competitors;

•	competitive pricing pressures;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	costs associated with the acquisition of businesses or technologies;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	any losses of key personnel;

•	our ability to obtain land or renew/enter into new leases at commercially reasonable rates;

•	decreases in the number of used vehicles sold at physical auctions;

•	changes in the market value of vehicles auctioned;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles and commercial lending activities;

•	our ability to maintain our brand and protect our intellectual property;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	the taxable nature of the spin-off of our former salvage auction business;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2020.
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

•
The ADESA Auctions segment serves a domestic and international customer base through physical and online auctions and through 74 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, powered by Openlane technology, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2019, AFC conducted business at 121 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

The holding company is maintained separately from the two reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on finance leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only volumes and mobile application volumes, were approximately 11.5 million in 2018. Data for the whole car auction industry is collected by the NAAA through an annual survey. NAAA industry volumes for 2019 have not yet been released. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev), but we have included these volumes in our totals. We estimate that used vehicle auction volumes in North America in 2019 were approximately 12 million vehicles, including online only volumes and mobile application volumes. We expect that used vehicle auction volumes in North America, including online only volumes and mobile application volumes, will be over 11.5 million units in 2020, 2021 and 2022. Our estimates are based on information from the Bureau of Economic Analysis, IHS Automotive, Kontos Total Market Estimates, NAAA's annual survey and management estimates.
In addition to the traditional whole car auction market and online only venues described above, which we estimate have sold near 11 million units in each of the last few years, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car by approximately 5 million units. We are incurring costs to grow TradeRev in the U.S. and Canada. TradeRev incurred operating losses of $71.5 million and $53.0 million for the year ended December 31, 2019 and 2018, respectively.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 16,100 dealers in 2019, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1,800,000 in 2019.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2019 and 2018:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2019	2018
Revenues
Auction fees and services revenue	$2,133.5	$1,985.1
Purchased vehicle sales	295.5	116.8
Finance-related revenue	352.9	340.9
Total revenues	2,781.9	2,442.8
Cost of services*	1,617.1	1,321.5
Gross profit*	1,164.8	1,121.3
Selling, general and administrative	662.0	608.8
Depreciation and amortization	188.7	172.4
Operating profit	314.1	340.1
Interest expense	189.5	191.2
Other income, net	(7.7)	(3.0)
Loss on extinguishment of debt	2.2	—
Income from continuing operations before income taxes	130.1	151.9
Income taxes	37.7	34.3
Net income from continuing operations	92.4	117.6
Net income from discontinued operations	96.1	210.4
Net income	$188.5	$328.0
Net income from continuing operations per share
Basic	$0.70	$0.88
Diluted	$0.70	$0.87

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2019, we had revenue of $2,781.9 million compared with revenue of $2,442.8 million for the year ended December 31, 2018, an increase of 14%. Businesses acquired accounted for an increase in revenue of $193.0 million or 7% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $16.3 million, or 9%, to $188.7 million for the year ended December 31, 2019, compared with $172.4 million for the year ended December 31, 2018. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2019.
Interest Expense
Interest expense decreased $1.7 million, or 1%, to $189.5 million for the year ended December 31, 2019, compared with $191.2 million for the year ended December 31, 2018. The decrease was primarily attributable to a decrease of approximately $447.5 million in the average outstanding balance of corporate debt for the year ended December 31, 2019 compared with the year ended December 31, 2018, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019 and a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019, partially offset by an increase in the weighted average interest rate for the same period of approximately 0.3%.

Loss on Extinguishment of Debt
In September 2019, we amended our Credit Agreement and recorded a $2.2 million pretax charge primarily resulting from the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5.
Income Taxes
We had an effective tax rate of 29.0% for the year ended December 31, 2019, compared with an effective tax rate of 22.6% for the year ended December 31, 2018. The lower effective tax rate for the year ended December 31, 2018 was the result of favorable state tax law changes and higher deductions for stock compensation in 2018.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation ("Separation") of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations for all periods presented. For the year ended December 31, 2019 and 2018, the Company's financial statements included income from discontinued operations of $96.1 million and $210.4 million, respectively. The operating results included one-time transaction costs of approximately $31.3 million and $8.1 million for the year ended December 31, 2019 and 2018, respectively, in connection with the Separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off. For a further discussion, reference Note 4 of the notes to the consolidated financial statements.
Impact of Foreign Currency
The strengthening of the U.S. dollar has impacted the reporting of our Canadian operations in U.S. dollars. For the year ended December 31, 2019, fluctuations in the Canadian exchange rate decreased revenue by $7.5 million, operating profit by $1.6 million, net income by $0.6 million and net income per diluted share by less than $0.01.
ADESA Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2019	2018
Auction fees and services revenue	$2,133.5	$1,985.1
Purchased vehicle sales	295.5	116.8
Total ADESA revenue	2,429.0	2,101.9
Cost of services*	1,520.7	1,230.8
Gross profit*	908.3	871.1
Selling, general and administrative	494.3	435.8
Depreciation and amortization	149.9	127.5
Operating profit	$264.1	$307.8
Vehicles sold	3,784,000	3,472,000
Institutional vehicles sold in North America	2,653,000	2,401,000
Dealer consignment vehicles sold in North America	1,018,000	1,027,000
Vehicles sold in Europe	113,000	44,000
Percentage of vehicles sold online	58%	54%
Conversion rate at North American physical auctions	62.8%	61.6%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$884	$844
Online only revenue per vehicle sold, excluding purchased vehicles	$149	$121

* Exclusive of depreciation and amortization

Revenue
Revenue from ADESA increased $327.1 million, or 16%, to $2,429.0 million for the year ended December 31, 2019, compared with $2,101.9 million for the year ended December 31, 2018. The increase in revenue was the result of an increase in the number of vehicles sold and increased proceeds from purchased vehicle sales, partially offset by a decrease in average revenue per vehicle sold, excluding purchased vehicle sales. Businesses acquired in the last 12 months accounted for an increase in revenue of $193.0 million, of which $131.7 million was included in "Purchased vehicle sales." The increase in revenue included the impact of a decrease in revenue of $6.9 million due to fluctuations in the Canadian exchange rate.
The increase in vehicles sold was primarily attributable to an 11% increase in institutional volume (10% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 3% increase in dealer consignment units sold for the year ended December 31, 2019 compared with the year ended December 31, 2018. Online sales volume for ADESA represented approximately 58% of the total vehicles sold in 2019, compared with approximately 54% in 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio of the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast or DealerBlock, accounted for approximately 73% of ADESA's North American online sales volume. ADESA sold approximately 1,533,000 (including approximately 157,000 from TradeRev) and 1,304,000 (including approximately 117,000 from TradeRev) vehicles through its North American online only offerings in 2019 and 2018, respectively. For the year ended December 31, 2019, dealer consignment vehicles represented approximately 40% of used vehicles sold at ADESA physical auction locations, compared with approximately 42% for the year ended December 31, 2018. Vehicles sold at physical auction locations increased approximately 1% in 2019, compared with 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 62.8% for the year ended December 31, 2019, compared with 61.6% for the year ended December 31, 2018.
Physical auction revenue per vehicle sold increased $40, or 5%, to $884 for the year ended December 31, 2019, compared with $844 for the year ended December 31, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes purchased vehicle sales. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices, partially offset by a decrease in physical auction revenue per vehicle sold of $3 due to fluctuation in the Canadian exchange rate.
Online only auction revenue per vehicle sold increased $96 to $235 for the year ended December 31, 2019, compared with $139 for the year ended December 31, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicle sales associated with the ADESA Assurance Program, the increase in TradeRev revenue and the inclusion of CarsOnTheWeb sales. The entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $149 and $121 for the year ended December 31, 2019 and 2018, respectively. The $28 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the year ended December 31, 2019, gross profit for ADESA increased $37.2 million, or 4%, to $908.3 million, compared with $871.1 million for the year ended December 31, 2018. Gross profit for ADESA was 37.4% of revenue for the year ended December 31, 2019, compared with 41.4% of revenue for the year ended December 31, 2018. Gross profit as a percentage of revenue decreased for the year ended December 31, 2019 as compared with the year ended December 31, 2018 as a result of an increase in purchased vehicle sales primarily related to the acquisition of COTW and increased activity under ADESA Assurance. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 42.6% and 43.9% for the year ended December 31, 2019 and 2018, respectively. The remaining decrease in gross profit as a percentage of revenue relates to growth in lower margin ancillary and related services. Businesses acquired in the last 12 months accounted for an increase in cost of services of $164.8 million for the year ended December 31, 2019.
For the year ended December 31, 2019, High Tech Locksmiths, a subsidiary of ADESA, incurred an inventory loss of approximately $5.4 million. In December 2019, the Company recovered approximately $4 million related to expenses incurred in previous quarters.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $58.5 million, or 13%, to $494.3 million for the year ended December 31, 2019, compared with $435.8 million for the year ended December 31, 2018, primarily due to increases in costs associated with TradeRev aggregating $25.4 million, acquisitions of $21.2 million, incentive-based compensation of $6.6 million, information technology costs of $6.1 million, severance of $3.7 million, professional fees of $1.7 million, benefit related expense of $1.7 million, telecom costs of $1.0 million and other miscellaneous expenses aggregating $1.3 million, partially offset by a decrease in compensation expense of $3.9 million, fluctuations in the Canadian exchange rate of $2.0 million, and decreases in marketing costs of $1.6 million, stock-based compensation of $1.5 million and travel expenses of $1.2 million.
AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2019	2018
Finance-related revenue
Interest and fee income	$342.1	$327.3
Other revenue	10.9	13.1
Provision for credit losses	(35.3)	(32.9)
Warranty contract revenue	35.2	33.4
Total AFC revenue	352.9	340.9
Cost of services*	96.4	90.7
Gross profit*	256.5	250.2
Selling, general and administrative	25.6	30.7
Depreciation and amortization	10.3	16.0
Operating profit	$220.6	$203.5
Loan transactions	1,783,000	1,760,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$178	$175

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2019, AFC revenue increased $12.0 million, or 4%, to $352.9 million, compared with $340.9 million for the year ended December 31, 2018. The increase in revenue was the result of a 2% increase in revenue per loan transaction and a 1% increase in loan transactions. The increase in revenue included the impact of a decrease in revenue of $0.6 million due to fluctuations in the Canadian exchange rate.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $3, or 2%, primarily as a result of an increase in interest yield as a result of prime rate increases and an increase in average loan values, partially offset by a decrease in floorplan fee per unit and an increase in provision for credit losses for the year ended December 31, 2019. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses remained constant at 1.7% of the average managed receivables for the year ended December 31, 2019 and 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the year ended December 31, 2019, gross profit for the AFC segment increased $6.3 million, or 3%, to $256.5 million, or 72.7% of revenue, compared with $250.2 million, or 73.4% of revenue, for the year ended December 31, 2018. The decrease in gross profit as a percent of revenue was primarily the result of a 6% increase in cost of services. The increase in cost of services was the result of increases in PWI expenses of $3.7 million, compensation expense of $2.4 million, travel expenses of $1.6 million and other miscellaneous expenses aggregating $0.5 million, partially offset by decreases in lot checks of $1.7 million and incentive-based compensation of $0.8 million.

Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $5.1 million, or 17%, to $25.6 million for the year ended December 31, 2019, compared with $30.7 million for the year ended December 31, 2018 primarily as a result of decreases in travel expenses of $1.7 million, incentive-based compensation of $1.6 million, compensation expense of $1.1 million and stock-based compensation expense of $0.8 million, partially offset by other miscellaneous expenses aggregating $0.1 million.
Holding Company Results

	Year Ended December 31,
(Dollars in millions)	2019	2018
Selling, general and administrative	$142.1	$142.3
Depreciation and amortization	28.5	28.9
Operating loss	$(170.6)	$(171.2)
Selling, General and Administrative
For the year ended December 31, 2019, selling, general and administrative expenses at the holding company decreased $0.2 million, or less than 1%, to $142.1 million, compared with $142.3 million for the year ended December 31, 2018. For the year ended December 31, 2019 compared with the year ended December 31, 2018, there were decreases in incentive-based compensation of $5.7 million, compensation expense of $4.3 million, professional fees of $1.3 million and other miscellaneous expenses aggregating $3.9 million, partially offset by increases in severance of $5.7 million, information technology costs of $5.1 million, stock-based compensation of $2.2 million and telecom costs of $2.0 million.
Overview of Results of KAR Auction Services, Inc. for the Year Ended December 31, 2017:
An overview of the results of KAR Auction Services, Inc. for the year ended December 31, 2017 was included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 21, 2019.

Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2019 and 2018:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2019	2018
Revenues
Auction fees and services revenue	$504.0	$475.3
Purchased vehicle sales	79.3	33.2
Finance-related revenue	88.0	85.3
Total revenues	671.3	593.8
Cost of services*	394.9	332.3
Gross profit*	276.4	261.5
Selling, general and administrative	164.7	148.7
Depreciation and amortization	50.1	42.6
Operating profit	61.6	70.2
Interest expense	39.5	52.5
Other (income) expense, net	(2.5)	0.8
Income from continuing operations before income taxes	24.6	16.9
Income taxes	9.3	1.8
Net income from continuing operations	15.3	15.1
Net income from discontinued operations	4.5	52.2
Net income	$19.8	$67.3
Net income from continuing operations per share
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2019, we had revenue of $671.3 million compared with revenue of $593.8 million for the three months ended December 31, 2018, an increase of 13%. Businesses acquired accounted for an increase in revenue of $55.1 million or 8% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $7.5 million, or 18%, to $50.1 million for the three months ended December 31, 2019, compared with $42.6 million for the three months ended December 31, 2018. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the asset of businesses acquired in 2019.
Interest Expense
Interest expense decreased $13.0 million, or 25%, to $39.5 million for the three months ended December 31, 2019, compared with $52.5 million for the three months ended December 31, 2018. The decrease was primarily attributable to a decrease of approximately $793.8 million in the average outstanding balance of corporate debt for the three months ended December 31, 2019 compared with the three months ended December 31, 2018, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019, as well as a decrease in the weighted average interest rate for the same period of approximately 0.3%. In addition, there was a decrease in interest expense at AFC of $1.2 million, which resulted from a decrease in incremental interest rates for the three months ended December 31, 2019, as compared with the three months ended December 31, 2018.

Income Taxes
We had an effective tax rate of 37.8% for the three months ended December 31, 2019, compared with an effective tax rate of 10.7% for the three months ended December 31, 2018. Excluding the effect of the discrete items, our effective tax rate for the three months ended December 31, 2019 and 2018 would have been 32.7% and 29.6%, respectively.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the Separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations for all periods presented. For the three months ended December 31, 2019 and 2018, the Company's financial statements included income from discontinued operations of $4.5 million and $52.2 million, respectively. The $4.5 million recorded for the three months ended December 31, 2019 related to income taxes. For further discussion, reference Note 4 of the notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended December 31, 2019, the average Canadian exchange rate was consistent with the rate for the three months ended December 31, 2018.
ADESA Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2019	2018
Auction fees and services revenue	$504.0	$475.3
Purchased vehicle sales	79.3	33.2
Total ADESA revenue	583.3	508.5
Cost of services*	370.9	309.8
Gross profit*	212.4	198.7
Selling, general and administrative	124.1	106.9
Depreciation and amortization	39.7	33.1
Operating profit	$48.6	$58.7
Vehicles sold	887,000	811,000
Institutional vehicles sold in North America	623,000	568,000
Dealer consignment vehicles sold in North America	234,000	233,000
Vehicles sold in Europe	30,000	10,000
Percentage of vehicles sold online	59%	54%
Conversion rate at North American physical auctions	58.4%	58.5%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$886	$868
Online only revenue per vehicle sold, excluding purchased vehicles	$155	$122

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $74.8 million, or 15%, to $583.3 million for the three months ended December 31, 2019, compared with $508.5 million for the three months ended December 31, 2018. The increase in revenue was the result of an increase in the number of vehicles sold and increased proceeds from purchased vehicle sales, partially offset by a decrease in average revenue per vehicle, excluding purchased vehicle sales. Businesses acquired in the last 12 months accounted for an increase in revenue of $55.1 million, of which $37.7 million was included in "Purchased vehicle sales."
The increase in vehicles sold was primarily attributable to an 11% increase in institutional volume (9% increase excluding acquisitions), including vehicles sold on our online only platform, as well as a 6% increase in dealer consignment units sold for the three months ended December 31, 2019 compared with the three months ended December 31, 2018. Online sales volume for ADESA represented approximately 59% of the total vehicles sold in the fourth quarter of 2019, compared with approximately 54% in the fourth quarter of 2018. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio of the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast or DealerBlock, accounted for approximately 73% of ADESA's North American online sales volume. ADESA sold approximately 355,000 (including 38,000 from TradeRev) and 306,000 (including 31,000 from TradeRev) vehicles through its North American online only offerings in the fourth quarter of 2019 and 2018, respectively. For the three months ended December 31, 2019, dealer consignment vehicles represented approximately 39% of used vehicles sold at ADESA physical auction locations, compared with approximately 40% for the three months ended December 31, 2018. Vehicles sold at physical auction locations increased approximately 1% in the fourth quarter of 2019, compared with the fourth quarter of 2018. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 58.4% for the three months ended December 31, 2019, compared with 58.5% for the three months ended December 31, 2018.
Physical auction revenue per vehicle sold increased $18, or 2%, to $886 for the three months ended December 31, 2019, compared with $868 for the three months ended December 31, 2018. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary and other related services revenue and auction fees related to higher average transaction prices.
Online only auction revenue per vehicle sold increased $123 to $259 for the three months ended December 31, 2019, compared with $136 for the three months ended December 31, 2018. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicle sales associated with the ADESA Assurance Program, the increase in TradeRev revenue and the inclusion of CarsOnTheWeb sales. The entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $155 and $122 for the three months ended December 31, 2019 and 2018, respectively. The $33 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of CarsOnTheWeb.
Gross Profit
For the three months ended December 31, 2019, gross profit for ADESA increased $13.7 million, or 7%, to $212.4 million, compared with $198.7 million for the three months ended December 31, 2018. Gross profit for ADESA was 36.4% of revenue for the three months ended December 31, 2019, compared with 39.1% of revenue for the three months ended December 31, 2018. Gross profit as a percentage of revenue decreased for the three months ended December 31, 2019 as compared with the three months ended December 31, 2018 as a result of an increase in purchased vehicle sales primarily related to the acquisition of COTW and increased activity under ADESA Assurance. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 42.1% and 41.8% for the three months ended December 31, 2019 and 2018, respectively. Businesses acquired in the last 12 months accounted for an increase in cost of services of $47.1 million for the three months ended December 31, 2019. In addition, in December 2019, the Company recovered approximately $4 million related to expenses incurred at High Tech Locksmiths in previous quarters.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $17.2 million, or 16%, to $124.1 million for the three months ended December 31, 2019, compared with $106.9 million for the three months ended December 31, 2018, primarily due to increases in incentive-based compensation of $6.1 million, costs associated with TradeRev aggregating $5.6 million, acquisitions of $4.7 million, severance of $3.4 million and other miscellaneous expenses aggregating $1.3 million, partially offset by decreases in compensation expense of $2.6 million and professional fees of $1.3 million.

AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2019	2018
Finance-related revenue
Interest and fee income	$86.0	$84.2
Other revenue	2.8	3.5
Provision for credit losses	(9.8)	(10.8)
Warranty contract revenue	9.0	8.4
Total AFC revenue	88.0	85.3
Cost of services*	24.0	22.5
Gross profit*	64.0	62.8
Selling, general and administrative	6.1	7.1
Depreciation and amortization	2.7	2.4
Operating profit	$55.2	$53.3
Loan transactions	443,000	428,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$178	$180

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2019, AFC revenue increased $2.7 million, or 3%, to $88.0 million, compared with $85.3 million for the three months ended December 31, 2018. The increase in revenue was the result of a 4% increase in loan transactions, partially offset by a 1% decrease in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $2, or 1%, primarily as a result of a decrease in interest yield as a result of prime rate changes, a decrease in floorplan fee per unit and a decrease in average portfolio duration, partially offset by a decrease in provision for credit losses for the three months ended December 31, 2019. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses decreased to 1.9% of the average managed receivables for the three months ended December 31, 2019 from 2.2% for the three months ended December 31, 2018. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended December 31, 2019, gross profit for the AFC segment increased $1.2 million, or 2%, to $64.0 million, or 72.7% of revenue, compared with $62.8 million, or 73.6% of revenue, for the three months ended December 31, 2018, primarily as a result of a 3% increase in revenue, partially offset by a 7% increase in cost of services. The increase in cost of services was the result of increases in PWI expenses of $1.0 million, compensation expense of $0.6 million and travel expenses of $0.4 million, partially offset by a decrease in collection expenses of $0.5 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.0 million, or 14%, to $6.1 million for the three months ended December 31, 2019, compared with $7.1 million for the three months ended December 31, 2018. The decrease in selling, general and administrative expenses was primarily attributable to decreases in travel expenses of $0.5 million, incentive-based compensation of $0.4 million and other miscellaneous expenses aggregating $0.1 million.

Holding Company Results

	Three Months Ended December 31,
(Dollars in millions)	2019	2018
Selling, general and administrative	$34.5	$34.7
Depreciation and amortization	7.7	7.1
Operating loss	$(42.2)	$(41.8)
Selling, General and Administrative
For the three months ended December 31, 2019, selling, general and administrative expenses at the holding company decreased $0.2 million, or 1%, to $34.5 million, compared with $34.7 million for the three months ended December 31, 2018. For the three months ended December 31, 2019 compared with the three months ended December 31, 2018, there were decreases in professional fees of $2.7 million, incentive-based compensation of $1.8 million, compensation expense of $1.7 million, medical expenses of $0.8 million and other miscellaneous expenses aggregating $0.4 million, partially offset by increases in severance of $4.4 million, information technology costs of $1.7 million and stock-based compensation of $1.1 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	December 31,
(Dollars in millions)	2019	2018
Cash and cash equivalents	$507.6	$277.1
Restricted cash	53.3	27.6
Working capital	726.8	450.3
Amounts available under revolving credit facility*	325.0	350.0
Cash flow from operations for the year ended	380.8	438.6

*
There were related outstanding letters of credit totaling approximately $27.4 million and $32.9 million at December 31, 2019 and 2018, respectively, which reduced the amount available for borrowings under the revolving credit facility.

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
Approximately $153.2 million of available cash was held by our foreign subsidiaries at December 31, 2019. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits. We expect any applicable taxes to be less than $8 million.

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
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation of its salvage auction business, IAA, through a spin-off. As part of the spin-off, the Company raised $1.3 billion in debt, consisting of $800 million in term loans and $500 million aggregate principal amount of 5.50% Senior Notes. This debt was transferred to IAA, upon which IAA paid a cash dividend to KAR of approximately $1,278.0 million. The dividend amount was used to prepay a portion of KAR's term loans, as further discussed in the Credit Facilities discussion below.
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

The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swing line loans.
Term Loan B-6 was issued at a discount of $2.4 million and the discount is being amortized using the effective interest method to interest expense over the term of the loan. Term Loan B-6 is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments commenced on December 31, 2019, with the balance payable at the maturity date.
As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The rate on Term Loan B-6 was 4.06% at December 31, 2019.
On December 31, 2019, $947.6 million was outstanding on Term Loan B-6 and there were no borrowings on the Revolving Credit Facility. In addition, we had related outstanding letters of credit in the aggregate amount of $27.4 million and $32.9 million at December 31, 2019 and December 31, 2018, respectively, which reduce the amount available for borrowings under the revolving credit facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at December 31, 2019. However, there were related letters of credit outstanding totaling approximately C$1.0 million at December 31, 2019, which reduce amounts available under the Canadian line of credit. In addition, our European operations have lines of credit aggregating $33.6 million (€30 million) of which $19.3 million was drawn at December 31, 2019.
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
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a Consolidated Senior Secured Net Leverage Ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The Consolidated Senior Secured Net Leverage Ratio is calculated as total senior secured debt divided by the last four quarters consolidated Adjusted EBITDA. Senior secured net debt includes term loan borrowings, revolving loans and finance lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The Consolidated Senior Secured Net Leverage Ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended December 31, 2019, the Consolidated Senior Secured Net Leverage Ratio could not exceed 3.5. Our Consolidated Senior Secured Net Leverage Ratio, including finance lease obligations of $27.3 million, was 1.7 at December 31, 2019.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 12, "Long-Term Debt" for additional information) contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2019.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at December 31, 2019.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at December 31, 2019. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,115.2 million and $2,014.8 million at December 31, 2019 and December 31, 2018, respectively. AFC's allowance for losses was $15.0 million and $14.0 million at December 31, 2019 and December 31, 2018, respectively.
As of December 31, 2019 and December 31, 2018, $2,061.6 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,461.2 million and $1,445.3 million of obligations collateralized by finance receivables at December 31, 2019 and December 31, 2018, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement. There were unamortized securitization issuance costs of approximately $13.2 million and $19.4 million at December 31, 2019 and December 31, 2018, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2019, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended December 31, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$35.0	$31.4	$(51.1)	$15.3
Add back:
Income taxes	13.3	9.7	(13.7)	9.3
Interest expense, net of interest income	0.5	15.1	22.7	38.3
Depreciation and amortization	39.7	2.7	7.7	50.1
Intercompany interest	(1.8)	(1.0)	2.8	—
EBITDA	86.7	57.9	(31.6)	113.0
Intercompany charges	3.1	—	(3.1)	—
Non-cash stock-based compensation	2.2	0.4	2.6	5.2
Acquisition related costs	1.7	—	0.2	1.9
Securitization interest	—	(13.0)	—	(13.0)
Loss on asset sales	0.4	—	—	0.4
Severance	4.9	0.3	4.4	9.6
Foreign currency (gains)/losses	(0.4)	—	0.7	0.3
Other	3.8	—	0.8	4.6
Total addbacks	15.7	(12.3)	5.6	9.0
Adjusted EBITDA	$102.4	$45.6	$(26.0)	$122.0

	Three Months Ended December 31, 2018
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$38.1	$29.5	$(52.5)	$15.1
Add back:
Income taxes	11.1	8.7	(18.0)	1.8
Interest expense, net of interest income	0.1	16.3	34.8	51.2
Depreciation and amortization	33.1	2.4	7.1	42.6
Intercompany interest	4.2	(1.1)	(3.1)	—
EBITDA	86.6	55.8	(31.7)	110.7
Intercompany charges	4.3	—	(4.3)	—
Non-cash stock-based compensation	2.4	0.6	1.5	4.5
Acquisition related costs	1.1	—	1.0	2.1
Securitization interest	—	(14.5)	—	(14.5)
Loss on asset sales	0.4	—	—	0.4
Severance	1.7	0.1	0.1	1.9
Foreign currency losses	1.9	—	1.8	3.7
IAA allocated costs	—	—	1.3	1.3
Other	0.4	—	—	0.4
Total addbacks	12.2	(13.8)	1.4	(0.2)
Adjusted EBITDA	$98.8	$42.0	$(30.3)	$110.5

	Year Ended December 31, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$174.3	$120.0	$(201.9)	$92.4
Add back:
Income taxes	67.3	41.9	(71.5)	37.7
Interest expense, net of interest income	2.3	63.7	120.4	186.4
Depreciation and amortization	149.9	10.3	28.5	188.7
Intercompany interest	11.7	(5.1)	(6.6)	—
EBITDA	405.5	230.8	(131.1)	505.2
Intercompany charges	13.5	—	(13.5)	—
Non-cash stock-based compensation	7.8	1.6	10.9	20.3
Loss on extinguishment of debt	—	—	2.2	2.2
Acquisition related costs	6.5	—	5.7	12.2
Securitization interest	—	(54.9)	—	(54.9)
Loss on asset sales	2.1	—	—	2.1
Severance	9.1	0.4	5.8	15.3
Foreign currency (gains)/losses	(1.5)	—	0.8	(0.7)
IAA allocated costs	—	—	2.3	2.3
Other	5.0	—	1.0	6.0
Total addbacks	42.5	(52.9)	15.2	4.8
Adjusted EBITDA	$448.0	$177.9	$(115.9)	$510.0

	Year Ended December 31, 2018
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$203.3	$112.0	$(197.7)	$117.6
Add back:
Income taxes	69.1	35.4	(70.2)	34.3
Interest expense, net of interest income	1.0	59.3	127.0	187.3
Depreciation and amortization	127.5	16.0	28.9	172.4
Intercompany interest	19.8	(3.2)	(16.6)	—
EBITDA	420.7	219.5	(128.6)	511.6
Intercompany charges	15.3	—	(15.3)	—
Non-cash stock-based compensation	9.3	2.3	8.8	20.4
Acquisition related costs	4.8	—	2.5	7.3
Securitization interest	—	(51.5)	—	(51.5)
Loss on asset sales	1.7	—	—	1.7
Severance	5.0	0.6	0.1	5.7
Foreign currency losses	1.9	—	1.8	3.7
IAA allocated costs	—	—	5.2	5.2
Other	1.1	—	—	1.1
Total addbacks	39.1	(48.6)	3.1	(6.4)
Adjusted EBITDA	$459.8	$170.9	$(125.5)	$505.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Net income (loss)	$77.8	$55.6	$35.3	$19.8	$188.5
Less: Income from discontinued operations	62.5	28.2	0.9	4.5	96.1
Income from continuing operations	15.3	27.4	34.4	15.3	92.4
Add back:
Income taxes	6.5	8.7	13.2	9.3	37.7
Interest expense, net of interest income	55.9	55.0	37.2	38.3	186.4
Depreciation and amortization	44.3	47.9	46.4	50.1	188.7
EBITDA	122.0	139.0	131.2	113.0	505.2
Non-cash stock-based compensation	6.6	4.0	4.5	5.2	20.3
Loss on extinguishment of debt	—	—	2.2	—	2.2
Acquisition related costs	3.9	3.7	2.7	1.9	12.2
Securitization interest	(14.8)	(13.8)	(13.3)	(13.0)	(54.9)
Loss on asset sales	0.5	0.4	0.8	0.4	2.1
Severance	3.7	1.1	0.9	9.6	15.3
Foreign currency (gains)/losses	(0.6)	—	(0.4)	0.3	(0.7)
IAA allocated costs	1.4	0.9	—	—	2.3
Other	0.2	0.6	0.6	4.6	6.0
Total addbacks	0.9	(3.1)	(2.0)	9.0	4.8
Adjusted EBITDA	$122.9	$135.9	$129.2	$122.0	$510.0

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2019	2018
Net cash provided by (used by):
Operating activities - continuing operations	$380.8	$438.6
Operating activities - discontinued operations	161.2	284.3
Investing activities - continuing operations	(415.0)	(315.1)
Investing activities - discontinued operations	(37.4)	(66.1)
Financing activities - continuing operations	(1,163.8)	(315.8)
Financing activities - discontinued operations	1,317.6	(4.3)
Effect of exchange rate on cash	12.8	(20.4)
Net increase in cash, cash equivalents and restricted cash	$256.2	$1.2
Cash flow from operating activities (continuing operations) was $380.8 million for the year ended December 31, 2019, compared with $438.6 million for the year ended December 31, 2018. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as decreased profitability, partially offset by a net increase in non-cash item adjustments.
Net cash used by investing activities (continuing operations) was $415.0 million for the year ended December 31, 2019, compared with $315.1 million for the year ended December 31, 2018. The increase in net cash used by investing activities was primarily attributable to:

•	an increase in cash used for acquisitions of approximately $75.5 million; and

•	an increase in cash used for capital expenditures of approximately $30.3 million;
partially offset by:

•	a net decrease in finance receivables held for investment of approximately $5.9 million.
Net cash used by financing activities (continuing operations) was $1,163.8 million for the year ended December 31, 2019, compared with $315.8 million for the year ended December 31, 2018. The increase in net cash used by financing activities was primarily attributable to:

•
an increase in net payments on debt of approximately $784.4 million. The Company used net cash provided by financing activities from discontinued operations (cash received from IAA in the Separation) to prepay approximately $1.3 billion of its term loan debt in the second quarter of 2019. In addition, in the third quarter of 2019, the Company refinanced the outstanding Term Loan B-4 and Term Loan B-5 and repaid the remaining amount on the 2017 Revolving Credit Facility with the new Term Loan B-6;

•	a net decrease in the obligations collateralized by finance receivables of approximately $97.6 million; and

•	an increase in cash transferred to IAA in connection with the Separation of $50.9 million;
partially offset by:

•	a decrease in common stock repurchases of approximately $30.3 million;

•	a decrease in dividends paid to stockholders of approximately $24.0 million;

•	a $19.3 million increase in borrowings from the lines of credit; and

•	a smaller decrease in book overdrafts in 2019 compared with 2018 of approximately $16.0 million.

Capital Expenditures
Capital expenditures for the years ended December 31, 2019 and 2018 approximated $161.6 million and $131.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $135 million for fiscal year 2020. Approximately half of the 2020 capital expenditures are expected to relate to technology-based investments, including improvements in information technology systems and infrastructure. Other anticipated capital expenditures are primarily attributable to improvements and expansion at the Company's facilities. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
Subject to board of director approval, we expect to pay a quarterly dividend of $0.19 per share using cash flow from operations, representing an annualized dividend of $0.76 per share. The following dividend information has been released for 2019 and 2020:

•	On February 18, 2020, the Company announced a cash dividend of $0.19 per share that is payable on April 3, 2020, to stockholders of record at the close of business on March 20, 2020.

•	On November 5, 2019, the Company announced a cash dividend of $0.19 per share that was paid on January 3, 2020, to stockholders of record at the close of business on December 20, 2019.

•	On August 6, 2019, the Company announced a cash dividend of $0.19 per share that was paid on October 3, 2019, to stockholders of record at the close of business on September 20, 2019.

•	On May 7, 2019, the Company announced a cash dividend of $0.35 per share that was paid on June 17, 2019, to stockholders of record at the close of business on June 3, 2019.

•	On February 19, 2019, the Company announced a cash dividend of $0.35 per share that was paid on April 4, 2019, to stockholders of record at the close of business on March 22, 2019.
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

The aggregate purchase price for the businesses acquired in 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million based on an option pricing valuation model. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $142.6 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2019.
Recent Developments
In January 2020, the Company entered into pay-fixed interest rate swaps with a notional amount of $500 million to swap variable rate interest payments under its term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2019. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. The following summarizes our contractual cash obligations as of December 31, 2019 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$325 million Revolving Credit Facility	$—	$—	$—	$—	$—
Term Loan B-6 (a)	947.6	9.5	19.0	19.0	900.1
Senior notes (a)	950.0	—	—	—	950.0
European lines of credit	19.3	19.3	—	—	—
Finance lease obligations (b)	29.2	14.5	14.3	0.4	—
Interest payments relating to long-term debt (c)	518.6	88.0	174.4	172.6	83.6
Operating leases (d)	543.0	57.2	105.8	96.9	283.1
Other long-term liabilities	25.1	9.1	16.0	—	—
Total contractual cash obligations	$3,032.8	$197.6	$329.5	$288.9	$2,216.8
________________________________________

(a)	The table assumes the long-term debt is held to maturity.

(b)
We have entered into finance leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the finance leases. Future finance lease obligations would change if we entered into additional finance lease agreements.

(c)
Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2019.

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

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2019, which are included in this Annual Report on Form 10-K.
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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including approximately 70,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the year ended December 31, 2019, our provision for credit losses would have increased by approximately $3.4 million in 2019.
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
Goodwill and Other Intangible Assets
We assess goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our book value. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that a reporting unit’s fair value is not more likely than not greater than its carrying value, then we calculate the estimated fair value of the reporting unit using discounted cash flows and market approaches.
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In 2019, we performed a qualitative impairment assessment for our reporting units. Based on our goodwill assessments, the Company has not identified a reporting unit for which the goodwill was impaired in 2019, 2018 or 2017.
As with goodwill, we assess indefinite-lived tradenames for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that impairment may exist. When assessing indefinite-lived tradenames for impairment using a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the tradename asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the tradename asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related business. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation negatively affected net income by approximately $0.6 million for the year ended December 31, 2019 and positively affected net income by approximately $0.4 million for the year ended December 31, 2018. A 1% decrease in the average Canadian exchange rate for the year ended December 31, 2019 would have impacted net income by approximately $0.3 million. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We have used interest rate cap agreements to manage our exposure to interest rate changes. We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps were recognized as "Interest expense" in the consolidated statement of income.
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
Taking our interest rate caps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2019 would have resulted in an increase in interest expense of approximately $6.1 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the Dent-ology and CarsOnTheWeb acquisitions from our assessment of internal control over financial reporting as of December 31, 2019 because we are continuing to integrate the acquisitions into our corporate processes. The total assets of the 2019 acquisitions represent 3.3% and the total revenues of the 2019 acquisitions represent 6.9% of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2019, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
KAR Auction Services, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired CarsOnTheWeb and Dent-ology (“2019 acquisitions”) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, the 2019 acquisitions’ internal control over financial reporting associated with total assets of 3.3% and total revenues of 6.9% of the related amounts included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the 2019 acquisitions.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019, the Company has changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 842: Leases.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 606: Revenue from Contracts with Customers.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Note 7 to the consolidated financial statements, the Company’s allowance for credit losses of $15 million at December 31, 2019 relates to the loans collectively evaluated for impairment (ACL). The Company estimates the allowance for credit losses using a methodology that first considers the historical loss rates calculated using recorded charge-offs and recoveries over a historical period as well as delinquencies as the primary quantitative factors. The Company’s methodology also considers qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available.
We identified the assessment of qualitative risk factors as a critical audit matter. Due to significant measurement uncertainty, such assessment required complex and subjective auditor judgment, including knowledge and experience in the industry. This judgment includes evaluating the qualitative framework and related risk factors, including lending policies and procedures, economic and business conditions, as well as the effect of other external and internal factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the overall allowance for credit losses methodology, which includes the qualitative framework and related risk factors and (2) determination of the qualitative risk factor adjustments. We tested the Company’s process to develop the qualitative framework and related risk factors. Specifically, we tested the sources of data, factors, and assumptions that the Company used by considering whether they are relevant and reliable, and whether additional factors and alternative assumptions should be used. Further, we evaluated trends in the total ACL, including the qualitative factor adjustments, for consistency with trends in the Company’s historical loan portfolio growth and credit performance. We involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating (1) the Company’s overall allowance for credit losses methodology, which included the qualitative framework and related risk factors, for compliance with U.S. generally accepted accounting principles and (2) the qualitative risk factors and their relationship to the quantitative model and how those factors address recent information not captured in the quantitative model.
Fair value measurement of the contingent consideration liability related to the CarsOnTheWeb acquisition
As discussed in Note 3 to the consolidated financial statements, the initial fair value of the contingent consideration liability related to the CarsOnTheWeb acquisition was $29.3 million. The contingent consideration liability was recognized at fair value on the date of acquisition and is re-measured each reporting period. The estimate of the fair value of the contingent consideration was determined using an option pricing valuation model (“the model”) and required the Company to make significant estimates and assumptions related to the acquired entity’s future earnings before interest, income taxes, depreciation and amortization (EBITDA) and discount rates (“estimates and assumptions”).
We identified the initial fair value measurement of the contingent consideration liability as a critical audit matter because it involved a high degree of subjectivity and audit effort. Specifically, the testing and evaluation of the Company’s model required the involvement of professionals with specialized skill and knowledge. In addition, complex and challenging auditor judgment was required in evaluating the internally-developed estimates and assumptions used in the model because there was limited observable market information.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the acquisition-date valuation process for contingent consideration, including controls over the model and related estimates and assumptions. We evaluated the significant EBITDA assumptions used in the model by comparing them to historical company specific results, evaluating for consistency with external market data, and assessing whether these assumptions were consistent with evidence obtained in other areas of the audit. Finally, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the Company’s selection of a valuation model for the contingent consideration, (2) evaluating the discount rate used by comparing it against ranges that were independently developed using publicly available market data for comparable entities, and (3) developing an independent estimate of the initial fair value of the contingent consideration liability using an option pricing valuation model and an independently developed discount rate. We compared the results of our valuation professional’s estimate of fair value for the contingent consideration liability to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana
February 19, 2020

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Operating revenues
Auction fees and services revenue	$2,133.5	$1,985.1	$1,841.8
Purchased vehicle sales	295.5	116.8	95.7
Finance-related revenue	352.9	340.9	301.3
Total operating revenues	2,781.9	2,442.8	2,238.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,617.1	1,321.5	1,209.1
Selling, general and administrative	662.0	608.8	531.7
Depreciation and amortization	188.7	172.4	171.5
Total operating expenses	2,467.8	2,102.7	1,912.3
Operating profit	314.1	340.1	326.5
Interest expense	189.5	191.2	163.2
Other income, net	(7.7)	(3.0)	(1.0)
Loss on extinguishment of debt	2.2	—	27.5
Gain on previously held equity interest value	—	—	(21.6)
Income from continuing operations before income taxes	130.1	151.9	158.4
Income taxes	37.7	34.3	(15.6)
Income from continuing operations	$92.4	$117.6	$174.0
Income from discontinued operations, net of income taxes	96.1	210.4	188.0
Net income	$188.5	$328.0	$362.0
Net income per share - basic
Income from continuing operations	$0.70	$0.88	$1.28
Income from discontinued operations	0.73	1.56	1.38
Net income	$1.43	$2.44	$2.66
Net income per share - diluted
Income from continuing operations	$0.70	$0.87	$1.26
Income from discontinued operations	0.72	1.55	1.36
Net income	$1.42	$2.42	$2.62
Dividends declared per common share	$1.08	$1.40	$1.31

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$188.5	$328.0	$362.0
Other comprehensive income (loss)
Foreign currency translation gain (loss)	19.9	(36.1)	24.1
Comprehensive income	$208.4	$291.9	$386.1

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$507.6	$277.1
Restricted cash	53.3	27.6
Trade receivables, net of allowances of $9.5 and $8.7	457.5	454.6
Finance receivables, net of allowances of $15.0 and $14.0	2,100.2	2,000.8
Other current assets	125.9	100.6
Current assets, discontinued operations	—	453.5
Total current assets	3,244.5	3,314.2
Other assets
Goodwill	1,821.7	1,676.9
Customer relationships, net of accumulated amortization of $637.4 and $587.0	207.9	227.4
Other intangible assets, net of accumulated amortization of $292.4 and $255.3	298.5	272.4
Operating lease right-of-use assets	364.1	—
Other assets	35.5	31.0
Non-current assets, discontinued operations	—	1,053.3
Total other assets	2,727.7	3,261.0
Property and equipment, net of accumulated depreciation of $534.3 and $467.5	609.0	631.0
Total assets	$6,581.2	$7,206.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2019	2018
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$704.6	$691.3
Accrued employee benefits and compensation expenses	72.7	72.8
Accrued interest	7.9	7.9
Other accrued expenses	216.9	132.8
Income taxes payable	1.1	0.7
Dividends payable	24.5	46.5
Obligations collateralized by finance receivables	1,461.2	1,445.3
Current maturities of long-term debt	28.8	13.1
Current liabilities, discontinued operations	—	214.4
Total current liabilities	2,517.7	2,624.8
Non-current liabilities
Long-term debt	1,861.3	2,654.3
Deferred income tax liabilities	134.5	125.3
Operating lease liabilities	358.3	—
Other liabilities	59.2	71.6
Non-current liabilities, discontinued operations	—	266.0
Total non-current liabilities	2,413.3	3,117.2
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
128,833,452 (2019)
132,887,029 (2018)	1.3	1.3
Additional paid-in capital	1,028.9	1,131.9
Retained earnings	651.0	392.3
Accumulated other comprehensive loss	(31.0)	(61.3)
Total stockholders' equity	1,650.2	1,464.2
Total liabilities and stockholders' equity	$6,581.2	$7,206.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	136.6	$1.4	$1,371.1	$74.1	$(49.3)	$1,397.3
Net income				362.0		362.0
Other comprehensive income					24.1	24.1
Issuance of common stock under stock plans	1.1		11.4			11.4
Surrender of RSUs for taxes	(0.1)		(5.9)			(5.9)
Stock-based compensation expense			24.2			24.2
Repurchase and retirement of common stock	(3.3)	(0.1)	(149.9)			(150.0)
Dividends earned under stock plans			0.9	(0.9)		—
Cash dividends declared to stockholders ($1.31 per share)				(178.2)		(178.2)
Balance at December 31, 2017	134.3	1.3	1,251.8	257.0	(25.2)	1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				328.0		328.0
Other comprehensive loss					(36.1)	(36.1)
Issuance of common stock under stock plans	1.5		15.0			15.0
Surrender of RSUs for taxes	(0.2)		(10.2)			(10.2)
Stock-based compensation expense			23.4			23.4
Repurchase and retirement of common stock	(2.7)		(150.0)			(150.0)
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($1.40 per share)				(187.8)		(187.8)
Balance at December 31, 2018	132.9	1.3	1,131.9	392.3	(61.3)	1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				188.5		188.5
Other comprehensive income					19.9	19.9
Issuance of common stock under stock plans	0.9		4.3			4.3
Surrender of RSUs for taxes	(0.2)		(10.8)			(10.8)
Stock-based compensation expense			21.4			21.4
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plans			1.8	(1.8)		—
Cash dividends declared to stockholders ($1.08 per share)				(142.3)		(142.3)
Balance at December 31, 2019	128.8	$1.3	$1,028.9	$651.0	$(31.0)	$1,650.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$188.5	$328.0	$362.0
Net income from discontinued operations	(96.1)	(210.4)	(188.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.7	172.4	171.5
Provision for credit losses	40.1	36.9	37.9
Deferred income taxes	(3.3)	3.0	(72.3)
Amortization of debt issuance costs	12.2	10.6	10.4
Stock-based compensation	19.6	19.6	20.4
Loss (gain) on disposal of fixed assets	0.2	—	(0.3)
Loss on extinguishment of debt	2.2	—	27.5
Gain on previously held equity interest value	—	—	(21.6)
Other non-cash, net	11.9	(0.4)	7.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(3.0)	(49.0)	4.1
Accounts payable and accrued expenses	19.8	127.9	0.6
Net cash provided by operating activities - continuing operations	380.8	438.6	359.3
Net cash provided by operating activities - discontinued operations	161.2	284.3	238.2
Investing activities
Net increase in finance receivables held for investment	(132.7)	(138.6)	(148.5)
Acquisition of businesses (net of cash acquired)	(120.7)	(45.2)	(72.4)
Purchases of property, equipment and computer software	(161.6)	(131.3)	(97.3)
Advance to equity method investee	—	—	(5.0)
Net cash used by investing activities - continuing operations	(415.0)	(315.1)	(323.2)
Net cash used by investing activities - discontinued operations	(37.4)	(66.1)	(55.1)
Financing activities
Net decrease in book overdrafts	(4.7)	(20.7)	(1.5)
Net increase (decrease) in borrowings from lines of credit	19.3	—	(80.5)
Net increase in obligations collateralized by finance receivables	3.8	101.4	65.0
Proceeds from long-term debt	947.6	—	2,717.0
Payments for debt issuance costs/amendments	(14.1)	(12.5)	(22.6)
Payments on long-term debt	(1,749.0)	(17.0)	(2,436.7)
Payments on finance leases	(15.9)	(15.4)	(13.3)
Payments of contingent consideration and deferred acquisition costs	(9.4)	(18.1)	(7.0)
Initial net investment for interest rate caps	—	—	(1.7)
Issuance of common stock under stock plans	4.3	15.0	11.4
Tax withholding payments for vested RSUs	(10.8)	(10.2)	(5.9)
Repurchase and retirement of common stock	(119.7)	(150.0)	(150.0)
Dividends paid to stockholders	(164.3)	(188.3)	(174.8)
Cash transferred to IAA	(50.9)	—	—
Net cash used by financing activities - continuing operations	(1,163.8)	(315.8)	(100.6)
Net cash provided by (used by) financing activities - discontinued operations	1,317.6	(4.3)	(7.0)
Effect of exchange rate changes on cash	12.8	(20.4)	14.0
Net increase in cash, cash equivalents and restricted cash	256.2	1.2	125.6
Cash, cash equivalents and restricted cash at beginning of period	304.7	303.5	177.9
Cash, cash equivalents and restricted cash at end of period	$560.9	$304.7	$303.5
Cash paid for interest, net of proceeds from interest rate caps	$170.0	$180.8	$147.1
Cash paid for taxes, net of refunds - continuing operations	$37.8	$57.9	$70.1
Cash paid for taxes, net of refunds - discontinued operations	$41.4	$64.0	$55.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017
Note 1—Organization and Other Matters
KAR Auction Services, Inc., doing business as KAR Global, was organized in the State of Delaware on November 9, 2006. The KAR group of companies is comprised of ADESA, Inc., Automotive Finance Corporation and additional business units.
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:

•	"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;

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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 4;

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries;

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2019);

•	"Term Loan B-2" refers to the senior secured term loan B-2 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-3" refers to the senior secured term loan B-3 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement;

•	"2016 Revolving Credit Facility" refers to the $300 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement; and

•	"2017 Revolving Credit Facility" refers to the $350 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of December 31, 2019, we have a North American network of 74 ADESA whole car auction sites and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 121 locations throughout the United States and Canada as of December 31, 2019. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of KAR Auction Services and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Reclassifications
ADESA Auction Services' revenue reported in the consolidated statements of income for the years ended December 31, 2018 and 2017 has been reclassified between "Auction fees and services revenue" and "Purchased vehicle sales" in the consolidated statement of income to conform with the presentation for the year ended December 31, 2019.
In addition, certain amounts reported in the consolidated financial statements and related notes prior to June 2019 have been reclassified to discontinued operations to reflect the spin-off of the Company's former salvage auction business. Likewise, certain amounts reported for segment results in the consolidated financial statements prior to June 2019 have been reclassified to conform to the discontinued operations presentation. See Note 4 for a discussion of discontinued operations.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Business Segments
Our operations are grouped into two operating segments: ADESA Auctions and AFC. The two operating segments also serve as our reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We have used interest rate caps to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives is recorded in "Other assets" on the consolidated balance sheet. We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate derivatives are recognized as "Interest expense" in the consolidated statement of income.
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other income, net" and resulted in a gain of $0.7 million for the year ended December 31, 2019, a loss of $3.7 million for the year ended December 31, 2018 and a gain of $0.4 million effect for the year ended December 31, 2017. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Restricted Cash
AFC Funding Corporation, a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a minimum cash reserve of 1 or 3 percent of total receivables sold to the group of bank purchasers as security for the receivables sold. Automotive Finance Canada Inc. ("AFCI") is also required to maintain a minimum cash reserve of 1 percent of total receivables sold to its securitization facility. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. AFC also maintains other cash reserves from time to time associated with its banking and vehicle service contract program insurance relationships. Such reserves are presented as "Restricted cash" on the consolidated balance sheets.
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
Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers and institutional sellers. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

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
Customer Relationships and Other Intangible Assets
Customer relationships are amortized on a straight-line basis over the life determined at the time of acquisition. Other intangible assets generally consist of tradenames, computer software and non-compete agreements, which if amortized, are amortized using the straight-line method over their estimated useful lives. Tradenames with indefinite lives are not amortized. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The non-compete agreements are amortized over the life of the agreements. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. Indefinite-lived tradenames are assessed for impairment, in accordance with ASC 350, annually in the second quarter or more frequently as impairment indicators arise. At the end of each assessment, a determination is made as to whether the tradenames still have an indefinite life.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

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
Other Assets
Other assets consist of equity and cost method investments, deposits, notes receivable, foreign deferred taxes and other long-term assets.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $88.7 million and $93.4 million at December 31, 2019 and 2018, respectively.
Self-Insurance Reserves
We self-insure our employee medical benefits, as well as a portion of our automobile, general liability and workers' compensation claims. We have insurance coverage that limits the exposure on individual claims. The cost of the insurance is expensed over the contract periods. We record an accrual for the claims related to our employee medical benefits, automobile, general liability and workers' compensation claims based upon the expected amount of all such claims. Accrued medical benefits and workers' compensation expenses are included in "Accrued employee benefits and compensation expenses" while accrued automobile and general liability expenses are included in "Other accrued expenses."
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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2019. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the year ended December 31, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material, except for warranty contract revenue, which is described under AFC below.

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
December 31, 2019, 2018 and 2017

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
Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA’s facilities or third-party locations. ADESA does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees and services revenue" in the consolidated statement of income) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. ADESA also sells vehicles that have been purchased, which represent less than 5% of total vehicles sold. For these types of sales, ADESA does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income) and the gross purchase price of the vehicles as cost of services.
AFC
AFC's revenue ("Finance-related revenue" in the consolidated statement of income) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as warranty contract revenue. The following table summarizes the primary components of AFC's finance-related revenue:

	Year Ended December 31,
AFC Revenue (in millions)	2019	2018	2017
Interest and fee income	$342.1	$327.3	$290.3
Other revenue	10.9	13.1	11.8
Provision for credit losses	(35.3)	(32.9)	(33.9)
Warranty contract revenue	35.2	33.4	33.1
	$352.9	$340.9	$301.3

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Warranty contract revenue
Warranty contract revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. The average term of the contracts originated in 2019 was approximately 1.7 years and PWI had unearned revenue of $34.2 million at December 31, 2019.
Income Taxes
We file federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in periods in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Net Income from Continuing Operations per Share
Basic net income from continuing operations per share is computed by dividing net income from continuing operations by the weighted average common shares outstanding during the year. Diluted net income from continuing operations per share represents net income from continuing operations divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and performance-based restricted stock units ("PRSUs") subject to performance conditions which have not yet been satisfied are excluded from the calculations.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation—Stock Compensation. We recognize all stock-based compensation as expense in the financial statements over the vesting period and that cost is measured as the fair value of the award at the grant date for equity-classified awards. We also recognize the impact of forfeitures as they occur and excess tax benefits and tax deficiencies related to employee stock-based compensation within income tax expense.
New Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on the consolidated financial statements.

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
December 31, 2019, 2018 and 2017

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects the change in methodology for measuring credit losses will result in an increase in the allowance for credit losses of approximately $5 million. The cumulative effect of this change will be recognized, net of tax, as an adjustment to retained earnings on January 1, 2020.
Note 3—Acquisitions and Equity Method Investment
2019 Acquisitions
In January 2019, the Company completed the acquisition of Dent-ology. Dent-ology enhances our mobile reconditioning capabilities and bolsters our offerings to include wheel repair and hail catastrophe response services.

In January 2019, the Company completed the acquisition of CarsOnTheWeb. COTW is an online auction company serving the wholesale vehicle sector in Continental Europe that seamlessly connects OEMs, fleet owners, wholesalers and dealers. The acquisition advances KAR's international strategy and extends its strong North American and U.K.-based portfolio of physical, online and digital auction marketplaces.

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

The aggregate purchase price for the businesses acquired in 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million based on an option pricing valuation model. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $142.6 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2019.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

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

In October 2017, the Company acquired the remaining 50% interest in Nth Gen Software Inc. ("TradeRev"). TradeRev brings mobile and digital technology to the Company’s portfolio of whole car auctions, floorplan financing solutions, and other ancillary and related services. The Company plans to further integrate those capabilities into TradeRev to expand its digital business and strengthen its share in the dealer-to-dealer market. The Company entered into operating lease obligations related to various facilities through 2028. Initial annual lease payments for the various facilities are approximately $1.8 million per year.

Certain of the purchase agreements included contingent payments related to vehicle volumes subsequent to the purchase date. The purchased assets included accounts receivable, inventory, customer relationships, tradenames, software and other intangible assets. Financial results for each acquisition have been included in our consolidated financial statements from the date of acquisition.

The aggregate purchase price for the businesses acquired in 2017, net of cash acquired, was approximately $103.0 million, which included deferred payments with a fair value of $6.6 million and estimated contingent payments with a fair value of $24.0 million. The maximum amount of undiscounted contingent payments related to these acquisitions could approximate $60.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $28.5 million to intangible assets, representing the fair value of acquired customer relationships of $3.1 million, software of $23.1 million and tradenames of $2.3 million, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $130.7 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company’s consolidated results for the year ended December 31, 2017.
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
The Company’s share in the net losses of TradeRev in 2017, through the date of acquisition, was $4.4 million. This amount was recorded to “Other income, net” in the consolidated statements of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 4—IAA Separation and Discontinued Operations
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

The financial results of IAA have been accounted for as discontinued operations for all periods presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $31.3 million and $8.1 million for the year ended December 31, 2019 and 2018, respectively, in connection with the Separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Year Ended December 31,
	2019	2018	2017
Operating revenues	$723.6	$1,326.8	$1,219.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	446.1	821.2	778.1
Selling, general and administrative	94.5	124.0	108.5
Depreciation and amortization	43.9	97.4	93.1
Total operating expenses	584.5	1,042.6	979.7
Operating profit	139.1	284.2	239.5
Interest expense	2.7	0.8	0.8
Other income, net	—	(0.5)	(0.9)
Income from discontinued operations before income taxes	136.4	283.9	239.6
Income taxes	40.3	73.5	51.6
Income from discontinued operations	$96.1	$210.4	$188.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

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

Note 5—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. PRSUs, service-based restricted stock units ("RSUs"), service options and exit options. We have determined that the KAR Auction Services, Inc. PRSUs, RSUs, service options and exit options should be classified as equity awards. In addition, as further discussed below, holders of these awards received an equivalent number of PRSUs, RSUs and options in IAA as they had in KAR at June 28, 2019. These awards are scheduled to vest over the period from February 2020 to February/March 2022.
In connection with the spin-off of IAA, the Company modified its stock-based compensation awards under the "equitable adjustments" clause in the Omnibus Plan, which provides anti-dilution protection. Generally, the award adjustments were intended to maintain the economic value of the awards before and after the Separation date. The post-spin KAR awards and post-spin IAA awards are generally subject to the same terms and conditions, and will continue to vest on the same schedule as the pre-spin KAR awards, except as noted in the equity-conversion related provisions of the employee matters agreement. There was no incremental compensation expense recorded as a result of these modifications. The post-spin expense is comprised of the combined KAR and IAA awards held by KAR employees and did not change as a result of the spin-off.
The compensation cost that was charged against income for all stock-based compensation plans was $19.6 million, $19.6 million and $20.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $2.9 million, $3.9 million and $5.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019, an estimated $8.3 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 1.6 years. As of December 31, 2019, there was approximately $9.9 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 1.8 years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2019	2018	2017
PRSUs	$10.0	$10.8	$11.9
RSUs	9.6	8.7	7.1
Service options	—	0.1	1.4
Total stock-based compensation expense	$19.6	$19.6	$20.4

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Exit Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan, which was approved by shareholders and amended and restated in June 2014, is intended to provide equity and/or cash-based awards to our executive officers and key employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is 12.5 million, of which approximately 4.9 million shares remained available for future grants as of December 31, 2019. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The PRSU and RSU grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2019, 2018 and 2017 we granted a target amount of approximately 0.3 million, 0.2 million and 0.2 million, respectively, PRSUs to certain executive officers and management of the Company. The weighted average grant date fair value of the PRSUs was $47.09 per share, $54.32 per share and $44.64 per share in 2019, 2018 and 2017, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. Dividend equivalents accrue on the PRSUs and are subject to the same vesting and forfeiture terms as the PRSUs.
In 2016, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers and management of the Company. The PRSUs vested in 2019 based on attainment of the Company's three-year cumulative operating adjusted net income per share goals. The weighted average grant date fair value of the PRSUs was $34.94 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
The following table summarizes PRSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2019:

Performance Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2019	789,707	$44.62
Granted	288,545	47.09
Vested	(342,276)	33.44
Forfeited	(38,058)	25.26
PRSUs at December 31, 2019	697,918	$18.52

KAR employees hold 625,515 of the non-vested PRSUs at December 31, 2019 and IAA employees hold 72,403 of the non-vested PRSUs at December 31, 2019. KAR employees also hold 616,753 of non-vested PRSUs in IAA at December 31, 2019. The fair value of shares that vested during the years ended December 31, 2019 and 2018 was $17.4 million and $16.1 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

RSUs
In each of the years ended December 31, 2019, 2018 and 2017, approximately 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $46.95 per share, $54.28 per share and $44.03 per share in 2019, 2018 and 2017, respectively. Dividend equivalents accrue on the RSUs and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2019:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2019	556,172	$47.87
Granted	307,772	46.95
Vested	(251,328)	42.86
Forfeited	(61,849)	33.24
RSUs at December 31, 2019	550,767	$22.71

KAR employees hold 410,606 of the non-vested RSUs at December 31, 2019 and IAA employees hold 140,161 of the non-vested RSUs at December 31, 2019. KAR employees also hold 402,540 of non-vested RSUs in IAA at December 31, 2019. The fair value of shares that vested during the years ended December 31, 2019, 2018 and 2017 was $11.8 million, $29.7 million and $14.7 million, respectively.
Service Options
The outstanding service options granted under the Omnibus Plan have a ten year life and are fully vested and exercisable. The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2019:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	1,003,654	$24.36
Granted	—	N/A
Exercised	(295,244)	19.87
Forfeited	—	N/A
Canceled	(563)	10.49
Outstanding at December 31, 2019	707,847	$9.08	3.3 years	$9.0
Exercisable at December 31, 2019	707,847	$9.08	3.3 years	$9.0
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2019. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $21.79 on December 31, 2019. The total intrinsic value of service options exercised during the years ended December 31, 2019, 2018 and 2017 was $7.1 million, $13.1 million and $8.1 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2019 and 2018 was $15.4 million and $47.9 million, respectively. All compensation expense related to the service options has been recognized.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Exit Options
The outstanding exit options granted in 2010 under the Omnibus Plan have a ten year life and are fully vested and exercisable. The following table summarizes exit option activity under the Omnibus Plan for the year ended December 31, 2019:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	14,465	$12.85
Granted	—	N/A
Exercised	(10,912)	12.02
Forfeited	—	N/A
Canceled	—	N/A
Outstanding at December 31, 2019	3,553	$5.12	0.2 years	$0.1
Exercisable at December 31, 2019	3,553	$5.12	0.2 years	$0.1
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2019. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $21.79 on December 31, 2019. The total intrinsic value of exit options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $23.9 million and $14.7 million, respectively. The fair market value of all vested and exercisable exit options at December 31, 2019 and 2018 was $0.1 million and $0.7 million, respectively. All compensation expense related to the exit options has been recognized.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by shareholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 1,000,000 shares of our common stock have been reserved for issuance under the ESPP, of which 225,020 shares remained available for future ESPP purchases as of December 31, 2019. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Share Repurchase Programs
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. In 2019, 2018 and 2017 we repurchased and retired

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

4,753,300, 2,695,978 and 3,279,089 shares of common stock, respectively, in the open market at a weighted average price of $25.18, $55.64 and $45.74 per share, respectively, under the October 2016 authorization.
Note 6—Net Income from Continuing Operations Per Share
The following table sets forth the computation of net income from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income from continuing operations	$92.4	$117.6	$174.0
Weighted average common shares outstanding	131.6	134.3	136.3
Effect of dilutive stock options and restricted stock awards	1.3	1.4	1.7
Weighted average common shares outstanding and potential common shares	132.9	135.7	138.0
Net income from continuing operations per share
Basic	$0.70	$0.88	$1.28
Diluted	$0.70	$0.87	$1.26

Basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income from continuing operations per share for the years ended December 31, 2019, 2018 and 2017. In addition, no PRSUs, approximately 0.5 million PRSUs and approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the years ended December 31, 2019, 2018 and 2017, respectively. Total options outstanding at December 31, 2019, 2018 and 2017 were 0.7 million, 1.0 million and 1.9 million, respectively.
Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2019	2018	2017
Allowance for Credit Losses
Balance at beginning of period	$14.0	$13.0	$12.0
Provision for credit losses	35.3	32.9	33.9
Recoveries	7.7	6.9	5.3
Less charge-offs	(42.0)	(38.8)	(38.2)
Balance at end of period	$15.0	$14.0	$13.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2019	2018	2017
Allowance for Doubtful Accounts
Balance at beginning of period	$8.7	$9.1	$11.0
Provision for credit losses	4.8	4.0	4.0
Less net charge-offs	(4.0)	(4.4)	(5.9)
Balance at end of period	$9.5	$8.7	$9.1

Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at December 31, 2019.
In December 2018, AFC and AFC Funding Corporation entered into the Eighth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.50 billion to $1.70 billion and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded. We capitalized approximately $11.6 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at December 31, 2019. In December 2018, AFCI entered into Amending Agreement No. 2 to the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$125 million to C$175 million and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit losses less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2019		Net Credit Losses During 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,099.4	$28.8	$34.3
Other loans	15.8	—	—
Total receivables managed	$2,115.2	$28.8	$34.3

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

	December 31, 2018		Net Credit Losses During 2018
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,001.9	$15.9	$31.9
Other loans	12.9	—	—
Total receivables managed	$2,014.8	$15.9	$31.9

AFC's allowance for losses was $15.0 million and $14.0 million at December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, $2,061.6 million and $1,973.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement.
Obligations collateralized by finance receivables consisted of the following:

	December 31, 2019	December 31, 2018
Obligations collateralized by finance receivables, gross	$1,474.4	$1,464.7
Unamortized securitization issuance costs	(13.2)	(19.4)
Obligations collateralized by finance receivables	$1,461.2	$1,445.3

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2019, we were in compliance with the covenants in the securitization agreements.
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	AFC	Total
Balance at December 31, 2017	$1,390.4	$263.7	$1,654.1
Increase for acquisition activity	32.1	—	32.1
Other	(9.3)	—	(9.3)
Balance at December 31, 2018	$1,413.2	$263.7	$1,676.9
Increase for acquisition activity	142.6	—	142.6
Other	2.2	—	2.2
Balance at December 31, 2019	$1,558.0	$263.7	$1,821.7

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2019 and 2018 primarily as a result of acquisitions. A portion of the goodwill resulting from the businesses acquired in 2019 and 2018 is expected to be deductible for tax purposes. The "other" category includes the impact of fluctuations in exchange rates.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

A summary of customer relationships is as follows (in millions):

		December 31, 2019			December 31, 2018
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$845.3	$(637.4)	$207.9	$814.4	$(587.0)	$227.4

The increase in customer relationships in 2019 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships. The decrease in customer relationships in 2018 was primarily a result of continued amortization.
A summary of other intangibles is as follows (in millions):

		December 31, 2019			December 31, 2018
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$147.6	$(10.7)	$136.9	$145.6	$(8.6)	$137.0
Computer software & technology	3 - 13	443.0	(281.5)	161.5	381.8	(246.5)	135.3
Covenants not to compete	5	0.3	(0.2)	0.1	0.3	(0.2)	0.1
Total		$590.9	$(292.4)	$298.5	$527.7	$(255.3)	$272.4

Other intangibles increased in 2019 and 2018 primarily as a result of computer software additions and acquisitions, partially offset by the amortization of existing intangibles. The carrying amount of tradenames with an indefinite life was approximately $131.5 million at December 31, 2019 and 2018.
Amortization expense for customer relationships and other intangibles was $122.9 million, $111.7 million and $118.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense on existing intangible assets for the next five years is $110.7 million for 2020, $77.4 million for 2021, $42.5 million for 2022, $26.8 million for 2023 and $19.3 million for 2024.
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2019	2018
Land		$205.5	$244.6
Buildings	5 - 40	247.3	245.0
Land improvements	5 - 20	183.7	172.3
Building and leasehold improvements	3 - 33	133.6	92.6
Furniture, fixtures and equipment	1 - 15	344.0	297.7
Vehicles	3 - 10	16.5	14.9
Construction in progress		12.7	31.4
		1,143.3	1,098.5
Accumulated depreciation		(534.3)	(467.5)
Property and equipment, net		$609.0	$631.0

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $65.8 million, $60.7 million and $52.8 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 11—Self-Insurance and Retained Loss Reserves
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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$35.8	$37.7	$35.8
Net payments	(66.2)	(57.8)	(59.3)
Expense	67.1	55.9	61.2
Balance at end of period	$36.7	$35.8	$37.7

Individual stop-loss coverage for medical benefits was $0.5 million in 2019, 2018 and 2017. There was no aggregate policy limit for medical benefits for the Company in either year. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2019, 2018 and 2017 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. These retentions are aggregated for workers’ compensation, automobile and general liability claims at approximately $35.9 million in 2019, $31.5 million in 2018 and $30.0 million in 2017. If these aggregates are met, the insurance company would pay the next $7.5 million.
Note 12—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2019	2018
Term Loan B-4	Adjusted LIBOR	+ 2.25%	March 11, 2021	$—	$704.4
Term Loan B-5	Adjusted LIBOR	+ 2.50%	March 9, 2023	—	1,031.5
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	947.6	—
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	19.3	—
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,916.9	2,685.9
Unamortized debt issuance costs/discounts				(26.8)	(18.5)
Current portion of long-term debt				(28.8)	(13.1)
Long-term debt				$1,861.3	$2,654.3

*The interest rates presented in the table above represent the rates in place at December 31, 2019. The weighted average interest rate on our variable rate debt was 4.01% and 5.21% at December 31, 2019 and 2018, respectively.
Credit Facilities
In June 2019, the Company prepaid approximately $518.6 million and $759.4 million of Term Loan B-4 and Term Loan B-5, respectively, with cash received from IAA in connection with the Separation. As a result of the term loan prepayments in

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

the second quarter of 2019, the Company recorded additional interest expense of approximately $1.8 million related to the acceleration of amortization on debt issuance costs.

On September 19, 2019, we entered into the Third Amendment Agreement (the "Third Amendment") to the Credit Agreement. The Third Amendment provided for, among other things, (i) the refinancing of the existing Term Loan B-4 and Term Loan B-5 with the new seven-year, $950 million Term Loan B-6, (ii) repayment of the 2017 Revolving Credit Facility and (iii) the $325 million, five-year Revolving Credit Facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $2.2 million in the third quarter of 2019. The loss was primarily a result of the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5. We capitalized approximately $14.1 million of debt issuance costs in connection with the Third Amendment.

On May 31, 2017, we entered into an Incremental Commitment Agreement and Second Amendment (the "Second Amendment") to the Credit Agreement. The Second Amendment provided for, among other things, (i) the refinancing and repricing of the existing Term Loan B-2 remaining after the repayment with Term Loan B-4, (ii) the refinancing and repricing of existing Term Loan B-3 remaining after the repayment with Term Loan B-5 and (iii) the 2017 Revolving Credit Facility. The Company used proceeds from the issuance of $950 million senior notes and proceeds from the issuance of $1,767 million in the aggregate of Term Loan B-4 and Term Loan B-5 to repay Term Loan B-2 and Term Loan B-3 in full and to repay the outstanding balance on the 2016 Revolving Credit Facility. No early termination penalties were incurred by the Company; however, we incurred a non-cash loss on the extinguishment of debt of $27.5 million in the second quarter of 2017. The loss was a result of the write-off of unamortized debt issue costs and debt discounts associated with Term Loan B-2 and Term Loan B-3. We capitalized approximately $7.8 million of debt issuance costs in connection with the Second Amendment.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans.
Term Loan B-6 was issued at a discount of $2.4 million and the discount is being amortized using the effective interest method to interest expense over the term of the loan. Term Loan B-6 is payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments commenced on December 31, 2019, with the balance payable at the maturity date.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement, not to exceed 3.5 as of the last day of each fiscal quarter), provided there are revolving loans outstanding. We were in compliance with the covenants in the Credit Agreement at December 31, 2019.
As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The rate on Term Loan B-6 was 4.06% at December 31, 2019.
There were no borrowings on the Revolving Credit Facility at December 31, 2019 or 2018. In addition, we had related outstanding letters of credit in the aggregate amount of $27.4 million and $32.9 million at December 31, 2019 and 2018, respectively, which reduce the amount available for borrowings under the revolving credit facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

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
European Lines of Credit
COTW has lines of credit aggregating $33.6 million (€30 million). The lines of credit have an interest rate of Euribor plus 1.25% and had an aggregate $19.3 million of borrowings outstanding at December 31, 2019. The lines of credit are guaranteed by certain COTW subsidiaries. In addition, as part of the acquisition of COTW, we assumed debt of approximately $10.7 million which was paid off in the first quarter of 2019.
Canadian Line of Credit
ADESA Canada has a C$8 million line of credit. The line of credit bears interest at a rate equal to the Canadian prime rate plus 50 basis points. There were no borrowings under the Canadian line of credit at December 31, 2019 or 2018. There were related letters of credit outstanding totaling approximately C$1.0 million at December 31, 2019 and 2018, which reduce credit available under the Canadian line of credit, but do not affect amounts available for borrowings under our Revolving Credit Facility. The line of credit is guaranteed by certain ADESA Canada companies.
Future Principal Payments
At December 31, 2019, aggregate future principal payments on long-term debt are as follows (in millions):

2020	$28.8
2021	9.5
2022	9.5
2023	9.5
2024	9.5
Thereafter	1,850.1
$1,916.9

Note 13—Financial Instruments
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
December 31, 2019, 2018 and 2017

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

	Asset Derivatives
	December 31, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2017 Interest rate caps	Other assets	N/A	Other assets	$5.2

We have not designated any of the interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps are recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments		2019	2018	2017
2017 Interest rate caps	Interest expense	$(0.9)	$5.8	$0.8

Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate derivatives. We maintain cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers and institutional sellers. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. We monitor the creditworthiness of customers to which we grant credit terms in the normal course of business. In the event of non-performance by counterparties to financial instruments we are exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.
Financial Instruments
The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.
As of December 31, 2019 and 2018, the estimated fair value of our long-term debt amounted to $1,958.5 million and $2,537.9 million, respectively. The estimates of fair value were based on broker-dealer quotes for our debt as of December 31, 2019 and 2018. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 14—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

Year Ended December 31, 2019
Operating lease cost	$60.2
Finance lease cost:
Amortization of right-of-use assets	$14.7
Interest on lease liabilities	1.3
Total finance lease cost	$16.0

Supplemental cash flow information related to leases was as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$58.8
Operating cash flows related to finance leases	1.3
Financing cash flows related to finance leases	15.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	85.9
Finance leases	18.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$364.1
Other accrued expenses	$34.5
Operating lease liabilities	358.3
Total operating lease liabilities	$392.8
Finance Leases
Property and equipment, gross	$102.2
Accumulated depreciation	(74.3)
Property and equipment, net	$27.9
Other accrued expenses	$13.3
Other liabilities	14.0
Total finance lease liabilities	$27.3
Weighted Average Remaining Lease Term
Operating leases	10.8 years
Finance leases	2.3 years
Weighted Average Discount Rate
Operating leases	6.1%
Finance leases	4.9%

Maturities of lease liabilities as of December 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2020	$57.2	$14.5
2021	54.3	11.2
2022	51.5	3.1
2023	49.0	0.2
2024	47.9	0.2
Thereafter	283.1	—
Total lease payments	543.0	29.2
Less imputed interest	(150.2)	(1.9)
Total	$392.8	$27.3

The following prior year information was accounted for under ASC 840, Leases. Total lease expense for the years ended December 31, 2018 and 2017 was $61.1 million and $54.9 million, respectively. Certain assets included in our furniture, fixtures and equipment at December 31, 2018 were held under finance leases. These assets are summarized below:

Classes of Property	December 31, 2018
Furniture, fixtures and equipment	$86.1
Accumulated depreciation	(59.5)
Capital lease assets	$26.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 15—Income Taxes
The components of our income from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Income from continuing operations before income taxes:
Domestic	$100.0	$85.6	$72.6
Foreign	30.1	66.3	85.8
Total	$130.1	$151.9	$158.4
Income tax expense (benefit):
Current:
Federal	$18.4	$5.0	$30.9
Foreign	17.4	23.7	23.8
State	5.2	2.6	2.0
Total current provision	41.0	31.3	56.7
Deferred:
Federal	3.8	10.4	(73.2)
Foreign	(7.4)	(6.2)	(2.8)
State	0.3	(1.2)	3.7
Total deferred provision	(3.3)	3.0	(72.3)
Income tax expense	$37.7	$34.3	$(15.6)

The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net	3.6%	1.9%	1.8%
Reserves for tax exposures	(0.5)%	(0.6)%	(0.8)%
Change in valuation allowance	0.9%	0.4%	(1.5)%
International operations	3.1%	4.7%	(5.6)%
Stock-based compensation	(2.5)%	(5.0)%	(2.8)%
Impact of law and rate change	(0.2)%	(1.7)%	(36.2)%
Excess officer's compensation	1.5%	0.9%	—%
Transaction costs	0.6%	0.3%	—%
Other, net	1.5%	0.7%	0.3%
Effective rate	29.0%	22.6%	(9.8)%

On December 22, 2017, U.S. tax reform (Tax Cuts and Jobs Act of 2017) was enacted. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate income tax rate reduction from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. As a result, for the year ended December 31, 2017, the Company recorded a deferred income tax benefit of $65.7 million related to the remeasurement of its deferred tax assets and

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

liabilities. In addition, the law imposed a one-time deemed repatriation transition tax on the accumulated unrepatriated and untaxed earnings of our foreign subsidiaries. This resulted in the Company recording a current tax expense of $9.0 million for the year ended December 31, 2017.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2019 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2019	2018
Gross deferred tax assets:
Allowances for trade and finance receivables	$6.0	$5.5
Accruals and liabilities	6.2	12.7
Employee benefits and compensation	14.0	14.6
Net operating loss carryforwards	48.8	45.5
Investment basis difference	(2.2)	(2.1)
Right of use lease liability	97.0	—
Other	4.1	4.8
Total deferred tax assets	173.9	81.0
Deferred tax asset valuation allowance	(31.1)	(29.9)
Total	142.8	51.1
Gross deferred tax liabilities:
Property and equipment	(76.4)	(68.7)
Goodwill and intangible assets	(100.5)	(102.7)
Right of use lease asset	(89.8)	—
Other	(4.7)	(5.0)
Total	(271.4)	(176.4)
Net deferred tax liabilities	$(128.6)	$(125.3)

The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2020	$0.3
2021	1.1
2022	0.3
2023	0.3
2024	0.2
2025 to 2039	46.6
$48.8

Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $352.6 million at December 31, 2019. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $9.9 million, $20.5 million and $37.8 million in 2019, 2018 and 2017, respectively. State and foreign income taxes paid by us, net of refunds, totaled $27.9 million, $37.4 million and $32.3 million in 2019, 2018 and 2017, respectively.
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2019	2018
Balance at beginning of period	$7.4	$9.7
Increase in prior year tax positions	—	—
Decrease in prior year tax positions	(0.2)	(0.7)
Increase in current year tax positions	0.7	0.8
Lapse in statute of limitations	(1.8)	(2.4)
Balance at end of period	$6.1	$7.4

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $4.4 million and $5.0 million at December 31, 2019 and 2018, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $0.5 million and $1.1 million at December 31, 2019 and December 31, 2018, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2012.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 16—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2019, 2018 and 2017 we contributed $16.3 million, $16.9 million and $15.5 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 17—Commitments and Contingencies
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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2019 or 2018.
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
Note 18—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2019	2018
Foreign currency translation loss	$(31.0)	$(61.3)
Accumulated other comprehensive loss	$(31.0)	$(61.3)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 19—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Prior to the spin-off of IAA, our operations were grouped into three operating segments: ADESA Auctions, IAA and AFC, which also served as our reportable business segments. Beginning in the second quarter of 2019, after the completion of the spin-off, the Company began operating under two reportable business segments: ADESA Auctions and AFC. These reportable business segments offer different services and have fundamental differences in their operations. Results of the former IAA segment and spin-related costs are now reported as discontinued operations (see Note 4). Segment results for prior periods have been reclassified to conform with the new presentation of segments.
ADESA Auctions encompasses all physical and online wholesale auctions throughout North America (U.S., Canada and Mexico) and Europe. Beginning in 2019, the ADESA Auctions Segment includes COTW, an online auction company serving the wholesale vehicle sector in Continental Europe. Beginning in October 2017, the ADESA Auctions segment includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time. ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
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
The holding company is maintained separately from the reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on finance leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$2,429.0	$352.9	$—	$2,781.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,520.7	96.4	—	1,617.1
Selling, general and administrative	494.3	25.6	142.1	662.0
Depreciation and amortization	149.9	10.3	28.5	188.7
Total operating expenses	2,164.9	132.3	170.6	2,467.8
Operating profit (loss)	264.1	220.6	(170.6)	314.1
Interest expense	3.7	64.2	121.6	189.5
Other (income) expense, net	(6.4)	(0.4)	(0.9)	(7.7)
Loss on extinguishment of debt	—	—	2.2	2.2
Intercompany expense (income)	25.2	(5.1)	(20.1)	—
Income (loss) from continuing operations before income taxes	241.6	161.9	(273.4)	130.1
Income taxes	67.3	41.9	(71.5)	37.7
Net income (loss) from continuing operations	$174.3	$120.0	$(201.9)	$92.4
Total assets	$3,658.4	$2,565.7	$357.1	$6,581.2
Capital expenditures	$95.2	$7.0	$59.4	$161.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2018 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$2,101.9	$340.9	$—	$2,442.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,230.8	90.7	—	1,321.5
Selling, general and administrative	435.8	30.7	142.3	608.8
Depreciation and amortization	127.5	16.0	28.9	172.4
Total operating expenses	1,794.1	137.4	171.2	2,102.7
Operating profit (loss)	307.8	203.5	(171.2)	340.1
Interest expense	2.2	59.6	129.4	191.2
Other (income) expense, net	(1.9)	(0.3)	(0.8)	(3.0)
Intercompany expense (income)	35.1	(3.2)	(31.9)	—
Income (loss) from continuing operations before income taxes	272.4	147.4	(267.9)	151.9
Income taxes	69.1	35.4	(70.2)	34.3
Net income (loss) from continuing operations	$203.3	$112.0	$(197.7)	$117.6
Total assets	$3,097.7	$2,446.1	$155.6	$5,699.4
Capital expenditures	$95.1	$7.1	$29.1	$131.3

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2017 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$1,937.5	$301.3	$—	$2,238.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,123.9	85.2	—	1,209.1
Selling, general and administrative	360.0	30.9	140.8	531.7
Depreciation and amortization	113.1	31.3	27.1	171.5
Total operating expenses	1,597.0	147.4	167.9	1,912.3
Operating profit (loss)	340.5	153.9	(167.9)	326.5
Interest expense	1.2	43.6	118.4	163.2
Other (income) expense, net	(0.3)	—	(0.7)	(1.0)
Loss on extinguishment of debt	—	—	27.5	27.5
Gain on previously held equity interest value	(21.6)	—	—	(21.6)
Intercompany expense (income)	47.4	(20.2)	(27.2)	—
Income (loss) from continuing operations before income taxes	313.8	130.5	(285.9)	158.4
Income taxes	52.9	26.6	(95.1)	(15.6)
Net income (loss) from continuing operations	$260.9	$103.9	$(190.8)	$174.0
Total assets	$3,132.3	$2,315.6	$98.0	$5,545.9
Capital expenditures	$66.9	$6.1	$24.3	$97.3

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Geographic Information
Our foreign operations include Canada, Mexico Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 62%, 96% and 96% of our foreign operating revenues were from Canada for the year ended December 31, 2019, 2018 and 2017, respectively. The 2019 acquisition of COTW has increased the percentage of operating revenues from Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2019	2018	2017
Operating revenues
U.S.	$2,267.5	$2,078.2	$1,912.3
Foreign	514.4	364.6	326.5
	$2,781.9	$2,442.8	$2,238.8

	December 31,
	2019	2018
Long-lived assets
U.S.	$2,877.8	$2,564.3
Foreign	458.9	274.4
	$3,336.7	$2,838.7

No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018 and 2017

Note 20—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2019 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$689.6	$719.1	$701.9	$671.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	393.9	417.4	410.9	394.9
Selling, general, and administrative	175.2	163.2	158.9	164.7
Depreciation and amortization	44.3	47.9	46.4	50.1
Total operating expenses	613.4	628.5	616.2	609.7
Operating profit	76.2	90.6	85.7	61.6
Interest expense	56.5	55.6	37.9	39.5
Other (income) expense, net	(2.1)	(1.1)	(2.0)	(2.5)
Loss on extinguishment of debt	—	—	2.2	—
Income from continuing operations before income taxes	21.8	36.1	47.6	24.6
Income taxes	6.5	8.7	13.2	9.3
Net income from continuing operations	$15.3	$27.4	$34.4	$15.3
Net income from continuing operations per share
Basic	$0.11	$0.21	$0.26	$0.12
Diluted	$0.11	$0.20	$0.26	$0.12

2018 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$613.2	$623.4	$612.4	$593.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	328.3	330.2	330.7	332.3
Selling, general, and administrative	155.5	149.9	154.7	148.7
Depreciation and amortization	46.3	42.1	41.4	42.6
Total operating expenses	530.1	522.2	526.8	523.6
Operating profit	83.1	101.2	85.6	70.2
Interest expense	41.3	48.4	49.0	52.5
Other (income) expense, net	(0.3)	(0.5)	(3.0)	0.8
Income from continuing operations before income taxes	42.1	53.3	39.6	16.9
Income taxes	7.9	15.9	8.7	1.8
Net income from continuing operations	$34.2	$37.4	$30.9	$15.1
Net income from continuing operations per share
Basic	$0.25	$0.28	$0.23	$0.11
Diluted	$0.25	$0.28	$0.23	$0.11

Note 21—Subsequent Event

In January 2020, the Company entered into pay-fixed interest rate swaps with a notional amount of $500 million to swap variable rate interest payments under its term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2020
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
James P. Hallett	66	Chief Executive Officer and Chairman of the Board of Directors
Charles S. Coleman	48	Senior Vice President, General Counsel and Secretary
Thomas J. Fisher	45	Executive Vice President and Chief Information Officer
Donald S. Gottwald	53	Chief Strategy Officer and President of Digital, Data and Mobility Solutions
John C. Hammer	49	President of ADESA
Peter J. Kelly	51	President
Eric M. Loughmiller	60	Executive Vice President and Chief Financial Officer
James E. Money	57	President of AFC
Lisa A. Price	45	Executive Vice President, Chief People Officer
Benjamin Skuy	57	Executive Vice President of International Markets and Strategic Initiatives

James P. Hallett, 66, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hallett has served as the Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.

Charles S. Coleman, 48, Senior Vice President, General Counsel and Secretary. Mr. Coleman has served as the Company's Senior Vice President and General Counsel since October 2017 and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President, General Counsel and Assistant Secretary from October 2017 to October 2019 and as Vice President, Assistant General Counsel and Assistant Secretary from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham from 1996 to 1999.

Thomas J. Fisher, 45, Executive Vice President and Chief Information Officer. Mr. Fisher has served as the Company's Executive Vice President and Chief Information Officer since April 2017. Mr. Fisher was the Senior Vice President of Cloud Operations and General Manager, Indianapolis, of Genesys Telecommunications Laboratories, Inc. ("Genesys") from December 2016 to March 2017. Mr. Fisher was the Chief Services Officer at Interactive Intelligence Group, Inc. (which was acquired by Genesys) from January 2014 to December 2016 and also held other roles including Vice President of Global Sales Operations from May 2012 to January 2014.

Donald S. Gottwald, 53, Chief Strategy Officer and President of Digital, Data and Mobility Solutions. Mr. Gottwald has been the Chief Strategy Officer since July 2017 and the President of Digital, Data and Mobility Solutions since February 2019. Mr. Gottwald previously served as the Chief Operating Officer from March 2014 to February 2019. Prior to that, Mr. Gottwald served as the Chief Executive Officer of AFC from January 2009 to March 2014. Mr. Gottwald also served as the President of AFC from January 2009 to May 2013. Previously, Mr. Gottwald served in the role of Executive Vice President of Dealer Business for HSBC Auto Finance from December 2005 to October 2008. Prior to working at HSBC Auto Finance, Mr. Gottwald served in several roles of increased responsibility with GMAC Financial Services from June 1993 to December 2005, including Managing Director of Saab Financial Services Corp. and Managing Director of American Suzuki Financial Services. Mr. Gottwald has been active in the American Financial Services Association and previously served on the association's board of directors. In addition, Mr. Gottwald serves on the Northwood University Automotive Marketing Curriculum Advisory Board. In January 2020, the Company announced that Mr. Gottwald is resigning from the Company effective April 3, 2020.

John C. Hammer, 49, President of ADESA. Mr. Hammer has been the President of ADESA since February 2018. Prior to ADESA, Mr. Hammer was Chief Executive Officer of U.S. Auto Sales, Inc. and U.S. Auto Finance, Inc. from June 2016 to February 2018, and Chief Executive Officer of Cruz Auto, LLC from June 2017 to February 2018. Mr. Hammer previously served as Chief Executive Officer and President of AFC from March 2014 to June 2016. Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has 27 years of experience in the automotive industry.

Peter J. Kelly, 51, President. Mr. Kelly has been President since January 2019. Previously, Mr. Kelly served as the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of Openlane from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of Openlane from February 2010 to February 2011. Mr. Kelly was a co-founder of Openlane in 1999 and served in a number of executive roles at Openlane from 1999 to 2010.

Eric M. Loughmiller, 60, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.

James E. Money, 57, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant.

Lisa A. Price, 45, Executive Vice President, Chief People Officer. Ms. Price has served as the Company's Executive Vice President, Chief People Officer since January 2020. Ms. Price previously served as the Executive Vice President of Human Resources from June 2013 to January 2020. Prior to that, Ms. Price served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.

Benjamin Skuy, 57, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.

Delinquent Section 16(a) Reports

The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our
2020 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by
Reference."

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, we have adopted the Code of Ethics for Principal
Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial and accounting officer and such other persons who are designated by our board of directors. Both codes are available on our website at www.karglobal.com and available in print to any stockholder who requests it. Information on, or accessible through, our website is not part of this Form 10-K. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2020 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	2,035,813	$9.07	5,147,288
Equity compensation plans not approved by security holders	—	—	—
Total	2,035,813	$9.07	5,147,288

(1)
Includes service options, exit options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (excluding dividend equivalents). The amount of PRSUs outstanding at target of 279,130 (excluding dividend equivalents) have been included.

(2)
Awards issued by KAR Auction Services, Inc. have exercise prices ranging from $4.60 to $11.74. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.

(3)
The number of securities available for future issuance includes (a) 4,922,268 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 225,020 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
In reviewing the agreements included as exhibits to this Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about KAR Auction Services, ADESA, AFC or other parties to the agreements.
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities					X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Eric Loughmiller	8-K	001-34568	10.5	12/17/2013

10.7	*	Employment Agreement, dated January 25, 2018, between KAR Auction Services, Inc. and John C. Hammer	10-K	001-34568	10.7	2/21/2019

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8c	*	Consulting Agreement, dated September 12, 2019, between KAR Auction Services, Inc. and Rebecca C. Polak	10-Q	001-34568	10.8c	11/6/2019

10.9a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9a	2/24/2017

10.9b	*	Amendment to Employment Agreement, dated December 31, 2014, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9b	2/24/2017

10.9c	*	Amendment No. 2 to Employment Agreement, dated January 8, 2019, between KAR Auction Services, Inc. and Peter Kelly	10-K	001-34568	10.9c	2/21/2019

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020					X

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^	Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/21/2019

10.16a	^	Fourth Amended and Restated Receivables Purchase Agreement, dated December 20, 2016, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-K	001-34568	10.16	2/24/2017

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
			10-K	001-34568	10.16c	2/21/2019

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27d	*	Amendment No. 3 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018	10-Q	001-34568	10.26d	11/7/2018

10.28a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.29	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.34	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.35	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers					X

10.36	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.37	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	*	Form of 2020 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)					X

10.39		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.40		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.41		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from KAR Auction Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2019, 2018 and 2017; (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (iii) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2019, 2018 and 2017; and (v) the Notes to Consolidated Financial Statements.
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
February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 19, 2020
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 19, 2020
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ DAVID DIDOMENICO	Director	February 19, 2020
David DiDomenico

/s/ CARMEL GALVIN	Director	February 19, 2020
Carmel Galvin

/s/ MARK E. HILL	Director	February 19, 2020
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 19, 2020
J. Mark Howell

/s/ STEFAN JACOBY	Director	February 19, 2020
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Lead Independent Director	February 19, 2020
Michael T. Kestner

/s/ MARY ELLEN SMITH	Director	February 19, 2020
Mary Ellen Smith

/s/ STEPHEN E. SMITH	Director	February 19, 2020
Stephen E. Smith