Form 10-Q
period 2020-03-31
KAR Auction Services, Inc.
filed 2020-05-07
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2020, 129,175,792 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues
Auction fees and services revenue	$491.5	$541.9
Purchased vehicle sales	75.5	57.8
Finance-related revenue	78.5	89.9
Total operating revenues	645.5	689.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	394.6	393.9
Selling, general and administrative	162.4	175.2
Depreciation and amortization	47.7	44.3
Total operating expenses	604.7	613.4
Operating profit	40.8	76.2
Interest expense	38.0	56.5
Other income, net	(2.0)	(2.1)
Income from continuing operations before income taxes	4.8	21.8
Income taxes	2.0	6.5
Income from continuing operations	$2.8	$15.3
Income from discontinued operations, net of income taxes	—	62.5
Net income	$2.8	$77.8
Net income per share - basic
Income from continuing operations	$0.02	$0.11
Income from discontinued operations	—	0.47
Net income	$0.02	$0.58
Net income per share - diluted
Income from continuing operations	$0.02	$0.11
Income from discontinued operations	—	0.47
Net income	$0.02	$0.58
Dividends declared per common share	$0.19	$0.35

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$2.8	$77.8
Other comprehensive income (loss), net of tax
Foreign currency translation (loss) gain	(35.9)	8.1
Unrealized loss on interest rate derivatives, net of tax of $(6.2)	(19.0)	—
Total other comprehensive income (loss), net of tax	(54.9)	8.1
Comprehensive income (loss)	$(52.1)	$85.9

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$293.1	$507.6
Restricted cash	114.4	53.3
Trade receivables, net of allowances of $10.8 and $9.5	244.1	457.5
Finance receivables, net of allowances of $25.0 and $15.0	1,929.8	2,100.2
Other current assets	131.5	125.9
Total current assets	2,712.9	3,244.5
Other assets
Goodwill	1,810.7	1,821.7
Customer relationships, net of accumulated amortization of $642.9 and $637.4	194.5	207.9
Other intangible assets, net of accumulated amortization of $301.7 and $292.4	295.2	298.5
Operating lease right-of-use assets	358.7	364.1
Property and equipment, net of accumulated depreciation of $544.0 and $534.3	594.0	609.0
Other assets	33.7	35.5
Total other assets	3,286.8	3,336.7
Total assets	$5,999.7	$6,581.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$354.3	$704.6
Accrued employee benefits and compensation expenses	56.5	72.7
Accrued interest	19.0	7.9
Other accrued expenses	186.7	216.9
Income taxes payable	0.9	1.1
Dividends payable	24.5	24.5
Obligations collateralized by finance receivables	1,349.9	1,461.2
Current maturities of long-term debt	27.0	28.8
Total current liabilities	2,018.8	2,517.7
Non-current liabilities
Long-term debt	1,860.1	1,861.3
Deferred income tax liabilities	116.9	134.5
Operating lease liabilities	353.1	358.3
Other liabilities	79.0	59.2
Total non-current liabilities	2,409.1	2,413.3
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares: 100,000,000
Issued shares: none	—	—
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2020: 129,161,707
December 31, 2019: 128,833,452	1.3	1.3
Additional paid-in capital	1,031.6	1,028.9
Retained earnings	624.8	651.0
Accumulated other comprehensive loss	(85.9)	(31.0)
Total stockholders' equity	1,571.8	1,650.2
Total liabilities and stockholders' equity	$5,999.7	$6,581.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	128.8	$1.3	$1,028.9	$651.0	$(31.0)	$1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net income				2.8		2.8
Other comprehensive loss					(54.9)	(54.9)
Issuance of common stock under stock plans	0.5		0.4			0.4
Surrender of RSUs for taxes	(0.1)		(3.4)			(3.4)
Stock-based compensation expense			5.0			5.0
Dividends earned under stock plan			0.7	(0.7)		—
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Balance at March 31, 2020	129.2	$1.3	$1,031.6	$624.8	$(85.9)	$1,571.8

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				77.8		77.8
Other comprehensive income					8.1	8.1
Issuance of common stock under stock plans	0.6		0.7			0.7
Surrender of RSUs for taxes	(0.2)		(10.2)			(10.2)
Stock-based compensation expense			7.4			7.4
Dividends earned under stock plan			1.7	(1.7)		—
Cash dividends declared to stockholders ($0.35 per share)				(46.6)		(46.6)
Balance at March 31, 2019	133.3	$1.3	$1,131.5	$422.9	$(53.2)	$1,502.5

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$2.8	$77.8
Net income from discontinued operations	—	(62.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.7	44.3
Provision for credit losses	18.7	9.6
Deferred income taxes	(4.7)	3.5
Amortization of debt issuance costs	2.7	2.6
Stock-based compensation	5.0	6.4
Other non-cash, net	1.4	3.5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	210.7	(177.8)
Accounts payable and accrued expenses	(333.5)	142.6
Net cash (used by) provided by operating activities - continuing operations	(49.2)	50.0
Net cash provided by operating activities - discontinued operations	—	37.5
Investing activities
Net decrease in finance receivables held for investment	146.3	18.6
Acquisition of businesses (net of cash acquired)	—	(120.7)
Purchases of property, equipment and computer software	(29.6)	(32.3)
Net cash provided by (used by) investing activities - continuing operations	116.7	(134.4)
Net cash used by investing activities - discontinued operations	—	(21.6)
Financing activities
Net (decrease) increase in book overdrafts	(35.1)	37.4
Net (decrease) increase in borrowings from lines of credit	(1.8)	108.8
Net decrease in obligations collateralized by finance receivables	(103.7)	(88.5)
Payments on long-term debt	(2.4)	(10.7)
Payments on finance leases	(4.4)	(4.7)
Payments of contingent consideration and deferred acquisition costs	(22.3)	—
Issuance of common stock under stock plans	0.4	0.7
Tax withholding payments for vested RSUs	(3.4)	(10.2)
Dividends paid to stockholders	(24.5)	(46.5)
Net cash used by financing activities - continuing operations	(197.2)	(13.7)
Net cash used by financing activities - discontinued operations	—	(4.6)
Effect of exchange rate changes on cash	(23.7)	5.8
Net decrease in cash, cash equivalents and restricted cash	(153.4)	(81.0)
Cash, cash equivalents and restricted cash at beginning of period	560.9	304.7
Cash, cash equivalents and restricted cash at end of period	$407.5	$223.7
Cash paid for interest, net of proceeds from interest rate derivatives	$23.4	$35.7
Cash paid for taxes, net of refunds - continuing operations	$5.6	$14.0
Cash paid for taxes, net of refunds - discontinued operations	$—	$15.3

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2020 (Unaudited)
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

•
"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 2;

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries;

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at March 31, 2020);

•	"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement; and

•	"2017 Revolving Credit Facility" refers to the $350 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement.
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of March 31, 2020, we have a North American network of 74 ADESA whole car auction sites and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 123 locations throughout the United States and Canada as of March 31, 2020. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 2019, as filed with the Securities and Exchange Commission on February 19, 2020. The 2019 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Reclassifications
ADESA Auction Services' revenue reported in the consolidated statements of income for the three months ended March 31, 2019 has been reclassified between "Auction fees and services revenue" and "Purchased vehicle sales" in the consolidated statements of income to conform with the presentation for the three months ended March 31, 2020.
Certain amounts reported in the consolidated financial statements prior to June 2019 have been reclassified to discontinued operations to reflect the spin-off of the Company's former salvage auction business. In addition, certain amounts reported for segment results in the consolidated financial statements prior to June 2019 have been reclassified to conform to a discontinued operations presentation. See Note 2 for a discussion of discontinued operations.
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

Acquisition-Related Deferred and Contingent Consideration

Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At March 31, 2020, we had accrued deferred and estimated contingent consideration with a fair value of approximately $3.6 million and $40.8 million, respectively. At March 31, 2020, the aggregate maximum potential payment remaining for undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $102.0 million. For the three months ended March 31, 2020, we made CarsOnTheWeb contingent consideration and deferred acquisition payments of $22.3 million.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

Income Taxes

Our effective tax rate for the three months ended March 31, 2020 was calculated using the discrete-period computation method by applying the actual effective tax rate as of March 31, 2020 to our pre-tax income.
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. We adopted Topic 326 in the first quarter of 2020 and the change in methodology for measuring credit losses resulted in an increase in the allowance for credit losses of $5.0 million. The cumulative effect of this change was recognized, net of tax, as a $3.8 million adjustment to retained earnings on January 1, 2020.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 (implied fair value measurement). Instead goodwill impairment would be measured as the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.
Note 2—IAA Separation and Discontinued Operations
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

The financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $0.8 million for the three months ended March 31, 2019, in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Three Months Ended March 31,
	2020	2019
Operating revenues	$—	$357.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	218.4
Selling, general and administrative	—	32.4
Depreciation and amortization	—	21.8
Total operating expenses	—	272.6
Operating profit	—	84.6
Interest expense	—	0.3
Other expense, net	—	0.1
Income from discontinued operations before income taxes	—	84.2
Income taxes	—	21.7
Income from discontinued operations	$—	$62.5

Note 3—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the KAR Auction Services, Inc. PRSUs and RSUs should be classified as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2020	2019
PRSUs	$1.5	$3.6
RSUs	3.5	2.8
Total stock-based compensation expense	$5.0	$6.4

In the three months ended March 31, 2020, we granted a target amount of approximately 0.4 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.4 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $22.25 per share, which was determined using the closing price of the Company's common stock on the dates of grant.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

Share Repurchase Program
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
Note 4—Net Income from Continuing Operations Per Share
The following table sets forth the computation of net income from continuing operations per share (in millions except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income from continuing operations	$2.8	$15.3
Weighted average common shares outstanding	129.0	133.1
Effect of dilutive stock options and restricted stock awards	1.0	0.7
Weighted average common shares outstanding and potential common shares	130.0	133.8
Net income from continuing operations per share
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

Basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income from continuing operations per share for each of the three months ended March 31, 2020 and 2019. In addition, approximately 0.4 million and 0.8 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the three months ended March 31, 2020 and 2019, respectively. Total options outstanding at March 31, 2020 and 2019 were 0.7 million and 1.0 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at March 31, 2020.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at March 31, 2020. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2020		Net Credit Losses Three Months Ended March 31, 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,939.3	$23.2	$11.9
Other loans	15.5	—	—
Total receivables managed	$1,954.8	$23.2	$11.9

	December 31, 2019		Net Credit Losses Three Months Ended March 31, 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,099.4	$28.8	$7.9
Other loans	15.8	—	—
Total receivables managed	$2,115.2	$28.8	$7.9

The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	March 31, 2020	March 31, 2019
Allowance for Credit Losses
Balance at beginning of period	$15.0	$14.0
Opening balance adjustment for adoption of ASC Topic 326	5.0	—
Provision for credit losses	16.9	8.2
Recoveries	1.9	2.3
Less charge-offs	(13.8)	(10.2)
Balance at end of period	$25.0	$14.3

As of March 31, 2020 and December 31, 2019, $1,929.9 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement. Obligations collateralized by finance receivables consisted of the following:

	March 31, 2020	December 31, 2019
Obligations collateralized by finance receivables, gross	$1,361.4	$1,474.4
Unamortized securitization issuance costs	(11.5)	(13.2)
Obligations collateralized by finance receivables	$1,349.9	$1,461.2

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2020, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2020	December 31, 2019
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$945.2	$947.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	17.5	19.3
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,912.7	1,916.9
Unamortized debt issuance costs/discounts				(25.6)	(26.8)
Current portion of long-term debt				(27.0)	(28.8)
Long-term debt				$1,860.1	$1,861.3

*The interest rates presented in the table above represent the rates in place at March 31, 2020.
Credit Facilities
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
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 3.19% at March 31, 2020.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, provided there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at March 31, 2020.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

There were no borrowings on the Revolving Credit Facility at March 31, 2020 and December 31, 2019. In addition, we had related outstanding letters of credit in the aggregate amount of $29.7 million and $27.4 million at March 31, 2020 and December 31, 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
European Lines of Credit

COTW has lines of credit aggregating $33.1 million (€30 million). The lines of credit had an aggregate $17.5 million of borrowings outstanding at March 31, 2020. The lines of credit are guaranteed by certain COTW subsidiaries.

Fair Value of Debt
As of March 31, 2020, the estimated fair value of our long-term debt amounted to $1,794.4 million. The estimates of fair value were based on broker-dealer quotes for our debt as of March 31, 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 7—Derivatives
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We use interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Currently, interest rate swap agreements are used to accomplish this objective.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
We have designated the interest rate swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps (unrealized gains/losses) are recorded as a component of "Accumulated other comprehensive income." For the three months ended March 31, 2020, the Company recorded an unrealized loss on the interest rate swaps of $19.0 million, net of tax. The Company does not expect any gains/losses currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. No amount of ineffectiveness was included in net income for the three months ended March 31, 2020.
When derivatives are used, we are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks (based on significant observable inputs - Level 2 inputs). The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in millions):

	Liability Derivatives
	March 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$25.2	N/A	N/A

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

We did not designate any of the 2017 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps were recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2020	2019
Derivatives Designated as Hedging Instruments
2020 Interest rate swaps	Interest expense	$—	N/A
Derivatives Not Designated as Hedging Instruments
2017 Interest rate caps	Interest expense	N/A	$(0.5)

Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings related to continuing operations which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Foreign currency translation loss	$(66.9)	$(31.0)
Unrealized loss on interest rate derivatives, net of tax	(19.0)	—
Accumulated other comprehensive loss	$(85.9)	$(31.0)

Note 10—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into two operating segments: ADESA Auctions and AFC, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Results of the former IAA segment and spin-related costs are now reported as discontinued operations (see Note 2). Segment results for the three months ended March 31, 2019 have been reclassified to conform with the new presentation of segments.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

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
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2020 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$567.0	$78.5	$—	$645.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	370.7	23.9	—	394.6
Selling, general and administrative	122.8	6.5	33.1	162.4
Depreciation and amortization	39.1	2.7	5.9	47.7
Total operating expenses	532.6	33.1	39.0	604.7
Operating profit (loss)	34.4	45.4	(39.0)	40.8
Interest expense	0.8	13.6	23.6	38.0
Other (income) expense, net	—	(0.1)	(1.9)	(2.0)
Intercompany expense (income)	0.7	(0.8)	0.1	—
Income (loss) from continuing operations before income taxes	32.9	32.7	(60.8)	4.8
Income taxes	8.8	8.1	(14.9)	2.0
Net income (loss) from continuing operations	$24.1	$24.6	$(45.9)	$2.8
Total assets	$3,279.5	$2,445.3	$274.9	$5,999.7
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$599.7	$89.9	$—	$689.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	370.7	23.2	—	393.9
Selling, general and administrative	126.6	7.2	41.4	175.2
Depreciation and amortization	35.0	2.4	6.9	44.3
Total operating expenses	532.3	32.8	48.3	613.4
Operating profit (loss)	67.4	57.1	(48.3)	76.2
Interest expense	0.7	17.1	38.7	56.5
Other (income) expense, net	(1.9)	(0.1)	(0.1)	(2.1)
Intercompany expense (income)	10.3	(1.2)	(9.1)	—
Income (loss) from continuing operations before income taxes	58.3	41.3	(77.8)	21.8
Income taxes	15.9	10.8	(20.2)	6.5
Net income (loss) from continuing operations	$42.4	$30.5	$(57.6)	$15.3
Total assets	$3,797.0	$2,406.1	$98.5	$6,301.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2020 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 57% and 70% of our foreign operating revenues were from Canada for the three months ended March 31, 2020 and 2019, respectively. The 2019 acquisition of COTW has increased the percentage of operating revenues from Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2020	2019
Operating revenues
U.S.	$523.3	$579.9
Foreign	122.2	109.7
	$645.5	$689.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020. Some of these factors include:

•	the evolving impact of the COVID-19 pandemic on our business and the economy generally;

•	our ability to effectively maintain or update information and technology systems;

•	our ability to implement and maintain measures to protect against cyber-attacks;

•	significant current competition and the introduction of new competitors;

•	competitive pricing pressures;

•	our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;

•	our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;

•	business development activities, including greenfields, acquisitions and integration of acquired businesses;

•	costs associated with the acquisition of businesses or technologies;

•	fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;

•	any losses of key personnel;

•	our ability to obtain land or renew/enter into new leases at commercially reasonable rates;

•	decreases in the number of used vehicles sold at physical auctions;

•	changes in the market value of vehicles auctioned;

•	trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;

•	the ability of consumers to lease or finance the purchase of new and/or used vehicles;

•	the ability to recover or collect from delinquent or bankrupt customers;

•	economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;

•	trends in the vehicle remarketing industry;

•	trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;

•	changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;

•	laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles and commercial lending activities;

•	our ability to maintain our brand and protect our intellectual property;

•	the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;

•	weather, including increased expenses as a result of catastrophic events;

•	general business conditions;

•	our substantial amount of debt;

•	restrictive covenants in our debt agreements;

•	our assumption of the settlement risk for vehicles sold;

•	litigation developments;

•	our self-insurance for certain risks;

•	interruptions to service from our workforce;

•	any impairment to our goodwill or other intangible assets;

•	changes in effective tax rates;

•	the taxable nature of the spin-off of our former salvage auction business;

•	changes to accounting standards; and

•	other risks described from time to time in our filings with the SEC.
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
Impact of COVID-19

On March 11, 2020, the World Health Organization ("WHO") designated COVID-19 as a pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including shelter-in-place orders, quarantines, significant restrictions on travel and business curtailments. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Soon after the WHO designated COVID-19 as a pandemic, we decided to hold all sales in a Simulcast-only format to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars did not run across the block and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19. We experienced a decline in demand for wholesale vehicles as a result of the COVID-19 pandemic and related conditions. On March 20, 2020, we announced the temporary suspension of physical sale operations, including Simulcast-only sales, across North America. Although we experienced a reduction in volumes during March 2020, we did have some positive news as a result of the disruption to our marketplaces. We have enrolled thousands of dealers who had previously bought in-lane only onto our Simulcast network and had a record number of dealers participate in our Simulcast auctions. We also held our first ever Simulcast+ auction, a fully digital auction operated remotely with an automated auctioneer, sequential sales, audio and visual cues to simulate the live auction experience and all buyers and sellers interacting virtually through the Simulcast platform.

On April 6, 2020, the Company reopened Simulcast-only sales in select markets and has continued to expand the Simulcast-only sales each week, where possible and as permitted. As of April 20, 2020, more than 60 ADESA Simulcast auctions, including Simulcast+ auctions, are scheduled to be held across the U.S. and Canada. However, volumes have been significantly less than normal operations. This could continue for an extended period of time. As a result, we have materially reduced our cost structure, as further discussed below.

Given the evolving health, economic, social and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain. As a result, we have taken certain measures to help protect the business and our liquidity while our operations are negatively impacted. Some of these measures include the following:

•	We have reduced compensation expense:

▪	KAR’s CEO, CFO and President have voluntarily elected to forgo 100% of their respective base salaries effective April 5, 2020 through at least June 27, 2020.

▪	The remainder of KAR’s executive officers have voluntarily elected to reduce their base salaries by 50% during this period.

▪	Base salaries across many levels of the organization have been temporarily reduced.

▪	We furloughed approximately 11,000 employees in April 2020.

▪	KAR’s board of directors voluntarily elected to forgo their cash compensation for the second quarter of 2020.

•	Business travel for any reason has been prohibited.

•	Non-essential services provided by third parties at our locations have generally been suspended.

•	All capital projects at our physical auction locations have been delayed or canceled.

•	The Company has temporarily suspended its quarterly dividend in light of the impact of the COVID-19 pandemic on its operations.

•	We have negotiated the deferral of rent payments with certain landlords.

•	The ADESA Assurance program was temporarily suspended.

•	AFC has reduced the unused portion of certain floorplan lines with its customers.

In addition, we intend to take advantage of the Employee Retention Credit and the Federal Employer Social Security Tax Deferment provided under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.
Overview
We provide whole car auction services in North America and Europe. Our business is divided into two reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions and AFC.

•
The ADESA Auctions segment serves a domestic and international customer base through physical and online auctions and through 74 whole car auction facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles at ADESA's auctions are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At March 31, 2020, AFC conducted business at 123 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

•
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

Recent Developments
On March 16, 2020, in response to the COVID-19 pandemic, the Company announced that it was modifying its North American auction processes and would be holding auctions online only via Simulcast to protect the health and well-being of its workforce and customers. On March 20, 2020, the Company announced that it was suspending physical sale operations across North America at all ADESA auction locations, including Simulcast-only sales, for at least two weeks. All non-essential auction employees were sent home and were paid during the two week closure. On April 6, 2020, the Company reopened Simulcast-only sales in select markets and has continued to expand the Simulcast-only sales each week, where possible and as permitted. The Company has altered its processes to comply with all local, state and provincial directives, including social distancing guidelines, which have materially limited ADESA's ability to provide its full scope of services until the guidelines are eased or terminated. As a result, the Company has furloughed employees, other than those essential to support the reduced level of current operations, and has temporarily reduced base salaries of other employees across many levels of the organization.
Recent restrictions on retail automobile sales and operations have reduced floorings and payoffs at AFC. As a result, AFC launched a Customer Relief Program in March 2020. Under the Customer Relief Program, eligible customers may choose to defer curtailment payments (principal, fees and interest) due through May 31, 2020, on eligible units. AFC has also reduced/restricted the unused portion of certain floorplan lines with its customers.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only volumes and mobile application volumes, were approximately 11.5 million in 2018. Data for the whole car auction industry is collected by the NAAA through an annual survey. NAAA industry volumes for 2019 have not yet been released. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane and TradeRev), but we have included these volumes in our totals. We estimate that used vehicle auction volumes in North America in 2019 were approximately 12 million vehicles, including online only volumes and mobile application volumes. In addition to the traditional whole car auction market and online only venues described above, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car by approximately 5 million units. The COVID-19 pandemic has had a material impact on the whole car auction industry and we are unable to estimate future volumes, but expect volumes in 2020 to be significantly lower than in 2019.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 16,100 dealers in 2019, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.8 million in 2019. The COVID-19 pandemic has had a significant impact on AFC and we are unable to estimate future loan transaction volumes, but expect volumes in 2020 to be significantly lower than in 2019.
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, lack of access to consumer financing and increased competition resulting from consolidation in the used vehicle dealer industry, as well as the ability to operate in locations experiencing pandemic shelter-in-place orders. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. As a result of reduced retail activity, wholesale used car pricing has declined in April 2020. This could lead to increased losses if dealers are unable to satisfy their obligations.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees and services revenue	$491.5	$541.9
Purchased vehicle sales	75.5	57.8
Finance-related revenue	78.5	89.9
Total revenues	645.5	689.6
Cost of services*	394.6	393.9
Gross profit*	250.9	295.7
Selling, general and administrative	162.4	175.2
Depreciation and amortization	47.7	44.3
Operating profit	40.8	76.2
Interest expense	38.0	56.5
Other income, net	(2.0)	(2.1)
Income from continuing operations before income taxes	4.8	21.8
Income taxes	2.0	6.5
Net income from continuing operations	2.8	15.3
Net income from discontinued operations	—	62.5
Net income	$2.8	$77.8
Net income from continuing operations per share
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

* Exclusive of depreciation and amortization
Overview
For the three months ended March 31, 2020, we had revenue of $645.5 million compared with revenue of $689.6 million for the three months ended March 31, 2019, a decrease of 6%. Businesses acquired accounted for an increase in revenue of $18.3 million or 3% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $3.4 million, or 8%, to $47.7 million for the three months ended March 31, 2020, compared with $44.3 million for the three months ended March 31, 2019. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2019.
Interest Expense
Interest expense decreased $18.5 million, or 33%, to $38.0 million for the three months ended March 31, 2020, compared with $56.5 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 0.7% and a decrease of $939.0 million in the average outstanding balance of corporate debt for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019 and a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019. In addition, there was a decrease in interest expense at AFC of $3.5 million, which resulted from a decrease in incremental interest rates for the three months ended March 31, 2020, as compared with the three months ended March 31, 2019.

Income Taxes
We had an effective tax rate of 41.7% for the three months ended March 31, 2020, compared with an effective tax rate of 29.8% for the three months ended March 31, 2019. The increase in the effective tax rate was primarily attributable to lower pre-tax earnings for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2020 was calculated using the discrete-period computation method by applying the actual effective tax rate as of March 31, 2020 to our pre-tax income.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the three months ended March 31, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $62.5 million, respectively. For a further discussion, reference Note 2 of the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended March 31, 2020, fluctuations in the euro exchange rate decreased revenue by $1.4 million and had no impact on operating profit, net income and net income per diluted share. For the three months ended March 31, 2020, fluctuations in the Canadian exchange rate decreased revenue by $0.4 million and had no impact on operating profit, net income and net income per diluted share.
ADESA Results

	Three Months Ended March 31,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees and services revenue	$491.5	$541.9
Purchased vehicle sales	75.5	57.8
Total ADESA revenue	567.0	599.7
Cost of services*	370.7	370.7
Gross profit*	196.3	229.0
Selling, general and administrative	122.8	126.6
Depreciation and amortization	39.1	35.0
Operating profit	$34.4	$67.4
Vehicles sold	862,000	945,000
Institutional vehicles sold in North America	622,000	681,000
Dealer consignment vehicles sold in North America	212,000	241,000
Vehicles sold in Europe	28,000	23,000
Percentage of vehicles sold online	63%	57%
Conversion rate at North American physical auctions	63.3%	63.8%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$914	$875
Online only revenue per vehicle sold, excluding purchased vehicles	$163	$144

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $32.7 million, or 5%, to $567.0 million for the three months ended March 31, 2020, compared with $599.7 million for the three months ended March 31, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold, partially offset by an increase in average revenue per vehicle sold, excluding purchased vehicle sales and increased proceeds from purchased vehicle sales. Businesses acquired in the last 12 months accounted for an increase in revenue of $18.3 million, of which approximately $12.7 million was included in "Purchased vehicle sales." The decrease in revenue included the impact of decreases in revenue of $1.4 million due to fluctuations in the euro exchange rate and $0.3 million due to fluctuations in the Canadian exchange rate.

The decrease in vehicles sold was primarily attributable to a 9% decrease in institutional volume, including vehicles sold on our online only platform, as well as a 9% decrease in dealer consignment units sold for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. Online sales volume for ADESA represented approximately 63% of the total vehicles sold in the first quarter of 2020, compared with approximately 57% in the first quarter of 2019. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast or DealerBlock, accounted for approximately 72% of ADESA's North American online sales volume. ADESA sold approximately 367,000 (including approximately 33,000 from TradeRev) and 367,000 (including approximately 31,000 from TradeRev) vehicles through its North American online only offerings in the first quarter of 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, dealer consignment vehicles represented approximately 38% of used vehicles sold at ADESA physical auction locations. The volume of vehicles sold at physical auction locations in the first quarter of 2020 decreased approximately 16% compared with the first quarter of 2019. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 63.3% for the three months ended March 31, 2020, compared with 63.8% for the three months ended March 31, 2019.
Volumes sold for the three months ended March 31, 2020 were materially impacted by the restrictions placed on businesses throughout the world. Beginning the week of March 16, we experienced a significant decline in volumes, as customers began to cease operations in response to local, state and provincial directives. Year-to-date through February 29, 2020, North American volumes, excluding TradeRev, were up approximately 7% in comparison to 2019. For the first week of March 2020, North American volumes, excluding TradeRev, were up approximately 1% in comparison to 2019. In the second, third and fourth weeks of March 2020, North American volumes, excluding TradeRev, were down approximately 12%, 45% and 87%, respectively, in comparison to 2019.
Physical auction revenue per vehicle sold increased $39, or 4%, to $914 for the three months ended March 31, 2020, compared with $875 for the three months ended March 31, 2019. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. The increase in physical auction revenue per vehicle sold was primarily attributable to an increase in lower margin ancillary services revenue and auction fees related to higher average transaction prices, as well as a decrease in the number of vehicles sold at physical auctions.
Online only auction revenue per vehicle sold increased $53 to $259 for the three months ended March 31, 2020, compared with $206 for the three months ended March 31, 2019. The increase in online only auction revenue per vehicle sold was attributable to an increase in purchased vehicle sales associated with the ADESA Assurance Program, the increase in TradeRev revenue and the inclusion of ADESA Europe sales. The entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $163 and $144 for the three months ended March 31, 2020 and 2019, respectively. The $19 increase in online only revenue per vehicle was attributable to increased revenue per vehicle for units sold on the TradeRev platform and the addition of ADESA Europe.
Gross Profit
For the three months ended March 31, 2020, gross profit for ADESA decreased $32.7 million, or 14%, to $196.3 million, compared with $229.0 million for the three months ended March 31, 2019. Gross profit for ADESA was 34.6% of revenue for the three months ended March 31, 2020, compared with 38.2% of revenue for the three months ended March 31, 2019. Gross profit as a percentage of revenue decreased for the three months ended March 31, 2020 as compared with the three months ended March 31, 2019 as a result of an increase in purchased vehicle sales primarily related to the acquisition of COTW and increased activity under ADESA Assurance. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicle sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 39.9% and 42.2% for the three months ended March 31, 2020 and 2019, respectively. The remaining decrease in gross profit as a percentage of revenue relates to growth in lower margin ancillary services and the shut down of the physical auctions on March 20, 2020 in response to the COVID-19 pandemic. While revenue decreased for the three months ended March 31, 2020, cost of services remained consistent, as all non-essential auction employees were paid during the 2 week closure. Businesses acquired in the last 12 months accounted for an increase in cost of services of $15.6 million for the three months ended March 31, 2020.

Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $3.8 million, or 3%, to $122.8 million for the three months ended March 31, 2020, compared with $126.6 million for the three months ended March 31, 2019, primarily due to decreases in incentive-based compensation of $5.4 million, marketing costs of $2.3 million, severance of $1.5 million and travel expenses of $0.9 million (as a result of travel restrictions put in place on February 28), partially offset by increases in costs associated with acquisitions of $1.9 million, information technology costs of $1.6 million, compensation expense of $0.9 million, professional fees of $0.8 million and other miscellaneous expenses aggregating $1.1 million.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$83.8	$86.9
Other revenue	2.7	2.8
Provision for credit losses	(16.9)	(8.2)
Warranty contract revenue	8.9	8.4
Total AFC revenue	78.5	89.9
Cost of services*	23.9	23.2
Gross profit*	54.6	66.7
Selling, general and administrative	6.5	7.2
Depreciation and amortization	2.7	2.4
Operating profit	$45.4	$57.1
Loan transactions	448,000	461,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$155	$177

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2020, AFC revenue decreased $11.4 million, or 13%, to $78.5 million, compared with $89.9 million for the three months ended March 31, 2019. The decrease in revenue was primarily the result of a 3% decrease in loan transactions and a 12% decrease in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $22, or 12%, primarily as a result of an increase in provision for credit losses for the three months ended March 31, 2020. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 3.3% of the average managed receivables for the three months ended March 31, 2020 from 1.6% for the three months ended March 31, 2019.
Gross Profit
For the three months ended March 31, 2020, gross profit for the AFC segment decreased $12.1 million to $54.6 million, or 69.6% of revenue, compared with $66.7 million, or 74.2% of revenue, for the three months ended March 31, 2019. The decrease in gross profit as a percent of revenue was primarily the result of a 13% decrease in revenue and a 3% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $0.5 million and other miscellaneous expenses aggregating $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $0.7 million, or 10%, to $6.5 million for the three months ended March 31, 2020, compared with $7.2 million for the three months ended March 31, 2019, primarily as a result of decreases in incentive-based compensation of $0.4 million and stock-based compensation of $0.3 million.

Holding Company Results

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Selling, general and administrative	$33.1	$41.4
Depreciation and amortization	5.9	6.9
Operating loss	$(39.0)	$(48.3)
Selling, General and Administrative
For the three months ended March 31, 2020, selling, general and administrative expenses at the holding company decreased $8.3 million, or 20%, to $33.1 million, compared with $41.4 million for the three months ended March 31, 2019, primarily as a result of decreases in incentive-based compensation of $3.6 million, professional fees of $2.5 million, compensation expense of $1.6 million, stock-based compensation of $0.9 million and other miscellaneous expenses of $0.8 million, partially offset by increases in information technology costs of $1.1 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

(Dollars in millions)	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$293.1	$507.6	$199.4
Restricted cash	114.4	53.3	24.3
Working capital	694.1	726.8	277.5
Amounts available under the Revolving Credit Facility*	325.0	325.0	256.5
Cash flow from operations for the three months ended	(49.2)		50.0

*
There were related outstanding letters of credit totaling approximately $29.7 million, $27.4 million and $32.9 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions. The COVID-19 pandemic is having a significant impact on our business. As a result, we have implemented several measures that we believe will enhance liquidity for the foreseeable future. Some of these measures include the following:

•	We have reduced compensation expense:

▪	KAR’s CEO, CFO and President have voluntarily elected to forgo 100% of their respective base salaries effective April 5, 2020 through at least June 27, 2020.

▪	The remainder of KAR’s executive officers have voluntarily elected to reduce their base salaries by 50% during this period.

▪	Base salaries across many levels of the organization have been temporarily reduced.

▪	We furloughed approximately 11,000 employees in April 2020.

▪	KAR’s board of directors voluntarily elected to forgo their cash compensation for the second quarter of 2020.

•	Business travel for any reason has been prohibited.

•	Non-essential services provided by third parties at our locations have generally been suspended.

•	All capital projects at our physical auction locations have been delayed or canceled.

•	The Company has temporarily suspended its quarterly dividend in light of the impact of the COVID-19 pandemic on its operations.

•	We have negotiated the deferral of rent payments with certain landlords.

•	The ADESA Assurance program was temporarily suspended.

•	AFC has reduced the unused portion of certain floorplan lines with its customers.

In addition, we intend to take advantage of the Employee Retention Credit and the Federal Employer Social Security Tax Deferment provided under the CARES Act. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our liquidity.

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
Approximately $123.3 million of available cash was held by our foreign subsidiaries at March 31, 2020. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and foreign withholding tax expense would need to be recognized, net of any applicable foreign tax credits. We expect any applicable taxes to be minimal.
AFC offers short-term inventory-secured financing, also known as floorplan financing, to independent used vehicle dealers. Financing is primarily provided for terms of 30 to 90 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. In response to the COVID-19 pandemic and the related economic downturn, AFC launched a Customer Relief Program in March 2020. Under the Customer Relief Program, eligible customers may choose to defer curtailment payments (principal, fees and interest) due through May 31, 2020, on eligible units. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."
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
Term Loan B-6 was issued at a discount of $2.4 million and the discount is being amortized using the effective interest method to interest expense over the term of the loan. Term Loan B-6 is payable in quarterly installments equal to 0.25% of the original aggregate principal amount, with the balance payable at the maturity date.
As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 3.19% at March 31, 2020.
On March 31, 2020, $945.2 million was outstanding on Term Loan B-6 and there were no borrowings on the Revolving Credit Facility. In addition, we had related outstanding letters of credit in the aggregate amount of $29.7 million and $27.4 million at March 31, 2020 and December 31, 2019, which reduce the amount available for borrowings under the Revolving Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at March 31, 2020. However, there were related letters of credit outstanding totaling approximately C$0.3 million at March 31, 2020, which reduce amounts available under the Canadian line of credit. In addition, our European operations have lines of credit aggregating $33.1 million (€30 million) of which $17.5 million was drawn at March 31, 2020.

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
The Credit Agreement contains certain restrictive loan covenants, including, among others, a financial covenant requiring that a Consolidated Senior Secured Net Leverage Ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, and covenants limiting our ability to incur indebtedness, grant liens, make acquisitions, consummate change of control transactions, dispose of assets, pay dividends, make investments and engage in certain transactions with affiliates. The Consolidated Senior Secured Net Leverage Ratio is calculated as total consolidated debt (net of unrestricted cash) divided by the last four quarters consolidated Adjusted EBITDA. Total consolidated debt includes term loan borrowings, revolving loans and finance lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses.
Certain covenants contained within the Credit Agreement are critical to an investor's understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The Consolidated Senior Secured Net Leverage Ratio is required to be met when there are revolving loans outstanding under our Credit Agreement. For the quarter ended March 31, 2020, the Consolidated Senior Secured Net Leverage Ratio could not exceed 3.5. Our Consolidated Senior Secured Net Leverage Ratio, including finance lease obligations of $23.7 million, was 1.8 at March 31, 2020.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain financial and operational restrictions that limit our ability to pay dividends and other distributions, make certain acquisitions or investments, incur indebtedness, grant liens and sell assets. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2020.
We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under our Credit Facility are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future. A lack of recovery in market conditions, or further deterioration in market conditions, could materially affect the Company's liquidity.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at March 31, 2020.

We also have an agreement for the securitization of AFCI's receivables, which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at March 31, 2020. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,954.8 million and $2,115.2 million at March 31, 2020 and December 31, 2019, respectively. AFC's allowance for losses was $25.0 million and $15.0 million at March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, $1,929.9 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,349.9 million and $1,461.2 million of obligations collateralized by finance receivables at March 31, 2020 and December 31, 2019, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreement. There were unamortized securitization issuance costs of approximately $11.5 million and $13.2 million at March 31, 2020 and December 31, 2019, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2020, we were in compliance with the covenants in the securitization agreements.
In response to the COVID-19 pandemic and the related economic downturn, AFC amended its U.S. and Canadian securitization agreements in March 2020, in order to provide temporary cash relief to its customers by launching a Customer Relief Program. Under this program, eligible customers may choose to defer curtailment payments (principal, fees and interest) due through May 31, 2020, on eligible units. These transactions are permitted as eligible loans under the amended securitization agreements.
On April 30, 2020, AFC amended its U.S. and Canadian securitization agreements to modify certain definitions and to reduce the minimum net spread for April, May and June 2020. In addition, the one-month minimum payment rate test decreased for April, May and June 2020.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended March 31, 2020
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$24.1	$24.6	$(45.9)	$2.8
Add back:
Income taxes	8.8	8.1	(14.9)	2.0
Interest expense, net of interest income	0.6	13.5	23.1	37.2
Depreciation and amortization	39.1	2.7	5.9	47.7
Intercompany interest	(1.0)	(0.8)	1.8	—
EBITDA	71.6	48.1	(30.0)	89.7
Intercompany charges	1.7	—	(1.7)	—
Non-cash stock-based compensation	2.1	0.4	2.8	5.3
Acquisition related costs	1.2	—	0.2	1.4
Securitization interest	—	(11.4)	—	(11.4)
Loss on asset sales	0.5	—	—	0.5
Severance	1.3	—	0.5	1.8
Foreign currency (gains)/losses	1.8	—	(1.4)	0.4
Other	0.2	—	0.7	0.9
Total addbacks	8.8	(11.0)	1.1	(1.1)
Adjusted EBITDA	$80.4	$37.1	$(28.9)	$88.6

	Three Months Ended March 31, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$42.4	$30.5	$(57.6)	$15.3
Add back:
Income taxes	15.9	10.8	(20.2)	6.5
Interest expense, net of interest income	0.4	16.9	38.6	55.9
Depreciation and amortization	35.0	2.4	6.9	44.3
Intercompany interest	7.1	(1.2)	(5.9)	—
EBITDA	100.8	59.4	(38.2)	122.0
Intercompany charges	3.2	—	(3.2)	—
Non-cash stock-based compensation	2.4	0.5	3.7	6.6
Acquisition related costs	1.6	—	2.3	3.9
Securitization interest	—	(14.8)	—	(14.8)
Loss on asset sales	0.5	—	—	0.5
Severance	2.7	—	1.0	3.7
Foreign currency (gains)/losses	(0.6)	—	—	(0.6)
IAA allocated costs	—	—	1.4	1.4
Other	0.2	—	—	0.2
Total addbacks	10.0	(14.3)	5.2	0.9
Adjusted EBITDA	$110.8	$45.1	$(33.0)	$122.9

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	March 31, 2020
Net income (loss)	$55.6	$35.3	$19.8	$2.8	$113.5
Less: Income from discontinued operations	28.2	0.9	4.5	—	33.6
Income from continuing operations	27.4	34.4	15.3	2.8	79.9
Add back:
Income taxes	8.7	13.2	9.3	2.0	33.2
Interest expense, net of interest income	55.0	37.2	38.3	37.2	167.7
Depreciation and amortization	47.9	46.4	50.1	47.7	192.1
EBITDA	139.0	131.2	113.0	89.7	472.9
Non-cash stock-based compensation	4.0	4.5	5.2	5.3	19.0
Loss on extinguishment of debt	—	2.2	—	—	2.2
Acquisition related costs	3.7	2.7	1.9	1.4	9.7
Securitization interest	(13.8)	(13.3)	(13.0)	(11.4)	(51.5)
Loss on asset sales	0.4	0.8	0.4	0.5	2.1
Severance	1.1	0.9	9.6	1.8	13.4
Foreign currency (gains)/losses	—	(0.4)	0.3	0.4	0.3
IAA allocated costs	0.9	—	—	—	0.9
Other	0.6	0.6	4.6	0.9	6.7
Total addbacks	(3.1)	(2.0)	9.0	(1.1)	2.8
Adjusted EBITDA	$135.9	$129.2	$122.0	$88.6	$475.7

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net cash provided by (used by):
Operating activities - continuing operations	$(49.2)	$50.0
Operating activities - discontinued operations	—	37.5
Investing activities - continuing operations	116.7	(134.4)
Investing activities - discontinued operations	—	(21.6)
Financing activities - continuing operations	(197.2)	(13.7)
Financing activities - discontinued operations	—	(4.6)
Effect of exchange rate on cash	(23.7)	5.8
Net decrease in cash, cash equivalents and restricted cash	$(153.4)	$(81.0)
Cash flow used by operating activities (continuing operations) was $49.2 million for the three months ended March 31, 2020, compared with cash flow provided by operating activities of $50.0 million for the three months ended March 31, 2019. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as decreased profitability attributable to reduced operations beginning March 20, 2020, resulting from COVID-19 restrictions on our business, partially offset by a net increase in non-cash item adjustments.

Net cash provided by investing activities (continuing operations) was $116.7 million for the three months ended March 31, 2020, compared with net cash used by investing activities of $134.4 million for the three months ended March 31, 2019. The increase in net cash from investing activities was primarily attributable to:

•	a net decrease in finance receivables held for investment of approximately $127.7 million; and

•	a decrease in cash used for acquisitions of approximately $120.7 million.
Net cash used by financing activities (continuing operations) was $197.2 million for the three months ended March 31, 2020, compared with $13.7 million for the three months ended March 31, 2019. The increase in net cash used by financing activities was primarily attributable to:

•	a net decrease in borrowings on lines of credit of approximately $110.6 million;

•	a net decrease in book overdrafts of approximately $72.5 million;

•	an increase in cash used for payments of contingent consideration of approximately $22.3 million; and

•	a net decrease in the obligations collateralized by finance receivables of approximately $15.2 million;
partially offset by:

•	a decrease in dividends paid to stockholders of approximately $22.0 million.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2020 and 2019 approximated $29.6 million and $32.3 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies. The Company's capital expenditures for 2020 are dependent on when access to our facilities is available to employees and others. As a result, we are unable to estimate capital expenditures for 2020 at this time.
Dividends
The following dividend information has been released for 2020:

•	On February 18, 2020, the Company announced a cash dividend of $0.19 per share that was paid on April 3, 2020, to stockholders of record at the close of business on March 20, 2020.

•	On November 5, 2019, the Company announced a cash dividend of $0.19 per share that was paid on January 3, 2020, to stockholders of record at the close of business on December 20, 2019.
The Company has temporarily suspended its quarterly dividend in light of the impact of the COVID-19 pandemic on its operations. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities and the indenture governing our senior notes, capital requirements and other factors that our board of directors deems relevant. No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.

•
Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.

See Note 6 and Note 7 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2019, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation had no effect on net income for the three months ended March 31, 2020. A 1% decrease in the average Canadian exchange rate for the three months ended March 31, 2020 would have had no impact on net income. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate swap agreements to manage our exposure to interest rate changes. We have designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. There was no significant ineffectiveness in the three months ended March 31, 2020.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2020 would have resulted in an increase in interest expense of approximately $1.1 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 17 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
Item 1A.    Risk Factors
In addition to the risks set forth below, readers should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. Other than as set forth below, there were no material changes during the three months ended March 31, 2020 to the risk factors reported in our most recent Annual Report on Form 10-K. The risks described below and in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition, and other pandemics, epidemics or disease outbreaks could have a similar impact. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, social distancing guidelines, quarantines, shelter in place orders and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. The duration of these measures is unknown, may be extended and additional measures may be imposed, and they are likely to continue to adversely affect our business, results of operations and financial condition.

The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, modifying employee work locations, increasing reliance on remote access to our information systems, implementing social distancing and enhanced sanitary measures in our facilities, suspending physical sale operations and reducing operations at our facilities, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Further, our enhanced reliance on remote access to our information systems increases our exposure to cybersecurity attacks or data security incidents.

COVID-19 has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The impact of COVID-19 may also exacerbate other risks discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$300.0
February 1 - February 29	—	—	—	300.0
March 1 - March 31	—	—	—	300.0
Total	—	$—	—

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009
10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.7	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.8c	*	Consulting Agreement, dated September 12, 2019, between KAR Auction Services, Inc. and Rebecca C. Polak	10-Q	001-34568	10.8c	11/6/2019

10.9	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly					X

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020	10-K	001-34568	10.13	2/19/2020

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15a	^	Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/21/2019

10.15b
Amendment No. 1 to Eighth Amended and Restated Receivables Purchase Agreement, dated March 23, 2020, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
							X

10.15c	^
Amendment No. 2 to Eighth Amended and Restated Receivables Purchase Agreement, dated April 30, 2020, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
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

10.16d
Amending Agreement No. 3 to Fourth Amended and Restated Receivables Purchase Agreement, dated March 23, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
							X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16e	^
Amending Agreement No. 4 to Fourth Amended and Restated Receivables Purchase Agreement, dated April 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
							X

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27a	*	KAR Auction Services, Inc. Employee Stock Purchase Plan	S-8	333-164032	10.3	12/24/2009

10.27b	*	Amendment No. 1 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated March 31, 2010	10-Q	001-34568	10.60	8/4/2010

10.27c	*	Amendment No. 2 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated April 1, 2010	10-Q	001-34568	10.61	8/4/2010

10.27d	*	Amendment No. 3 to KAR Auction Services, Inc. Employee Stock Purchase Plan dated July 31, 2018	10-Q	001-34568	10.26d	11/7/2018

10.28a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.29	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.34	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.35	*	Form 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.36	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.37	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	Form of 2020 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.39	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.40	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.41	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (iii) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) the Condensed Notes to Consolidated Financial Statements.
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

KAR Auction Services, Inc.
(Registrant)

Date:	May 7, 2020	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)