Form 10-Q
period 2020-06-30
KAR Auction Services, Inc.
filed 2020-08-05
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2020, 129,227,519 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Auction fees and services revenue	$312.6	$553.1	$804.1	$1,095.0
Purchased vehicle sales	49.6	79.3	125.1	137.1
Finance-related revenue	56.8	86.7	135.3	176.6
Total operating revenues	419.0	719.1	1,064.5	1,408.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	235.1	417.4	629.7	811.3
Selling, general and administrative	112.3	163.2	274.7	338.4
Depreciation and amortization	46.5	47.9	94.2	92.2
Goodwill and other intangibles impairment	29.8	—	29.8	—
Total operating expenses	423.7	628.5	1,028.4	1,241.9
Operating profit (loss)	(4.7)	90.6	36.1	166.8
Interest expense	30.9	55.6	68.9	112.1
Other expense (income), net	1.3	(1.1)	(0.7)	(3.2)
Income (loss) from continuing operations before income taxes	(36.9)	36.1	(32.1)	57.9
Income taxes	(4.6)	8.7	(2.6)	15.2
Income (loss) from continuing operations	$(32.3)	$27.4	$(29.5)	$42.7
Income from discontinued operations, net of income taxes	—	28.2	—	90.7
Net income (loss)	$(32.3)	$55.6	$(29.5)	$133.4
Net income (loss) per share - basic
Income (loss) from continuing operations	$(0.27)	$0.21	$(0.24)	$0.32
Income from discontinued operations	—	0.21	—	0.68
Net income (loss) per share - basic	$(0.27)	$0.42	$(0.24)	$1.00
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(0.27)	$0.20	$(0.24)	$0.32
Income from discontinued operations	—	0.21	—	0.68
Net income (loss) per share - diluted	$(0.27)	$0.41	$(0.24)	$1.00
Dividends declared per common share	$—	$0.35	$0.19	$0.70

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(32.3)	$55.6	$(29.5)	$133.4
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	16.0	8.4	(19.9)	16.5
Unrealized loss on interest rate derivatives, net of tax	(3.6)	—	(22.6)	—
Total other comprehensive income (loss), net of tax	12.4	8.4	(42.5)	16.5
Comprehensive income (loss)	$(19.9)	$64.0	$(72.0)	$149.9

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$968.5	$507.6
Restricted cash	50.0	53.3
Trade receivables, net of allowances of $11.8 and $9.5	582.3	457.5
Finance receivables, net of allowances of $22.0 and $15.0	1,526.3	2,100.2
Other current assets	124.0	125.9
Total current assets	3,251.1	3,244.5
Other assets
Goodwill	1,790.9	1,821.7
Customer relationships, net of accumulated amortization of $652.0 and $637.4	179.3	207.9
Other intangible assets, net of accumulated amortization of $321.3 and $292.4	290.9	298.5
Operating lease right-of-use assets	353.1	364.1
Property and equipment, net of accumulated depreciation of $562.3 and $534.3	583.7	609.0
Other assets	45.0	35.5
Total other assets	3,242.9	3,336.7
Total assets	$6,494.0	$6,581.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$983.8	$704.6
Accrued employee benefits and compensation expenses	55.2	72.7
Accrued interest	7.1	7.9
Other accrued expenses	194.3	216.9
Income taxes payable	6.1	1.1
Dividends payable	—	24.5
Obligations collateralized by finance receivables	735.9	1,461.2
Current maturities of long-term debt	26.9	28.8
Total current liabilities	2,009.3	2,517.7
Non-current liabilities
Long-term debt	1,856.9	1,861.3
Deferred income tax liabilities	115.8	134.5
Operating lease liabilities	347.3	358.3
Other liabilities	82.0	59.2
Total non-current liabilities	2,402.0	2,413.3
Commitments and contingencies (Note 10)
Temporary equity
Series A convertible preferred stock (Note 9)	528.2	—
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2020: 129,225,465
December 31, 2019: 128,833,452	1.3	1.3
Additional paid-in capital	1,034.2	1,028.9
Retained earnings	592.5	651.0
Accumulated other comprehensive loss	(73.5)	(31.0)
Total stockholders' equity	1,554.5	1,650.2
Total liabilities, temporary equity and stockholders' equity	$6,494.0	$6,581.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	129.2	$1.3	$1,031.6	$624.8	$(85.9)	$1,571.8
Net loss				(32.3)		(32.3)
Other comprehensive income					12.4	12.4
Issuance of common stock under stock plans	0.1		0.3			0.3
Surrender of RSUs for taxes	(0.1)		(0.3)			(0.3)
Stock-based compensation expense			2.6			2.6
Balance at June 30, 2020	129.2	$1.3	$1,034.2	$592.5	$(73.5)	$1,554.5

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	128.8	$1.3	$1,028.9	$651.0	$(31.0)	$1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net loss				(29.5)		(29.5)
Other comprehensive loss					(42.5)	(42.5)
Issuance of common stock under stock plans	0.6		0.7			0.7
Surrender of RSUs for taxes	(0.2)		(3.7)			(3.7)
Stock-based compensation expense			7.6			7.6
Dividends earned under stock plan			0.7	(0.7)		—
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Balance at June 30, 2020	129.2	$1.3	$1,034.2	$592.5	$(73.5)	$1,554.5

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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(29.5)	$133.4
Net income from discontinued operations	—	(90.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94.2	92.2
Provision for credit losses	41.6	18.2
Deferred income taxes	(13.1)	3.6
Amortization of debt issuance costs	5.6	7.1
Stock-based compensation	7.6	10.3
Loss on disposal of fixed assets	—	0.1
Goodwill and other intangibles impairment	29.8	—
Other non-cash, net	4.9	5.8
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(137.5)	(145.7)
Accounts payable and accrued expenses	265.3	127.4
Net cash provided by operating activities - continuing operations	268.9	161.7
Net cash provided by operating activities - discontinued operations	—	155.8
Investing activities
Net decrease (increase) in finance receivables held for investment	532.6	(69.8)
Acquisition of businesses (net of cash acquired)	—	(120.7)
Purchases of property, equipment and computer software	(46.7)	(78.4)
Net cash provided by (used by) investing activities - continuing operations	485.9	(268.9)
Net cash used by investing activities - discontinued operations	—	(37.4)
Financing activities
Net increase in book overdrafts	5.0	44.1
Net (decrease) increase in borrowings from lines of credit	(1.9)	93.5
Net decrease in obligations collateralized by finance receivables	(720.5)	(31.0)
Proceeds from issuance of Series A Preferred Stock	550.1	—
Payments for issuance costs of Series A Preferred Stock	(21.9)	—
Payments for debt issuance costs/amendments	(3.9)	—
Payments on long-term debt	(4.7)	(1,291.1)
Payments on finance leases	(7.8)	(6.9)
Payments of contingent consideration and deferred acquisition costs	(22.3)	(0.5)
Issuance of common stock under stock plans	0.7	5.4
Tax withholding payments for vested RSUs	(3.7)	(10.4)
Dividends paid to stockholders	(49.0)	(139.8)
Cash transferred to IAA	—	(50.9)
Net cash used by financing activities - continuing operations	(279.9)	(1,387.6)
Net cash provided by financing activities - discontinued operations	—	1,317.6
Effect of exchange rate changes on cash	(17.3)	10.8
Net increase (decrease) in cash, cash equivalents and restricted cash	457.6	(48.0)
Cash, cash equivalents and restricted cash at beginning of period	560.9	304.7
Cash, cash equivalents and restricted cash at end of period	$1,018.5	$256.7
Cash paid for interest, net of proceeds from interest rate derivatives	$63.9	$98.2
Cash paid for taxes, net of refunds - continuing operations	$3.6	$20.5
Cash paid for taxes, net of refunds - discontinued operations	$—	$40.1
See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2020 (Unaudited)
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

•
"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, as amended on March 9, 2016, May 31, 2017, September 19, 2019 and May 29, 2020, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank N.A., as administrative agent;

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

•	"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries;

•	"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at June 30, 2020);

•	"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;

•	"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement; and

•	"2017 Revolving Credit Facility" refers to the $350 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement.
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of June 30, 2020, we have a North American network of 74 ADESA whole car auction sites and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing system where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 123 locations throughout the United States and Canada as of June 30, 2020. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
Reclassifications
ADESA Auction Services' revenue reported in the consolidated statements of income for the three and six months ended June 30, 2019 has been reclassified between "Auction fees and services revenue" and "Purchased vehicle sales" in the consolidated statements of income to conform with the presentation for the three and six months ended June 30, 2020.
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

Acquisition-Related Deferred and Contingent Consideration

Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At June 30, 2020, we had accrued deferred and estimated contingent consideration with a fair value of approximately $3.7 million and $41.8 million, respectively. At June 30, 2020, the aggregate maximum potential payment remaining for undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $102.9 million. For the six months ended June 30, 2020, we made contingent consideration and deferred acquisition payments related to the CarsOnTheWeb acquisition of $22.3 million.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

Temporary Equity

The Company records shares of convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders' equity on the consolidated balance sheet because the shares contain liquidation features that are not solely within the Company's control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. See Note 9 for a discussion of the convertible preferred stock.
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
Note 2—IAA Separation and Discontinued Operations
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation ("Separation") of its salvage auction business, IAA, through a spin-off. On June 28, 2019, the Company completed the spin-off, creating a new independent publicly traded company, IAA, Inc. ("IAA"). The Separation provided KAR stockholders with equity ownership in both KAR and IAA. On June 28, 2019, the Company’s stockholders received one share of IAA common stock for every share of Company common stock they held as of the close of business on June 18, 2019, the record date for the distribution. In addition to the shares of IAA common stock, KAR received a cash distribution of approximately $1,278.0 million from IAA, which was used to prepay a portion of KAR's term loans. In connection with the spin-off, the Company and IAA entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax matters agreement. These agreements provide for the allocation between the Company and IAA of assets, employees, liabilities and obligations (including investments, property, environmental and tax-related assets and liabilities) attributable to

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

periods prior to, at and after IAA's Separation from the Company and will govern certain relationships between IAA and the Company after the Separation.

The financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $30.5 million and $31.3 million for the three and six months ended June 30, 2019, in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues	$—	$366.4	$—	$723.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	227.7	—	446.1
Selling, general and administrative	—	62.1	—	94.5
Depreciation and amortization	—	22.1	—	43.9
Total operating expenses	—	311.9	—	584.5
Operating profit	—	54.5	—	139.1
Interest expense	—	2.4	—	2.7
Other income, net	—	(0.1)	—	—
Income from discontinued operations before income taxes	—	52.2	—	136.4
Income taxes	—	24.0	—	45.7
Income from discontinued operations	$—	$28.2	$—	$90.7

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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PRSUs	$0.8	$1.3	$2.3	$4.9
RSUs	1.8	2.6	5.3	5.4
Total stock-based compensation expense	$2.6	$3.9	$7.6	$10.3

In the first six months of 2020, we granted a target amount of approximately 0.4 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.4 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $22.25 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
KAR Auction Services, Inc. Employee Stock Purchase Plan

We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by our stockholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. At the Company’s annual meeting of stockholders in June 2020, the stockholders approved an amendment to the ESPP. As a result, the maximum number of shares reserved for issuance under the ESPP was increased from 1.0 million to 2.5 million.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. No shares of common stock were repurchased during the six months ended June 30, 2020 or 2019.
Note 4—Net Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of net income (loss) from continuing operations per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$(32.3)	$27.4	$(29.5)	$42.7
Series A Preferred Stock dividends	2.1	—	2.1	—
Net income (loss) attributable to common stockholders	$(34.4)	$27.4	$(31.6)	$42.7
Weighted average common shares outstanding	129.3	133.4	129.2	133.2
Effect of dilutive stock options and restricted stock awards	—	0.7	—	0.7
Effect of assumed conversion of Series A Preferred Stock	—	—	—	—
Weighted average common shares outstanding and potential common shares	129.3	134.1	129.2	133.9
Net income (loss) from continuing operations per share
Basic	$(0.27)	$0.21	$(0.24)	$0.32
Diluted	$(0.27)	$0.20	$(0.24)	$0.32

Basic net income (loss) from continuing operations per share was calculated by dividing net income (loss) from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income (loss) from continuing operations per share was calculated consistent with basic net income (loss) from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income (loss) from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income (loss) from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

of diluted net income (loss) from continuing operations per share for the three or six months ended June 30, 2019. In addition, approximately 0.8 million PRSUs were excluded from the calculation of diluted net income (loss) from continuing operations per share for the three and six months ended June 30, 2019. Total options outstanding at June 30, 2020 and 2019 were 0.7 million and 0.8 million, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net income per share for the three or six months ended June 30, 2020 because to do so would have been anti-dilutive based on the period losses.
Beginning with the quarter ended June 30, 2020, the Company also includes participating securities (Series A Preferred Stock) in the computation of net income (loss) from continuing operations per share pursuant to the two-class method. The two-class method of calculating net income (loss) from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss from continuing operations, no effect is given to the participating securities because they do not share in the losses of the Company. In addition, the calculation does not include the effect of assumed conversion of the Series A Preferred Stock for the three or six months ended June 30, 2020, because the effect would have been anti-dilutive.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at June 30, 2020.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at June 30, 2020. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2020		Net Credit Losses Three Months Ended June 30, 2020	Net Credit Losses Six Months Ended June 30, 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,532.4	$19.0	$22.0	$33.9
Other loans	15.9	—	—	—
Total receivables managed	$1,548.3	$19.0	$22.0	$33.9

	December 31, 2019		Net Credit Losses Three Months Ended June 30, 2019	Net Credit Losses Six Months Ended June 30, 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,099.4	$28.8	$8.2	$16.1
Other loans	15.8	—	—	—
Total receivables managed	$2,115.2	$28.8	$8.2	$16.1

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	June 30, 2020	June 30, 2019
Allowance for Credit Losses
Balance at December 31	$15.0	$14.0
Opening balance adjustment for adoption of ASC Topic 326	5.0	—
Provision for credit losses	35.9	16.6
Recoveries	5.0	4.1
Less charge-offs	(38.9)	(20.2)
Balance at June 30	$22.0	$14.5

As of June 30, 2020 and December 31, 2019, $1,475.4 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2020	December 31, 2019
Obligations collateralized by finance receivables, gross	$747.6	$1,474.4
Unamortized securitization issuance costs	(11.7)	(13.2)
Obligations collateralized by finance receivables	$735.9	$1,461.2

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2020, we were in compliance with the covenants in the securitization agreements.
Note 6—Goodwill and Other Intangible Assets
Goodwill consisted of the following at June 30, 2020 (in millions):

	ADESA Auctions	AFC	Total
Balance at December 31, 2019	$1,558.0	$263.7	$1,821.7
Impairment	(25.5)	—	(25.5)
Other	(5.3)	—	(5.3)
Balance at June 30, 2020	$1,527.2	$263.7	$1,790.9

Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and tradenames for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. This analysis resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships. The fair value of the customer relationships was estimated using the expected present value of future cash flows.

Goodwill and tradenames were tested for impairment in all of the Company's reporting units in the second quarter of 2020 and no impairment was identified, other than the impairments previously discussed in the ADESA Remarketing Limited reporting unit. Future events and changing market conditions, including the impact of COVID-19, may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of goodwill and other intangible assets in future periods and could have a material effect on our operating results.
Note 7—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2020	December 31, 2019
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$942.9	$947.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	17.4	19.3
Canadian line of credit	CAD Prime	+ 0.50%	Repayable upon demand	—	—
Total debt				1,910.3	1,916.9
Unamortized debt issuance costs/discounts				(26.5)	(26.8)
Current portion of long-term debt				(26.9)	(28.8)
Long-term debt				$1,856.9	$1,861.3

*The interest rates presented in the table above represent the rates in place at June 30, 2020.
Credit Facilities
On May 29, 2020, we entered into the Fourth Amendment Agreement (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment (1) provides a financial covenant “holiday” through and including June 30, 2021; (2) for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, permits the Consolidated EBITDA (earnings before interest expense, income taxes, depreciation and amortization) for the applicable test period to be calculated on an annualized basis, excluding results prior to April 1, 2021; (3) establishes a monthly minimum liquidity covenant of $225.0 million through and including September 30, 2021; and (4) effectively places certain limitations on the ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness until October 1, 2021.
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
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.50% at June 30, 2020.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including, but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. Other than during the financial covenant "holiday" provided by the Fourth Amendment, the Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, provided there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at June 30, 2020.
There were no borrowings on the Revolving Credit Facility at June 30, 2020 and December 31, 2019. In addition, we had related outstanding letters of credit in the aggregate amount of $25.0 million and $27.4 million at June 30, 2020 and December 31, 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
European Lines of Credit

COTW has lines of credit aggregating $33.7 million (€30 million). The lines of credit had an aggregate $17.4 million of borrowings outstanding at June 30, 2020. The lines of credit are secured by certain inventory and receivables at COTW subsidiaries.

Fair Value of Debt
As of June 30, 2020, the estimated fair value of our long-term debt amounted to $1,845.4 million. The estimates of fair value were based on broker-dealer quotes for our debt as of June 30, 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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
We have designated the interest rate swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps (unrealized gains/losses) are recorded as a component of "Accumulated other comprehensive income." For the three and six months ended June 30, 2020, the Company recorded an unrealized loss on the interest rate swaps of $3.6 million, net of tax of $1.1 million, and $22.6 million, net of tax of $7.3 million, respectively. The Company does not expect any gains/losses currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. No amount of ineffectiveness was included in net income (loss) for the six months ended June 30, 2020.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

	Liability Derivatives
	June 30, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$29.9	N/A	N/A

We did not designate any of the 2017 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps were recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives Designated as Hedging Instruments
2020 Interest rate swaps	Interest expense	$—	N/A	$—	N/A
Derivatives Not Designated as Hedging Instruments
2017 Interest rate caps	Interest expense	N/A	$(0.4)	N/A	$(0.9)

Note 9—Convertible Preferred Stock
In June 2020, KAR completed the issuance and sale of an aggregate of 550,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in two closings at a purchase price of $1,000 per share (for the second closing, plus accumulated dividends from and including the first closing date to but excluding June 29, 2020) for an aggregate purchase price of approximately $550 million to an affiliate of Ignition Parent LP (“Apax”) and an affiliate of Periphas Capital GP, LLC (“Periphas”).

The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. As of June 30, 2020, the Series A Preferred Stock had accumulated dividends in kind of $2.1 million, which have not been declared. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

The Series A Preferred Stock will be convertible at the option of the holders thereof at any time after one year into shares of common stock at a conversion price of $17.75 per share of Series A Preferred Stock and a conversion rate of 56.3380 shares of common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. At any time after three years, if the closing price of the common stock exceeds $31.0625 per share, as may be adjusted pursuant to the Certificate of Designations, for at least 20 trading days in any period of 30 consecutive trading days, at the election of the Company, all or any portion of the Series A Preferred Stock will be convertible into the relevant number of shares of common stock.

The holders of the Series A Preferred Stock are entitled to vote with the holders of the Company's common stock as a single class on all matters submitted to a vote of the holders of the Company's common stock.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

At any time after six years, the Company may redeem some or all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (x) the liquidation preference thereof, plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 105% if the redemption occurs at any time after the six-year anniversary of June 10, 2020 (the "Initial Closing Date") and prior to the seven-year anniversary of the Initial Closing Date or (B) 100% if the redemption occurs after the seven-year anniversary of the Initial Closing Date.

Upon certain change of control events involving the Company, and subject to certain limitations set forth in the Certificate of Designations, each holder of the Series A Preferred Stock will either (i) receive such number of shares of common stock into which such holder is entitled to convert all or a portion of such holder’s shares of Series A Preferred Stock at the then current conversion price, (ii) receive, in respect of all or a portion of such holder’s shares of Series A Preferred Stock, the greater of (x) the amount per share of Series A Preferred Stock that such holder would have received had such holder, immediately prior to such change of control, converted such share of Series A Preferred Stock into common stock and (y) a purchase price per share of Series A Preferred Stock, payable in cash, equal to the product of (A) 105% multiplied by (B) the sum of the liquidation preference and accrued dividends with respect to such share of Series A Preferred Stock, or (iii) unless the consideration in such change of control event is payable entirely in cash, retain all or a portion of such holder’s shares of Series A Preferred Stock.

For so long as Apax or its affiliates beneficially own a certain percentage of the shares of Series A Preferred Stock purchased in the Apax issuance on an as-converted basis, Apax will continue to have the right to appoint one individual to the board of directors. Additionally, so long as Apax or its affiliates beneficially own a certain percentage of the shares of Series A Preferred Stock purchased in the Apax issuance on an as-converted basis, Apax will have the right to appoint one non-voting observer to the board of directors. Likewise, so long as Periphas beneficially owns a certain percentage of the shares of Series A Preferred Stock purchased in the Periphas issuance on an as-converted basis, Periphas will have the right to appoint one non-voting observer to the board of directors.

Apax is subject to certain standstill restrictions, until the later of three years and the date on which Apax no longer owns 25% of the shares of Series A Preferred Stock purchased in the Apax issuance on an as-converted basis. Periphas is also subject to certain standstill restrictions, until the later of three years and the date on which Periphas no longer owns 50% of the shares of Series A Preferred Stock purchased in the Periphas issuance on an as-converted basis. Subject to certain customary exceptions, Apax and Periphas are restricted from transferring the Series A Preferred Stock for one year.

Apax, its affiliates and Periphas have certain customary registration rights with respect to shares of the Series A Preferred Stock and the shares of the common stock held by it issued upon any future conversion of the Series A Preferred Stock.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

Note 11—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Foreign currency translation loss	$(50.9)	$(31.0)
Unrealized loss on interest rate derivatives, net of tax	(22.6)	—
Accumulated other comprehensive loss	$(73.5)	$(31.0)

Note 12—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into two operating segments: ADESA Auctions and AFC, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Results of the former IAA segment and spin-related costs are reported as discontinued operations (see Note 2).
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
Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2020 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$362.2	$56.8	$—	$419.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	217.2	17.9	—	235.1
Selling, general and administrative	79.5	5.6	27.2	112.3
Depreciation and amortization	38.2	2.6	5.7	46.5
Goodwill and other intangibles impairment	29.8	—	—	29.8
Total operating expenses	364.7	26.1	32.9	423.7
Operating profit (loss)	(2.5)	30.7	(32.9)	(4.7)
Interest expense	0.7	9.2	21.0	30.9
Other (income) expense, net	(1.3)	—	2.6	1.3
Intercompany expense (income)	—	(0.1)	0.1	—
Income (loss) from continuing operations before income taxes	(1.9)	21.6	(56.6)	(36.9)
Income taxes	2.5	5.6	(12.7)	(4.6)
Net income (loss) from continuing operations	$(4.4)	$16.0	$(43.9)	$(32.3)
Total assets	$3,607.7	$1,973.8	$912.5	$6,494.0

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$632.4	$86.7	$—	$719.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	392.9	24.5	—	417.4
Selling, general and administrative	121.9	6.4	34.9	163.2
Depreciation and amortization	38.0	2.6	7.3	47.9
Total operating expenses	552.8	33.5	42.2	628.5
Operating profit (loss)	79.6	53.2	(42.2)	90.6
Interest expense	1.0	16.2	38.4	55.6
Other (income) expense, net	(1.3)	(0.1)	0.3	(1.1)
Intercompany expense (income)	7.6	(1.6)	(6.0)	—
Income (loss) from continuing operations before income taxes	72.3	38.7	(74.9)	36.1
Income taxes	21.8	11.3	(24.4)	8.7
Net income (loss) from continuing operations	$50.5	$27.4	$(50.5)	$27.4
Total assets	$3,717.0	$2,495.1	$165.7	$6,377.8
Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2020 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$929.2	$135.3	$—	$1,064.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	587.9	41.8	—	629.7
Selling, general and administrative	202.3	12.1	60.3	274.7
Depreciation and amortization	77.3	5.3	11.6	94.2
Goodwill and other intangibles impairment	29.8	—	—	29.8
Total operating expenses	897.3	59.2	71.9	1,028.4
Operating profit (loss)	31.9	76.1	(71.9)	36.1
Interest expense	1.5	22.8	44.6	68.9
Other (income) expense, net	(1.3)	(0.1)	0.7	(0.7)
Intercompany expense (income)	0.7	(0.9)	0.2	—
Income (loss) from continuing operations before income taxes	31.0	54.3	(117.4)	(32.1)
Income taxes	11.3	13.7	(27.6)	(2.6)
Net income (loss) from continuing operations	$19.7	$40.6	$(89.8)	$(29.5)

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2020 (Unaudited)

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
Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 63% and 59% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2020, respectively, and approximately 63% and 66% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2019, respectively. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
U.S.	$342.1	$580.9	$865.4	$1,160.8
Foreign	76.9	138.2	199.1	247.9
	$419.0	$719.1	$1,064.5	$1,408.7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding the impact of COVID-19; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020. Some of these factors include:

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
Impact of COVID-19

On March 11, 2020, the World Health Organization ("WHO") designated COVID-19 as a pandemic. Governments around the world have mandated, and continue to introduce, numerous and varying measures to slow the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter-in-place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-phase plans with the goal of re-opening their respective jurisdictions. Certain jurisdictions have begun easing restrictions only to return to tighter restrictions in the face of increases in new COVID-19 cases. The COVID-19 pandemic and the related preventative measures taken to help slow the spread have caused, and may continue to cause, significant volatility, uncertainty and economic disruption.

In response to these measures and for the protection of our employees and customers, on March 20, 2020 we temporarily suspended physical sale operations, including Simulcast-only sales, across North America. We began operating Simulcast-only sales in select markets on April 6, 2020 and expanded the Simulcast-only sales each week, where possible and as permitted by government directives. We also held Simulcast+ auctions at select locations, a fully digital auction operated remotely with an automated auctioneer, sequential sales, audio and visual cues to simulate the live auction experience and all buyers and sellers interacting virtually through the Simulcast platform.

All ADESA auction locations in the U.S. and Canada are offering vehicles for sale via ADESA Simulcast, DealerBlock and Simulcast+. Most auction locations have resumed offering ancillary and related services, where possible and as permitted by government directives. While ADESA has experienced increasing volumes over the last few months, the business has not fully returned to pre-COVID operations. Given the evolving health, economic, social and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain.

As a result, we proactively took significant steps to help secure our business and preserve available cash during the second quarter, including but not limited to the following measures:

•	Reduced compensation expense by

▪
our CEO, CFO and President voluntarily electing to forgo 100% of their respective base salaries and the remainder of our executive officers voluntarily electing to reduce their base salaries by 50% for the second quarter of 2020,

▪	reducing base salaries across many levels of the organization for part of the second quarter of 2020,

▪	furloughing approximately 11,000 employees in April 2020 (approximately 5,000 have returned to work),

▪	commencing a reduction in force in June 2020 (impacting approximately 3,000 of our employees), and

▪	our board of directors voluntarily electing to forgo their cash compensation for the second quarter of 2020;

•	Prohibited non-essential business travel;

•	Suspended non-essential services provided by certain third parties at our locations;

•	Delayed or canceled capital projects at our physical auction locations;

•	Negotiated the deferral of rent payments with certain landlords;

•	Suspended the ADESA Assurance program for part of the second quarter;

•	AFC reduced the unused portion of certain floorplan lines with its customers; and

•	Suspended the Company's quarterly dividend.

In addition, in June 2020 we issued and sold an aggregate of 550,000 shares of newly issued perpetual convertible preferred stock of the Company for net proceeds of approximately $528.2 million, as described in Note 9, "Convertible Preferred Stock."
We have also taken advantage of legislation introduced to assist companies during this time. In the second quarter of 2020, we recorded approximately $7.9 million of employee retention credits taken under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and approximately $9.7 million under the Canada Emergency Wage Subsidy. These credits partially offset salaries and medical costs recorded in the U.S. and Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 to our employees, customers and our business, the extent of the impact of the pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict.
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

•
The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At June 30, 2020, AFC conducted business at 123 locations in the United States and Canada. The Company also sells vehicle service contracts through Preferred Warranties, Inc. ("PWI").

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

Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including online only volumes and mobile application volumes, were approximately 12.0 million and 11.5 million in 2019 and 2018, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. The NAAA industry volumes collected by the annual survey do not include online only volumes or mobile application volumes (e.g. Openlane, TradeRev and their respective competitors), but we have included these volumes in our totals. In addition to the traditional whole car auction market and online only venues described above, mobile applications, such as TradeRev, may provide an opportunity to expand our total addressable market for whole car auctions by approximately 5 million units. The COVID-19 pandemic has had a material impact on the whole car auction industry and we are unable to estimate future volumes, but expect volumes in 2020 to be lower than in 2019.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 16,100 dealers in 2019, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.8 million in 2019. The COVID-19 pandemic has had a significant impact on AFC and we are unable to estimate future loan transaction volumes, but expect volumes in 2020 to be lower than in 2019.
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, lack of access to consumer financing and increased competition resulting from consolidation in the used vehicle dealer industry, as well as the ability to operate in locations experiencing pandemic shelter-in-place orders. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. As a result of reduced retail activity, wholesale used car pricing declined in April 2020, but rebounded in May and June 2020. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
Seasonality
The volume of vehicles sold through our auctions generally fluctuates from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction volume as well as additional costs associated with the holidays and winter weather.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees and services revenue	$312.6	$553.1
Purchased vehicle sales	49.6	79.3
Finance-related revenue	56.8	86.7
Total revenues	419.0	719.1
Cost of services*	235.1	417.4
Gross profit*	183.9	301.7
Selling, general and administrative	112.3	163.2
Depreciation and amortization	46.5	47.9
Goodwill and other intangibles impairment	29.8	—
Operating profit (loss)	(4.7)	90.6
Interest expense	30.9	55.6
Other expense (income), net	1.3	(1.1)
Income (loss) from continuing operations before income taxes	(36.9)	36.1
Income taxes	(4.6)	8.7
Net income (loss) from continuing operations	(32.3)	27.4
Net income from discontinued operations	—	28.2
Net income (loss)	$(32.3)	$55.6
Net income (loss) from continuing operations per share
Basic	$(0.27)	$0.21
Diluted	$(0.27)	$0.20

* Exclusive of depreciation and amortization
Overview
For the three months ended June 30, 2020, we had revenue of $419.0 million compared with revenue of $719.1 million for the three months ended June 30, 2019, a decrease of 42%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $1.4 million, or 3%, to $46.5 million for the three months ended June 30, 2020, compared with $47.9 million for the three months ended June 30, 2019. The decrease in depreciation and amortization was primarily the result of a reduction in assets placed in service or acquired, resulting from a reduction in capital spending and no acquisitions in 2020.
Goodwill and Other Intangibles Impairment
In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. This analysis resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020.

In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships.

Interest Expense
Interest expense decreased $24.7 million, or 44%, to $30.9 million for the three months ended June 30, 2020, compared with $55.6 million for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 1.1% and a decrease of $821.9 million in the average outstanding balance of corporate debt for the three months ended June 30, 2020 compared with the three months ended June 30, 2019, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019 and a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019. In addition, there was a decrease in interest expense at AFC of $7.0 million, which resulted from a decrease in the average finance receivables balance and in incremental interest rates for the three months ended June 30, 2020, as compared with the three months ended June 30, 2019.
Income Taxes
We had an effective tax rate of 12.5% for the three months ended June 30, 2020, compared with an effective tax rate of 24.1% for the three months ended June 30, 2019. The 2020 rate was unfavorably impacted by the goodwill and other intangibles impairment charge for which no tax benefit has been recorded. This was partially offset by the tax benefit from recording net operating losses and deductions related to stock-based compensation expenses.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the three months ended June 30, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $28.2 million, respectively. For a further discussion, reference Note 2 of the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended June 30, 2020, fluctuations in the Canadian exchange rate decreased revenue by $1.3 million, operating profit by $0.4 million, net income (loss) by $0.1 million and net income (loss) per diluted share by less than $0.01. For the three months ended June 30, 2020, fluctuations in the European exchange rate decreased revenue by $0.4 million and had no impact on operating profit, net income (loss) and net income (loss) per diluted share. In addition, for the three months ended June 30, 2020, as a result of the goodwill and other intangibles impairment in the U.K., fluctuations in the British pound exchange rate decreased the net loss by $1.1 million.
Business Trends Throughout the Second Quarter
The Company has been subject to numerous orders and directives that have impacted our ability to operate our business throughout North America and in Europe. As a result of restrictions on our operations, we have adjusted our business processes to meet the needs of our customers while complying with all laws, regulations, mandates and directives in each individual market we operate. In many cases, we have had to limit the number of employees and customers within our physical locations at any given time and modify the delivery of services to our customers. Our results in the quarter ended June 30, 2020 were negatively impacted by the impact COVID-19 had on our business, especially in the month of April. However, we were able to make adjustments in our operations that have permitted us to improve performance steadily throughout the quarter.

New and used car retail activity was reduced to unprecedented levels in early April. Auto retail operations were required to temporarily close and supply and demand for used cars was disrupted. By mid-April, we were experiencing improved retail automobile sales and demand for used vehicle supply was beginning to improve. The Company was prepared to meet the needs of the wholesale used car marketplace with its technology-based auction platforms throughout North America and in Europe. For the month of April, total vehicles sold were approximately 27% of the volume sold in April 2019. Consolidated revenue for the month April was 28% of revenue for April 2019. Consolidated gross profit for the month of April was below 20% of revenue due to the low level of revenue and this contributed to an operating loss for the month.

The Company saw improved demand for used vehicles in May and buyers and sellers were transacting on our digital platforms in order to obtain inventory to support the level of retail demand for used vehicles. Total vehicles sold were approximately 65% of the volume sold in May 2019. Consolidated revenue for the month of May was 58% of revenue for May 2019. However, our operating processes were adjusted to support 100% of all transactions being completed through our digital platforms and KAR had gross profit of 47% of revenue for the month. The Company also maintained reduced selling, general and administrative expenses and was able to generate operating profit and Adjusted EBITDA that exceeded 70% of the amounts generated in May 2019.

Improved demand for used vehicles continued throughout June and vehicles sold in June 2020 were 8% above the volume sold in June 2019 and consolidated revenue for the month of June was 91% of revenue for June 2019. We continued to sell all vehicles using our digital platforms and were able to generate gross profit for the month that was approximately 50% of revenue. We were also able to maintain lower overhead costs through this period of volume growth. As a result, we were able to generate operating profit margins (exclusive of goodwill and other intangibles impairment) and Adjusted EBITDA margins for the month that were above 20% of revenue. The Company believes that certain changes made in its business processes that were necessitated by the COVID-19 outbreak are sustainable going forward. The Company has reduced the labor required to process wholesale auction transactions and reduced its selling, general and administrative expenses.

Immediately prior to actions taken in late March 2020, the Company had over 15,000 active employees. In early April, the Company furloughed approximately 11,000 employees. Since early April, we have called back approximately 5,000 employees throughout the Company. In late June 2020, we notified approximately 3,000 furloughed employees that changes in our business processes have resulted in the elimination of their positions in August 2020. As of August 2020, we have approximately 2,000 employees on furlough that may be called back to work. We do not expect to increase our workforce back to pre-pandemic levels.
ADESA Results

	Three Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees and services revenue	$312.6	$553.1
Purchased vehicle sales	49.6	79.3
Total ADESA revenue	362.2	632.4
Cost of services*	217.2	392.9
Gross profit*	145.0	239.5
Selling, general and administrative	79.5	121.9
Depreciation and amortization	38.2	38.0
Goodwill and other intangibles impairment	29.8	—
Operating profit (loss)	$(2.5)	$79.6
Vehicles sold	648,000	994,000
Institutional vehicles sold in North America	502,000	701,000
Dealer consignment vehicles sold in North America	131,000	268,000
Vehicles sold in Europe	15,000	25,000
Percentage of vehicles sold online	100%	59%
Conversion rate at North American physical auctions	63.5%	66.1%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$839	$882
Online only revenue per vehicle sold, excluding purchased vehicles	$152	$150

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $270.2 million, or 43%, to $362.2 million for the three months ended June 30, 2020, compared with $632.4 million for the three months ended June 30, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold and a decrease in average revenue per vehicle sold. The decrease in revenue included the impact of decreases in revenue of $1.1 million due to fluctuations in the Canadian exchange rate and $0.4 million due to fluctuations in the European exchange rate.

The decrease in vehicles sold was primarily attributable to a 29% decrease in institutional volume, including vehicles sold on our online only platform, as well as a 50% decrease in dealer consignment units sold for the three months ended June 30, 2020 compared with the three months ended June 30, 2019. Online sales volume for ADESA represented approximately 100% of the total vehicles sold in the second quarter of 2020, compared with approximately 59% in the second quarter of 2019. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast and Simulcast+); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast, Simulcast+ or DealerBlock, accounted for approximately 52% of ADESA's North American online sales volume. ADESA sold approximately 321,000 (including approximately 35,000 from TradeRev) and 416,000 (including approximately 41,000 from TradeRev) vehicles through its North American online only offerings in the second quarter of 2020 and 2019, respectively. For the three months ended June 30, 2020, dealer consignment vehicles represented approximately 30% of used vehicles sold at ADESA physical auction locations, compared with approximately 41% for the three months ended June 30, 2019. The volume of vehicles sold at physical auction locations in the second quarter of 2020 decreased approximately 44% compared with the second quarter of 2019. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 63.5% for the three months ended June 30, 2020, compared with 66.1% for the three months ended June 30, 2019.
Volumes sold for the three months ended June 30, 2020 were materially impacted by the COVID-19 related restrictions placed on businesses throughout the world. For the three months ended June 30, 2020 we held all sales in a Simulcast-only format to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars did not run across the block and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Physical auction revenue per vehicle sold decreased $43, or 5%, to $839 for the three months ended June 30, 2020, compared with $882 for the three months ended June 30, 2019. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles. Physical auction fees per car sold were consistent at $428 for the three months ended June 30, 2020 compared with the three months ended June 30, 2019. The $43 decrease was attributable to a decrease in lower margin ancillary services revenue.
Online only auction revenue per vehicle sold decreased $21 to $211 for the three months ended June 30, 2020, compared with $232 for the three months ended June 30, 2019. The decrease in online only auction revenue per vehicle sold was attributable to a decrease in purchased vehicle sales. The entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $152 and $150 for the three months ended June 30, 2020 and 2019, respectively. The $2 increase in online only revenue per vehicle, excluding purchased vehicles, was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the three months ended June 30, 2020, gross profit for ADESA decreased $94.5 million, or 39%, to $145.0 million, compared with $239.5 million for the three months ended June 30, 2019. Gross profit for ADESA was 40.0% of revenue for the three months ended June 30, 2020, compared with 37.9% of revenue for the three months ended June 30, 2019. Gross profit as a percentage of revenue increased for the three months ended June 30, 2020 as compared with the three months ended June 30, 2019 as a result of a 45% decrease in cost of services. As noted elsewhere, we have taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19, and vehicles sold online require less direct labor. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicle sales. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicle sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 46.4% and 43.2% for the three months ended June 30, 2020 and 2019, respectively.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $42.4 million, or 35%, to $79.5 million for the three months ended June 30, 2020, compared with $121.9 million for the three months ended June 30, 2019, primarily due to decreases in compensation expense of $16.4 million, incentive-based compensation of $6.5 million, marketing costs of $6.0 million, travel expenses of $3.8 million, professional fees of $2.9 million, supplies expense of $2.4 million, telecom costs of $1.2 million, other miscellaneous expenses aggregating $1.9 million and the recording of the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy of $6.9 million, partially offset by increases in bad debt expense of $3.8 million and severance of $1.8 million.

Goodwill and Other Intangibles Impairment
In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. This analysis resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020.

In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships.
AFC Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$65.1	$83.7
Other revenue	2.0	2.6
Provision for credit losses	(19.0)	(8.4)
Warranty contract revenue	8.7	8.8
Total AFC revenue	56.8	86.7
Cost of services*	17.9	24.5
Gross profit*	38.9	62.2
Selling, general and administrative	5.6	6.4
Depreciation and amortization	2.6	2.6
Operating profit	$30.7	$53.2
Loan transactions	420,000	437,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$115	$178

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2020, AFC revenue decreased $29.9 million, or 34%, to $56.8 million, compared with $86.7 million for the three months ended June 30, 2019. The decrease in revenue was primarily the result of a 35% decrease in revenue per loan transaction and a 4% decrease in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $63, or 35%, primarily as a result of an increase in provision for credit losses for the three months ended June 30, 2020, as well as decreases in interest yield and floorplan fee income, partially offset by an increase in average portfolio duration. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 4.3% of the average managed receivables for the three months ended June 30, 2020 from 1.7% for the three months ended June 30, 2019.
Gross Profit
For the three months ended June 30, 2020, gross profit for the AFC segment decreased $23.3 million to $38.9 million, or 68.5% of revenue, compared with $62.2 million, or 71.7% of revenue, for the three months ended June 30, 2019. The decrease in gross profit as a percent of revenue was primarily the result of a 34% decrease in revenue and a 27% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in compensation expense of $3.1 million, PWI expenses of $1.7 million, incentive-based compensation of $0.6 million and other miscellaneous expenses aggregating $1.2 million.

Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $0.8 million, or 13%, to $5.6 million for the three months ended June 30, 2020, compared with $6.4 million for the three months ended June 30, 2019, primarily as a result of decreases in incentive-based compensation, travel expenses, promotion expenses and other miscellaneous expenses totaling $1.3 million, partially offset by an increase in compensation-related expense of $0.5 million.
Holding Company Results

	Three Months Ended June 30,
(Dollars in millions)	2020	2019
Selling, general and administrative	$27.2	$34.9
Depreciation and amortization	5.7	7.3
Operating loss	$(32.9)	$(42.2)
Selling, General and Administrative
For the three months ended June 30, 2020, selling, general and administrative expenses at the holding company decreased $7.7 million, or 22%, to $27.2 million, compared with $34.9 million for the three months ended June 30, 2019, primarily as a result of decreases in compensation expense of $3.3 million, professional fees of $2.8 million, stock-based compensation expense of $0.7 million, travel expenses of $0.7 million, incentive-based compensation of $0.5 million, telecom costs of $0.5 million and other employee related expenses of $0.5 million, partially offset by increases in information technology costs of $1.3 million.
Overview of Results of KAR Auction Services, Inc. for the Six Months Ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees and services revenue	$804.1	$1,095.0
Purchased vehicle sales	125.1	137.1
Finance-related revenue	135.3	176.6
Total revenues	1,064.5	1,408.7
Cost of services*	629.7	811.3
Gross profit*	434.8	597.4
Selling, general and administrative	274.7	338.4
Depreciation and amortization	94.2	92.2
Goodwill and other intangibles impairment	29.8	—
Operating profit	36.1	166.8
Interest expense	68.9	112.1
Other income, net	(0.7)	(3.2)
Income (loss) from continuing operations before income taxes	(32.1)	57.9
Income taxes	(2.6)	15.2
Net income (loss) from continuing operations	(29.5)	42.7
Net income from discontinued operations	—	90.7
Net income (loss)	$(29.5)	$133.4
Net income (loss) from continuing operations per share
Basic	$(0.24)	$0.32
Diluted	$(0.24)	$0.32

* Exclusive of depreciation and amortization

Overview
For the six months ended June 30, 2020, we had revenue of $1,064.5 million compared with revenue of $1,408.7 million for the six months ended June 30, 2019, a decrease of 24%. Businesses acquired accounted for an increase in revenue of $18.3 million or 2% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.0 million, or 2%, to $94.2 million for the six months ended June 30, 2020, compared with $92.2 million for the six months ended June 30, 2019. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2019.
Goodwill and Other Intangibles Impairment
In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. This analysis resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020.

In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships.
Interest Expense
Interest expense decreased $43.2 million, or 39%, to $68.9 million for the six months ended June 30, 2020, compared with $112.1 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 0.9% and a decrease of $880.5 million in the average outstanding balance of corporate debt for the six months ended June 30, 2020 compared with the six months ended June 30, 2019, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019 and a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019. In addition, there was a decrease in interest expense at AFC of $10.5 million, which resulted from a decrease in the average finance receivables balance and in incremental interest rates for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019.
Income Taxes
We had an effective tax rate of 8.1% for the six months ended June 30, 2020, compared with an effective tax rate of 26.3% for the six months ended June 30, 2019. The 2020 rate was unfavorably impacted by the goodwill and other intangibles impairment charge for which no tax benefit has been recorded. This was partially offset by the tax benefit from recording net operating losses and deductions related to stock-based compensation expenses.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the six months ended June 30, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $90.7 million, respectively. For a further discussion, reference Note 2 of the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the six months ended June 30, 2020, fluctuations in the Canadian exchange rate decreased revenue by $1.5 million, operating profit by $0.3 million, net income (loss) by $0.1 million and net income (loss) per diluted share by less than $0.01. For the six months ended June 30, 2020, fluctuations in the European exchange rate decreased revenue by $1.6 million and had no impact on operating profit, net income (loss) and net income (loss) per diluted share. In addition, for the six months ended June 30, 2020, as a result of the goodwill and other intangibles impairment in the U.K., fluctuations in the British pound exchange rate decreased the net loss by $0.7 million.

ADESA Results

	Six Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees and services revenue	$804.1	$1,095.0
Purchased vehicle sales	125.1	137.1
Total ADESA revenue	929.2	1,232.1
Cost of services*	587.9	763.6
Gross profit*	341.3	468.5
Selling, general and administrative	202.3	248.5
Depreciation and amortization	77.3	73.0
Goodwill and other intangibles impairment	29.8	—
Operating profit	$31.9	$147.0
Vehicles sold	1,510,000	1,940,000
Institutional vehicles sold in North America	1,124,000	1,382,000
Dealer consignment vehicles sold in North America	343,000	510,000
Vehicles sold in Europe	43,000	48,000
Percentage of vehicles sold online	78%	58%
Conversion rate at North American physical auctions	63.4%	64.9%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$884	$879
Online only revenue per vehicle sold, excluding purchased vehicles	$158	$148

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $302.9 million, or 25%, to $929.2 million for the six months ended June 30, 2020, compared with $1,232.1 million for the six months ended June 30, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold and a decrease in average revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $18.3 million, of which approximately $12.7 million was included in "Purchased vehicle sales." The decrease in revenue included the impact of decreases in revenue of $1.6 million due to fluctuations in the European exchange rate and $1.4 million due to fluctuations in the Canadian exchange rate.
The decrease in vehicles sold was primarily attributable to a 19% decrease in institutional volume, including vehicles sold on our online only platform, as well as a 31% decrease in dealer consignment units sold for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. Online sales volume for ADESA represented approximately 78% of the total vehicles in the first six months of 2020, compared with approximately 58% in the first six months of 2019. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast and Simulcast+); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast, Simulcast+ or DealerBlock, accounted for approximately 61% of ADESA's North American online sales volume. ADESA sold approximately 688,000 (including approximately 68,000 from TradeRev) and 783,000 (including approximately 72,000 from TradeRev) vehicles through its North American online only offerings in the first six months of 2020 and 2019, respectively. For the six months ended June 30, 2020, dealer consignment vehicles represented approximately 35% of used vehicles sold at ADESA physical auction locations, compared with approximately 39% for the six months ended June 30, 2019. The volume of vehicles sold at physical auction locations in the first six months of 2020 decreased approximately 30% compared with the first six months of 2019. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, decreased to 63.4% for the six months ended June 30, 2020, compared with 64.9% for the six months ended June 30, 2019.

Volumes sold for the six months ended June 30, 2020 were materially impacted by the COVID-19 related restrictions placed on businesses throughout the world. Beginning the week of March 16, we experienced a significant decline in volumes, as customers began to cease operations in response to local, state and provincial directives. Throughout the second quarter, we held all sales in a Simulcast-only format to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars did not run across the block and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Physical auction revenue per vehicle sold increased $5, or 1%, to $884 for the six months ended June 30, 2020, compared with $879 for the six months ended June 30, 2019. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles.
Online only auction revenue per vehicle sold increased $17 to $237 for the six months ended June 30, 2020, compared with $220 for the six months ended June 30, 2019. The increase in online only auction revenue per vehicle sold was attributable to an increase in TradeRev revenue. In addition, the entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $158 and $148 for the six months ended June 30, 2020 and 2019, respectively. The $10 increase in online only revenue per vehicle, excluding purchased vehicles was attributable to increased revenue per vehicle for units sold on the TradeRev platform.
Gross Profit
For the six months ended June 30, 2020, gross profit for ADESA decreased $127.2 million, or 27%, to $341.3 million, compared with $468.5 million for the six months ended June 30, 2019. Gross profit for ADESA was 36.7% of revenue for the six months ended June 30, 2020, compared with 38.0% of revenue for the six months ended June 30, 2019. Gross profit as a percentage of revenue decreased for the six months ended June 30, 2020 as compared with the six months ended June 30, 2019 as a result of purchased vehicle sales. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicle sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 42.4% and 42.7% for the six months ended June 30, 2020 and 2019, respectively. The remaining decrease in gross profit as a percentage of revenue relates to the shut down of the physical auctions on March 20, 2020 in response to the COVID-19 pandemic. Businesses acquired in the last 12 months accounted for an increase in cost of services of $15.6 million for the six months ended June 30, 2020.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $46.2 million, or 19%, to $202.3 million for the six months ended June 30, 2020, compared with $248.5 million for the six months ended June 30, 2019, primarily due to decreases in compensation expense of $15.8 million, incentive-based compensation of $11.8 million, marketing costs of $8.4 million, travel expenses of $4.7 million, supplies expense of $2.3 million, professional fees of $2.1 million, other miscellaneous expenses aggregating $2.0 million and the recording of the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy of $6.9 million, partially offset by increases in bad debt expense of $3.9 million, information technology costs of $2.0 million and costs associated with acquisitions of $1.9 million.
Goodwill and Other Intangibles Impairment
In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. This analysis resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020.
In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships.

AFC Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$148.9	$170.6
Other revenue	4.7	5.4
Provision for credit losses	(35.9)	(16.6)
Warranty contract revenue	17.6	17.2
Total AFC revenue	135.3	176.6
Cost of services*	41.8	47.7
Gross profit*	93.5	128.9
Selling, general and administrative	12.1	13.6
Depreciation and amortization	5.3	5.0
Operating profit	$76.1	$110.3
Loan transactions	868,000	898,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$136	$177

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2020, AFC revenue decreased $41.3 million, or 23%, to $135.3 million, compared with $176.6 million for the six months ended June 30, 2019. The decrease in revenue was primarily the result of a 23% decrease in revenue per loan transaction and a 3% decrease in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $41, or 23%, primarily as a result of an increase in provision for credit losses for the six months ended June 30, 2020, as well as decreases in interest yield and floorplan fee income, partially offset by an increase in average portfolio duration. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 3.8% of the average managed receivables for the six months ended June 30, 2020 from 1.6% for the six months ended June 30, 2019.
Gross Profit
For the six months ended June 30, 2020, gross profit for the AFC segment decreased $35.4 million to $93.5 million, or 69.1% of revenue, compared with $128.9 million, or 73.0% of revenue, for the six months ended June 30, 2019. The decrease in gross profit as a percent of revenue was primarily the result of a 23% decrease in revenue and a 12% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in compensation expense of $2.6 million, PWI expenses of $1.5 million, incentive-based compensation of $0.9 million and other miscellaneous expenses aggregating $0.9 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.5 million, or 11%, to $12.1 million for the six months ended June 30, 2020, compared with $13.6 million for the six months ended June 30, 2019, primarily as a result of decreases in incentive-based compensation of $0.9 million, travel expenses of $0.4 million and other miscellaneous expenses aggregating $0.7 million, partially offset by an increase in compensation-related expense of $0.5 million.

Holding Company Results

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Selling, general and administrative	$60.3	$76.3
Depreciation and amortization	11.6	14.2
Operating loss	$(71.9)	$(90.5)
Selling, General and Administrative
For the six months ended June 30, 2020, selling, general and administrative expenses at the holding company decreased $16.0 million, or 21%, to $60.3 million, compared with $76.3 million for the six months ended June 30, 2019, primarily as a result of decreases in professional fees of $5.3 million, compensation expense of $4.8 million, incentive-based compensation of $4.1 million, stock-based compensation expense of $1.6 million, travel expenses of $1.0 million and other miscellaneous expenses of $2.6 million, partially offset by increases in information technology costs of $2.4 million and medical expenses of $1.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

(Dollars in millions)	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents*	$968.5	$507.6	$233.0
Restricted cash	50.0	53.3	23.7
Working capital	1,241.8	726.8	380.5
Amounts available under the Revolving Credit Facility**	325.0	325.0	278.0
Cash flow from operations for the six months ended	268.9		161.7

*	Cash and cash equivalents at June 30, 2020 included approximately $528.2 million in net proceeds from newly issued perpetual convertible preferred stock of the Company.

**
There were related outstanding letters of credit totaling approximately $25.0 million, $27.4 million and $32.5 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively, which reduced the amount available for borrowings under the revolving credit facility.

We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions. The COVID-19 pandemic is having a significant impact on our business. As a result, we have implemented several measures that we believe will enhance liquidity for the foreseeable future. Some of these measures include, but are not limited to, the following:

•	Reduced compensation expense by

▪
our CEO, CFO and President voluntarily electing to forgo 100% of their respective base salaries and the remainder of our executive officers voluntarily electing to reduce their base salaries by 50% for the second quarter of 2020,

▪	reducing base salaries across many levels of the organization for part of the second quarter of 2020,

▪	furloughing approximately 11,000 employees in April 2020 (approximately 5,000 have returned to work),

▪	commencing a reduction in force in June 2020 (impacting approximately 3,000 of our employees), and

▪	our board of directors voluntarily electing to forgo their cash compensation for the second quarter of 2020;

•	Prohibited non-essential business travel;

•	Suspended non-essential services provided by certain third parties at our locations;

•	Delayed or canceled capital projects at our physical auction locations;

•	Negotiated the deferral of rent payments with certain landlords;

•	Suspended the ADESA Assurance program for part of the second quarter;

•	AFC reduced the unused portion of certain floorplan lines with its customers; and

•	Suspended the Company's quarterly dividend.

In addition, in June 2020 we issued and sold an aggregate of 550,000 shares of newly issued perpetual convertible preferred stock of the Company for net proceeds of approximately $528.2 million, as described in Note 9, "Convertible Preferred Stock."
We have also taken advantage of legislation introduced to assist companies during this time. In the second quarter of 2020, we recorded approximately $7.9 million of employee retention credits taken under the CARES Act and approximately $9.7 million under the Canada Emergency Wage Subsidy. These credits partially offset salaries and medical costs recorded in the U.S. and Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued disruption could materially affect our liquidity.
Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Due to the decentralized nature of the business, payments for most vehicles purchased are received at each auction and branch. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from auctions held near period-end.
Approximately $108.7 million of available cash was held by our foreign subsidiaries at June 30, 2020. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
AFC offers short-term inventory-secured financing, also known as floorplan financing, to independent used vehicle dealers. Financing is primarily provided for terms of 30 to 90 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. In response to the COVID-19 pandemic and the related economic downturn, AFC launched a Customer Relief Program in March 2020. Under the Customer Relief Program, eligible customers were able to choose to defer curtailment payments (principal, fees and interest) due through June 30, 2020, on eligible units. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."
Credit Facilities
On May 29, 2020, we entered into the Fourth Amendment Agreement (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment (1) provides a financial covenant “holiday” through and including June 30, 2021; (2) for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, permits the Consolidated EBITDA for the applicable test period to be calculated on an annualized basis; (3) establishes a monthly minimum liquidity covenant of $225.0 million through and including September 30, 2021; and (4) effectively places certain limitations on the ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness until October 1, 2021.
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

As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.50% at June 30, 2020.
On June 30, 2020, $942.9 million was outstanding on Term Loan B-6 and there were no borrowings on the Revolving Credit Facility. In addition, we had related outstanding letters of credit in the aggregate amount of $25.0 million and $27.4 million at June 30, 2020 and December 31, 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our Canadian operations also have a C$8 million line of credit which was undrawn at June 30, 2020. There were no related letters of credit outstanding on the Canadian line of credit at June 30, 2020. In addition, our European operations have lines of credit aggregating $33.7 million (€30 million) of which $17.4 million was drawn at June 30, 2020.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including, but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions.
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring that a Consolidated Senior Secured Net Leverage Ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding, except during the period from May 29, 2020 through and including June 30, 2021, compliance with the financial covenant is not required. The Consolidated Senior Secured Net Leverage Ratio is calculated as total consolidated debt (net of unrestricted cash) divided by the last four quarters consolidated Adjusted EBITDA, except that for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, the Consolidated EBITDA for the applicable test period is permitted to be calculated on an annualized basis pursuant to the Fourth Amendment. Total consolidated debt includes term loan borrowings, revolving loans and finance lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses.

In addition, the Credit Agreement and the indenture governing our senior notes (see Note 7, “Long-Term Debt” for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. During the period from May 29, 2020 through and until October 1, 2021 (the “limited waiver period”), pursuant to the Fourth Amendment, certain additional limitations are placed on our ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness. The Fourth Amendment also established a monthly minimum liquidity covenant of $225.0 million during the limited waiver period. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes on June 30, 2020.
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
Securitization Facilities
AFC sells U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 28, 2022. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at June 30, 2020.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 28, 2022. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at June 30, 2020. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,548.3 million and $2,115.2 million at June 30, 2020 and December 31, 2019, respectively. AFC's allowance for losses was $22.0 million and $15.0 million at June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, $1,475.4 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $735.9 million and $1,461.2 million of obligations collateralized by finance receivables at June 30, 2020 and December 31, 2019, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $11.7 million and $13.2 million at June 30, 2020 and December 31, 2019, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At June 30, 2020, we were in compliance with the covenants in the securitization agreements.
In response to the COVID-19 pandemic and the related economic downturn, AFC amended its U.S. and Canadian securitization agreements in March and May 2020, in order to provide temporary cash relief to its customers by launching a Customer Relief Program. Under this program, eligible customers were able to choose to defer curtailment payments (principal, fees and interest) due through June 30, 2020, on eligible units. These transactions were permitted as eligible loans under the amended securitization agreements. The May 2020 amendments were also made to reflect the modifications to the Credit Facility.
On April 30, 2020, AFC amended its U.S. and Canadian securitization agreements to modify certain definitions and to reduce the minimum net spread for April, May and June 2020. In addition, the one-month minimum payment rate test decreased for April, May and June 2020. On June 25, 2020, AFC amended its U.S. and Canadian securitization agreements to extend the modification of certain definitions through the end of September and to increase the minimum net spread for July, August, and September 2020 above the April amendment requirement, but below the original agreement. An Over Collateralization floor was also implemented, and the restriction on payments being made to AFC from AFC Funding Corporation was removed, thereby reducing AFC's restricted cash requirements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended June 30, 2020
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$(4.4)	$16.0	$(43.9)	$(32.3)
Add back:
Income taxes	2.5	5.6	(12.7)	(4.6)
Interest expense, net of interest income	0.6	9.2	20.8	30.6
Depreciation and amortization	38.2	2.6	5.7	46.5
Intercompany interest	(1.5)	(0.1)	1.6	—
EBITDA	35.4	33.3	(28.5)	40.2
Intercompany charges	1.5	—	(1.5)	—
Non-cash stock-based compensation	1.2	0.4	1.3	2.9
Acquisition related costs	0.9	—	—	0.9
Securitization interest	—	(6.0)	—	(6.0)
Loss on asset sales	0.5	—	—	0.5
Severance	5.6	0.4	0.5	6.5
Foreign currency (gains)/losses	(0.1)	—	2.8	2.7
Goodwill and other intangibles impairment	29.8	—	—	29.8
Other	2.3	—	0.2	2.5
Total addbacks	41.7	(5.2)	3.3	39.8
Adjusted EBITDA	$77.1	$28.1	$(25.2)	$80.0

	Three Months Ended June 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$50.5	$27.4	$(50.5)	$27.4
Add back:
Income taxes	21.8	11.3	(24.4)	8.7
Interest expense, net of interest income	0.6	16.1	38.3	55.0
Depreciation and amortization	38.0	2.6	7.3	47.9
Intercompany interest	4.0	(1.6)	(2.4)	—
EBITDA	114.9	55.8	(31.7)	139.0
Intercompany charges	3.6	—	(3.6)	—
Non-cash stock-based compensation	1.6	0.4	2.0	4.0
Acquisition related costs	1.2	—	2.5	3.7
Securitization interest	—	(13.8)	—	(13.8)
Loss on asset sales	0.4	—	—	0.4
Severance	0.9	—	0.2	1.1
Foreign currency (gains)/losses	(0.5)	—	0.5	—
IAA allocated costs	—	—	0.9	0.9
Other	0.5	0.1	—	0.6
Total addbacks	7.7	(13.3)	2.5	(3.1)
Adjusted EBITDA	$122.6	$42.5	$(29.2)	$135.9

	Six Months Ended June 30, 2020
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$19.7	$40.6	$(89.8)	$(29.5)
Add back:
Income taxes	11.3	13.7	(27.6)	(2.6)
Interest expense, net of interest income	1.2	22.7	43.9	67.8
Depreciation and amortization	77.3	5.3	11.6	94.2
Intercompany interest	(2.5)	(0.9)	3.4	—
EBITDA	107.0	81.4	(58.5)	129.9
Intercompany charges	3.2	—	(3.2)	—
Non-cash stock-based compensation	3.3	0.8	4.1	8.2
Acquisition related costs	2.1	—	0.2	2.3
Securitization interest	—	(17.4)	—	(17.4)
Loss on asset sales	1.0	—	—	1.0
Severance	6.9	0.4	1.0	8.3
Foreign currency (gains)/losses	1.7	—	1.4	3.1
Goodwill and other intangibles impairment	29.8	—	—	29.8
Other	2.5	—	0.9	3.4
Total addbacks	50.5	(16.2)	4.4	38.7
Adjusted EBITDA	$157.5	$65.2	$(54.1)	$168.6

	Six Months Ended June 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$92.9	$57.9	$(108.1)	$42.7
Add back:
Income taxes	37.7	22.1	(44.6)	15.2
Interest expense, net of interest income	1.0	33.0	76.9	110.9
Depreciation and amortization	73.0	5.0	14.2	92.2
Intercompany interest	11.1	(2.8)	(8.3)	—
EBITDA	215.7	115.2	(69.9)	261.0
Intercompany charges	6.8	—	(6.8)	—
Non-cash stock-based compensation	4.0	0.9	5.7	10.6
Acquisition related costs	2.8	—	4.8	7.6
Securitization interest	—	(28.6)	—	(28.6)
Loss on asset sales	0.9	—	—	0.9
Severance	3.6	—	1.2	4.8
Foreign currency (gains)/losses	(1.1)	—	0.5	(0.6)
IAA allocated costs	—	—	2.3	2.3
Other	0.7	0.1	—	0.8
Total addbacks	17.7	(27.6)	7.7	(2.2)
Adjusted EBITDA	$233.4	$87.6	$(62.2)	$258.8

Other than during the financial covenant "holiday" provided by the Fourth Amendment, certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	June 30, 2020
Net income (loss)	$35.3	$19.8	$2.8	$(32.3)	$25.6
Less: Income from discontinued operations	0.9	4.5	—	—	5.4
Income (loss) from continuing operations	34.4	15.3	2.8	(32.3)	20.2
Add back:
Income taxes	13.2	9.3	2.0	(4.6)	19.9
Interest expense, net of interest income	37.2	38.3	37.2	30.6	143.3
Depreciation and amortization	46.4	50.1	47.7	46.5	190.7
EBITDA	131.2	113.0	89.7	40.2	374.1
Non-cash stock-based compensation	4.5	5.2	5.3	2.9	17.9
Loss on extinguishment of debt	2.2	—	—	—	2.2
Acquisition related costs	2.7	1.9	1.4	0.9	6.9
Securitization interest	(13.3)	(13.0)	(11.4)	(6.0)	(43.7)
Loss on asset sales	0.8	0.4	0.5	0.5	2.2
Severance	0.9	9.6	1.8	6.5	18.8
Foreign currency (gains)/losses	(0.4)	0.3	0.4	2.7	3.0
Goodwill and other intangibles impairment	—	—	—	29.8	29.8
Other	0.6	4.6	0.9	2.5	8.6
Total addbacks	(2.0)	9.0	(1.1)	39.8	45.7
Adjusted EBITDA	$129.2	$122.0	$88.6	$80.0	$419.8

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Net cash provided by (used by):
Operating activities - continuing operations	$268.9	$161.7
Operating activities - discontinued operations	—	155.8
Investing activities - continuing operations	485.9	(268.9)
Investing activities - discontinued operations	—	(37.4)
Financing activities - continuing operations	(279.9)	(1,387.6)
Financing activities - discontinued operations	—	1,317.6
Effect of exchange rate on cash	(17.3)	10.8
Net increase (decrease) in cash, cash equivalents and restricted cash	$457.6	$(48.0)
Cash flow provided by operating activities (continuing operations) was $268.9 million for the six months ended June 30, 2020, compared with $161.7 million for the six months ended June 30, 2019. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net increase in non-cash item adjustments, partially offset by decreased profitability attributable to reduced operations beginning March 20, 2020, resulting from COVID-19 restrictions on our business.
Net cash provided by investing activities (continuing operations) was $485.9 million for the six months ended June 30, 2020, compared with net cash used by investing activities of $268.9 million for the six months ended June 30, 2019. The increase in net cash from investing activities was primarily attributable to:

•	a net decrease in finance receivables held for investment of approximately $602.4 million;

•	a decrease in cash used for acquisitions of approximately $120.7 million; and

•	a reduction in capital expenditures of approximately $31.7 million.
Net cash used by financing activities (continuing operations) was $279.9 million for the six months ended June 30, 2020, compared with $1,387.6 million for the six months ended June 30, 2019. The decrease in net cash used by financing activities was primarily attributable to:

•
a decrease in payments on long-term debt. In the second quarter of 2019, the Company used net cash provided by financing activities from discontinued operations (cash received from IAA in the separation) to prepay approximately $1.3 billion of its term loan debt;

•	net proceeds of approximately $528.2 million received from the issuance of the Series A Preferred Stock in the second quarter of 2020;

•	a decrease in dividends paid to stockholders of approximately $90.8 million; and

•	a decrease in cash transferred to IAA of $50.9 million;
partially offset by:

•	a net decrease in the obligations collateralized by finance receivables of approximately $689.5 million;

•	a net decrease in borrowings on lines of credit of approximately $95.4 million;

•	a net decrease in book overdrafts of approximately $39.1 million; and

•	an increase in cash used for payments of contingent consideration of approximately $21.8 million.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2020 and 2019 approximated $46.7 million and $78.4 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies. The Company's capital expenditures for 2020 are dependent on when access to our facilities is available to employees and others. As a result, we are unable to estimate capital expenditures for 2020 at this time.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. As of June 30, 2020, the Series A Preferred Stock had accumulated dividends in kind of $2.1 million, which have not been declared. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
The following common stock dividend information has been released for 2020:

•	On February 18, 2020, the Company announced a cash dividend of $0.19 per share that was paid on April 3, 2020, to stockholders of record at the close of business on March 20, 2020.

•	On November 5, 2019, the Company announced a cash dividend of $0.19 per share that was paid on January 3, 2020, to stockholders of record at the close of business on December 20, 2019.
The Company has temporarily suspended its quarterly common stock dividend in light of the impact of the COVID-19 pandemic on its operations and the limitation placed on certain payments during the financial covenant "holiday" provided by the Fourth Amendment. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities and the indenture governing our senior notes, capital requirements and other factors that our board of directors deems relevant. No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there have been no material changes to the contractual obligations of the Company, with the exception of the following:

•
In June 2020, we completed the issuance and sale of 550,000 shares of the Company’s Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company.

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

See Note 7, Note 8 and Note 9 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2019, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC").
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Exchange Act.
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation negatively affected net income (loss) by approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively. A 1% decrease in the average Canadian exchange rate for the three and six months ended June 30, 2020 would have impacted net income (loss) by approximately $0.1 million and $0.1 million, respectively. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate swap agreements to manage our exposure to interest rate changes. We have designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. There was no significant ineffectiveness in the six months ended June 30, 2020.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and six months ended June 30, 2020 would have resulted in an increase in interest expense of approximately $1.1 million and $2.2 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the additional risk factor related to the COVID-19 pandemic set forth below, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the factors discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition or future results. Other than as set forth below, there were no material changes during the six months ended June 30, 2020 to the risk factors reported in our most recent Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The risks described below and in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The impact of COVID-19 implicates and exacerbates other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. Due to the unprecedented nature of the pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.
The COVID-19 pandemic continues to create significant uncertainty and has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition.
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict, and some of which may be more than just temporary.
Governments around the world have mandated, and continue to introduce, numerous and varying measures to slow the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter-in-place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-phase plans with the goal of re-opening their respective jurisdictions. Certain jurisdictions have begun easing restrictions only to return to tighter restrictions in the face of increases in new COVID-19 cases. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and are expected to continue to impact our workforce and operations and the operations of our customers, suppliers and business partners. The duration of these measures is unknown, may be extended and additional measures may be imposed, and they are likely to continue to adversely affect our business, results of operations and financial condition.
We are focused on attempting to mitigate the negative impacts of COVID-19 on our business, which has required and will continue to require a substantial investment of time and resources across our enterprise. While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts. Further, our enhanced reliance on remote access to our information systems continues to increase our exposure to cybersecurity attacks or data security incidents, along with other risks related to the reliability of technology to support remote operations.
COVID-19 has caused and may continue to cause us to modify our business practices. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak or subsequent outbreaks, the severity of outbreaks, the actions to contain the virus or treat its impact, and the extent to which normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its impact.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The information required by Item 701 of Regulation S-K was previously disclosed in the Company’s Current Reports on Form 8-K, filed with the SEC on June 10, 2020 and June 30, 2020.
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—	$—	—	$300.0
May 1 - May 31	—	—	—	300.0
June 1 - June 30	—	—	—	300.0
Total	—	$—	—

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.7	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.8c	*	Consulting Agreement, dated September 12, 2019, between KAR Auction Services, Inc. and Rebecca C. Polak	10-Q	001-34568	10.8c	11/6/2019

10.9	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020	10-K	001-34568	10.13	2/19/2020

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15a	^	Eighth Amended and Restated Receivables Purchase Agreement, dated December 18, 2018, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal	10-K	001-34568	10.15	2/21/2019

10.15b
Amendment No. 1 to Eighth Amended and Restated Receivables Purchase Agreement, dated March 23, 2020, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
			10-Q	001-34568	10.15b	5/7/2020

10.15c	^
Amendment No. 2 to Eighth Amended and Restated Receivables Purchase Agreement, dated April 30, 2020, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
			10-Q	001-34568	10.15c	5/7/2020

10.15d
Amendment No. 3 to Eighth Amended and Restated Receivables Purchase Agreement, dated May 29, 2020, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
							X

10.15e	^
Amendment No. 4 to Eighth Amended and Restated Receivables Purchase Agreement, dated June 25, 2020, among AFC Funding Corporation, Automotive Finance Corporation, the entities from time to time parties hereto as Purchasers or Purchaser Agents and Bank of Montreal
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
			10-Q	001-34568	10.16d	5/7/2020

10.16e	^
Amending Agreement No. 4 to Fourth Amended and Restated Receivables Purchase Agreement, dated April 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
			10-Q	001-34568	10.16e	5/7/2020

10.16f
Amending Agreement No. 5 to Fourth Amended and Restated Receivables Purchase Agreement, dated May 29, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
							X

10.16g	^
Amending Agreement No. 6 to Fourth Amended and Restated Receivables Purchase Agreement, dated June 25, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada
							X

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan					X

10.28a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.28b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.29	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.34	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.35	*	Form 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.36	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.37	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.38		Form of 2020 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.39		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.40		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.41		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.42		Investment Agreement, dated May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.43		Investment Agreement, dated May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.44		Registration Rights Agreement, dated June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.45		Registration Rights Agreement, dated June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (iii) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) the Condensed Notes to Consolidated Financial Statements.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	August 5, 2020	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)