Form 10-Q
period 2020-09-30
KAR Auction Services, Inc.
filed 2020-11-04
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 31, 2020, 129,251,552 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
Auction fees and services revenue	$440.5	$534.5	$1,244.6	$1,629.5
Purchased vehicle sales	86.2	79.1	211.3	216.2
Finance-related revenue	66.9	88.3	202.2	264.9
Total operating revenues	593.6	701.9	1,658.1	2,110.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	329.7	410.9	959.4	1,222.2
Selling, general and administrative	131.0	158.9	405.7	497.3
Depreciation and amortization	46.5	46.4	140.7	138.6
Goodwill and other intangibles impairment	—	—	29.8	—
Total operating expenses	507.2	616.2	1,535.6	1,858.1
Operating profit	86.4	85.7	122.5	252.5
Interest expense	29.5	37.9	98.4	150.0
Other income, net	(1.1)	(2.0)	(1.8)	(5.2)
Loss on extinguishment of debt	—	2.2	—	2.2
Income from continuing operations before income taxes	58.0	47.6	25.9	105.5
Income taxes	10.9	13.2	8.3	28.4
Income from continuing operations	$47.1	$34.4	$17.6	$77.1
Income from discontinued operations, net of income taxes	—	0.9	—	91.6
Net income	$47.1	$35.3	$17.6	$168.7
Net income per share - basic
Income from continuing operations	$0.23	$0.26	$0.04	$0.58
Income from discontinued operations	—	0.01	—	0.69
Net income per share - basic	$0.23	$0.27	$0.04	$1.27
Net income per share - diluted
Income from continuing operations	$0.23	$0.26	$0.04	$0.58
Income from discontinued operations	—	0.01	—	0.68
Net income per share - diluted	$0.23	$0.27	$0.04	$1.26
Dividends declared per common share	$—	$0.19	$0.19	$0.89

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$47.1	$35.3	$17.6	$168.7
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	12.6	(10.8)	(7.3)	5.7
Unrealized gain (loss) on interest rate derivatives, net of tax	1.0	—	(21.6)	—
Total other comprehensive income (loss), net of tax	13.6	(10.8)	(28.9)	5.7
Comprehensive income (loss)	$60.7	$24.5	$(11.3)	$174.4

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,276.7	$507.6
Restricted cash	54.7	53.3
Trade receivables, net of allowances of $10.9 and $9.5	494.1	457.5
Finance receivables, net of allowances of $22.0 and $15.0	1,722.8	2,100.2
Other current assets	126.3	125.9
Total current assets	3,674.6	3,244.5
Other assets
Goodwill	1,798.2	1,821.7
Customer relationships, net of accumulated amortization of $665.0 and $637.4	168.6	207.9
Other intangible assets, net of accumulated amortization of $341.5 and $292.4	284.4	298.5
Operating lease right-of-use assets	354.9	364.1
Property and equipment, net of accumulated depreciation of $578.6 and $534.3	585.2	609.0
Other assets	44.0	35.5
Total other assets	3,235.3	3,336.7
Total assets	$6,909.9	$6,581.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$938.1	$704.6
Accrued employee benefits and compensation expenses	66.0	72.7
Accrued interest	19.5	7.9
Other accrued expenses	197.9	216.9
Income taxes payable	5.6	1.1
Dividends payable	—	24.5
Obligations collateralized by finance receivables	1,101.0	1,461.2
Current maturities of long-term debt	26.4	28.8
Total current liabilities	2,354.5	2,517.7
Non-current liabilities
Long-term debt	1,854.8	1,861.3
Deferred income tax liabilities	125.1	134.5
Operating lease liabilities	348.6	358.3
Other liabilities	79.9	59.2
Total non-current liabilities	2,408.4	2,413.3
Commitments and contingencies (Note 11)
Temporary equity
Series A convertible preferred stock (Note 10)	540.0	—
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2020: 129,245,854
December 31, 2019: 128,833,452	1.3	1.3
Additional paid-in capital	1,037.8	1,028.9
Retained earnings	627.8	651.0
Accumulated other comprehensive loss	(59.9)	(31.0)
Total stockholders' equity	1,607.0	1,650.2
Total liabilities, temporary equity and stockholders' equity	$6,909.9	$6,581.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	129.2	$1.3	$1,034.2	$592.5	$(73.5)	$1,554.5
Net income				47.1		47.1
Other comprehensive income					13.6	13.6
Issuance of common stock under stock plans			0.3			0.3
Surrender of RSUs for taxes			(0.2)			(0.2)
Stock-based compensation expense			3.5			3.5
Dividends on preferred stock				(11.8)		(11.8)
Balance at September 30, 2020	129.2	$1.3	$1,037.8	$627.8	$(59.9)	$1,607.0

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	128.8	$1.3	$1,028.9	$651.0	$(31.0)	$1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net income				17.6		17.6
Other comprehensive loss					(28.9)	(28.9)
Issuance of common stock under stock plans	0.6		1.0			1.0
Surrender of RSUs for taxes	(0.2)		(3.9)			(3.9)
Stock-based compensation expense			11.1			11.1
Dividends earned under stock plan			0.7	(0.7)		—
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Dividends on preferred stock				(11.8)		(11.8)
Balance at September 30, 2020	129.2	$1.3	$1,037.8	$627.8	$(59.9)	$1,607.0

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	133.4	$1.3	$1,140.8	$644.9	$(34.4)	$1,752.6
Net income				35.3		35.3
Other comprehensive loss					(10.8)	(10.8)
Issuance of common stock under stock plans	0.2		(1.3)			(1.3)
Surrender of RSUs for taxes			(0.1)			(0.1)
Stock-based compensation expense			4.3			4.3
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Balance at September 30, 2019	128.8	$1.3	$1,024.0	$655.7	$(45.2)	$1,635.8

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				168.7		168.7
Other comprehensive income					5.7	5.7
Issuance of common stock under stock plans	0.9		4.1			4.1
Surrender of RSUs for taxes	(0.2)		(10.5)			(10.5)
Stock-based compensation expense			16.4			16.4
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plan			1.8	(1.8)		—
Cash dividends declared to stockholders ($0.89 per share)				(117.8)		(117.8)
Balance at September 30, 2019	128.8	$1.3	$1,024.0	$655.7	$(45.2)	$1,635.8

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$17.6	$168.7
Net income from discontinued operations	—	(91.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140.7	138.6
Provision for credit losses	41.6	28.9
Deferred income taxes	(3.0)	2.5
Amortization of debt issuance costs	8.6	9.6
Stock-based compensation	11.1	14.6
Goodwill and other intangibles impairment	29.8	—
Loss on extinguishment of debt	—	2.2
Other non-cash, net	6.1	7.9
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(49.4)	(41.3)
Accounts payable and accrued expenses	228.8	51.0
Net cash provided by operating activities - continuing operations	431.9	291.1
Net cash provided by operating activities - discontinued operations	—	156.7
Investing activities
Net decrease (increase) in finance receivables held for investment	337.1	(119.0)
Acquisition of businesses (net of cash acquired)	—	(120.7)
Purchases of property, equipment and computer software	(74.3)	(127.6)
Proceeds from the sale of property and equipment	0.8	—
Net cash provided by (used by) investing activities - continuing operations	263.6	(367.3)
Net cash used by investing activities - discontinued operations	—	(37.4)
Financing activities
Net increase in book overdrafts	20.3	9.2
Net (decrease) increase in borrowings from lines of credit	(2.4)	17.5
Net decrease in obligations collateralized by finance receivables	(345.1)	(25.0)
Proceeds from issuance of Series A Preferred Stock	550.1	—
Payments for issuance costs of Series A Preferred Stock	(21.9)	—
Proceeds from long-term debt	—	947.6
Payments for debt issuance costs/amendments	(18.2)	(13.7)
Payments on long-term debt	(7.1)	(1,746.6)
Payments on finance leases	(12.6)	(12.2)
Payments of contingent consideration and deferred acquisition costs	(22.3)	(0.5)
Issuance of common stock under stock plans	1.0	4.1
Tax withholding payments for vested RSUs	(3.9)	(10.5)
Repurchase and retirement of common stock	—	(119.7)
Dividends paid to stockholders	(49.0)	(139.8)
Cash transferred to IAA	—	(50.9)
Net cash provided by (used by) financing activities - continuing operations	88.9	(1,140.5)
Net cash provided by financing activities - discontinued operations	—	1,317.6
Effect of exchange rate changes on cash	(13.9)	7.0
Net increase in cash, cash equivalents and restricted cash	770.5	227.2
Cash, cash equivalents and restricted cash at beginning of period	560.9	304.7
Cash, cash equivalents and restricted cash at end of period	$1,331.4	$531.9
Cash paid for interest, net of proceeds from interest rate derivatives	$77.7	$120.0
Cash paid for taxes, net of refunds - continuing operations	$9.7	$27.8
Cash paid for taxes, net of refunds - discontinued operations	$—	$40.1

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2020 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW"));
•"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc.;
•"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014, as amended on March 9, 2016, May 31, 2017, September 19, 2019, May 29, 2020 and September 2, 2020, among KAR Auction Services, as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank N.A., as administrative agent;
•"Credit Facility" refers to the $950 million, senior secured term loan B-6 facility due September 19, 2026 ("Term Loan B-6") and the $325 million, senior secured revolving credit facility due September 19, 2024 (the "Revolving Credit Facility"), the terms of which are set forth in the Credit Agreement;
•"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 3;
•"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries;
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at September 30, 2020);
•"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;
•"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement; and
•"2017 Revolving Credit Facility" refers to the $350 million, senior secured revolving credit facility, the terms of which are set forth in the Credit Agreement.
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of September 30, 2020, we have a North American network of 74 facilities and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing platform where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through physical, online or hybrid auctions, which permit Internet buyers to participate in physical auctions. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our institutional consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at the physical auction. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace,

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 119 locations throughout the United States and Canada as of September 30, 2020. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, TradeRev, other used vehicle and salvage auctions and non-auction purchases. In addition to floorplan financing, AFC also provides independent used vehicle dealers with other related services and products, such as vehicle service contracts.
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
Reclassifications
ADESA Auction Services' revenue reported in the consolidated statements of income for the three and nine months ended September 30, 2019 has been reclassified between "Auction fees and services revenue" and "Purchased vehicle sales" in the consolidated statements of income to conform with the presentation for the three and nine months ended September 30, 2020.
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

Acquisition-Related Deferred and Contingent Consideration

Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At September 30, 2020, we had accrued deferred and estimated contingent consideration with a fair value of approximately $3.7 million and $43.4 million, respectively. At September 30, 2020, the aggregate maximum potential payment remaining for undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $105.1 million. For the nine months ended September 30, 2020, we made contingent consideration and deferred acquisition payments related to the CarsOnTheWeb acquisition of $22.3 million.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)

Temporary Equity

The Company records shares of convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders' equity on the consolidated balance sheet because the shares contain liquidation features that are not solely within the Company's control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. See Note 10 for a discussion of the convertible preferred stock.
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
New Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the consolidated financial statements.

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
Note 2—Pending Acquisition
In September 2020, ADESA entered into an agreement and plan of merger to acquire BacklotCars, Inc. ("BacklotCars") for $425 million in cash. BacklotCars is an app and web-based dealer-to-dealer wholesale platform featuring a 24/7 “bid-ask” marketplace offering vehicles with comprehensive inspections performed by automobile mechanics. The acquisition is expected to further diversify the Company's broad portfolio of digital capabilities and accelerate the Company’s strategy to be a leading digital dealer-to-dealer marketplace provider. The merger is expected to be completed in the fourth quarter of 2020, subject to the satisfaction of customary closing conditions. On November 4, 2020, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the merger.
Note 3—IAA Separation and Discontinued Operations
In February 2018, the Company announced that its board of directors had approved a plan to pursue the separation ("Separation") of its salvage auction business, IAA, through a spin-off. On June 28, 2019, the Company completed the spin-off, creating a new independent publicly traded company, IAA, Inc. ("IAA"). The Separation provided KAR stockholders with equity ownership in both KAR and IAA. On June 28, 2019, the Company’s stockholders received one share of IAA common stock for every share of Company common stock they held as of the close of business on June 18, 2019, the record date for the distribution. In addition to the shares of IAA common stock, KAR received a cash distribution of approximately $1,278.0 million from IAA, which was used to prepay a portion of KAR's term loans. In connection with the spin-off, the Company and IAA entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax matters agreement. These agreements provide for the allocation between the Company and IAA of assets, employees, liabilities and obligations (including investments, property, environmental and tax-related assets and liabilities) attributable to periods prior to, at and after IAA's Separation from the Company and govern certain relationships between IAA and the Company after the Separation.

The financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $0.0 million and $31.3 million for the three and nine months ended September 30, 2019, in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues	$—	$—	$—	$723.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	—	—	446.1
Selling, general and administrative	—	—	—	94.5
Depreciation and amortization	—	—	—	43.9
Total operating expenses	—	—	—	584.5
Operating profit	—	—	—	139.1
Interest expense	—	—	—	2.7
Other income, net	—	—	—	—
Income from discontinued operations before income taxes	—	—	—	136.4
Income taxes	—	(0.9)	—	44.8
Income from discontinued operations	$—	$0.9	$—	$91.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PRSUs	$1.3	$2.6	$3.6	$7.5
RSUs	2.2	1.7	7.5	7.1
Total stock-based compensation expense	$3.5	$4.3	$11.1	$14.6
In the first nine months of 2020, we granted a target amount of approximately 0.4 million PRSUs to certain executive officers and management of the Company. The PRSUs vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.4 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $22.24 per share, which was determined using the closing price of the Company's common stock on the dates of grant.
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
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. No shares of common stock were repurchased during the nine months ended September 30, 2020. For the nine months ended September 30, 2019, we used the remaining $119.7 million under the 2016 authorization to repurchase and retire 4,753,300 shares of common stock in the open market at a weighted average price of $25.18 per share.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
Note 5—Net Income from Continuing Operations Per Share
The following table sets forth the computation of net income from continuing operations per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income from continuing operations	$47.1	$34.4	$17.6	$77.1
Series A Preferred Stock dividends	(9.7)	—	(11.8)	—
Net income attributable to participating securities	(7.4)	—	—	—
Net income attributable to common stockholders	$30.0	$34.4	$5.8	$77.1
Weighted average common shares outstanding	129.3	131.2	129.2	132.5
Effect of dilutive stock options and restricted stock awards	0.7	1.2	0.8	1.3
Weighted average common shares outstanding and potential common shares	130.0	132.4	130.0	133.8
Net income from continuing operations per share
Basic	$0.23	$0.26	$0.04	$0.58
Diluted	$0.23	$0.26	$0.04	$0.58
For periods prior to June 30, 2020, basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income from continuing operations per share for each of the three or nine months ended September 30, 2020 and 2019. In addition, approximately 0.4 million and 0.3 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the three months ended September 30, 2020 and 2019, respectively, and approximately 0.4 million and 0.3 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the nine months ended September 30, 2020 and 2019, respectively. Total options outstanding at September 30, 2020 and 2019 were 0.7 million and 0.8 million, respectively.
Beginning with the quarter ended June 30, 2020, the Company also includes participating securities (Series A Preferred Stock) in the computation of net income from continuing operations per share pursuant to the two-class method. The two-class method of calculating net income from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income from continuing operations in determining net income attributable to common stockholders. During periods of net loss from continuing operations, no effect is given to the participating securities because they do not share in the losses of the Company.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at September 30, 2020.
In September 2020, AFC and AFC Funding Corporation entered into the Ninth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement decreased AFC Funding's U.S. committed liquidity from $1.70 billion to $1.60 billion and extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $12.3 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at September 30, 2020. In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2020		Net Credit Losses Three Months Ended September 30, 2020	Net Credit Losses Nine Months Ended September 30, 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,728.9	$22.6	$—	$33.9
Other loans	15.9	—	—	—
Total receivables managed	$1,744.8	$22.6	$—	$33.9

	December 31, 2019		Net Credit Losses Three Months Ended September 30, 2019	Net Credit Losses Nine Months Ended September 30, 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,099.4	$28.8	$8.6	$24.7
Other loans	15.8	—	—	—
Total receivables managed	$2,115.2	$28.8	$8.6	$24.7

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	September 30, 2020	September 30, 2019
Allowance for Credit Losses
Balance at December 31	$15.0	$14.0
Opening balance adjustment for adoption of ASC Topic 326	5.0	—
Provision for credit losses	35.9	25.5
Recoveries	8.0	5.7
Less charge-offs	(41.9)	(30.4)
Balance at September 30	$22.0	$14.8
As of September 30, 2020 and December 31, 2019, $1,688.0 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	September 30, 2020	December 31, 2019
Obligations collateralized by finance receivables, gross	$1,124.2	$1,474.4
Unamortized securitization issuance costs	(23.2)	(13.2)
Obligations collateralized by finance receivables	$1,101.0	$1,461.2
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2020, we were in compliance with the covenants in the securitization agreements.
Note 7—Goodwill and Other Intangible Assets
Goodwill consisted of the following at September 30, 2020 (in millions):

	ADESA Auctions	AFC	Total
Balance at December 31, 2019	$1,558.0	$263.7	$1,821.7
Impairment	(25.5)	—	(25.5)
Other	2.0	—	2.0
Balance at September 30, 2020	$1,534.5	$263.7	$1,798.2

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
September 30, 2020 (Unaudited)

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
Note 8—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	September 30, 2020	December 31, 2019
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$940.5	$947.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	16.9	19.3
Total debt				1,907.4	1,916.9
Unamortized debt issuance costs/discounts				(26.2)	(26.8)
Current portion of long-term debt				(26.4)	(28.8)
Long-term debt				$1,854.8	$1,861.3
*The interest rates presented in the table above represent the rates in place at September 30, 2020.
Credit Facilities
On September 2, 2020, we entered into the Fifth Amendment Agreement (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment (1) eliminates the financial covenant “holiday” provided by the Fourth Amendment Agreement, dated as of May 29, 2020 (the “Fourth Amendment”); (2) eliminates the changes to the calculation of Consolidated EBITDA for the purposes of the financial covenant compliance for the fiscal quarters ending September 30, 2021 and December 31, 2021, as provided by the Fourth Amendment; (3) removes the monthly minimum liquidity covenant provided by the Fourth Amendment; and (4) eliminates the limitations imposed by the Fourth Amendment on the Company’s ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness.
On May 29, 2020, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment (1) provided a financial covenant “holiday” through and including June 30, 2021; (2) for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, permits the Consolidated EBITDA for the applicable test period to be calculated on an annualized basis, excluding results prior to April 1, 2021; (3) established a monthly minimum liquidity covenant of $225.0 million through and including September 30, 2021; and (4) effectively placed certain limitations on the ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness until October 1, 2021.
On September 19, 2019, we entered into the Third Amendment Agreement (the "Third Amendment") to the Credit Agreement. The Third Amendment provided for, among other things, (1) the refinancing of the existing Term Loan B-4 and Term Loan B-5 with the new seven-year, $950 million Term Loan B-6, (2) repayment of the 2017 Revolving Credit Facility and (3) the $325 million, five-year Revolving Credit Facility.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.44% at September 30, 2020.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including, but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, provided there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at September 30, 2020.
There were no borrowings on the Revolving Credit Facility at September 30, 2020 and December 31, 2019. In addition, we had related outstanding letters of credit in the aggregate amount of $25.4 million and $27.4 million at September 30, 2020 and December 31, 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
European Lines of Credit

COTW has lines of credit aggregating $35.2 million (€30 million). The lines of credit had an aggregate $16.9 million of borrowings outstanding at September 30, 2020. The lines of credit are secured by certain inventory and receivables at COTW subsidiaries.

Fair Value of Debt
As of September 30, 2020, the estimated fair value of our long-term debt amounted to $1,869.8 million. The estimates of fair value were based on broker-dealer quotes for our debt as of September 30, 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 9—Derivatives
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
We have designated the interest rate swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps (unrealized gains/losses) are recorded as a component of "Accumulated other comprehensive income." For the three months ended September 30, 2020, the Company recorded an unrealized gain on the interest rate swaps of $1.0 million, net of tax of $0.3 million, and, for the nine months ended September 30, 2020, the Company recorded an unrealized loss on the interest rate swaps of $21.6 million, net of tax of $7.0 million. The Company does not expect any gains/losses currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. No amount of ineffectiveness was included in net income (loss) for the nine months ended September 30, 2020.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)

	Liability Derivatives
	September 30, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$28.6	N/A	N/A
We did not designate any of the 2017 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps were recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives Designated as Hedging Instruments
2020 Interest rate swaps	Interest expense	$—	N/A	$—	N/A
Derivatives Not Designated as Hedging Instruments
2017 Interest rate caps	Interest expense	N/A	$—	N/A	$(0.9)
Note 10—Convertible Preferred Stock
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

The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. As of September 30, 2020, the holders of the Series A Preferred Stock had received dividends in kind with a value in the aggregate of approximately $11.8 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

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
September 30, 2020 (Unaudited)
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
Note 11—Commitments and Contingencies
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Foreign currency translation loss	$(38.3)	$(31.0)
Unrealized loss on interest rate derivatives, net of tax	(21.6)	—
Accumulated other comprehensive loss	$(59.9)	$(31.0)

Note 13—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into two operating segments: ADESA Auctions and AFC, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Results of the former IAA segment and spin-related costs are reported as discontinued operations (see Note 3).
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
Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2020 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$526.7	$66.9	$—	$593.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	309.4	20.3	—	329.7
Selling, general and administrative	97.7	5.9	27.4	131.0
Depreciation and amortization	38.2	2.5	5.8	46.5
Total operating expenses	445.3	28.7	33.2	507.2
Operating profit (loss)	81.4	38.2	(33.2)	86.4
Interest expense	0.8	7.5	21.2	29.5
Other (income) expense, net	(1.7)	—	0.6	(1.1)
Intercompany expense (income)	(13.9)	—	13.9	—
Income (loss) from continuing operations before income taxes	96.2	30.7	(68.9)	58.0
Income taxes	26.0	4.3	(19.4)	10.9
Net income (loss) from continuing operations	$70.2	$26.4	$(49.5)	$47.1
Total assets	$3,559.7	$2,166.6	$1,183.6	$6,909.9

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2019 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$613.6	$88.3	$—	$701.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	386.2	24.7	—	410.9
Selling, general and administrative	121.7	5.9	31.3	158.9
Depreciation and amortization	37.2	2.6	6.6	46.4
Total operating expenses	545.1	33.2	37.9	616.2
Operating profit (loss)	68.5	55.1	(37.9)	85.7
Interest expense	1.1	15.7	21.1	37.9
Other (income) expense, net	(1.3)	(0.1)	(0.6)	(2.0)
Loss on extinguishment of debt	—	—	2.2	2.2
Intercompany expense (income)	6.0	(1.3)	(4.7)	—
Income (loss) from continuing operations before income taxes	62.7	40.8	(55.9)	47.6
Income taxes	16.3	10.1	(13.2)	13.2
Net income (loss) from continuing operations	$46.4	$30.7	$(42.7)	$34.4
Total assets	$3,713.9	$2,505.5	$360.3	$6,579.7
Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2020 (in millions):

	ADESA Auctions	AFC	Holding Company	Consolidated
Operating revenues	$1,455.9	$202.2	$—	$1,658.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	897.3	62.1	—	959.4
Selling, general and administrative	300.0	18.0	87.7	405.7
Depreciation and amortization	115.5	7.8	17.4	140.7
Goodwill and other intangibles impairment	29.8	—	—	29.8
Total operating expenses	1,342.6	87.9	105.1	1,535.6
Operating profit (loss)	113.3	114.3	(105.1)	122.5
Interest expense	2.3	30.3	65.8	98.4
Other (income) expense, net	(3.0)	(0.1)	1.3	(1.8)
Intercompany expense (income)	(13.2)	(0.9)	14.1	—
Income (loss) from continuing operations before income taxes	127.2	85.0	(186.3)	25.9
Income taxes	37.3	18.0	(47.0)	8.3
Net income (loss) from continuing operations	$89.9	$67.0	$(139.3)	$17.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2020 (Unaudited)
Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2019 (in millions):

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
Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 57% and 59% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2020, respectively, and approximately 60% and 64% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2019, respectively. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
U.S.	$456.1	$565.6	$1,321.5	$1,726.4
Foreign	137.5	136.3	336.6	384.2
	$593.6	$701.9	$1,658.1	$2,110.6
Note 14—Subsequent Event
In October 2020, a subsidiary of ADESA signed a definitive agreement to sell all of the issued and outstanding shares of capital stock of PWI Holdings, Inc., the Company's extended vehicle service contract business ("PWI"), to certain subsidiaries of Kingsway Financial Services Inc. for a purchase price of approximately $24.5 million (subject to customary adjustments). The closing of the transaction is subject to customary conditions, including legal and regulatory approvals, and is expected to be completed by year-end.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding the impact of COVID-19; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020. Some of these factors include:
•the evolving impact of the COVID-19 pandemic on our business and the economy generally;
•our ability to effectively maintain or update information and technology systems;
•our ability to implement and maintain measures to protect against cyber-attacks;
•significant current competition and the introduction of new competitors;
•competitive pricing pressures;
•our ability to successfully implement our business strategies or realize expected cost savings and revenue enhancements;
•our ability to meet or exceed customers' expectations, as well as develop and implement information systems responsive to customer needs;
•business development activities, including greenfields, acquisitions and integration of acquired businesses;
•costs associated with the acquisition of businesses or technologies;
•fluctuations in consumer demand for and in the supply of used, leased and salvage vehicles and the resulting impact on auction sales volumes, conversion rates and loan transaction volumes;
•any losses of key personnel;
•our ability to obtain land or renew/enter into new leases at commercially reasonable rates;
•decreases in the number of used vehicles sold at physical auctions;
•changes in the market value of vehicles auctioned;
•trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing;
•the ability of consumers to lease or finance the purchase of new and/or used vehicles;
•the ability to recover or collect from delinquent or bankrupt customers;
•economic conditions including fuel prices, commodity prices, foreign exchange rates and interest rate fluctuations;
•trends in the vehicle remarketing industry;
•trends in the number of commercial vehicles being brought to auction, in particular off-lease volumes;
•changes in the volume of vehicle production, including capacity reductions at the major original equipment manufacturers;
•laws, regulations and industry standards, including changes in regulations governing the sale of used vehicles and commercial lending activities;
•our ability to maintain our brand and protect our intellectual property;

•the costs of environmental compliance and/or the imposition of liabilities under environmental laws and regulations;
•weather, including increased expenses as a result of catastrophic events;
•general business conditions;
•our substantial amount of debt;
•restrictive covenants in our debt agreements;
•our assumption of the settlement risk for vehicles sold;
•litigation developments;
•our self-insurance for certain risks;
•interruptions to service from our workforce;
•any impairment to our goodwill or other intangible assets;
•changes in effective tax rates;
•the taxable nature of the spin-off of our former salvage auction business;
•changes to accounting standards; and
•other risks described from time to time in our filings with the SEC.
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
Impact of COVID-19

On March 11, 2020, the World Health Organization ("WHO") designated COVID-19 as a pandemic. Governments around the world have mandated, and continue to introduce, numerous and varying measures to slow the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter-in-place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-phase plans with the goal of re-opening their respective jurisdictions. Certain jurisdictions began easing restrictions only to return to tighter restrictions in the face of increases in new COVID-19 cases. The COVID-19 pandemic and the related preventative measures taken to help slow the spread have caused, and may continue to cause, significant volatility, uncertainty and economic disruption.

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

As a result, we proactively took a number of significant steps to help secure our business and preserve available cash during the second and third quarters of 2020, including but not limited to reducing our compensation expense (including a reduction of base salaries across many levels of the organization, including the elimination of base salaries for our CEO, CFO and President and 50% reduction of base salaries for our other executive officers during the second quarter, furloughs and a reduction in force, among others), prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our physical auction locations and suspending the Company's quarterly dividend.

In addition, in June 2020 we issued and sold an aggregate of 550,000 shares of newly issued perpetual convertible preferred stock of the Company for net proceeds of approximately $528.2 million, as described in Note 10, "Convertible Preferred Stock."
We have also taken advantage of legislation introduced to assist companies during this time. In the second and third quarters of 2020, we recorded a total of approximately $8.3 million of employee retention credits taken under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and approximately $14.3 million under the Canada Emergency Wage Subsidy. These credits partially offset salaries and medical costs recorded in the U.S. and Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
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
•The ADESA Auctions segment serves a domestic and international customer base through online auctions and it provides services from 74 facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at the physical auction. Vehicles sold on ADESA's digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes TradeRev, an online automotive remarketing platform where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.
•The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At September 30, 2020, AFC conducted business at 119 locations in the United States and Canada. The Company also sells vehicle service contracts through PWI.
•The holding company is maintained separately from the reportable segments and includes expenses associated with the corporate offices, such as salaries, benefits and travel costs for our management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense includes the interest expense incurred on finance leases and the corporate debt structure. Intercompany charges relate primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company.

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
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, lack of access to consumer financing and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing), as well as the ability to operate in locations experiencing pandemic shelter-in-place orders. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. As a result of reduced retail activity, wholesale used car pricing declined in April 2020, but rebounded thereafter. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
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
Sources of Revenues and Expenses
Our revenue is derived from auction fees and various on-premise and off-premise services, and from dealer financing fees, interest income and other service revenue at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees and services revenue	$440.5	$534.5
Purchased vehicle sales	86.2	79.1
Finance-related revenue	66.9	88.3
Total revenues	593.6	701.9
Cost of services*	329.7	410.9
Gross profit*	263.9	291.0
Selling, general and administrative	131.0	158.9
Depreciation and amortization	46.5	46.4
Operating profit	86.4	85.7
Interest expense	29.5	37.9
Other income, net	(1.1)	(2.0)
Loss on extinguishment of debt	—	2.2
Income from continuing operations before income taxes	58.0	47.6
Income taxes	10.9	13.2
Net income from continuing operations	47.1	34.4
Net income from discontinued operations	—	0.9
Net income	$47.1	$35.3
Net income from continuing operations per share
Basic	$0.23	$0.26
Diluted	$0.23	$0.26

* Exclusive of depreciation and amortization
Overview
For the three months ended September 30, 2020, we had revenue of $593.6 million compared with revenue of $701.9 million for the three months ended September 30, 2019, a decrease of 15%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million, or 0%, to $46.5 million for the three months ended September 30, 2020, compared with $46.4 million for the three months ended September 30, 2019.
Interest Expense
Interest expense decreased $8.4 million, or 22%, to $29.5 million for the three months ended September 30, 2020, compared with $37.9 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 1.3% offset by an increase of $326.9 million in the average outstanding balance of corporate debt for the three months ended September 30, 2020 compared with the three months ended September 30, 2019, resulting from a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019. In addition, there was a decrease in interest expense at AFC of $8.2 million, which resulted from a decrease in the average finance receivables balance and interest rates for the three months ended September 30, 2020, as compared with the three months ended September 30, 2019.
Loss on Extinguishment of Debt
In September 2019, we amended our Credit Agreement and recorded a $2.2 million pretax charge primarily resulting from the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5.

Income Taxes
We had an effective tax rate of 18.8% for the three months ended September 30, 2020, compared with an effective tax rate of 27.7% for the three months ended September 30, 2019. The 2020 rate was favorably impacted by the tax benefit from law changes, deductions related to stock-based compensation expenses and other discrete benefits.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the three months ended September 30, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $0.9 million, respectively.
Impact of Foreign Currency
For the three months ended September 30, 2020, fluctuations in the Canadian exchange rate decreased revenue by $0.7 million, operating profit by $0.3 million, net income by $0.2 million and had no impact on net income per diluted share. For the three months ended September 30, 2020, fluctuations in the European exchange rate increased revenue by $2.8 million, operating profit by $0.1 million, net income by $0.1 million and had no impact on net income per diluted share.
Impact of COVID-19 on Our Operations
The Company has been subject to numerous orders and directives that have impacted our ability to operate our business throughout North America and in Europe. As a result of restrictions on our operations, we have adjusted our business processes to meet the needs of our customers while complying with the various laws, regulations, mandates and directives in each individual market we operate. In many cases, we have had to limit the number of employees and customers within our physical locations at any given time and modify the delivery of services to our customers. However, we were able to make adjustments in our operations that have permitted us to improve performance.

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

In March 2020, the Company had over 15,000 active employees. In early April, the Company furloughed approximately 11,000 employees. Since early April, we have called back approximately 6,000 employees throughout the Company. We notified approximately 5,000 furloughed employees that changes in our business processes in the past few months have resulted in the elimination of their positions.

ADESA Results

	Three Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees and services revenue	$440.5	$534.5
Purchased vehicle sales	86.2	79.1
Total ADESA revenue	526.7	613.6
Cost of services*	309.4	386.2
Gross profit*	217.3	227.4
Selling, general and administrative	97.7	121.7
Depreciation and amortization	38.2	37.2
Operating profit	$81.4	$68.5
Vehicles sold	871,000	957,000
Institutional vehicles sold in North America	624,000	648,000
Dealer consignment vehicles sold in North America	217,000	274,000
Vehicles sold in Europe	30,000	35,000
Percentage of vehicles sold online	100%	59%
Conversion rate at North American physical auction locations	69.7%	62.8%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$905	$893
Online only revenue per vehicle sold, excluding purchased vehicles	$161	$151
Gross profit, excluding purchased vehicles	49.3%	42.5%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $86.9 million, or 14%, to $526.7 million for the three months ended September 30, 2020, compared with $613.6 million for the three months ended September 30, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold and a decrease in average revenue per vehicle sold due to the mix of vehicles sold. The decrease in revenue included the impact of a decrease in revenue of $0.7 million due to fluctuations in the Canadian exchange rate and an increase of $2.8 million due to fluctuations in the European exchange rate.
The decrease in vehicles sold was primarily attributable to a 4% decrease in institutional volume, including vehicles sold on our online only platform, as well as a 21% decrease in dealer consignment units sold for the three months ended September 30, 2020 compared with the three months ended September 30, 2019. Online sales volume for ADESA represented 100% of the total vehicles sold in the third quarter of 2020, compared with approximately 59% in the third quarter of 2019. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast and Simulcast+); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast, Simulcast+ or DealerBlock, accounted for approximately 55% of ADESA's North American online sales volume. ADESA sold approximately 437,000 (including approximately 57,000 from TradeRev) and 396,000 (including approximately 47,000 from TradeRev) vehicles through its North American online only offerings in the third quarter of 2020 and 2019, respectively. For the three months ended September 30, 2020, dealer consignment vehicles represented approximately 26% of used vehicles sold and institutional vehicles represented approximately 74% of used vehicles sold. For the three months ended September 30, 2019, dealer consignment vehicles represented approximately 30% of used vehicles sold and institutional vehicles represented approximately 70% of used vehicles sold. The volume of vehicles sold at physical auction locations in the third quarter of 2020 decreased approximately 23% compared with the third quarter of 2019. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 69.7% for the three months ended September 30, 2020, compared with 62.8% for the three months ended September 30, 2019.

For the three months ended September 30, 2020 we held all sales through digital marketplaces to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars did not run across the block and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Physical auction revenue per vehicle sold increased $12, or 1%, to $905 for the three months ended September 30, 2020, compared with $893 for the three months ended September 30, 2019. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles.
Online only auction revenue per vehicle sold increased $8 to $252 for the three months ended September 30, 2020, compared with $244 for the three months ended September 30, 2019. The increase in online only auction revenue per vehicle sold was attributable to increased revenue per vehicle for units sold on the TradeRev platform. In addition, the entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $161 and $151 for the three months ended September 30, 2020 and 2019, respectively.
Gross Profit
For the three months ended September 30, 2020, gross profit for ADESA decreased $10.1 million, or 4%, to $217.3 million, compared with $227.4 million for the three months ended September 30, 2019. Gross profit for ADESA was 41.3% of revenue for the three months ended September 30, 2020, compared with 37.1% of revenue for the three months ended September 30, 2019. Gross profit as a percentage of revenue increased for the three months ended September 30, 2020 as compared with the three months ended September 30, 2019 as we have taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19, and vehicles sold online require less direct labor. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicle sales. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicle sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 49.3% and 42.5% for the three months ended September 30, 2020 and 2019, respectively.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $24.0 million, or 20%, to $97.7 million for the three months ended September 30, 2020, compared with $121.7 million for the three months ended September 30, 2019, primarily due to decreases in compensation expense of $10.3 million, marketing costs of $3.9 million, travel expenses of $3.8 million, supplies expense of $2.0 million, telecom costs of $1.9 million, bad debt expense of $1.9 million, other employee related expenses of $1.4 million and the recording of the Canada Emergency Wage Subsidy and the Employee Retention Credit provided under the CARES Act of $2.3 million, partially offset by an increase in incentive-based compensation of $3.5 million.
AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$55.8	$85.5
Other revenue	2.1	2.7
Provision for credit losses	—	(8.9)
Warranty contract revenue	9.0	9.0
Total AFC revenue	66.9	88.3
Cost of services*	20.3	24.7
Gross profit*	46.6	63.6
Selling, general and administrative	5.9	5.9
Depreciation and amortization	2.5	2.6
Operating profit	$38.2	$55.1
Loan transactions	324,000	442,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$179	$180

* Exclusive of depreciation and amortization

Revenue
For the three months ended September 30, 2020, AFC revenue decreased $21.4 million, or 24%, to $66.9 million, compared with $88.3 million for the three months ended September 30, 2019. The decrease in revenue was primarily the result of a 1% decrease in revenue per loan transaction and a 27% decrease in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased 1%, primarily as a result of decreases in interest yield, partially offset by an increase in average portfolio duration and loan values and a decrease in provision for credit losses for the three months ended September 30, 2020. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses decreased to 0.0% of the average managed receivables for the three months ended September 30, 2020 from 1.7% for the three months ended September 30, 2019.
Gross Profit
For the three months ended September 30, 2020, gross profit for the AFC segment decreased $17.0 million to $46.6 million, or 69.7% of revenue, compared with $63.6 million, or 72.0% of revenue, for the three months ended September 30, 2019. The decrease in gross profit as a percent of revenue was primarily the result of a 24% decrease in revenue and an 18% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in compensation expense of $2.6 million, PWI expenses of $1.0 million, lot audits of $0.7 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC was $5.9 million for the three months ended September 30, 2020 and 2019.
Holding Company Results

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Selling, general and administrative	$27.4	$31.3
Depreciation and amortization	5.8	6.6
Operating loss	$(33.2)	$(37.9)
Selling, General and Administrative
For the three months ended September 30, 2020, selling, general and administrative expenses at the holding company decreased $3.9 million, or 12%, to $27.4 million, compared with $31.3 million for the three months ended September 30, 2019, primarily as a result of decreases in compensation expense of $3.5 million, professional fees of $1.2 million, stock-based compensation expense of $1.1 million, telecom costs of $0.8 million and travel expenses of $0.5 million, partially offset by increases in incentive-based compensation of $2.6 million and information technology costs of $0.6 million.

Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees and services revenue	$1,244.6	$1,629.5
Purchased vehicle sales	211.3	216.2
Finance-related revenue	202.2	264.9
Total revenues	1,658.1	2,110.6
Cost of services*	959.4	1,222.2
Gross profit*	698.7	888.4
Selling, general and administrative	405.7	497.3
Depreciation and amortization	140.7	138.6
Goodwill and other intangibles impairment	29.8	—
Operating profit	122.5	252.5
Interest expense	98.4	150.0
Other income, net	(1.8)	(5.2)
Loss on extinguishment of debt	—	2.2
Income from continuing operations before income taxes	25.9	105.5
Income taxes	8.3	28.4
Net income from continuing operations	17.6	77.1
Net income from discontinued operations	—	91.6
Net income	$17.6	$168.7
Net income from continuing operations per share
Basic	$0.04	$0.58
Diluted	$0.04	$0.58

* Exclusive of depreciation and amortization
Overview
For the nine months ended September 30, 2020, we had revenue of $1,658.1 million compared with revenue of $2,110.6 million for the nine months ended September 30, 2019, a decrease of 21%. Businesses acquired in 2019 accounted for an increase in revenue of $18.3 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.1 million, or 2%, to $140.7 million for the nine months ended September 30, 2020, compared with $138.6 million for the nine months ended September 30, 2019. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months and depreciation and amortization for the assets of businesses acquired in 2019.
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

Interest Expense
Interest expense decreased $51.6 million, or 34%, to $98.4 million for the nine months ended September 30, 2020, compared with $150.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 1.0% and a decrease of $478.0 million in the average outstanding balance of corporate debt for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019 and a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019. In addition, there was a decrease in interest expense at AFC of $18.7 million, which resulted from a decrease in the average finance receivables balance and interest rates for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019.
Loss on Extinguishment of Debt
In September 2019, we amended our Credit Agreement and recorded a $2.2 million pretax charge primarily resulting from the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5.
Income Taxes
We had an effective tax rate of 32.0% for the nine months ended September 30, 2020, compared with an effective tax rate of 26.9% for the nine months ended September 30, 2019. The 2020 rate was unfavorably impacted by the goodwill and other intangibles impairment charge for which no tax benefit has been recorded, as well as a greater proportion of higher taxed earnings. These were partially offset by the tax benefit from law changes, deductions related to stock-based compensation expenses and other discrete benefits.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the nine months ended September 30, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $91.6 million, respectively. For a further discussion, reference Note 3 of the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the nine months ended September 30, 2020, fluctuations in the Canadian exchange rate decreased revenue by $2.1 million, operating profit by $0.6 million, net income by $0.3 million and net income per diluted share by less than $0.01. For the nine months ended September 30, 2020, fluctuations in the European exchange rate increased revenue by $1.2 million and had no impact on operating profit, net income and net income per diluted share. In addition, for the nine months ended September 30, 2020, as a result of the goodwill and other intangibles impairment in the U.K., fluctuations in the British pound exchange rate decreased net income by $0.1 million.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees and services revenue	$1,244.6	$1,629.5
Purchased vehicle sales	211.3	216.2
Total ADESA revenue	1,455.9	1,845.7
Cost of services*	897.3	1,149.8
Gross profit*	558.6	695.9
Selling, general and administrative	300.0	370.2
Depreciation and amortization	115.5	110.2
Goodwill and other intangibles impairment	29.8	—
Operating profit	$113.3	$215.5
Vehicles sold	2,381,000	2,897,000
Institutional vehicles sold in North America	1,748,000	2,030,000
Dealer consignment vehicles sold in North America	560,000	784,000
Vehicles sold in Europe	73,000	83,000
Percentage of vehicles sold online	84%	58%
Conversion rate at North American physical auction locations	65.4%	64.2%
Physical auction revenue per vehicle sold, excluding purchased vehicles	$891	$883
Online only revenue per vehicle sold, excluding purchased vehicles	$159	$149
Gross profit, excluding purchased vehicles	44.9%	42.6%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $389.8 million, or 21%, to $1,455.9 million for the nine months ended September 30, 2020, compared with $1,845.7 million for the nine months ended September 30, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold and a decrease in average revenue per vehicle sold due to the mix of vehicles sold. Businesses acquired in 2019 accounted for an increase in revenue of $18.3 million, of which approximately $12.7 million was included in "Purchased vehicle sales." The decrease in revenue included the impact of an increase in revenue of $1.2 million due to fluctuations in the European exchange rate and a decrease of $2.0 million due to fluctuations in the Canadian exchange rate.
The decrease in vehicles sold was primarily attributable to a 14% decrease in institutional volume, including vehicles sold on our online only platform, as well as a 27% decrease in dealer consignment units sold for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. Online sales volume for ADESA represented approximately 84% of the total vehicles in the first nine months of 2020, compared with approximately 58% in the first nine months of 2019. "Online sales" includes the following: (i) selling vehicles directly from a dealership or other interim storage location; (ii) online solutions that offer vehicles for sale while in transit to auction locations; (iii) vehicles sold on the TradeRev platform; (iv) vehicle sales in Europe, including units sold by COTW; (v) simultaneously broadcasting video and audio during the physical auctions to online bidders (ADESA Simulcast and Simulcast+); and (vi) bulletin-board or real-time online auctions (DealerBlock®). Online only sales, which do not include vehicles sold on ADESA Simulcast, Simulcast+ or DealerBlock, accounted for approximately 59% of ADESA's North American online sales volume. ADESA sold approximately 1,125,000 (including approximately 125,000 from TradeRev) and 1,179,000 (including approximately 119,000 from TradeRev) vehicles through its North American online only offerings in the first nine months of 2020 and 2019, respectively. For the nine months ended September 30, 2020, dealer consignment vehicles represented approximately 25% of used vehicles sold and institutional vehicles represented approximately 75% of used vehicles sold. For the nine months ended September 30, 2019, dealer consignment vehicles represented approximately 28% of used vehicles sold and institutional vehicles represented approximately 72% of used vehicles sold. The volume of vehicles sold at physical auction locations in the first nine months of 2020 decreased approximately 28% compared with the first nine months of 2019. The used vehicle conversion percentage at North American physical auction locations, calculated as the number of vehicles sold as a percentage of the number of vehicles entered for sale at our ADESA auctions, increased to 65.4% for the nine months ended September 30, 2020, compared with 64.2% for the nine months ended September 30, 2019.
Volumes sold for the nine months ended September 30, 2020 were materially impacted by the COVID-19 related restrictions placed on businesses throughout the world. Beginning the week of March 16, we experienced a significant decline in volumes, as customers began to cease operations in response to local, state and provincial directives. Throughout the second and third quarter, we held all sales through digital marketplaces to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars did not run across the block and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Physical auction revenue per vehicle sold increased $8, or 1%, to $891 for the nine months ended September 30, 2020, compared with $883 for the nine months ended September 30, 2019. Physical auction revenue per vehicle sold includes revenue from seller and buyer auction fees and ancillary and other related services, which includes non-auction services and excludes the sale of purchased vehicles.
Online only auction revenue per vehicle sold increased $15 to $243 for the nine months ended September 30, 2020, compared with $228 for the nine months ended September 30, 2019. The increase in online only auction revenue per vehicle sold was attributable increased revenue per vehicle for units sold on the TradeRev platform. In addition, the entire selling price of the purchased vehicles sold at auction is recorded as revenue ("Purchased vehicle sales"). Excluding purchased vehicle sales, online only revenue per vehicle would have been $159 and $149 for the nine months ended September 30, 2020 and 2019, respectively.
Gross Profit
For the nine months ended September 30, 2020, gross profit for ADESA decreased $137.3 million, or 20%, to $558.6 million, compared with $695.9 million for the nine months ended September 30, 2019. Gross profit for ADESA was 38.4% of revenue for the nine months ended September 30, 2020, compared with 37.7% of revenue for the nine months ended September 30, 2019. Gross profit as a percentage of revenue increased for the nine months ended September 30, 2020 as compared with the nine months ended September 30, 2019 as we have taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19, and vehicles sold online require less labor. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicles. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 44.9% and 42.6% for the nine months ended September 30, 2020 and 2019, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in 2019 accounted for an increase in cost of services of $15.6 million for the nine months ended September 30, 2020.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $70.2 million, or 19%, to $300.0 million for the nine months ended September 30, 2020, compared with $370.2 million for the nine months ended September 30, 2019, primarily due to decreases in compensation expense of $25.9 million, marketing costs of $12.3 million, travel expenses of $8.5 million, incentive-based compensation of $8.3 million, supplies expense of $4.4 million, telecom expenses of $2.9 million, professional fees of $2.8 million, other employee related expenses of $2.8 million and the recording of the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy of $9.2 million, partially offset by increases in bad debt expense of $2.2 million, information technology costs of $2.0 million, costs associated with acquisitions of $1.9 million and other miscellaneous expenses aggregating $0.8 million.
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

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$204.7	$256.1
Other revenue	6.8	8.1
Provision for credit losses	(35.9)	(25.5)
Warranty contract revenue	26.6	26.2
Total AFC revenue	202.2	264.9
Cost of services*	62.1	72.4
Gross profit*	140.1	192.5
Selling, general and administrative	18.0	19.5
Depreciation and amortization	7.8	7.6
Operating profit	$114.3	$165.4
Loan transactions	1,192,000	1,340,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$147	$178

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2020, AFC revenue decreased $62.7 million, or 24%, to $202.2 million, compared with $264.9 million for the nine months ended September 30, 2019. The decrease in revenue was primarily the result of a 17% decrease in revenue per loan transaction and an 11% decrease in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $31, or 17%, primarily as a result of an increase in provision for credit losses for the nine months ended September 30, 2020, as well as decreases in interest yield. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 2.6% of the average managed receivables for the nine months ended September 30, 2020 from 1.7% for the nine months ended September 30, 2019.
Gross Profit
For the nine months ended September 30, 2020, gross profit for the AFC segment decreased $52.4 million to $140.1 million, or 69.3% of revenue, compared with $192.5 million, or 72.7% of revenue, for the nine months ended September 30, 2019. The decrease in gross profit as a percent of revenue was primarily the result of a 24% decrease in revenue and a 14% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in compensation expense of $5.1 million, PWI expenses of $2.6 million, lot audits of $1.0 million, travel expenses of $0.8 million, incentive-based compensation of $0.5 million and other miscellaneous expenses aggregating $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.5 million, or 8%, to $18.0 million for the nine months ended September 30, 2020, compared with $19.5 million for the nine months ended September 30, 2019, primarily as a result of decreases in incentive-based compensation of $0.5 million, travel expenses of $0.5 million and other miscellaneous expenses aggregating $0.5 million.

Holding Company Results

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Selling, general and administrative	$87.7	$107.6
Depreciation and amortization	17.4	20.8
Operating loss	$(105.1)	$(128.4)
Selling, General and Administrative
For the nine months ended September 30, 2020, selling, general and administrative expenses at the holding company decreased $19.9 million, or 18%, to $87.7 million, compared with $107.6 million for the nine months ended September 30, 2019, primarily as a result of decreases in compensation expense of $8.3 million, professional fees of $6.5 million, stock-based compensation expense of $2.8 million, incentive-based compensation of $1.5 million, travel expenses of $1.5 million and other miscellaneous expenses of $2.3 million, partially offset by increases in information technology costs of $3.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents*	$1,276.7	$507.6	$508.6
Restricted cash	54.7	53.3	23.3
Working capital	1,320.1	726.8	741.5
Amounts available under the Revolving Credit Facility**	325.0	325.0	325.0
Cash flow from operations for the nine months ended	431.9		291.1
*    Cash and cash equivalents at September 30, 2020 included approximately $528.2 million in net proceeds from the June 2020 issuance of perpetual convertible preferred stock of the Company.
**    There were related outstanding letters of credit totaling approximately $25.4 million, $27.4 million and $27.7 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, which reduced the amount available for borrowings under the revolving credit facility.
We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions. The COVID-19 pandemic is having a significant impact on our business. As a result, we have implemented several measures that we believe will enhance liquidity for the foreseeable future. Some of these measures included reducing our compensation expense (including a reduction of base salaries across many levels of the organization, including the elimination of base salaries for our CEO, CFO and President and 50% reduction of base salaries for our other executive officers during the second quarter, furloughs and a reduction in force, among others), prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our physical auction locations and suspending the Company's quarterly dividend.
In addition, in June 2020 we issued and sold an aggregate of 550,000 shares of newly issued perpetual convertible preferred stock of the Company for net proceeds of approximately $528.2 million, as described in Note 10, "Convertible Preferred Stock."
We have also taken advantage of legislation introduced to assist companies during this time. In the second and third quarters of 2020, we recorded a total of approximately $8.3 million of employee retention credits taken under the CARES Act and approximately $14.3 million under the Canada Emergency Wage Subsidy. These credits partially offset salaries and medical costs recorded in the U.S. and Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued disruption could materially affect our liquidity.

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
Approximately $173.1 million of available cash was held by our foreign subsidiaries at September 30, 2020. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
Credit Facilities
On September 2, 2020, we entered into the Fifth Amendment Agreement (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment (1) eliminates the financial covenant “holiday” provided by the Fourth Amendment Agreement, dated as of May 29, 2020 (the “Fourth Amendment”); (2) eliminates the changes to the calculation of Consolidated EBITDA for the purposes of the financial covenant compliance for the fiscal quarters ending September 30, 2021 and December 31, 2021, as provided by the Fourth Amendment; (3) removes the monthly minimum liquidity covenant provided by the Fourth Amendment; and (4) eliminates the limitations imposed by the Fourth Amendment on the Company’s ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness.
On May 29, 2020, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment (1) provided a financial covenant “holiday” through and including June 30, 2021; (2) for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, permits the Consolidated EBITDA for the applicable test period to be calculated on an annualized basis, excluding results prior to April 1, 2021; (3) established a monthly minimum liquidity covenant of $225.0 million through and including September 30, 2021; and (4) effectively placed certain limitations on the ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness until October 1, 2021.
On September 19, 2019, we entered into the Third Amendment Agreement (the "Third Amendment") to the Credit Agreement. The Third Amendment provided for, among other things, (1) the refinancing of the existing Term Loan B-4 and Term Loan B-5 with the new Term Loan B-6, (2) repayment of the 2017 Revolving Credit Facility and (3) the $325 million Revolving Credit Facility.
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
As set forth in the Credit Agreement, the Tranche B-6 Term Loans bear interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.44% at September 30, 2020.

On September 30, 2020, $940.5 million was outstanding on Term Loan B-6 and there were no borrowings on the Revolving Credit Facility. In addition, we had related outstanding letters of credit in the aggregate amount of $25.4 million and $27.4 million at September 30, 2020 and December 31, 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations also have lines of credit aggregating $35.2 million (€30 million) of which $16.9 million was drawn at September 30, 2020.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow our lenders to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring that a Consolidated Senior Secured Net Leverage Ratio be satisfied as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as total consolidated debt (net of unrestricted cash) divided by the last four quarters consolidated Adjusted EBITDA. Total consolidated debt includes term loan borrowings, revolving loans and finance lease liabilities less available cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. For the quarter ended September 30, 2020, the Consolidated Senior Secured Net Leverage Ratio could not exceed 3.5. Our consolidated Senior Secured Net Leverage Ratio, including finance lease obligations of $17.0 million, was negative 0.6 at September 30, 2020.

In addition, the Credit Agreement and the indenture governing our senior notes (see Note 8, “Long-Term Debt” for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes on September 30, 2020.
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

Securitization Facilities
AFC sells U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at September 30, 2020.
In September 2020, AFC and AFC Funding Corporation entered into the Ninth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement decreased AFC Funding's U.S. committed liquidity from $1.70 billion to $1.60 billion and extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $12.3 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at September 30, 2020. In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,744.8 million and $2,115.2 million at September 30, 2020 and December 31, 2019, respectively. AFC's allowance for losses was $22.0 million and $15.0 million at September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, $1,688.0 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,101.0 million and $1,461.2 million of obligations collateralized by finance receivables at September 30, 2020 and December 31, 2019, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $23.2 million and $13.2 million at September 30, 2020 and December 31, 2019, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2020, we were in compliance with the covenants in the securitization agreements.
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

In September 2020, AFC amended its U.S. and Canadian securitization agreements to remove provisions made in previous amendments to provide relief for the economic impact of the COVID-19 pandemic and to permit the Customer Relief Program.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended September 30, 2020
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$70.2	$26.4	$(49.5)	$47.1
Add back:
Income taxes	26.0	4.3	(19.4)	10.9
Interest expense, net of interest income	0.7	7.5	21.0	29.2
Depreciation and amortization	38.2	2.5	5.8	46.5
Intercompany interest	(15.3)	—	15.3	—
EBITDA	119.8	40.7	(26.8)	133.7
Intercompany charges	1.4	—	(1.4)	—
Non-cash stock-based compensation	2.0	0.4	1.5	3.9
Acquisition related costs	2.4	—	—	2.4
Securitization interest	—	(3.7)	—	(3.7)
Loss on asset sales	0.1	—	—	0.1
Severance	2.4	—	(0.1)	2.3
Foreign currency (gains)/losses	(0.8)	—	0.9	0.1
Other	0.1	(0.1)	0.4	0.4
Total addbacks	7.6	(3.4)	1.3	5.5
Adjusted EBITDA	$127.4	$37.3	$(25.5)	$139.2

	Three Months Ended September 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$46.4	$30.7	$(42.7)	$34.4
Add back:
Income taxes	16.3	10.1	(13.2)	13.2
Interest expense, net of interest income	0.8	15.6	20.8	37.2
Depreciation and amortization	37.2	2.6	6.6	46.4
Intercompany interest	2.4	(1.3)	(1.1)	—
EBITDA	103.1	57.7	(29.6)	131.2
Intercompany charges	3.6	—	(3.6)	—
Non-cash stock-based compensation	1.6	0.3	2.6	4.5
Loss on extinguishment of debt	—	—	2.2	2.2
Acquisition related costs	2.0	—	0.7	2.7
Securitization interest	—	(13.3)	—	(13.3)
Loss on asset sales	0.8	—	—	0.8
Severance	0.6	0.1	0.2	0.9
Foreign currency (gains)/losses	—	—	(0.4)	(0.4)
Other	0.5	(0.1)	0.2	0.6
Total addbacks	9.1	(13.0)	1.9	(2.0)
Adjusted EBITDA	$112.2	$44.7	$(27.7)	$129.2

	Nine Months Ended September 30, 2020
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$89.9	$67.0	$(139.3)	$17.6
Add back:
Income taxes	37.3	18.0	(47.0)	8.3
Interest expense, net of interest income	1.9	30.2	64.9	97.0
Depreciation and amortization	115.5	7.8	17.4	140.7
Intercompany interest	(17.8)	(0.9)	18.7	—
EBITDA	226.8	122.1	(85.3)	263.6
Intercompany charges	4.6	—	(4.6)	—
Non-cash stock-based compensation	5.3	1.2	5.6	12.1
Acquisition related costs	4.5	—	0.2	4.7
Securitization interest	—	(21.1)	—	(21.1)
Loss on asset sales	1.1	—	—	1.1
Severance	9.3	0.4	0.9	10.6
Foreign currency (gains)/losses	0.9	—	2.3	3.2
Goodwill and other intangibles impairment	29.8	—	—	29.8
Other	2.6	(0.1)	1.3	3.8
Total addbacks	58.1	(19.6)	5.7	44.2
Adjusted EBITDA	$284.9	$102.5	$(79.6)	$307.8

	Nine Months Ended September 30, 2019
(Dollars in millions)	ADESA	AFC	Corporate	Consolidated
Net income (loss) from continuing operations	$139.3	$88.6	$(150.8)	$77.1
Add back:
Income taxes	54.0	32.2	(57.8)	28.4
Interest expense, net of interest income	1.8	48.6	97.7	148.1
Depreciation and amortization	110.2	7.6	20.8	138.6
Intercompany interest	13.5	(4.1)	(9.4)	—
EBITDA	318.8	172.9	(99.5)	392.2
Intercompany charges	10.4	—	(10.4)	—
Non-cash stock-based compensation	5.6	1.2	8.3	15.1
Loss on extinguishment of debt	—	—	2.2	2.2
Acquisition related costs	4.8	—	5.5	10.3
Securitization interest	—	(41.9)	—	(41.9)
Loss on asset sales	1.7	—	—	1.7
Severance	4.2	0.1	1.4	5.7
Foreign currency (gains)/losses	(1.1)	—	0.1	(1.0)
IAA allocated costs	—	—	2.3	2.3
Other	1.2	—	0.2	1.4
Total addbacks	26.8	(40.6)	9.6	(4.2)
Adjusted EBITDA	$345.6	$132.3	$(89.9)	$388.0

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	September 30, 2020
Net income (loss)	$19.8	$2.8	$(32.3)	$47.1	$37.4
Less: Income from discontinued operations	4.5	—	—	—	4.5
Income (loss) from continuing operations	15.3	2.8	(32.3)	47.1	32.9
Add back:
Income taxes	9.3	2.0	(4.6)	10.9	17.6
Interest expense, net of interest income	38.3	37.2	30.6	29.2	135.3
Depreciation and amortization	50.1	47.7	46.5	46.5	190.8
EBITDA	113.0	89.7	40.2	133.7	376.6
Non-cash stock-based compensation	5.2	5.3	2.9	3.9	17.3
Acquisition related costs	1.9	1.4	0.9	2.4	6.6
Securitization interest	(13.0)	(11.4)	(6.0)	(3.7)	(34.1)
Loss on asset sales	0.4	0.5	0.5	0.1	1.5
Severance	9.6	1.8	6.5	2.3	20.2
Foreign currency (gains)/losses	0.3	0.4	2.7	0.1	3.5
Goodwill and other intangibles impairment	—	—	29.8	—	29.8
Other	4.6	0.9	2.5	0.4	8.4
Total addbacks	9.0	(1.1)	39.8	5.5	53.2
Adjusted EBITDA	$122.0	$88.6	$80.0	$139.2	$429.8

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Net cash provided by (used by):
Operating activities - continuing operations	$431.9	$291.1
Operating activities - discontinued operations	—	156.7
Investing activities - continuing operations	263.6	(367.3)
Investing activities - discontinued operations	—	(37.4)
Financing activities - continuing operations	88.9	(1,140.5)
Financing activities - discontinued operations	—	1,317.6
Effect of exchange rate on cash	(13.9)	7.0
Net increase in cash, cash equivalents and restricted cash	$770.5	$227.2
Cash flow provided by operating activities (continuing operations) was $431.9 million for the nine months ended September 30, 2020, compared with $291.1 million for the nine months ended September 30, 2019. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net increase in non-cash item adjustments, partially offset by decreased profitability attributable to reduced operations beginning March 20, 2020, resulting from COVID-19 restrictions on our business.
Net cash provided by investing activities (continuing operations) was $263.6 million for the nine months ended September 30, 2020, compared with net cash used by investing activities of $367.3 million for the nine months ended September 30, 2019. The increase in net cash from investing activities was primarily attributable to:
•a net decrease in finance receivables held for investment of approximately $456.1 million;
•a decrease in cash used for acquisitions of approximately $120.7 million; and
•a reduction in capital expenditures of approximately $53.3 million.
Net cash provided by financing activities (continuing operations) was $88.9 million for the nine months ended September 30, 2020, compared with net cash used by financing activities (continuing operations) of $1,140.5 million for the nine months ended September 30, 2019. The increase in net cash from financing activities was primarily attributable to:
•a decrease in net payments on long-term debt of $791.9 million. In the second quarter of 2019, the Company used net cash provided by financing activities from discontinued operations (cash received from IAA in the separation) to prepay its term loan debt. In addition, in the third quarter of 2019, the Company refinanced the outstanding Term Loan B-4 and Term Loan B-5 and repaid the remaining amount on the 2017 Revolving Credit Facility with the new Term Loan B-6.
•net proceeds of approximately $528.2 million received from the issuance of the Series A Preferred Stock in the second quarter of 2020;
•a decrease in the repurchase of common stock of $119.7 million;
•a decrease in dividends paid to stockholders of approximately $90.8 million;
•a decrease in cash transferred to IAA of $50.9 million; and
•a net increase in book overdrafts of approximately $11.1 million;
partially offset by:
•a net decrease in the obligations collateralized by finance receivables of approximately $320.1 million;
•an increase in cash used for payments of contingent consideration of approximately $21.8 million; and
•a net decrease in borrowings on lines of credit of approximately $19.9 million.

Capital Expenditures
Capital expenditures for the nine months ended September 30, 2020 and 2019 approximated $74.3 million and $127.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. As of September 30, 2020, the holders of the Series A Preferred Stock had received dividends in kind with a value in the aggregate of approximately $11.8 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
The following common stock dividend information has been released for 2020:
•On February 18, 2020, the Company announced a cash dividend of $0.19 per share that was paid on April 3, 2020, to stockholders of record at the close of business on March 20, 2020.
•On November 5, 2019, the Company announced a cash dividend of $0.19 per share that was paid on January 3, 2020, to stockholders of record at the close of business on December 20, 2019.
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
Pending Acquisition and Recent Development

In September 2020, ADESA entered into an agreement and plan of merger to acquire BacklotCars, Inc. ("BacklotCars") for $425 million in cash. BacklotCars is an app and web-based dealer-to-dealer wholesale platform featuring a 24/7 “bid-ask” marketplace offering vehicles with comprehensive inspections performed by automobile mechanics. The acquisition is expected to further diversify the Company's broad portfolio of digital capabilities and accelerate the Company’s strategy to be a leading digital dealer-to-dealer marketplace provider. The merger is expected to be completed in the fourth quarter of 2020, subject to the satisfaction of customary closing conditions. On November 4, 2020, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the merger.

In October 2020, a subsidiary of ADESA signed a definitive agreement to sell all of the issued and outstanding shares of capital stock of PWI Holdings, Inc., the Company's extended vehicle service contract business ("PWI"), to certain subsidiaries of Kingsway Financial Services Inc. for a purchase price of approximately $24.5 million (subject to customary adjustments). The closing of the transaction is subject to customary conditions, including legal and regulatory approvals, and is expected to be completed by year-end.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there have been no material changes to the contractual obligations of the Company, with the exception of the following:
•In June 2020, we completed the issuance and sale of 550,000 shares of the Company’s Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company.
•In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
See Note 8, Note 9 and Note 10 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2019, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC").
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Exchange Act.
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Canadian currency translation negatively affected net income (loss) by approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. A 1% decrease in the average Canadian exchange rate for the three and nine months ended September 30, 2020 would have impacted net income (loss) by approximately $0.3 million and $0.4 million, respectively. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate swap agreements to manage our exposure to interest rate changes. We have designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. There was no significant ineffectiveness in the nine months ended September 30, 2020.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2020 would have resulted in an increase in interest expense of approximately $1.1 million and $3.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the factors discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The impact of COVID-19 implicates and exacerbates other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. Due to the unprecedented nature of the pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
The information required by Item 701 of Regulation S-K was previously disclosed in the Company’s Current Reports on Form 8-K, filed with the SEC on June 10, 2020 and June 30, 2020.
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
July 1 - July 31	—	$—	—	$300.0
August 1 - August 31	—	—	—	300.0
September 1 - September 30	—	—	—	300.0
Total	—	$—	—

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1f		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) Stock Incentive Plan	S-8	333-164032	10.1	12/24/2009

10.3	*	Form of Nonqualified Stock Option Agreement of KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) pursuant to the Stock Incentive Plan	S-4	333-148847	10.15	1/25/2008

10.4	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.5a	*	Amended and Restated Employment Agreement, dated March 24, 2014, between KAR Auction Services, Inc. and Don Gottwald	8-K	001-34568	10.1	3/20/2014

10.5b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5b	2/21/2018

10.5c	*	Amendment No. 2 to Employment Agreement, dated February 20, 2019, between KAR Auction Services, Inc. and Don Gottwald	10-K	001-34568	10.5c	2/21/2019

10.6	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.7	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.8a	*	Employment Agreement, dated December 17, 2013, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.13	2/19/2014

10.8b	*	Amendment to Employment Agreement, dated February 19, 2018, between KAR Auction Services, Inc. and Rebecca Polak	10-K	001-34568	10.8b	2/21/2018

10.8c	*	Consulting Agreement, dated September 12, 2019, between KAR Auction Services, Inc. and Rebecca C. Polak	10-Q	001-34568	10.8c	11/6/2019

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2017	10-K	001-34568	10.13	2/24/2017

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2018	10-K	001-34568	10.12	2/21/2018

10.12	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2019	10-K	001-34568	10.13	2/21/2019

10.13	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020	10-K	001-34568	10.13	2/19/2020

10.14a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.14b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.14c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.14d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.14e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.14f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.15	^
Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal
							X

10.16	^	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada					X

10.17a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.20a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.20b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.21a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.21b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.22a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.22b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.23a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.23b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.24a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.24b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.25		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.26a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.26b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.27	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.28a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.29	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.30	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.31	*	Form of 2016 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.30	2/18/2016

10.32	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.33	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.34	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.35	*	Form 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.36	*	Form of 2016 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.34	2/18/2016

10.37	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.38		Form of 2020 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.39		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.40		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.41		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.42		Investment Agreement, dated May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.43		Investment Agreement, dated May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.44		Registration Rights Agreement, dated June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.45		Registration Rights Agreement, dated June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (iii) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	November 4, 2020	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)