Form 10-K
period 2020-12-31
KAR Auction Services, Inc.
filed 2021-02-18
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $1,764,687,348 at June 30, 2020.
As of February 12, 2021, 129,702,004 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev"), BacklotCars, Inc. ("BacklotCars"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW"));
•"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc. PWI was sold on December 1, 2020;
•"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014 (as amended, amended and restated, modified or supplemented from time to time), among KAR Auction Services, Inc., as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank N.A., as administrative agent;
•"Credit Facility" refers to the $950 million, senior secured term loan B-6 facility due September 19, 2026 ("Term Loan B-6") and the $325 million, senior secured revolving credit facility due September 19, 2024 (the "Revolving Credit Facility"), the terms of which are set forth in the Credit Agreement;
•"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities, including HBC Vehicle Services Limited ("HBC"). See Note 4 of the Notes to Consolidated Financial Statements;
•"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries;
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2020);
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (571,606 shares of Series A Preferred Stock were outstanding at December 31, 2020);
•"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;
•"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement; and
•"2017 Revolving Credit Facility" refers to the $350 million senior secured revolving credit facility existing under the Credit Agreement prior to September 19, 2019.

PART I
Item 1.    Business
Overview
We are a leading provider of used vehicle auctions and related vehicle remarketing services in North America and Europe. We leverage technology to facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles through our multiple proprietary Internet venues and 74 North American facilities at December 31, 2020. In 2020, we facilitated the sale of approximately 3.1 million used vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling, collateral recovery services and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
Our end-to-end platform serves the remarketing needs of OEMs, dealers, fleet operators, rental companies and financial institutions. We are an auction company that provides advanced and integrated mobile, digital and on-premise marketplaces. We are a technology company that delivers next generation tools to accelerate and simplify remarketing. We are also an analytics company that leverages data to inform and empower our customers with clear, actionable insights.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by used vehicle dealers, vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies to franchised and independent used vehicle dealers. Through ADESA.com, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies, financial institutions and wholesale automobile auctions. The Company operates TradeRev and BacklotCars digital auction platforms to serve wholesale transactions between automotive dealers. An important component of ADESA's services to its buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC, which has 115 locations throughout North America.
At December 31, 2020, the Company provided Simulcast and Simulcast+ digital auction platforms through a North American network of 74 whole car auction locations. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used vehicles.
Our Corporate History
KAR Auction Services, Inc., doing business as KAR Global, was incorporated in 2006 and commenced operations in 2007. ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995 when ALLETE, Inc. purchased a majority of its outstanding equity interests. In 2004, ALLETE, Inc. sold 20% of ADESA to the public and then spun off their remaining 80% interest to shareholders. ADESA was acquired by the Company in 2007. At that time the Company also acquired Insurance Auto Auctions, Inc. ("IAA"), a North American salvage auction business. In a series of transactions between 2012 and 2013, our former owners (private equity investors) sold all of their common stock in secondary offerings. In 2019, IAA was separated from KAR Auction Services through a tax-free spin-off and now operates as a separate entity (NYSE: IAA).

Our Industry
Auctions are the hub of the remarketing system for used vehicles, bringing professional sellers and buyers together and creating a marketplace for the sale of these vehicles. Whole car auction vehicles include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other fleet vehicles that have reached a predetermined age or mileage. The following are key industry highlights:
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including off-premise volumes and mobile application volumes, were approximately 12.0 million in 2019. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2020 have not yet been released, but we expect that volumes in 2020 were substantially lower than in 2019. The NAAA industry volumes collected by the annual survey do not include off-premise volumes or mobile application volumes (e.g., Openlane, TradeRev and BacklotCars), but we have included these volumes in our totals. The COVID-19 pandemic has had a material impact on the whole car auction industry and we are unable to estimate future volumes.
Whole Car Market
The North American used vehicle auction market is largely consolidated. Manheim, a subsidiary of Cox Enterprises, Inc. and ADESA are the two largest auction providers in the North American whole car auction market. The remaining providers in the market are substantially smaller in size.
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
Our Business Strategy
KAR’s strategy is to be the world’s leading digital marketplace for used vehicles. This progressive strategy reflects the shifting landscape of the remarketing industry and automotive sector, the evolving needs and expectations of our customers and the opportunities that emerged and accelerated through the 2020 global pandemic. The strategy builds on KAR’s integrated technology and data analytics capabilities while leveraging the Company’s broad geographic footprint and physical infrastructure.
We are committed to the digital transformation of wholesale remarketing. We believe digital platforms benefit sellers by attracting a larger buyer-base, providing greater flexibility around when and where to launch sales, and enabling more advanced and targeted marketing techniques. We believe buyers benefit from digital platforms through greater transparency, access to inventory beyond their local auction market and the ability to browse, bid and buy safely and conveniently from any location, on any device, at any time. For KAR, going digital enables a faster, more agile and efficient operating model, which should in turn deliver greater value to our stakeholders.
KAR has identified four strategic priorities that we believe will advance this strategy and continue to position our company for the future. Those priorities are:
•Digital transformation;
•Growing dealer consignment;
•Expanding our commercial business; and
•Improve the customer experience.
Digital transformation: The cornerstone of digital transformation is technology, so we intend to continue to invest in new digital platforms, data analytics capabilities and digital talent to power our marketplaces. We are transforming our operating model and enabling functions to support KAR’s digital future.
•Physical locations & operations: ADESA’s physical locations across North America provide comprehensive services to on-premise and off-premise customers, including inspection, reconditioning, mechanical work, storage and logistics. We intend to continue to invest in new technology and processes to transform how we approach the work performed at these locations to reduce cycle time, improve the services offered and create new opportunities for revenue generation.

•Enabling capabilities: We also understand that as transactions become more digital, our capabilities need to evolve to meet the increased customer needs and expectations in a digital marketplace. We are enhancing our imaging, inspection and vehicle representation capabilities to more closely simulate seeing and touching a vehicle on-premise. We also intend to continue to build on and diversify our data and analytics capabilities to provide our customers with actionable information to help them make better buying and selling decisions.
•Talent: The Company’s shift to a digital model has enabled us to become a more efficient organization. We are reducing on-premise labor while increasing resource levels in our technology, engineering, analytics and product teams. We will continue to evaluate our talent pool and seek new talent where necessary.
Growing dealer consignment: The dealer consignment business represents approximately one-third of the Company’s current transaction portfolio and we believe an area with significant opportunity for growth. Over the past several years, KAR has completed two strategic acquisitions to capture greater share in this space: TradeRev and BacklotCars. Both platforms provide dealers with fast, easy mobile-app solutions to sell and source inventory from other dealers. They provide comprehensive vehicle condition reports, greater transparency into bidding activity, and real-time market price discovery on listed vehicles. The Company is integrating and leveraging technology, capabilities and staff from TradeRev, BacklotCars and ADESA to deliver what we believe will be the best digital dealer-to-dealer solution in the market.
Expanding our commercial business: The commercial consignment business represents approximately two-thirds of the Company’s transactional volume, and growing our share in this area remains a strategic priority. The Company's commercial offerings include Openlane, Simulcast and Simulcast+. The foundation of KAR’s commercial offering is Openlane, the digital platform powering more than 40 private label websites for our OEM and financial institution consignor customers. We continue to invest in staff and technology to enhance the digital experience for our commercial customers using any of our multiple platforms.
Improve the customer experience: Ultimately, the transition to a fully digital business requires an exceptional customer experience. We are developing and improving our offerings to deliver a more simplified, intuitive and customer-centric user experience. We are also working towards centralizing many key customer support and administrative functions to ensure a faster, more predictable and consistent experience for our customers.
Our Business Segments
We operate as two reportable business segments: ADESA Auctions and AFC. Our revenues for the year ended December 31, 2020 were distributed as follows: ADESA 88% and AFC 12%. Prior to December 31, 2020, the costs and expenses of the holding company were reported separately from the reportable segments and included expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. These holding company costs and expenses are now included in the reportable segments. The holding company costs and expenses for prior periods have also been reclassified to conform to the current presentation.
ADESA
Overview
We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our customer base through online auctions and strategically located auction facilities that are developed to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely via ADESA.com or in person. Our online service offerings allow us to offer vehicles for sale from any location. On-premise marketplace sales are initiated online for vehicles at one of our locations across North America and include Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, TradeRev, BacklotCars and ADESA Europe sales.
Vehicles available at our auctions include vehicles from commercial customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other fleet vehicles that have reached a predetermined age or mileage, as well as vehicles from used vehicle dealers turning their inventory. The number of vehicles offered for sale at auction is the key driver of our costs incurred in the whole car auction process, and the number of vehicles sold is the key driver of the related fees generated by the remarketing process.

We offer both on-premise and off-premise marketplaces, as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We quickly transfer the vehicles and ownership to the buyer and the net funds to the seller. Vehicles are typically offered for sale at on-premise marketplaces on at least a weekly basis at most ADESA locations and the auctions are simulcast over the Internet with streaming audio and video (ADESA Simulcast) so that remote bidders can participate via our online products. Our online auctions (DealerBlock, TradeRev and BacklotCars) function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or in auctions that last for a few hours, days or even weeks. We also provide customized "private label" selling systems (including "buy now" functionality as well as online auctions) for our customers.
We generate revenue from auction fees paid by vehicle buyers and sellers, as well as fees from related services. Generally, we do not take title to or bear the risk of loss for vehicles sold at whole car auctions. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller. ADESA also sells vehicles that have been purchased, which represent approximately 1% of total vehicles sold.
Customers
Suppliers of vehicles to our whole car auctions primarily include (i) large institutions, such as vehicle manufacturers and their captive finance subsidiaries, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "commercial customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). Buyers of vehicles on our auction platforms primarily include franchised and independent used vehicle dealers.

Services
Our whole car auctions also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a "one-stop shop." Many of these services may be provided or purchased independently from the auction process, including:

Services	Description
Auction Related Services	ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage of consigned inventory, clearing of funds, arbitration of disputes, auction vehicle registration, condition report processing, photo services, post-sale inspections, security for consigned inventory, title processing, sales results reports, pre-sale lineups and auctioning of vehicles by licensed auctioneers.
Transportation Services	We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through our subsidiary, CarsArrive, and its Internet-based system which provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. The same system is utilized at our whole car auction locations; however, CarsArrive also arranges transportation for non-auction vehicles.
Reconditioning Services	Our auctions provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair. Key replacement services are primarily provided by our subsidiary, HTL.
Inspection Services	AutoVIN provides vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. The same technology is utilized at our whole car auction locations and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures facilitates dealers sourcing vehicles via the Internet.
Title and Repossession Administration and Remarketing Services	PAR provides end-to-end management of the remarketing process including titling, repossession administration, inventory management, auction selection, pricing and representation of the vehicles at auction for those customers seeking to outsource all or just a portion of their remarketing needs. Recovery Database Network, Inc. ("RDN") is a specialized provider of B2B software and data solutions for automotive lenders and repossession companies. Clearplan is closely integrated with RDN, providing users with convenient data-flows and access to its recovery management platform.
Vehicle Research Services	Autoniq provides dealers real-time vehicle information such as pricing, history reports and market guides. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. Autoniq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States.
KAR Global Analytical Services	KAR Global Analytical Services provides value-added market analysis to our customers and the media. These services include access to publications and custom analysis of wholesale market trends for KAR's customers, including peer group and market benchmarking studies, analysis of the benefits of reconditioning, site selection for optimized remarketing of vehicles, portfolio analysis of auction sales and computer-generated mapping and buyer analysis.
Data as a Service	Our Data as a Service team aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

Sales and Marketing
Our sales and marketing approach at ADESA is to develop strong relationships and interactive dialogue with our customers. We have relationship managers for the various commercial customers, including vehicle manufacturers, fleet companies, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective customers in order to better coordinate our sales effort and service offerings.
Managers of individual auction locations are ultimately responsible for providing services to the commercial customers whose vehicles are directed to the auctions by the corporate sales team. Developing and servicing the largest possible population of buying dealers for the vehicles consigned for sale at each auction is integral to maximizing value for our vehicle suppliers.
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
Through our KAR Global Analytical Services department, we also provide market analysis to our customers, as they use analytical techniques in making their remarketing decisions.
Online Solutions
Our current online solutions include:

ADESA Technology	Description
ADESA Simulcast® / Simulcast+	Our live auction Internet bidding solution, ADESA Simulcast®, operates in concert with our on-premise marketplaces and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. ADESA Simulcast® provides real-time streaming audio and video from the live auction and still images of vehicles and other data. Buyers inspect and evaluate the vehicle and listen to the live call of the auctioneer while viewing the on-premise marketplace that is underway.

Simulcast+ is a fully digital auction operated remotely with an automated auctioneer, sequential sales, audio and visual cues to simulate the live auction experience and all buyers and sellers interacting virtually through the Simulcast platform.
ADESA.com, ADESA.eu, ADESA.co.uk and ADESA DealerBlock®	This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at on-premise marketplace locations. We also utilize this platform to provide certain selling capabilities for our consignors that facilitate the sale of vehicles prior to their arrival at an on-premise marketplace site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the vehicles offered for sale prior to their arrival at an on-premise marketplace site are "private-labeled" for the consignors.
TradeRev	This mobile app replicates the on-premise marketplace setting, enabling dealers to launch and participate in live, real-time auctions directly from their smartphone, tablet or desktop. TradeRev gives dealers the ability to start an auction any time of day and users can complete the entire transaction within the app, including optional inspection, title and arbitration services, instant live bids at appraisal, floorplan financing and transportation. This platform is currently used in the United States and Canada.
BacklotCars	This mobile app and web-based dealer-to-dealer wholesale platform is utilized in the United States and features a 24/7 "bid-ask" marketplace offering vehicles with comprehensive inspections performed by automobile mechanics.
ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.
ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.

Competition
In the North American whole car auction industry, we compete with Manheim, a subsidiary of Cox Enterprises, Inc., OVE.com (Manheim's "Online Vehicle Exchange"), RMS Automotive (a subsidiary of Cox Enterprises, Inc.), SmartAuction (a subsidiary of Ally Bank), as well as several smaller chains of auctions, independent auctions and a number of digital auction platforms, including Auction Edge, ACV and EBlock auctions. In addition, used car retailers, such as CarMax and Carvana, have developed proprietary auction platforms for selling vehicles to other dealers. In the United States, competition is strongest with Manheim for the supply of used vehicles from national commercial customers. In Canada, we are the largest provider of whole car vehicle auction services. The supply of vehicles from dealers is dispersed among all of the auctions in the used vehicle market.
The whole car auction industry is highly fragmented in Europe where we compete primarily with British Car Auctions and Manheim. There are also a number of small independent auction operations throughout Europe.
In the dealer-to-dealer auction market, our mobile applications, TradeRev and BacklotCars, currently compete with ACV Auctions, EBlock, Manheim Express, CarWave, TradeHelper and others.
AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through locations throughout North America. In 2020, AFC serviced approximately 1.5 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
Preferred Warranties, Inc. ("PWI") is a vehicle service contract business. We receive advance payments for the vehicle service contracts and unearned revenue was deferred and recognized over the terms of the contracts, which ranged from 3 months to 7 years, on an individual contract basis. The Company sold PWI in December 2020.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2020, approximately 87% of the vehicles floorplanned by AFC were vehicles purchased by dealers at any auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2020, we serviced auctions through 115 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we normally have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2020, AFC had approximately 10,900 active dealers with an average line of credit of approximately $290,000 and no one dealer representing greater than 2% of our portfolio. An average of approximately 15 vehicles per active dealer were floorplanned with an approximate average value outstanding of $11,800 per vehicle as of December 31, 2020.
Sales and Marketing
AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by field personnel. AFC's corporate-level team and Business Development Center also provide sales and marketing support to AFC field personnel by helping to identify new dealer opportunity and coordinating promotional activity with auctions and other vehicle supply sources.

Credit
Our procedures and proprietary computer-based system enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our field network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 90 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days if the dealer makes payment towards principal and pays accrued fees and interest.
The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $600,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $600,000 may be extended using underwriting guidelines which generally require dealership and personal financial statements, monthly bank statements, sales reports and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in case of credit lines in excess of $600,000, final review by a credit committee.
Collateral Management
Collateral management is an integral part of daily operations at each AFC location, including our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables field and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Field personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, approximately 55,000 routine audits, or inventory audits, are performed annually on the dealers' lots through our AutoVIN subsidiary. Poor results from inventory audits typically require field personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
AFC operates two divisions which are organized into thirteen regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the field offices to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.60 billion from a third-party facility for U.S. finance receivables at December 31, 2020. The agreement expires on January 31, 2024.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$175 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 31, 2024. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
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
Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on a relationship basis, focusing on quality of service, convenience of payment, scope of services offered and consistent commitment to the sector. This and our long-term relationships with customers have been established over time and act as a competitive strength for us.

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
Government Regulation
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial, local and foreign authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices, limit interest rates, fees and other charges and protect personal data. Some examples of the regulations and laws that impact our company are included in Item 1A. "Risk Factors" under the risk: "We are subject to a complex framework of federal, state, local and foreign laws and regulations, including vehicle brokerage and auction laws and currency reporting obligations, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business." Changes in government regulations or interpretations of existing regulations could result in increased costs, reduced vehicle prices and decreased profitability for us. In addition, failure to comply with present or future regulations or changes in existing regulations or in their interpretation could have a material adverse effect on our operating results and financial condition.
Environmental Regulation
Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the emission or discharge of pollutants into the air or water, the generation, treatment, storage and release of hazardous materials and wastes and the investigation and remediation of contamination. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to liability, damage our reputation and require costly investigative, remedial or corrective actions.
In the used vehicle remarketing industry, large numbers of vehicles are stored and/or refurbished at auction facilities and during that time releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. Some of the facilities on which we operate are impacted by recognized environmental concerns and pollution conditions. We have incurred and may in the future incur expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.
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
Employees and Human Capital
At December 31, 2020, we had approximately 10,000 employees, of which approximately 7,500 were located in the U.S. and approximately 2,500 were located in Canada, Mexico, Uruguay, the U.K. and Europe. Approximately 88% of our workforce consists of full-time employees. Currently, less than 1% of our employees participate in collective bargaining agreements. We have also established a works council in Belgium pursuant to local law. In addition to the employee workforce, we also utilize independent contractors and temporary labor services to provide certain services.
Our people have been critical to our digital transformation. Led by our Chief People Officer, we have programs and practices in place to onboard, support and retain our talent, and to source new talent in a highly competitive environment. We recognize the importance of our workforce and the employee experience, and strive to offer competitive compensation and benefits while fostering a culture of open dialogue, inclusion and belonging. Additionally, we enable support functions and people managers that are dedicated to the growth and development of our teams.

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
Risks Related to Our Business and Operations
The COVID-19 pandemic continues to create significant risk and uncertainty and has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition.
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial results will continue to depend on future developments that are uncertain and unpredictable, including new information that may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact. Additionally, the COVID-19 pandemic implicates and exacerbates many of the other risks described in this Item 1A. "Risk Factors,” including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not aware of currently. Due to the unprecedented nature of the pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.
Governments in the various jurisdictions we operate have mandated, and continue to introduce, numerous and varying measures to slow the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter-in-place and safer-at-home orders, business shutdowns and closures. Certain jurisdictions began easing restrictions only to return to tighter restrictions in the face of increases in new COVID-19 cases. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and are expected to continue to impact our workforce and operations and the operations of our customers, suppliers and business partners. Specifically, the measures taken to slow the spread of COVID-19 have impacted our business by directly impacting retail automobile sales; lowering sales volumes, which could be depressed longer than expected; requiring our employees to work from home; and limiting the number of attendees at our sites. The duration of these measures is unknown, may be extended and additional measures may be imposed, and they are likely to continue to adversely affect our business, results of operations and financial condition.
COVID-19 has caused and may continue to cause us to modify our business practices. We are focused on attempting to mitigate the negative impacts of COVID-19 on our business, which has required and will continue to require a substantial investment of time and resources across our enterprise. While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, there can be no assurance that we will be successful in our efforts. Further, our increased reliance on remote access to our information systems continues to increase our exposure to cybersecurity attacks or data security incidents, along with other risks related to the reliability of technology to support remote operations.
The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the timing and extent to which normal economic and operating conditions resumes. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its impact.
We operate in a highly competitive industry. If we are not successful in competing with our known competitors and/or disruptive new entrants, then our market position or competitive advantage could be threatened and our business and results of operations could be adversely impacted.
We face significant competition for the supply of used vehicles, the buyers of those vehicles and the floorplan financing of these vehicles. Our principal sources of competition historically have come from: (1) direct competitors (e.g., Manheim and NextGear Capital), (2) new entrants, including new vehicle remarketing venues and dealer financing services, and (3) other participants in the automotive industry with vehicle remarketing capabilities (e.g., rental car companies, automobile retailers and wholesalers). Due to the increasing use of the Internet and other technology as marketing and distribution channels, we also face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers when they sell directly to end users through such platforms rather than remarket vehicles through our marketplaces. Increased competition could result in price reductions, reduced margins or loss of market share.

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. One potentially adverse trend would be a market shift towards the simultaneous listing and selling of vehicles on multiple online sales platforms in North America. Were such a trend to take hold, the vehicle remarketing industry's economics could significantly change. For example, we might need to incur additional costs or otherwise alter our business model to adapt to these changes. In such case, the volume of vehicles supplied to us and our overall revenues and fees per vehicle sold could decrease. Participants in the North American whole car industry continue to discuss the development of a multiple platform bidding system. This could cause us to lose vehicle volume and market share, and our business, revenues and profitability could be negatively impacted.
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
In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business, and financial results.
ADESA, through its on-premise and off-premise wholesale vehicle platforms, currently competes with online wholesale and retail vehicle selling platforms, including OVE.com and RMS Automotive (both affiliated with Cox Enterprises, Inc.), SmartAuction, mobile applications (e.g., ACV Auctions and EBlock) and others. With the exception of OVE.com, these online selling platforms generally do not have any meaningful physical presence and may cause the volume of vehicles sold through our on-premise and off-premise marketplaces to decrease. If the number of vehicles sold through our auctions decreases due to these competitors or other industry changes, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.
In the dealer-to-dealer auction market, our mobile applications, TradeRev and BacklotCars, currently compete with ACV Auctions, EBlock, Manheim Express, CarWave, TradeHelper and others. The dealer-to-dealer space is experiencing a digital disruption as competitors and new market participants introduce new technologies. If TradeRev and BacklotCars are unable to compete and gain market share in the dealer-to-dealer space, our business and revenues may be negatively impacted.
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
Our business is dependent on information technology, particularly as we execute our digital transformation strategy. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. It is strategically significant that we lead the digital transformation occurring in our industry. We may not be successful in structuring our technology or developing, acquiring or implementing technology systems which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant technology investments to effectively compete with our competitors. Certain technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

If we are unable to successfully execute on our business strategy, if our strategy proves to be ineffective, or if we improperly align new strategies with our vision, our business, financial performance and growth could be adversely affected.
Our business, results of operations and financial condition depend on our ability to execute our business strategy. See “Our Business Strategy” under “Item 1. Business” included in this Annual Report on Form 10-K. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives, and even if we do succeed, we may not realize the expected benefits of our strategy. It could take several years to realize any direct financial benefits from these initiatives, if any direct financial benefits from these initiatives are achieved at all.
Unsuccessful implementation of business initiatives to reduce costs and align our business to our digital operating model, or unintended consequences of the implementation of such initiatives, may adversely affect our business.
We have taken certain steps, including reductions in force, internal reorganizations and reallocation of resources from physical to digital channels to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. We have shifted and continue to shift resources from our physical channels to efforts focused on digital channels and technologies, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. We may continue to take similar steps in the future as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, adverse effects on employee morale, loss of key personnel and other retention issues during transitional periods. These initiatives can require a significant amount of time and focus, which may divert attention from operating and growing our business. In addition, many of our competitors continue to offer a traditional physical channel auction environment. If our efforts to focus on digital channels and technologies do not engage customers at the same level as in the past, or if we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.
We may be unable to meet our customers’ expectations, which could impact customer retention and adversely affect our operating results and financial condition.
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
ADESA’s agreements with its largest commercial suppliers of used vehicles are generally subject to cancellation by either party upon 30 to 90 days’ notice. In addition, it is common that commercial suppliers regularly review their relationships with whole car auctions through written requests for proposals. Such suppliers may from time to time require us to make changes to the way we do business as part of the request for proposal process or provide services on less favorable terms. There can be no assurance that our existing agreements will not be canceled or that we will be able to enter into future agreements with these or other suppliers on similar terms, or at all, and our ability to grow and sustain profitability could be impaired.
If we fail to effectively identify, value, manage, complete and integrate acquisitions, our operating results, financial condition and growth prospects could be adversely affected.
Acquisitions have been a significant part of our growth strategy and have enabled us to further broaden and diversify our service offerings. Our strategy generally includes acquisitions of companies, products, services and technologies to expand our online, digital and mobile capabilities and the acquisition and integration of additional facilities. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. There can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, will be able to successfully integrate such organizations into our business or will be able to realize anticipated benefits. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and they could materially adversely affect our business, financial condition and results of operations. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including as a result of recording goodwill that is subject to impairment testing on a regular basis and potential periodic impairment charges. Another accounting ramification includes the valuation of contingent consideration at the acquisition date which is subject to remeasurement each reporting period and could result in additional expense. In addition, we expect to compete against existing and new competitors for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.
Additional risks and challenges we face in connection with acquisitions include, but not limited to:
•incurring significantly higher capital expenditures, operating expenses and operating losses of the business acquired;
•coordination of technology, research and development, and sales and marketing functions, along with integration of the acquired business’s accounting, management information, human resources, and other administrative systems;
•incurring liability for pre-acquisition activities of the acquired business;
•implementing or remediating the controls, procedures, and policies of the acquired business;
•incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;
•retaining and integrating acquired employees, including cultural challenges associated with integrating employees from the acquired business into our organization;
•maintaining important business relationships and contracts of the acquired business; and
•integrating the acquired business onto our systems and ensuring the acquired business meets our financial reporting requirements and timelines.
Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.
Our expansion into markets outside the U.S. and our non-U.S. based operations subject us to unique operational, competitive and regulatory risks.
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
In addition, we anticipate that our non-U.S. based operations will continue to subject us to risks associated with operating on an international basis, including:
•exposure to foreign currency exchange rate risk, which may have an adverse impact on our revenues and profitability;
•exposure to the principal or purchase auction model rather than the agency or consignment model, which may have an adverse impact on our margins and expose us to inventory risks;
•restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions, which may result in higher effective tax rates;
•tariffs and trade barriers and other regulatory or contractual limitations on our ability to operate in certain foreign markets;
•compliance with anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act;
•compliance with various privacy regulations, including the General Data Protection Regulation ("GDPR");
•dealing with unfamiliar regulatory agencies and laws, including those favoring local competitors;
•dealing with political and/or economic instability, including the exit of the U.K. from the E.U. (“Brexit”);
•the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations;
•localizing our product offerings; and
•adapting to different business cultures and market structures.
As we continue to explore opportunities to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse effect on our operating results and financial condition.

Significant disruptions of information technology systems could adversely affect our business and reputation.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing, maintenance, enhancement and reliability of these systems, are critical to our business operations and strategy. The technology to operate some of our businesses is provided, in whole or in part, by third-party service providers, and we do not own or control the operation of third party facilities. Information technology systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could damage information technology systems or hardware and cause them to fail. In addition, any financial difficulties, up to and including bankruptcy, faced by our service providers or any of their subcontractors, may have negative effects on our business, the nature and extent of which are difficult to predict. Information technology risks (including the confidentiality, integrity and availability of digital assets) have significantly increased as new technologies have proliferated, and as organized criminals, hackers, terrorists and other bad actors have become more sophisticated. These threats, which may be external or internal may be malicious, or may result from human or computer error. Our customers also rely on our information technology systems to conduct their operations. In addition, our customers increasingly use personal equipment and mobile devices that may be beyond our control. Any significant disruptions of our information technology systems could negatively impact our business and customers, damage our reputation and materially adversely affect our consolidated financial position and results of operations.
Data security concerns relating to our technology or breaches of information technology systems, could adversely affect our business and reputation.
We have experienced cyber-attacks and security incidences of varying degrees and believe we will continue to be a potential target of such threats and attacks, particularly as we execute our digital transformation strategy. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have also in the past experienced and may in the future experience such threats and attacks. Continuous cyber-attacks or a sustained attack could lead to service interruptions, malfunctions or other failures in the technology that supports our businesses and customers, as well as the operations of our customers or other third parties. Continuous cyber-attacks could also damage our reputation with our customers and other parties and the market, additional costs (such as repairing systems, adding personnel or security technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected in a timely manner, their effect could be compounded.
Although we have technology and information security policies and processes and disaster recovery plans in place, these measures may not be adequate to ensure that our operations will not be compromised or disrupted should such an event occur. If our information technology systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could result in the loss or misuse of proprietary, confidential or sensitive information, disrupt our business, damage our reputation, expose us to legal liability and materially adversely affect our consolidated financial position and results of operations.
Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities or inhibit our ability to collect, transmit and/or store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation.
Aspects of our operations and businesses are subject to certain privacy regulations in the United States, including the California Consumer Privacy Act (“CCPA”) and around the globe, including the European Union’s General Data Protection Regulation (the “GDPR”). We collect, process and store sensitive data, including proprietary business and customer information, as well as personally identifiable information of our customers, their consumers and our employees. A growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed and/or acquired by unauthorized persons, and additional regulations regarding the use, access, accuracy, security and retention of such data are possible. Our compliance with global laws and regulations relating to privacy, data protection and information security may materially increase our costs or otherwise limit our ability to continue or pursue certain business activities. Our failure to comply with applicable laws or regulations could also result in fines, sanctions, private litigation, government enforcement, business disruption, credit reporting and other expenses, damage to our reputation and loss of customers. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach.

Decreases in the supply of used vehicles coming to auction may impact auction sales volumes, which may adversely affect our revenues and profitability. In addition, a decrease in the number of used vehicles sold at on-premise marketplaces could adversely affect our revenue growth, operating results and financial condition.
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
In addition, the supply of vehicles coming to auction could be impacted by initiatives to switch from vehicles with internal combustion engines to electric vehicles. The sale of electric vehicles is dependent on consumer adoption, which could be impacted by numerous factors, including perceptions about electric vehicle features, quality, safety, performance and cost; perceptions about the range over which electric vehicles may be driven on a single battery charge; high fuel-economy internal combustion engine vehicles; volatility in the cost of fuel; government regulations and economic incentives; and access to charging facilities. If consumer behavior and vehicle ownership trends move from vehicles with internal combustion engines to electric vehicles, the number of vehicles coming to auction could decline, the ancillary services we provide could decline or change, we could incur expenses associated with the purchase and installation of charging stations at our facilities and our revenues and profitability may be adversely affected.
Furthermore, off-premise marketplace platforms were utilized for the sale of approximately 49% of vehicles sold in North America by ADESA in 2020, compared with approximately 42% in 2019. If sellers and buyers increase the number of vehicles transacted on off-premise marketplace platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers on-premise marketplaces, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs and land, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on off-premise marketplace platforms as compared with used vehicles sold at on-premise marketplaces occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.
Our business and operating results would be adversely affected if we lose one or more significant customers.
Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, commercial and dealer customers make no binding long-term commitments to us regarding consignment volumes. Any such customer could reduce its overall supply of vehicles for our auctions or otherwise seek to materially change the terms of its business relationship with us at any time. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2020, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.
If we fail to attract and retain key personnel, or have inadequate succession planning, we may not be able to execute our business strategies and our financial results could be negatively affected.
Our success depends in large part on the talents and efforts of our executives and other key employees, including those with digital capabilities. Our future success will depend upon our ability to continue to identify, hire, develop, motivate and retain talented personnel. If we lose the services of one or more of our key personnel, or if one or more key personnel joins a competitor or otherwise competes with us, we may not be able to effectively implement our business strategies and our business could be materially adversely affected. Many of our key personnel have extensive experience with our business and have established business relationships with customers and suppliers and, as a result, if we lose key personnel, we may have difficulty in executing our business plan and strategy, retaining and attracting customers on favorable terms and providing acceptable levels of customer service. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur, whether we will effectively manage leadership transitions or whether we will be able to recruit additional qualified personnel. We do not have nor do we currently expect to obtain key person insurance on any of our executive officers.
In addition, our failure to put in place adequate succession plans for key roles or the failure of key personnel to successfully transition into new roles could have an adverse effect on our business and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions may have an adverse effect on our business resulting from the loss of such person’s skills, knowledge of our business, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
Used vehicle prices impact fee revenue per unit and may impact the supply of used vehicles, loan losses at AFC and could adversely affect our profitability.
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
ADESA also sells vehicles that have been purchased (e.g., inherited vehicles, vehicles returned under the ADESA Assurance program or vehicles purchased by ADESA Europe and others). The number of vehicles purchased by ADESA continues to grow. When a vehicle is purchased and then resold, rather than sold on a consignment basis, we are exposed to inventory risks, including losses from theft, damage and obsolescence. In addition, when vehicles are purchased, we are subject to changes in vehicle values, which could adversely affect our revenue and profitability.
If our facilities lack the capacity to accept additional vehicles, then our relationships with vehicle suppliers could be adversely affected.
We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. We may not be able to reach agreements to purchase or lease storage facilities in markets where we have limited excess capacity, and zoning restrictions or difficulties obtaining use permits may limit our ability to expand our capacity through acquisitions of new land. In addition, we may not be able to renew or enter into new leases at commercially reasonable rates, or our facilities may be subject to condemnation or eminent domain proceedings. If we fail to have sufficient capacity at one or more of our facilities, our relationships with vehicle suppliers could be adversely affected, which could adversely affect our operating results and financial condition.
Adverse economic conditions may negatively affect our business and results of operations.
Adverse economic conditions, including those resulting from the COVID-19 pandemic or otherwise, could increase our exposure to several risks, including:
•Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. During the past global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles received at auction in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors could adversely affect our revenues and profitability.
•Decline in the demand for used vehicles. We may experience a decrease in demand for used vehicles from buyers due to factors including the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles at auction, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers may reduce dealer demand for used vehicles.
•Decrease in consumer spending. Consumer purchases of new and used vehicles may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending. In addition, the increased use of vehicle sharing and alternate methods of transportation, including autonomous vehicles, could lead to a decrease in consumer purchases of new and used vehicles and a decrease in vehicle rentals. To the extent retail and rental car company demand for new and used vehicles decreases, negatively impacting our auction volumes, our results of operations and financial position could be materially and adversely affected.

•Volatility in the asset-backed securities market. Volatility and disruption in the asset-backed commercial paper market could lead to a narrowing of interest rate spreads at AFC in certain periods. In addition, any volatility and disruption has affected, and could affect, AFC’s cost of financing related to its securitization facility.
•Ability to service and refinance indebtedness. Uncertainty in the financial markets may negatively affect our ability to service our existing debt, access additional financing or to refinance our existing indebtedness on favorable terms or at all. If economic weakness exists, it may affect our cash flow from operations and results of operations, which may affect our ability to service payment obligations on our debt or to comply with our debt covenants.
•Increased counterparty credit risk. Any market deterioration could increase the risk of the failure of financial institutions party to our Credit Agreement and other counterparties with which we do business to honor their obligations to us. Our ability to replace any such obligations on the same or similar terms may be limited if challenging credit and general economic conditions exist.
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
We rely and expect to continue to rely on a combination of confidentiality, assignment and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents in the United States and Canada. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that such measures will be adequate or that others will not offer products or concepts that are substantially similar to ours and compete with our business. Changes in laws and regulations or adverse court rulings may also negatively affect our ability to protect our proprietary rights or prevent others from using our intellectual property and technology. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
We rely on third-party technology for key components of our business, and if these or other third parties do not perform adequately or terminate their relationships with us, our business and results of operations could be harmed.
We rely on third-party technology for certain of our critical business functions, including certain inspection and marketplace technologies. If these technologies fail, or if such third party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.
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
A portion of our net income is derived from our international operations, primarily Canada, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation in our marketplaces.
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 21% of our revenues were attributable to our foreign operations for the year ended December 31, 2020. Changes in the value of foreign currencies, particularly the Canadian dollar relative to the U.S. dollar could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.
In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations are translated using period-end exchange rates; such translation gains and losses are reported in “Accumulated other comprehensive income/loss” as a component of stockholders’ equity. The revenues and expenses of our foreign operations are translated using average exchange rates during each period.
Likewise, we have a significant number of non-U.S. based buyers who participate in our marketplaces. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at auction, which may negatively affect our revenues.
Environmental, health and safety risks could adversely affect our operating results and financial condition.
Our operations are subject to various foreign, federal, state and local environmental, health and safety laws and regulations, including those governing the emission or discharge of pollutants into the air or water, the generation, treatment, storage and release of hazardous materials and wastes and the investigation and remediation of contamination. Our failure to comply with current or future environmental, health or safety laws or to obtain and comply with permits required under such laws, could subject us to liability, damage our reputation and require costly investigative, remedial or corrective actions.
In the used vehicle remarketing industry, large numbers of vehicles are stored and/or refurbished at auction facilities and during that time releases of fuel, motor oil and other materials may occur. We have investigated or remediated, or are currently investigating or remediating, contamination resulting from various sources, including gasoline, fuel additives (such as methyl tertiary butyl ether, or MTBE), motor oil, petroleum products and other hazardous materials released from aboveground or underground storage tanks or in connection with current or former operations conducted at our facilities. Some of the facilities on which we operate are impacted by recognized environmental concerns and pollution conditions. We have incurred and may in the future incur expenditures relating to compliance and risk mitigation efforts, releases of hazardous materials, investigative, remedial or corrective actions, claims by third parties and other environmental issues, and such expenditures, individually or in the aggregate, could be significant.
We have a substantial amount of debt, which could impair our financial condition and adversely affect our ability to react to changes in our business.
As of December 31, 2020, our total corporate debt was approximately $1.9 billion, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $325.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $28.5 million at December 31, 2020, which would reduce the $325.0 million available for borrowings under the credit facilities.
Our indebtedness could have important consequences including:
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, acquisitions and other purposes;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on debt, which would reduce the funds available for other purposes, including funding future expansion;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult to react quickly to, changing conditions; and
•exposing us to risks inherent in interest rate fluctuations because a portion of our indebtedness is at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates.

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
If we cannot make scheduled payments on our debt, we would be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Furthermore, the agreement governing our Credit Facility and the indenture governing our senior notes include, and future debt instruments may include, certain restrictive covenants which could limit our ability to enter into certain transactions in the future and may adversely affect our ability to operate our business.
Changes to tax laws and other adverse outcomes with taxing authorities could have an adverse effect on our business, financial condition, results of operations and cash flows.
From time to time legislative proposals at the federal, state and international level are made that could, if enacted, make significant changes to the tax laws that apply to the Company, including changes to corporate tax rates, allocation of profits amongst jurisdictions and other changes that reduce or eliminate deductions currently available to us. Such proposed changes in tax laws, if adopted, could adversely affect our business, financial condition, results of operations and cash flows. We are also subject to the examination of our income tax and other returns by the Internal Revenue Service and other tax authorities and have a number of such reviews underway at any time. It is possible that tax authorities may disagree with certain positions we have taken, and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.
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
As noted elsewhere, a portion of our indebtedness is at variable rates of interest. As such, increases in interest rates could also result in higher interest expenses.
We assume the settlement risk for vehicles sold through our marketplaces.
Typically, following the sale of a vehicle, we do not release the vehicle to a buyer until we have received full payment from the buyer or confirmation of arrangement for such payment. We may be obligated, however, to remit payment to a seller before receiving payment from a buyer, and, in those circumstances, we may not have recourse against sellers for any buyer’s failure to satisfy its payment obligations. Revenue for a vehicle consigned to us for sale typically includes only the applicable buyer and seller fees associated with the transaction and not the vehicle sale proceeds. As a result, any failure to collect a receivable from the buyer in full may result in a loss up to the amount of the vehicle sale proceeds plus the applicable buyer fees and any collection related expenses. If we are unable to collect the vehicle sale price plus applicable buyer fees from buyers on a large number of vehicles, our revenue and cash flows may be negatively impacted resulting in a material adverse effect on our results of operations and financial condition.

We are subject to a complex framework of federal, state, local and foreign laws and regulations, including vehicle brokerage and auction laws and currency reporting obligations, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial, local and foreign authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices and limit interest rates, fees and other charges. The regulations and laws that impact our company include, without limitation, the following:
•The sale of used vehicles is regulated by various state and local motor vehicle departments and regulators.
•Some of the transport vehicles used at our facilities are regulated by the U.S. Department of Transportation or similar regulatory agencies in the other locations in which we operate.
•AFC is subject to laws in certain states and provinces which regulate commercial lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed.
•We are subject to various local zoning requirements with regard to the location of our auction and storage facilities, which requirements vary from location to location.
•We are subject to federal, state and international laws, directives and regulations relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information (e.g., GDPR and CCPA). These laws, directives, regulations and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction.
•Certain of the Company’s subsidiaries may be deemed subject to the regulations of the Consumer Financial Protection Act of 2010 due to their vendor relationships with financial institutions.
•PAR is subject to laws in certain states which regulate repossession administration activities and, in certain jurisdictions, require PAR to be licensed.
•We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations.
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
We are subject to risks associated with legal and regulatory proceedings. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
We have in the past been, are currently, and may in the future become, subject to a variety of legal actions relating to our current and past business operations, including but not limited to litigation claims and legal proceedings related to environmental, intellectual property, labor and employment, privacy, regulatory compliance, securities, tax, and tort laws. Such claims may be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. There is no guarantee that we will be successful in defending ourselves in legal and administrative actions or in asserting our rights under various laws. In addition, we could incur substantial costs in defending ourselves or in asserting our rights in such actions. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or be forced to change the way in which we operate our business, which could have an adverse effect on our business, financial condition, and operating results.
We are partially self-insured for certain losses.
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program, as well as a portion of our automobile, general liability and workers’ compensation claims. We record an accrual for the claims expense related to our employee medical benefits, automobile, general liability and workers’ compensation claims based upon the expected amount of all such claims. If actual trends, including the severity of claims and medical cost inflation above expectations were to occur, our self-insured costs would increase, which could have an adverse impact on our results of operations and financial position.

We depend on the continued and uninterrupted service from our workforce.
Prior to 2018, none of our employees were covered by collective bargaining agreements. In 2018, a group of employees, representing less than 1% of our total employees, entered into a collective bargaining agreement. If a significant number of our employees were to become unionized or collective bargaining agreement terms were to deviate significantly from our current compensation and benefits structure, we could be subject to a substantial increase in labor and benefits expenses that we may be unable to pass through to customers for some period of time, if at all.
We have a significant amount of goodwill and other intangible assets which, if they become impaired, would result in a reduction in our net income.
Goodwill represents the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Current accounting standards require that goodwill, as well as other intangible assets, be periodically evaluated for impairment based on their fair value. Goodwill and other intangible assets represent a significant percentage of our total assets. Declines in our profitability or the value of comparable companies may impact the fair value of our reporting units, which could result in a write-down of goodwill or other intangible assets and a reduction in net income. In the second quarter of fiscal 2020, we recorded $25.5 million of goodwill impairment and $4.3 million of impairment for customer relationships related to our ADESA Remarketing Limited reporting unit, and we may be required to record impairment charges in the future.
New accounting pronouncements or new interpretations of existing standards could require us to make adjustments to accounting policies that could adversely affect the financial statements.
The accounting for our business is complicated, particularly in the areas of revenue recognition and determining certain estimates, and is subject to change based on the advancement of our business model and interpretations of relevant accounting principles. In addition, the Financial Accounting Standards Board, or the FASB, the Public Company Accounting Oversight Board, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting and auditing standards that require changes to our accounting policies and procedures. Changes to our business model and accounting policies could result in changes to our financial statements and could require that we change how we process, analyze and report financial information and our financial reporting controls.
Risks Related to the IAA Spin-Off
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
You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including but not limited to the following:
•our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;
•results of operations that are below our announced guidance or below securities analysts’ or consensus estimates or expectations;
•fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;
•repurchases of our common stock pursuant to our share repurchase program;
•investors’ general perception of us and our industry;
•changes in general economic and market conditions (including as a result of the COVID-19 pandemic);
•changes in industry conditions; and
•changes in regulatory and other dynamics.
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
The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock.
As of December 31, 2020, 571,606 shares of our Series A Preferred Stock were outstanding, representing approximately 20% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends will be payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payment dates, and thereafter, in cash or in kind, or any combination thereof, at our option. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent issuance of additional shares of Series A Preferred Stock through the payment of in kind dividends, effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Pursuant to customary registration rights agreements, we are required to register for resale the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock. This registration facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Apax and the other holders of our Series A Preferred Stock may exercise influence over us.
As of December 31, 2020, the outstanding shares of our Series A Preferred Stock represented approximately 20% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The terms of the Series A Preferred Stock require the approval of a majority of our Series A Preferred Stock by a separate class vote for us to:
•amend our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock; or
•issue securities that are senior to, or equal in priority with, the Series A Preferred Stock.
In addition, under our investment agreement, dated as of May 26, 2020 (the “Apax Investment Agreement”), with an affiliate of Apax Partners, L.P. (“Apax”), for so long as Apax and its affiliates beneficially own shares of Series A Preferred Stock (and/or shares of common stock issued upon conversion of Series A Preferred Stock) that represent, on an as-converted basis, at least 50% of Apax’s initial shares of Series A Preferred Stock on an as-converted basis, Apax and its affiliates will have the right to designate one director to our board of directors. Circumstances may occur in which the interests of Apax and its affiliates could diverge from, or even conflict with, the interests of our other stockholders. For example, the existence of Apax as a significant stockholder and Apax’s board designation rights may have the effect of delaying or preventing changes in control or management or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company. Apax and its affiliates may seek to cause us to take courses of action that, in their judgment, could enhance its investment in the Company but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock differing from those of our common stockholders.
The Series A Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The holders of Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) the sum of the original liquidation preference plus all accrued but unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of such series of Series A Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears (dividends are payable in kind for the first eight dividend payments, and thereafter in cash or in kind). The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. The holders of our Series A Preferred Stock also have the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Preferred Stock upon certain change of control events at the greater of (a) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into common stock immediately prior to the change of control event and (b) 105% of the sum of i) the liquidation preference thereof and ii) all accrued but unpaid dividends.
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for general corporate purposes. Our obligations to the holders of the Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock.
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
Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 129,700,156 shares of common stock were outstanding as of December 31, 2020. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, including common stock issuable upon conversion of the Series A Preferred Stock, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and by-laws contain, and Delaware law contains, provisions that may be considered to have an anti-takeover effect and may delay or prevent a tender offer or other corporate transaction that a stockholder might consider to be in its best interest, including those transactions that might result in a premium over the market price for our shares.
These provisions include:
•rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;
•permitting our board of directors to issue preferred stock without stockholder approval;
•granting to the board of directors, and not the stockholders, the sole power to set the number of directors;
•authorizing vacancies on our board of directors to be filled only by a vote of the majority of the directors then in office and specifically denying our stockholders the right to fill vacancies in the board;
•authorizing the removal of directors only upon the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote for the election of directors; and
•prohibiting stockholder action by written consent.
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
In October 2019, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock through October 30, 2021. Repurchases of our common stock pursuant to our share repurchase program, or any future share repurchase program, could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased the shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time, which could cause the market price of our stock to decline.

Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased through 2034. At December 31, 2020, properties utilized by the ADESA business segment include 74 used vehicle auction facilities in North America, which are either owned or leased. Each auction may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each auction also has secure parking areas to store vehicles. The ADESA facilities in North America consist on average of approximately 75 acres of land per site.
Of AFC's 115 locations in North America at December 31, 2020, 78 are physically located at auction facilities (including 62 at ADESA locations). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 12, 2021, there were six stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Unregistered Sales of Equity Securities
The information required by Item 701 of Regulation S-K was previously disclosed (for the sale of Series A Preferred Stock) in the Company's Current Reports on Form 8-K, filed with the SEC on June 10, 2020 and June 30, 2020.
On November 12, 2020, we also issued 857,630 shares of our common stock to three individuals and one trust in connection with the BacklotCars acquisition in the fourth quarter of 2020. We received $15 million as consideration for the sale of such securities. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$300.0
November 1 - November 30	585,086	17.50	585,086	289.8
December 1 - December 31	—	—	—	289.8
Total	585,086	$17.50	585,086

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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment (and taking into account the value of the IAA, Inc. common shares distributed in the spin-off), for the period beginning on December 31, 2015 and ending on December 31, 2020, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
KAR AUCTION SERVICES
S&P 400 MIDCAP INDEX
S&P 500 INDEX

Company/Index	Base Period 12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
KAR Auction Services, Inc.	$100	$118.53	$144.53	$140.06	$174.08	$150.88
S&P 400 Midcap Index	$100	$120.74	$140.35	$124.80	$157.49	$179.00
S&P 500 Index	$100	$111.96	$136.40	$130.42	$171.49	$203.04

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
Selected Financial Data of KAR Auction Services, Inc.
For the Years Ended December 31, 2020, 2019, 2018, 2017 and 2016
The following consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is based on our audited financial statements.

	Year Ended December 31,
(In millions except per share amounts)	2020	2019	2018	2017	2016
Operations:
Operating revenues
ADESA	$1,920.1	$2,429.0	$2,101.9	$1,937.5	$1,765.3
AFC	267.6	352.9	340.9	301.3	286.8
Total operating revenues	$2,187.7	$2,781.9	$2,442.8	$2,238.8	$2,052.1
Operating expenses (exclusive of depreciation and amortization)	1,830.2	2,279.1	1,930.3	1,740.8	1,595.3
Operating profit	136.4	314.1	340.1	326.5	304.2
Interest expense	128.9	189.5	191.2	163.2	137.9

Income from continuing operations	0.5	92.4	117.6	174.0	101.7
Income (loss) from continuing operations per share
Basic	(0.16)	0.70	0.88	1.28	0.74
Diluted	(0.16)	0.70	0.87	1.26	0.73
Weighted average shares outstanding
Basic	129.3	131.6	134.3	136.3	137.6
Diluted	129.3	132.9	135.7	138.0	139.1
Cash dividends declared per common share	0.19	1.08	1.40	1.31	1.19

	As of December 31,
	2020	2019	2018	2017	2016
Financial Position:
Working capital (1)	$924.6	$726.8	$450.3	$513.2	$287.1
Total assets	6,798.2	6,581.2	5,699.4	5,545.9	5,198.7
Total debt, net of unamortized debt issuance costs/discounts	1,878.1	1,890.1	2,667.4	2,680.1	2,470.3
Total stockholders' equity	1,615.8	1,650.2	1,464.2	1,484.9	1,397.3

	Year Ended December 31,
	2020	2019	2018	2017	2016
Other Financial Data:
Net cash provided by operating activities - continuing operations	$384.4	$380.8	$438.6	$359.3	$242.9
Capital expenditures	101.4	161.6	131.3	97.3	113.1
Depreciation and amortization	191.3	188.7	172.4	171.5	152.6
___________________________________________________________________
(1)Working capital is defined as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding the impact of COVID-19; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. Some of these factors include:
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
•decreases in the number of used vehicles sold at on-premise marketplaces;
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
•changes to accounting standards; and
•other risks described from time to time in our filings with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in 2021.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization ("WHO") designated COVID-19 as a pandemic. Governments in various jurisdictions we operate have mandated, and continue to introduce, numerous and varying measures to slow the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter-in-place and safer-at-home orders, business shutdowns and closures. Certain jurisdictions began easing restrictions only to return to tighter restrictions in the face of increases in new COVID-19 cases. The COVID-19 pandemic and the related preventative measures taken to help slow the spread have caused, and may continue to cause, significant volatility, uncertainty and economic disruption.
In response to these measures and for the protection of our employees and customers, on March 20, 2020 we temporarily suspended on-premise sale operations, including Simulcast-only sales, across North America. We began operating Simulcast-only sales in select markets on April 6, 2020 and expanded the Simulcast-only sales each week, where possible and as permitted by government directives. We also held Simulcast+ auctions at select locations, a fully digital auction operated remotely with an automated auctioneer, sequential sales, audio and visual cues to simulate the live auction experience and all buyers and sellers interacting virtually through the Simulcast platform.
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
As a result, we proactively took a number of significant steps to help secure our business and preserve available cash during the second, third and fourth quarters of 2020, including but not limited to reducing our compensation expense (including a reduction of base salaries across many levels of the organization, including the elimination of base salaries for our Chief Executive Officer, Chief Financial Officer and President and 50% reduction of base salaries for our other executive officers during the second quarter of 2020, furloughs and a reduction in force, among others), prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our on-premise marketplace locations and temporarily suspending the Company's quarterly dividend.
In addition, in June 2020 we issued and sold an aggregate of 550,000 shares of Series A Preferred Stock of the Company in private placements for net proceeds of approximately $528.2 million, as described in Note 14, "Convertible Preferred Stock."
We have also taken advantage of legislation introduced to assist companies during this time. In the second, third and fourth quarters of 2020, we recorded a total of approximately $8.3 million of employee retention credits taken under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and approximately $16.0 million under the Canada Emergency Wage Subsidy. These credits partially offset salaries and medical costs recorded in the U.S. and Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees, customers and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on future developments that are uncertain and unpredictable, including new information that may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact.
The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the timing to which normal economic and operating conditions resumes. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its impact.
Overview
We provide whole car auction services in North America and Europe. Our business is divided into two reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions and AFC.
•The ADESA Auctions segment serves a domestic and international customer base through online auctions and it provides services from 74 facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Vehicles sold on ADESA's digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes TradeRev, an online automotive remarketing platform where dealers can launch and participate in real-time vehicle auctions at any time, BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.
•The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers. At December 31, 2020, AFC conducted business at 115 locations in the United States and Canada. Prior to December 2020, the Company also sold vehicle service contracts through Preferred Warranties, Inc. ("PWI").
Historically, the costs and expenses of the holding company were reported separately from the reportable segments and included expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense included the interest expense incurred on finance leases and the corporate debt structure. Intercompany charges related primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company. Due to the spin-off of IAA in 2019 and the Company's transition from physical marketplaces to digital marketplaces, the Company has simplified its business and operations. Corporate expenses, previously reported as holding company expenses, are now included in the segments. Certain known expenses (e.g., information technology costs) were recorded directly to the ADESA and AFC segments. Interest expense previously reported by the holding company has been recorded in the ADESA segment. The residual shared services expenses were recorded at ADESA and allocated to AFC based on revenue and employee headcount. Holding company amounts reported in the segment results in the consolidated financial statements prior to December 31, 2020 have been reclassified to conform to the current presentation.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including off-premise volumes and mobile application volumes, were approximately 12.0 million and 11.5 million in 2019 and 2018, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. NAAA industry volumes for 2020 have not yet been released, but we expect that volumes in 2020 were substantially lower than in 2019. The NAAA industry volumes collected by the annual survey do not include off-premise volumes or mobile application volumes (e.g., Openlane, TradeRev, BacklotCars and their respective competitors), but we have included these volumes in our totals. In addition to the traditional whole car auction market and off-premise venues described above, we believe mobile applications, such as TradeRev and BacklotCars, may provide an opportunity to expand our total addressable market for dealer-to-dealer transactions to as much as 15 million units from approximately 5 million units in 2019. TradeRev and BacklotCars sold approximately 316,000 vehicles in the digital dealer-to-dealer marketplace for the year ended December 31, 2020, compared with approximately 210,000 vehicles for the year ended December 31, 2019. This includes vehicles sold by BacklotCars prior to its acquisition in November 2020. The COVID-19 pandemic has had a material impact on the whole car auction industry and we are unable to estimate future volumes.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local branches, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 13,600 dealers in 2020, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.5 million in 2020.
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
Sources of Revenues and Expenses
Our revenue is derived from auction fees and various on-premise and off-premise services, and from dealer financing fees, interest income and other revenue at AFC. Although auction revenues primarily include the auction services and related fees, our related receivables and payables include the gross value of the vehicles sold.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2020 and 2019:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees	$887.7	$1,115.3
Service revenue	737.4	1,018.2
Purchased vehicle sales	295.0	295.5
Finance-related revenue	267.6	352.9
Total revenues	2,187.7	2,781.9
Cost of services*	1,284.8	1,617.1
Gross profit*	902.9	1,164.8
Selling, general and administrative	545.4	662.0
Depreciation and amortization	191.3	188.7
Goodwill and other intangibles impairment	29.8	—
Operating profit	136.4	314.1
Interest expense	128.9	189.5
Other (income) expense, net	2.1	(7.7)
Loss on extinguishment of debt	—	2.2
Income from continuing operations before income taxes	5.4	130.1
Income taxes	4.9	37.7
Net income from continuing operations	0.5	92.4
Net income from discontinued operations	—	96.1
Net income	$0.5	$188.5
Net income (loss) from continuing operations per share
Basic	$(0.16)	$0.70
Diluted	$(0.16)	$0.70

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2020, we had revenue of $2,187.7 million compared with revenue of $2,781.9 million for the year ended December 31, 2019, a decrease of 21%. Businesses acquired in 2019 and 2020 accounted for an increase in revenue of $26.8 million or 1% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $2.6 million, or 1%, to $191.3 million for the year ended December 31, 2020, compared with $188.7 million for the year ended December 31, 2019. The increase in depreciation and amortization was primarily the result of certain assets placed in service over the last twelve months.
Goodwill and Other Intangibles Impairment
In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These economic circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited (doing business as ADESA U.K.) through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. As a result of the updated forecasts, an impairment analysis of goodwill and intangibles was conducted. The change in circumstances resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020.

In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships.
Interest Expense
Interest expense decreased $60.6 million, or 32%, to $128.9 million for the year ended December 31, 2020, compared with $189.5 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 1.0% and a decrease of $360.9 million in the average outstanding balance of corporate debt for the year ended December 31, 2020, compared with the year ended December 31, 2019, resulting from the pay down of debt of approximately $1.3 billion in connection with the spin-off of IAA on June 28, 2019 and a net increase in term loan debt of approximately $0.5 billion in connection with the debt refinancing on September 19, 2019. In addition, there was a decrease in interest expense at AFC of $24.9 million, which resulted from a decrease in the average finance receivables balance and interest rates for the year ended December 31, 2020, as compared with the year ended December 31, 2019.
Other (Income) Expense, Net

For the year ended December 31, 2020, we had other expenses of $2.1 million compared with other income of $7.7 million for the year ended December 31, 2019. The decrease in other (income) expense was primarily attributable to an increase in foreign currency losses of $5.6 million and an increase in contingent consideration valuation of $4.7 million, partially offset by other miscellaneous items aggregating $0.5 million.

Loss on Extinguishment of Debt
In September 2019, we amended our Credit Agreement and recorded a $2.2 million pretax charge primarily resulting from the write-off of unamortized debt issue costs associated with Term Loan B-4 and Term Loan B-5.
Income Taxes
We had an effective tax rate of 90.7% for the year ended December 31, 2020, compared with an effective tax rate of 29.0% for the year ended December 31, 2019. The 2020 rate was unfavorably impacted by the goodwill and other intangibles impairment charge and expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded, as well as significantly reduced earnings and a greater proportion of earnings in higher tax jurisdictions. These were partially offset by the tax benefit from law changes, deductions related to stock-based compensation expenses and other discrete benefits.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the year ended December 31, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $96.1 million, respectively. For additional information on the IAA separation, see Note 4 of the Notes to Consolidated Financial Statements.
Impact of Foreign Currency
For the year ended December 31, 2020, fluctuations in the Canadian exchange rate decreased revenue by $1.2 million, operating profit by $0.3 million, net income by $0.2 million and had no impact on net income per diluted share. For the year ended December 31, 2020, fluctuations in the European exchange rate increased revenue by $5.2 million, increased operating profit by $0.1 million, decreased net income by $0.1 million and had no impact on net income per diluted share. In addition, for the year ended December 31, 2020, as a result of the goodwill and other intangibles impairment in the U.K., fluctuations in the British pound exchange rate decreased net income by $0.3 million.
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

New and used car retail activity was reduced to unprecedented levels in early April 2020. Auto retail operations were required to temporarily close and supply and demand for used cars was disrupted. By mid-April, we were experiencing improved retail automobile sales and demand for used vehicle supply was beginning to improve. The Company was prepared to meet the needs of the wholesale used car marketplace with its technology-based auction platforms throughout North America and in Europe. The Company believes that certain changes to its business processes that were necessitated by the COVID-19 outbreak are sustainable going forward. The Company has reduced the labor required to process wholesale auction transactions and reduced its selling, general and administrative expenses.

In March 2020, the Company had over 15,000 active employees. In early April 2020, the Company furloughed approximately 11,000 employees. Since then, we have called back approximately 6,000 of these furloughed employees. We notified approximately 5,000 furloughed employees that changes in our business processes have resulted in the elimination of their positions.
ADESA Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees	$887.7	$1,115.3
Service revenue	737.4	1,018.2
Purchased vehicle sales	295.0	295.5
Total ADESA revenue	1,920.1	2,429.0
Cost of services*	1,205.7	1,520.7
Gross profit*	714.4	908.3
Selling, general and administrative	508.8	621.1
Depreciation and amortization	178.8	175.5
Goodwill and other intangibles impairment	29.8	—
Operating profit (loss)	$(3.0)	$111.7
On-premise vehicles sold	1,511,000	2,137,000
Off-premise vehicles sold	1,551,000	1,647,000
Total vehicles sold	3,062,000	3,784,000
Auction fees per vehicle sold	$290	$295
Gross profit per vehicle sold	$233	$240
Gross profit percentage, excluding purchased vehicles	44.0%	42.6%
Dealer consignment mix	26%	28%
Commercial mix	74%	72%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $508.9 million, or 21%, to $1,920.1 million for the year ended December 31, 2020, compared with $2,429.0 million for the year ended December 31, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold and a decrease in average revenue per vehicle sold due to the mix of vehicles sold. Businesses acquired in 2019 accounted for an increase in revenue of $18.3 million, of which approximately $12.7 million was included in "Purchased vehicle sales." Businesses acquired in 2020 accounted for an increase in revenue of $8.5 million. The change in revenue included the impact of an increase in revenue of $5.2 million due to fluctuations in the European exchange rate and a decrease of $1.1 million due to fluctuations in the Canadian exchange rate.

On-premise marketplace sales are initiated online for vehicles at one of our locations across North America and include Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, TradeRev, BacklotCars and ADESA Europe sales. The 19% decrease in the number of vehicles sold was comprised of a 29% decrease in on-premise vehicles sold and a 6% decrease in off-premise vehicles sold. Volumes sold for the year ended December 31, 2020 were materially impacted by the COVID-19 related restrictions placed on businesses throughout the world. Beginning the week of March 16, we experienced a significant decline in volumes, as customers began to cease operations in response to local, state and provincial directives. Throughout the second, third and fourth quarters, we held all sales through digital marketplaces to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars were not driven through the auction lanes and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Service revenue for the year ended December 31, 2020 decreased $280.8 million, or 28%, primarily as a result of the decrease in vehicles sold and COVID-19 restrictions in the second quarter that limited our on-premise service offerings. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.
Gross Profit
For the year ended December 31, 2020, gross profit for ADESA decreased $193.9 million, or 21%, to $714.4 million, compared with $908.3 million for the year ended December 31, 2019. Gross profit for ADESA was 37.2% of revenue for the year ended December 31, 2020, compared with 37.4% of revenue for the year ended December 31, 2019. Gross profit as a percentage of revenue decreased for the year ended December 31, 2020 as compared with the year ended December 31, 2019, but we have taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19, and vehicles sold online require less labor. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicles. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 44.0% and 42.6% for the years ended December 31, 2020 and 2019, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in 2019 and 2020 accounted for an increase in cost of services of $20.6 million for the year ended December 31, 2020.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $112.3 million, or 18%, to $508.8 million for the year ended December 31, 2020, compared with $621.1 million for the year ended December 31, 2019, primarily due to decreases in compensation expense of $45.7 million, marketing costs of $16.4 million, travel expenses of $13.0 million, severance of $8.2 million, professional fees of $6.4 million, supplies expense of $5.9 million, stock-based compensation of $5.0 million, other employee related expenses of $4.9 million, telecom expenses of $4.8 million, other miscellaneous expenses aggregating $4.8 million and the recording of the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy of $9.8 million, partially offset by increases in information technology costs of $5.7 million and costs associated with acquisitions of $6.9 million.
Goodwill and Other Intangibles Impairment
In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These economic circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited (doing business as ADESA U.K.) through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. As a result of the updated forecasts, an impairment analysis of goodwill and intangibles was conducted. The change in circumstances resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020.
In addition, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships.

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$266.1	$342.1
Other revenue	8.7	10.9
Provision for credit losses	(38.6)	(35.3)
Warranty contract revenue	31.4	35.2
Total AFC revenue	267.6	352.9
Cost of services*	79.1	96.4
Gross profit*	188.5	256.5
Selling, general and administrative	36.6	40.9
Depreciation and amortization	12.5	13.2
Operating profit	$139.4	$202.4
Loan transactions	1,519,000	1,783,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$156	$178

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2020, AFC revenue decreased $85.3 million, or 24%, to $267.6 million, compared with $352.9 million for the year ended December 31, 2019.The decrease in revenue was primarily the result of a 12% decrease in revenue per loan transaction and an 15% decrease in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $22, or 12%, primarily as a result of an increase in provision for credit losses for the year ended December 31, 2020, as well as decreases in interest yield. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses increased to 2.1% of the average managed receivables for the year ended December 31, 2020 from 1.7% for the year ended December 31, 2019.
Gross Profit
For the year ended December 31, 2020, gross profit for the AFC segment decreased $68.0 million, or 27%, to $188.5 million, or 70.4% of revenue, compared with $256.5 million, or 72.7% of revenue, for the year ended December 31, 2019. The decrease in gross profit as a percent of revenue was primarily the result of a 24% decrease in revenue and an 18% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in compensation expense of $7.9 million, PWI expenses of $5.6 million, lot audits of $1.8 million, travel expenses of $1.1 million, incentive-based compensation of $0.5 million and other miscellaneous expenses aggregating $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $4.3 million, or 11%, to $36.6 million for the year ended December 31, 2020, compared with $40.9 million for the year ended December 31, 2019 primarily as a result of decreases in compensation expense of $1.1 million, travel expenses of $1.0 million, PWI expenses of $0.5 million, stock-based compensation of $0.5 million, severance of $0.5 million, promotion expenses of $0.5 million and other miscellaneous expenses aggregating $0.8 million, partially offset by an increase in information technology costs of $0.6 million.

Overview of Results of KAR Auction Services, Inc. for the Year Ended December 31, 2018:
An overview of the results of KAR Auction Services, Inc. for the year ended December 31, 2018 was included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 19, 2020.
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2020 and 2019:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2020	2019
Revenues
Auction fees	$207.0	$261.0
Service revenue	173.5	243.0
Purchased vehicle sales	83.7	79.3
Finance-related revenue	65.4	88.0
Total revenues	529.6	671.3
Cost of services*	325.4	394.9
Gross profit*	204.2	276.4
Selling, general and administrative	139.7	164.7
Depreciation and amortization	50.6	50.1
Operating profit	13.9	61.6
Interest expense	30.5	39.5
Other (income) expense, net	3.9	(2.5)
Income (loss) from continuing operations before income taxes	(20.5)	24.6
Income taxes	(3.4)	9.3
Net income (loss) from continuing operations	(17.1)	15.3
Net income from discontinued operations	—	4.5
Net income (loss)	$(17.1)	$19.8
Net income (loss) from continuing operations per share
Basic	$(0.21)	$0.12
Diluted	$(0.21)	$0.12

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2020, we had revenue of $529.6 million compared with revenue of $671.3 million for the three months ended December 31, 2019, a decrease of 21%. Business acquired in 2020 accounted for an increase in revenue of $8.5 million or 2% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $0.5 million, or 1%, to $50.6 million for the three months ended December 31, 2020, compared with $50.1 million for the three months ended December 31, 2019. The increase in depreciation and amortization was primarily the result of depreciation and amortization for the assets of businesses acquired.

Interest Expense
Interest expense decreased $9.0 million, or 23%, to $30.5 million for the three months ended December 31, 2020, compared with $39.5 million for the three months ended December 31, 2019. The decrease was attributable to a decrease in the weighted average interest rate of approximately 1% and a decrease of $9.5 million in the average outstanding balance of corporate debt for the three months ended December 31, 2020 compared with the three months ended December 31, 2019. In addition, there was a decrease in interest expense at AFC of $6.3 million, which resulted from a decrease in the average finance receivables balance and interest rates for the three months ended December 31, 2020, as compared with the three months ended December 31, 2019. The decrease in interest expense was partially offset by an increase in interest expense on the interest rate swaps of approximately $1.6 million for the three months ended December 31, 2020.
Other (Income) Expense, Net
For the three months ended December 31, 2020, we had other expenses of $3.9 million compared with other income of $2.5 million for the three months ended December 31, 2019. The decrease in other (income) expense was primarily attributable to an increase in contingent consideration valuation of $4.7 million, an increase in foreign currency losses of $1.4 million and other miscellaneous items aggregating $0.3 million.

Income Taxes
We had an effective tax rate of 16.6% on a pre-tax loss for the three months ended December 31, 2020, compared with an effective tax rate of 37.8% for the three months ended December 31, 2019. The 2020 rate was unfavorably impacted by expense for the increase in the estimated value of contingent consideration for which no tax benefit has been recorded, as well as a greater proportion of earnings in higher tax jurisdictions. These were partially offset by the tax benefit from deductions related to stock-based compensation expenses and other discrete benefits.
Net Income from Discontinued Operations
On June 28, 2019, the Company completed the separation of its salvage auction business, IAA, through a spin-off, creating a new independent publicly traded salvage auction company. As such, the financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. For the three months ended December 31, 2020 and 2019, the Company's financial statements included income from discontinued operations of $0.0 million and $4.5 million, respectively.
Impact of Foreign Currency
For the three months ended December 31, 2020, fluctuations in the Canadian exchange rate increased revenue by $0.8 million, operating profit by $0.2 million, net income by $0.1 million and had no impact on net income per diluted share. For the three months ended December 31, 2020, fluctuations in the European exchange rate increased revenue by $4.0 million, increased operating profit by $0.3 million, decreased net income by $0.3 million and had no impact on net income per diluted share.

ADESA Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2020	2019
Auction fees	$207.0	$261.0
Service revenue	173.5	243.0
Purchased vehicle sales	83.7	79.3
Total ADESA revenue	464.2	583.3
Cost of services*	308.4	370.9
Gross profit*	155.8	212.4
Selling, general and administrative	130.6	154.9
Depreciation and amortization	47.7	46.6
Operating profit (loss)	$(22.5)	$10.9
On-premise vehicles sold	328,000	502,000
Off-premise vehicles sold	353,000	385,000
Total vehicles sold	681,000	887,000
Auction fees per vehicle sold	$304	$294
Gross profit per vehicle sold	$229	$239
Gross profit percentage, excluding purchased vehicles	40.9%	42.1%
Dealer consignment mix	31%	28%
Commercial mix	69%	72%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $119.1 million, or 20%, to $464.2 million for the three months ended December 31, 2020, compared with $583.3 million for the three months ended December 31, 2019. The decrease in revenue was the result of a decrease in the number of vehicles sold, partially offset by an increase in purchase vehicle sales. Businesses acquired in 2020 accounted for an increase in revenue of $8.5 million. The change in revenue included the impact of an increase in revenue of $4.0 million due to fluctuations in the European exchange rate and $0.7 million due to fluctuations in the Canadian exchange rate.
On-premise marketplace sales are initiated online for vehicles at one of our locations across North America and include Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, TradeRev, BacklotCars and ADESA Europe sales. The 23% decrease in the number of vehicles sold was primarily attributable to a 35% decrease in on-premise vehicles sold and an 8% decrease in off-premise vehicles sold. Volumes sold for the three months ended December 31, 2020 were materially impacted by the COVID-19 related restrictions placed on businesses. For the three months ended December 31, 2020 we held all sales through digital marketplaces to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars were not driven through the auction lanes and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Service revenue for the quarter ended December 31, 2020 decreased $69.5 million, or 29%, primarily as a result of the decrease in vehicles sold. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.
Gross Profit
For the three months ended December 31, 2020, gross profit for ADESA decreased $56.6 million, or 27%, to $155.8 million, compared with $212.4 million for the three months ended December 31, 2019. Gross profit for ADESA was 33.6% of revenue for the three months ended December 31, 2020, compared with 36.4% of revenue for the three months ended December 31, 2019. Gross profit as a percentage of revenue decreased for the three months ended December 31, 2020 as compared with the three months ended December 31, 2019 primarily related to the increase in purchase vehicle sales and the impact of lower volumes. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 40.9% and 42.1% for the three months ended December 31, 2020 and 2019, respectively. Businesses acquired in 2020 accounted for an increase in cost of services of $5.0 million for the quarter ended December 31, 2020. We have also taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $24.3 million, or 16%, to $130.6 million for the three months ended December 31, 2020, compared with $154.9 million for the three months ended December 31, 2019, primarily due to decreases in compensation expense of $12.4 million, severance of $8.5 million, marketing costs of $4.0 million, travel expenses of $3.1 million, bad debt expense of $2.2 million, stock-based compensation of $2.1 million, other employee related expenses of $1.3 million, telecom expenses of $1.2 million, supplies expense of $1.1 million and other miscellaneous expenses aggregating $4.5 million, partially offset by increases in incentive-based compensation of $7.8 million, costs associated with acquisitions of $5.0 million, professional fees of $2.2 million and information technology costs of $1.1 million.
AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2020	2019
Finance-related revenue
Interest and fee income	$61.4	$86.0
Other revenue	1.9	2.8
Provision for credit losses	(2.7)	(9.8)
Warranty contract revenue	4.8	9.0
Total AFC revenue	65.4	88.0
Cost of services*	17.0	24.0
Gross profit*	48.4	64.0
Selling, general and administrative	9.1	9.8
Depreciation and amortization	2.9	3.5
Operating profit	$36.4	$50.7
Loan transactions	327,000	443,000
Revenue per loan transaction, excluding "Warranty contract revenue"	$186	$178

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2020, AFC revenue decreased $22.6 million, or 26%, to $65.4 million, compared with $88.0 million for the three months ended December 31, 2019. The decrease in revenue was primarily the result of a 26% decrease in loan transactions, partially offset by a 4% increase in revenue per loan transaction. Warranty contract revenue decreased $4.2 million for the three months ended December 31, 2020, compared with the three months ended December 31, 2019, as PWI was sold in December 2020.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $8, or 4%, primarily as a result of an increase in loan values and a decrease in provision for credit losses for the three months ended December 31, 2020, partially offset by decreases in interest yield and average portfolio duration. Revenue per loan transaction excludes "Warranty contract revenue."
The provision for credit losses decreased to 0.6% of the average managed receivables for the three months ended December 31, 2020 from 1.9% for the three months ended December 31, 2019.

Gross Profit
For the three months ended December 31, 2020, gross profit for the AFC segment decreased $15.6 million, or 24%, to $48.4 million, or 74.0% of revenue, compared with $64.0 million, or 72.7% of revenue, for the three months ended December 31, 2019. The increase in gross profit as a percent of revenue was primarily the result of a 26% decrease in revenue and an 29% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in PWI expenses of $3.0 million, compensation expense of $2.8 million, lot audits of $0.8 million and other miscellaneous expenses aggregating $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $0.7 million, or 7%, to $9.1 million for the three months ended December 31, 2020, compared with $9.8 million for the three months ended December 31, 2019. The decrease in selling, general and administrative expenses was primarily attributable to decreases in compensation expense of $0.5 million, severance of $0.4 million, PWI expenses of $0.4 million and other miscellaneous expenses aggregating $0.4 million, partially offset by an increase in incentive-based compensation of $1.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	December 31,
(Dollars in millions)	2020	2019
Cash and cash equivalents	$752.1	$507.6
Restricted cash	60.2	53.3
Working capital	924.6	726.8
Amounts available under the Revolving Credit Facility*	325.0	325.0
Cash flow from operations for the year ended	384.4	380.8
*    There were related outstanding letters of credit totaling approximately $28.5 million and $27.4 million at December 31, 2020 and 2019, respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.
We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions. The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business. As a result, we have implemented several measures that we believe will enhance liquidity for the foreseeable future. Some of these measures included reducing our compensation expense (including a reduction of base salaries across many levels of the organization, including the elimination of base salaries for our Chief Executive Officer, Chief Financial Officer and President and 50% reduction of base salaries for our other executive officers during the second quarter of 2020, furloughs and a reduction in force, among others), prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our on-premise marketplace locations and temporarily suspending the Company's quarterly dividend.
In addition, in June 2020 we issued and sold an aggregate of 550,000 shares Series A Preferred Stock of the Company in private placements for net proceeds of approximately $528.2 million, as described in Note 14, "Convertible Preferred Stock."
We have also taken advantage of legislation introduced to assist companies during this time. In the second, third and fourth quarters of 2020, we recorded a total of approximately $8.3 million of employee retention credits taken under the CARES Act and approximately $16.0 million under the Canada Emergency Wage Subsidy. These credits partially offset salaries and medical costs recorded in the U.S. and Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued disruption could materially affect our liquidity.

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
Approximately $158.1 million of available cash was held by our foreign subsidiaries at December 31, 2020. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
Credit Facilities
On September 2, 2020, we entered into the Fifth Amendment Agreement (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment (1) eliminated the financial covenant “holiday” provided by the Fourth Amendment Agreement, dated as of May 29, 2020 (the “Fourth Amendment”); (2) eliminated the changes to the calculation of Consolidated EBITDA for the purposes of the financial covenant compliance for the fiscal quarters ending September 30, 2021 and December 31, 2021, as provided by the Fourth Amendment; (3) removed the monthly minimum liquidity covenant provided by the Fourth Amendment; and (4) eliminated the limitations imposed by the Fourth Amendment on the Company’s ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness.
On May 29, 2020, we entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment (1) provided a financial covenant “holiday” through and including June 30, 2021; (2) for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, permitted the Consolidated EBITDA for the applicable test period to be calculated on an annualized basis, excluding results prior to April 1, 2021; (3) established a monthly minimum liquidity covenant of $225.0 million through and including September 30, 2021; and (4) effectively placed certain limitations on the ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness until October 1, 2021.
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
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.44% at December 31, 2020.

On December 31, 2020, $938.1 million was outstanding on Term Loan B-6 and there were no borrowings on the Revolving Credit Facility. In addition, we had related outstanding letters of credit in the aggregate amount of $28.5 million and $27.4 million at December 31, 2020 and December 31, 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $36.6 million (€30 million) of which $14.8 million was drawn at December 31, 2020.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestriced cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 0.7 at December 31, 2020.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 12, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2020.
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
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2017. We may redeem the senior notes, in whole or in part, at a premium that declines ratably to par in 2023. The senior notes are guaranteed by the Subsidiary Guarantors.

Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at December 31, 2020.
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
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at December 31, 2020. In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,911.0 million and $2,115.2 million at December 31, 2020 and December 31, 2019, respectively. AFC's allowance for losses was $22.0 million and $15.0 million at December 31, 2020 and December 31, 2019, respectively.
As of December 31, 2020 and December 31, 2019, $1,865.3 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,261.2 million and $1,461.2 million of obligations collateralized by finance receivables at December 31, 2020 and December 31, 2019, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $21.6 million and $13.2 million at December 31, 2020 and December 31, 2019, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2020, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended December 31, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss) from continuing operations	$(38.5)	$21.4	$(17.1)
Add back:
Income taxes	(9.7)	6.3	(3.4)
Interest expense, net of interest income	21.5	8.8	30.3
Depreciation and amortization	47.7	2.9	50.6
Intercompany interest	0.1	(0.1)	—
EBITDA	21.1	39.3	60.4
Non-cash stock-based compensation	2.5	0.5	3.0
Acquisition related costs	4.1	—	4.1
Securitization interest	—	(6.2)	(6.2)
Loss on asset sales	0.2	—	0.2
Severance	0.9	—	0.9
Foreign currency (gains)/losses	1.7	—	1.7
Contingent consideration adjustment	4.7	—	4.7
Other	(1.7)	0.4	(1.3)
Total addbacks	12.4	(5.3)	7.1
Adjusted EBITDA	$33.5	$34.0	$67.5

	Three Months Ended December 31, 2019
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss) from continuing operations	$(12.6)	$27.9	$15.3
Add back:
Income taxes	0.6	8.7	9.3
Interest expense, net of interest income	23.3	15.0	38.3
Depreciation and amortization	46.6	3.5	50.1
Intercompany interest	0.9	(0.9)	—
EBITDA	58.8	54.2	113.0
Non-cash stock-based compensation	4.6	0.6	5.2
Acquisition related costs	1.8	0.1	1.9
Securitization interest	—	(13.0)	(13.0)
Loss on asset sales	0.4	—	0.4
Severance	8.9	0.7	9.6
Foreign currency (gains)/losses	0.3	—	0.3
Other	4.6	—	4.6
Total addbacks	20.6	(11.6)	9.0
Adjusted EBITDA	$79.4	$42.6	$122.0

	Year Ended December 31, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss) from continuing operations	$(79.1)	$79.6	$0.5
Add back:
Income taxes	(17.0)	21.9	4.9
Interest expense, net of interest income	88.3	39.0	127.3
Depreciation and amortization	178.8	12.5	191.3
Intercompany interest	1.1	(1.1)	—
EBITDA	172.1	151.9	324.0
Non-cash stock-based compensation	12.8	2.3	15.1
Acquisition related costs	8.8	—	8.8
Securitization interest	—	(27.3)	(27.3)
Loss on asset sales	1.3	—	1.3
Severance	11.1	0.4	11.5
Foreign currency (gains)/losses	4.9	—	4.9
Goodwill and other intangibles impairment	29.8	—	29.8
Contingent consideration adjustment	4.7	—	4.7
Other	2.1	0.4	2.5
Total addbacks	75.5	(24.2)	51.3
Adjusted EBITDA	$247.6	$127.7	$375.3

	Year Ended December 31, 2019
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss) from continuing operations	$(13.6)	$106.0	$92.4
Add back:
Income taxes	(0.1)	37.8	37.7
Interest expense, net of interest income	122.9	63.5	186.4
Depreciation and amortization	175.5	13.2	188.7
Intercompany interest	5.0	(5.0)	—
EBITDA	289.7	215.5	505.2
Non-cash stock-based compensation	17.6	2.7	20.3
Loss on extinguishment of debt	2.2	—	2.2
Acquisition related costs	11.6	0.6	12.2
Securitization interest	—	(54.9)	(54.9)
Loss on asset sales	2.1	—	2.1
Severance	14.3	1.0	15.3
Foreign currency (gains)/losses	(0.7)	—	(0.7)
IAA allocated costs	2.1	0.2	2.3
Other	6.0	—	6.0
Total addbacks	55.2	(50.4)	4.8
Adjusted EBITDA	$344.9	$165.1	$510.0

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Net income (loss)	$2.8	$(32.3)	$47.1	$(17.1)	$0.5
Add back:
Income taxes	2.0	(4.6)	10.9	(3.4)	4.9
Interest expense, net of interest income	37.2	30.6	29.2	30.3	127.3
Depreciation and amortization	47.7	46.5	46.5	50.6	191.3
EBITDA	89.7	40.2	133.7	60.4	324.0
Non-cash stock-based compensation	5.3	2.9	3.9	3.0	15.1
Acquisition related costs	1.4	0.9	2.4	4.1	8.8
Securitization interest	(11.4)	(6.0)	(3.7)	(6.2)	(27.3)
Loss on asset sales	0.5	0.5	0.1	0.2	1.3
Severance	1.8	6.5	2.3	0.9	11.5
Foreign currency (gains)/losses	0.4	2.7	0.1	1.7	4.9
Goodwill and other intangibles impairment	—	29.8	—	—	29.8
Contingent consideration adjustment	—	—	—	4.7	4.7
Other	0.9	2.5	0.4	(1.3)	2.5
Total addbacks	(1.1)	39.8	5.5	7.1	51.3
Adjusted EBITDA	$88.6	$80.0	$139.2	$67.5	$375.3

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2020	2019
Net cash provided by (used by):
Operating activities - continuing operations	$384.4	$380.8
Operating activities - discontinued operations	—	161.2
Investing activities - continuing operations	(326.6)	(415.0)
Investing activities - discontinued operations	—	(37.4)
Financing activities - continuing operations	194.8	(1,163.8)
Financing activities - discontinued operations	—	1,317.6
Effect of exchange rate on cash	(1.2)	12.8
Net increase in cash, cash equivalents and restricted cash	$251.4	$256.2
Cash flow provided by operating activities (continuing operations) was $384.4 million for the year ended December 31, 2020, compared with $380.8 million for the year ended December 31, 2019. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net increase in non-cash item adjustments, partially offset by decreased profitability attributable to reduced operations beginning March 20, 2020, resulting from COVID-19 restrictions on our business.
Net cash used by investing activities (continuing operations) was $326.6 million for the year ended December 31, 2020, compared with $415.0 million for the year ended December 31, 2019. The increase in net cash from investing activities was primarily attributable to:
•a net decrease in finance receivables held for investment of approximately $303.3 million;
•a reduction in capital expenditures of approximately $60.2 million; and
•net proceeds from the sale of PWI of approximately $24.3 million;
partially offset by:
•an increase in cash used for acquisitions of approximately $300.3 million.
Net cash provided by financing activities (continuing operations) was $194.8 million for the year ended December 31, 2020, compared with net cash used by financing activities of $1,163.8 million for the year ended December 31, 2019. The increase in net cash from financing activities was primarily attributable to:
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
•a decrease in dividends paid to stockholders of approximately $115.3 million;
•a decrease in the repurchase of common stock of $109.5 million; and
•a decrease in cash transferred to IAA of $50.9 million;
partially offset by:
•a net decrease in the obligations collateralized by finance receivables of approximately $194.9 million;
•a net decrease in borrowings on lines of credit of approximately $33.3 million; and
•an increase in cash used for payments of contingent consideration of approximately $21.8 million.

Capital Expenditures
Capital expenditures for the years ended December 31, 2020 and 2019 approximated $101.4 million and $161.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and capacity expansion. Capital expenditures are expected to be approximately $125 million for fiscal year 2021. Future capital expenditures could vary substantially based on capital project timing, the opening of new auction facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. As of December 31, 2020 , the holders of the Series A Preferred Stock had received dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
Acquisition
In November 2020, ADESA completed the acquisition of BacklotCars for approximately $421.0 million, net of cash acquired. BacklotCars is an app and web-based dealer-to-dealer wholesale platform featuring a 24/7 “bid-ask” marketplace offering vehicles with comprehensive inspections performed by automobile mechanics. The acquisition is expected to further diversify the Company's broad portfolio of digital capabilities and accelerate the Company’s strategy to be a leading digital dealer-to-dealer marketplace provider.
The purchased assets included accounts receivable, property and equipment, software, customer relationships and tradenames. Financial results for BacklotCars have been included in our consolidated financial statements from the date of acquisition. In addition, as part of the acquisition of BacklotCars, we assumed line-of-credit debt of approximately $9.5 million which was paid off in the fourth quarter of 2020.
The acquired assets and assumed liabilities of BacklotCars were recorded at fair value, including $78.8 million to intangible assets, representing the fair value of acquired customer relationships of $66.4 million, software of $8.3 million and tradenames of $4.1 million, which are being amortized over their expected useful lives. The multi-period excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty rates. The purchase accounting associated with this acquisition is preliminary, subject to obtaining information to determine the fair value of certain assets and liabilities. The acquisition resulted in a preliminary estimate of $354.8 million of goodwill. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2020.

Contractual Obligations
The table below sets forth a summary of our contractual debt and lease obligations as of December 31, 2020. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. This table does not include the obligations related to our Series A Preferred Stock discussed in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The following summarizes our contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt
$325 million Revolving Credit Facility	$—	$—	$—	$—	$—
Term Loan B-6 (a)	938.1	9.5	19.0	19.0	890.6
Senior notes (a)	950.0	—	—	950.0	—
European lines of credit	14.8	14.8	—	—	—
Finance lease obligations (b)	17.3	9.4	7.7	0.2	—
Interest payments relating to long-term debt (c)	345.8	72.4	143.8	113.4	16.2
Operating leases (d)	512.4	58.3	108.7	101.1	244.3
Other long-term liabilities	37.9	37.9	—	—	—
Total contractual cash obligations	$2,816.3	$202.3	$279.2	$1,183.7	$1,151.1
________________________________________
(a)The table assumes the long-term debt is held to maturity.
(b)We have entered into finance leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the finance leases. Future finance lease obligations would change if we entered into additional finance lease agreements.
(c)Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2020.
(d)Operating leases are entered into in the normal course of business. We lease most of our auction facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.
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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2020, which are included in this Annual Report on Form 10-K.

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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including approximately 55,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the year ended December 31, 2020, our provision for credit losses would have increased by approximately $3.7 million in 2020.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In 2020, we performed a quantitative impairment assessment for our reporting units. This assessment resulted in the impairment of goodwill totaling $25.5 million in our ADESA Remarketing Limited reporting unit (doing business as ADESA U.K.). For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form

10-K. Based on our previous goodwill assessments, the Company did not identify a reporting unit for which the goodwill was impaired in 2019 or 2018.
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
We review other intangible assets for possible impairment whenever circumstances indicate that their carrying amount may not be recoverable. If it is determined that the carrying amount of an other intangible asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, we would recognize a loss to the extent that the carrying amount exceeds the fair value of the asset. Management judgment is involved in both deciding if testing for recovery is necessary and in estimating undiscounted cash flows. Our impairment analysis is based on the current business strategy, expected growth rates and estimated future economic conditions. In 2020, this analysis resulted in the impairment of customer relationships of approximately $4.3 million in our ADESA Remarketing Limited reporting unit (doing business as ADESA U.K.). For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $4.9 million for the year ended December 31, 2020 and foreign currency gains on intercompany loans were approximately $0.7 million for the year ended December 31, 2019. Canadian currency translation negatively affected net income by approximately $0.2 million and $0.6 million for the year ended December 31, 2020 and 2019, respectively. A 1% change in the month-end Canadian exchange rate for the year ended December 31, 2020 would have impacted foreign currency losses on intercompany loans by $0.9 million and net income by $0.6 million. A 1% change in the average Canadian exchange rate for the year ended December 31, 2020 would have impacted net income by approximately $0.5 million. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate swap agreements to manage our exposure to interest rate changes. We have designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt. There was no significant ineffectiveness for the year ended December 31, 2020.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2020 would have resulted in an increase in interest expense of approximately $4.4 million.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and include those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;
•Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the BacklotCars acquisition from our assessment of internal control over financial reporting as of December 31, 2020 because we are continuing to integrate the acquisition into our corporate processes. The total assets of the 2020 acquisition represent 6.9% and the total revenues of the 2020 acquisition represent 0.4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. No potential internal control changes due to the new acquisition would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2020, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
KAR Auction Services, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired BacklotCars, Inc. (“2020 acquisition”) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, internal control over financial reporting associated with the 2020 acquisition with total assets of 6.9% and total revenues of 0.4% of the related amounts included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the 2020 acquisition.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2020, the Company has changed its method of accounting for credit losses due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 326: Financial Instruments – Credit Losses.
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
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2020 was $22 million (the ACL). The Company estimates the ACL using a methodology that first considers quantitative models that calculate historical loss rates using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The Company’s methodology is also based on management's evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses (qualitative risk factors).
We identified the assessment of qualitative risk factors used in the ACL estimate as a critical audit matter. Due to significant measurement uncertainty, such assessment required complex and subjective auditor judgment, including specialized skill and knowledge. This assessment involved evaluating the qualitative framework and related risk factors, including the impacts of the coronavirus pandemic and governmental relief programs. These factors increase the likelihood that qualitative risk factors were necessary in order to capture estimated credit losses not captured through the quantitative models.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the ACL estimate, including controls over the (1) development and approval of the overall allowance for credit losses methodology, which includes the qualitative framework and related risk factors and (2) determination of the qualitative risk factors. We evaluated the Company’s process to develop the qualitative framework and related risk factors including testing the sources of data, factors, and assumptions that the Company used and considering whether they are relevant and reliable. We evaluated credit metric trends impacting the ACL estimate, including the qualitative risk factors, for consistency with trends in the Company’s historical loan portfolio growth and credit performance. We involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating (1) the Company’s ACL methodology, which included the qualitative framework and related risk factors, for compliance with U.S. generally accepted accounting principles and (2) the qualitative risk factors and their relationship to the quantitative models and whether additional or alternative sources of data, factors or assumptions should be used.
Fair value measurement of certain customer relationships and technology intangible assets in the acquisition of BacklotCars, Inc.
As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of BacklotCars, Inc. in November for approximately $421.0 million, net of cash acquired. The acquisition was accounted for as a business combination. The consideration paid in the acquisition must be allocated to the acquired assets and liabilities assumed generally based on their fair value with the excess of the purchase price over those fair values allocated to goodwill. Of the total assets acquired, the fair value ascribed to customer relationships and technology intangible assets amounted to $66.4 million and $8.3 million, respectively.
We identified the assessment of the forecasted revenue growth rate and the estimated royalty rate assumptions used in estimating the fair values assigned to certain customer relationships and technology intangible assets as a critical audit matter. The forecasted revenue growth rate used to estimate the fair value of these intangible assets was based on Company developed data and sensitive to variation, such that minor changes in the assumption could cause significant changes in the estimated fair values. Additionally, the royalty rate used to estimate the fair value of the technology intangible asset was sensitive to variation, such that minor changes in the assumption could cause significant changes in the estimated fair value.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the fair value measurements, including controls over the development of the valuation method and the judgments made to develop the assumptions of the forecasted revenue growth rate and estimated royalty rate. We evaluated the relevance and reliability of the underlying inputs and data used to develop the forecasted revenue growth rate and estimated royalty rate. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating (1) the methodologies used to estimate the fair value of the intangible assets for compliance with U.S. generally accepted accounting principles, (2) the forecasted revenue growth rate by comparing the financial projections to current industry and economic trends, the historic financial performance of the acquired business, and the Company’s history with other acquisitions, and (3) the royalty rate, which included an analysis and comparison of the selected royalty rate to ranges of royalty rates observed in comparable licensing agreements.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana
February 18, 2021

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues
Auction fees	$887.7	$1,115.3	$1,048.0
Service revenue	737.4	1,018.2	937.1
Purchased vehicle sales	295.0	295.5	116.8
Finance-related revenue	267.6	352.9	340.9
Total operating revenues	2,187.7	2,781.9	2,442.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,284.8	1,617.1	1,321.5
Selling, general and administrative	545.4	662.0	608.8
Depreciation and amortization	191.3	188.7	172.4
Goodwill and other intangibles impairment	29.8	—	—
Total operating expenses	2,051.3	2,467.8	2,102.7
Operating profit	136.4	314.1	340.1
Interest expense	128.9	189.5	191.2
Other (income) expense, net	2.1	(7.7)	(3.0)
Loss on extinguishment of debt	—	2.2	—
Income from continuing operations before income taxes	5.4	130.1	151.9
Income taxes	4.9	37.7	34.3
Income from continuing operations	$0.5	$92.4	$117.6
Income from discontinued operations, net of income taxes	—	96.1	210.4
Net income	$0.5	$188.5	$328.0
Net income (loss) per share - basic
Income (loss) from continuing operations	$(0.16)	$0.70	$0.88
Income from discontinued operations	—	0.73	1.56
Net income (loss) per share - basic	$(0.16)	$1.43	$2.44
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(0.16)	$0.70	$0.87
Income from discontinued operations	—	0.72	1.55
Net income (loss) per share - diluted	$(0.16)	$1.42	$2.42
Dividends declared per common share	$0.19	$1.08	$1.40

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$0.5	$188.5	$328.0
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	17.8	19.9	(36.1)
Unrealized loss on interest rate derivatives, net of tax	(19.5)	—	—
Total other comprehensive income (loss), net of tax	(1.7)	19.9	(36.1)
Comprehensive income (loss)	$(1.2)	$208.4	$291.9

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$752.1	$507.6
Restricted cash	60.2	53.3
Trade receivables, net of allowances of $12.1 and $9.5	367.2	457.5
Finance receivables, net of allowances of $22.0 and $15.0	1,889.0	2,100.2
Other current assets	106.7	125.9
Total current assets	3,175.2	3,244.5
Other assets
Goodwill	2,140.2	1,821.7
Customer relationships, net of accumulated amortization of $668.6 and $637.4	211.3	207.9
Other intangible assets, net of accumulated amortization of $362.0 and $292.4	290.2	298.5
Operating lease right-of-use assets	350.6	364.1
Property and equipment, net of accumulated depreciation of $596.4 and $534.3	589.9	609.0
Other assets	40.8	35.5
Total other assets	3,623.0	3,336.7
Total assets	$6,798.2	$6,581.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2020	2019
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$688.9	$704.6
Accrued employee benefits and compensation expenses	81.3	72.7
Accrued interest	6.5	7.9
Other accrued expenses	185.2	216.9
Income taxes payable	3.2	1.1
Dividends payable	—	24.5
Obligations collateralized by finance receivables	1,261.2	1,461.2
Current maturities of long-term debt	24.3	28.8
Total current liabilities	2,250.6	2,517.7
Non-current liabilities
Long-term debt	1,853.8	1,861.3
Deferred income tax liabilities	128.6	134.5
Operating lease liabilities	344.2	358.3
Other liabilities	55.4	59.2
Total non-current liabilities	2,382.0	2,413.3
Commitments and contingencies (Note 18)
Temporary equity
Series A convertible preferred stock (Note 14)	549.8	—
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
129,700,156 (2020)
128,833,452 (2019)	1.3	1.3
Additional paid-in capital	1,046.5	1,028.9
Retained earnings	600.7	651.0
Accumulated other comprehensive loss	(32.7)	(31.0)
Total stockholders' equity	1,615.8	1,650.2
Total liabilities, temporary equity and stockholders' equity	$6,798.2	$6,581.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	134.3	$1.3	$1,251.8	$257.0	$(25.2)	$1,484.9
Cumulative effect adjustment for adoption of ASC Topic 606, net of tax				(3.0)		(3.0)
Net income				328.0		328.0
Other comprehensive loss					(36.1)	(36.1)
Issuance of common stock under stock plans	1.5		15.0			15.0
Surrender of RSUs for taxes	(0.2)		(10.2)			(10.2)
Stock-based compensation expense			23.4			23.4
Repurchase and retirement of common stock	(2.7)		(150.0)			(150.0)
Dividends earned under stock plans			1.9	(1.9)		—
Cash dividends declared to stockholders ($1.40 per share)				(187.8)		(187.8)
Balance at December 31, 2018	132.9	1.3	1,131.9	392.3	(61.3)	1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				188.5		188.5
Other comprehensive income					19.9	19.9
Issuance of common stock under stock plans	0.9		4.3			4.3
Surrender of RSUs for taxes	(0.2)		(10.8)			(10.8)
Stock-based compensation expense			21.4			21.4
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plans			1.8	(1.8)		—
Cash dividends declared to stockholders ($1.08 per share)				(142.3)		(142.3)
Balance at December 31, 2019	128.8	1.3	1,028.9	651.0	(31.0)	1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net income				0.5		0.5
Other comprehensive loss					(1.7)	(1.7)
Issuance of common stock under stock plans	0.8		2.1			2.1
Issuance of common stock - private placement	0.9		15.0			15.0
Surrender of RSUs for taxes	(0.2)		(4.0)			(4.0)
Stock-based compensation expense			14.0			14.0
Repurchase and retirement of common stock	(0.6)		(10.2)			(10.2)
Dividends earned under stock plans			0.7	(0.9)		(0.2)
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Dividends on preferred stock				(21.6)		(21.6)
Balance at December 31, 2020	129.7	$1.3	$1,046.5	$600.7	$(32.7)	$1,615.8

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$0.5	$188.5	$328.0
Net income from discontinued operations	—	(96.1)	(210.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191.3	188.7	172.4
Provision for credit losses	43.8	40.1	36.9
Deferred income taxes	(7.2)	(3.3)	3.0
Amortization of debt issuance costs	11.7	12.2	10.6
Stock-based compensation	14.0	19.6	19.6
Goodwill and other intangibles impairment	29.8	—	—
Loss on extinguishment of debt	—	2.2	—
Other non-cash, net	9.7	12.1	(0.4)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	117.9	(3.0)	(49.0)
Accounts payable and accrued expenses	(27.1)	19.8	127.9
Net cash provided by operating activities - continuing operations	384.4	380.8	438.6
Net cash provided by operating activities - discontinued operations	—	161.2	284.3
Investing activities
Net decrease (increase) in finance receivables held for investment	170.6	(132.7)	(138.6)
Acquisition of businesses (net of cash acquired)	(421.0)	(120.7)	(45.2)
Purchases of property, equipment and computer software	(101.4)	(161.6)	(131.3)
Proceeds from the sale of PWI	24.3	—	—
Proceeds from the sale of property and equipment	0.9	—	—
Net cash used by investing activities - continuing operations	(326.6)	(415.0)	(315.1)
Net cash used by investing activities - discontinued operations	—	(37.4)	(66.1)
Financing activities
Net decrease in book overdrafts	(6.9)	(4.7)	(20.7)
Net (decrease) increase in borrowings from lines of credit	(14.0)	19.3	—
Net (decrease) increase in obligations collateralized by finance receivables	(191.1)	3.8	101.4
Proceeds from issuance of Series A Preferred Stock	550.1	—	—
Payments for issuance costs of Series A Preferred Stock	(21.9)	—	—
Proceeds from long-term debt	—	947.6	—
Payments for debt issuance costs/amendments	(18.5)	(14.1)	(12.5)
Payments on long-term debt	(9.5)	(1,749.0)	(17.0)
Payments on finance leases	(16.1)	(15.9)	(15.4)
Payments of contingent consideration and deferred acquisition costs	(31.2)	(9.4)	(18.1)
Issuance of common stock under stock plans	2.1	4.3	15.0
Issuance of common stock - private placement	15.0	—	—
Tax withholding payments for vested RSUs	(4.0)	(10.8)	(10.2)
Repurchase and retirement of common stock	(10.2)	(119.7)	(150.0)
Dividends paid to stockholders	(49.0)	(164.3)	(188.3)
Cash transferred to IAA	—	(50.9)	—
Net cash provided by (used by) financing activities - continuing operations	194.8	(1,163.8)	(315.8)
Net cash provided by (used by) financing activities - discontinued operations	—	1,317.6	(4.3)
Effect of exchange rate changes on cash	(1.2)	12.8	(20.4)
Net increase in cash, cash equivalents and restricted cash	251.4	256.2	1.2
Cash, cash equivalents and restricted cash at beginning of period	560.9	304.7	303.5
Cash, cash equivalents and restricted cash at end of period	$812.3	$560.9	$304.7
Cash paid for interest, net of proceeds from interest rate derivatives	$116.6	$170.0	$180.8
Cash paid for taxes, net of refunds - continuing operations	$16.6	$37.8	$57.9
Cash paid for taxes, net of refunds - discontinued operations	$—	$41.4	$64.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), Nth Gen Software Inc. ("TradeRev"), BacklotCars, Inc. ("BacklotCars"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW"));
•"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc. PWI was sold on December 1, 2020;
•"Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014 (as amended, amended and restated, modified or supplemented from time to time), among KAR Auction Services, Inc., as the borrower, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank N.A., as administrative agent;
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal outstanding at December 31, 2020);
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (571,606 shares of Series A Preferred Stock were outstanding at December 31, 2020);
•"Term Loan B-4" refers to the senior secured term loan B-4 facility, the terms of which are set forth in the Credit Agreement;
•"Term Loan B-5" refers to the senior secured term loan B-5 facility, the terms of which are set forth in the Credit Agreement; and
•"2017 Revolving Credit Facility" refers to the $350 million senior secured revolving credit facility existing under the Credit Agreement prior to September 19, 2019.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of December 31, 2020, we have a North American network of 74 facilities and we also offer online auctions. ADESA also includes TradeRev, an online automotive remarketing platform where dealers can launch and participate in real-time vehicle auctions at any time, BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through on-premise and off-premise marketplaces. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our commercial consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through 115 locations throughout the United States and Canada as of December 31, 2020. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, TradeRev, other used vehicle and salvage auctions and non-auction purchases.
Prior to December 2020, in addition to floorplan financing, AFC also provided independent used vehicle dealers with vehicle service contracts. In October 2020, a subsidiary of ADESA signed a definitive agreement to sell all of the issued and outstanding shares of capital stock of PWI Holdings, Inc., the Company's extended vehicle service contract business ("PWI"), to certain subsidiaries of Kingsway Financial Services Inc. for a purchase price of approximately $24.3 million in cash and a deferred payment of approximately $1.1 million (subject to customary adjustments). The closing of the transaction was completed on December 1, 2020.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of KAR Auction Services and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Reclassifications
ADESA's "Auction fees and services revenue" reported in the consolidated statements of income for the years ended December 31, 2019 and 2018 have been broken out between "Auction fees" and "Service revenue" in the consolidated statement of income to conform with the presentation for the year ended December 31, 2020.
Historically, the costs and expenses of the holding company were reported separately from the reportable segments and included expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense included the interest expense incurred on finance leases and the corporate debt structure. Intercompany charges related primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company. Due to the spin-off of IAA in 2019 and the Company's transition from physical marketplaces to digital marketplaces, the Company has simplified its business and operations. Corporate expenses, previously reported as holding company expenses, are now included the segments. Certain known expenses (e.g., information technology costs) were recorded directly to the ADESA and AFC segments. Interest expense previously reported by the holding company has been recorded in the ADESA segment. The residual shared services expenses were recorded at ADESA and

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

allocated to AFC based on revenue and employee headcount. Holding company amounts reported in the segment results in the consolidated financial statements prior to December 31, 2020 have been reclassified to conform to the current presentation.
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
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We currently use interest rate swaps that are designated and qualify as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives is recorded in "Other liabilities" on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges are recorded as a component of "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt.
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a loss of $4.9 million for the year ended December 31, 2020, a gain of $0.7 million for the year ended December 31, 2019 and a loss of $3.7 million for the year ended December 31, 2018. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Restricted Cash
AFC Funding Corporation, a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary of AFC, is required to maintain a minimum cash reserve of 1 or 3 percent of total receivables sold to the group of bank purchasers as security for the receivables sold. Automotive Finance Canada Inc. ("AFCI") is also required to maintain a minimum cash reserve of 1 or 3 percent of total receivables sold to its securitization facilities. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Such reserves are presented as "Restricted cash" on the consolidated balance sheets.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

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
Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers and commercial sellers. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.
Trade receivables are reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's evaluation of the receivables under current conditions, the aging of the receivables, review of specific collection issues and such other factors which in management's judgment deserve recognition in estimating losses.
We also maintain an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. AFC’s finance receivables represent revolving line of credit arrangements extended to used car dealers and are secured by collateral which is a key credit quality indicator monitored by the Company. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance which is estimated using a loss-rate method. We estimate the allowance for credit losses using a methodology that first considers historical loss rates calculated using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The allowance for credit losses is also based on management's evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, litigation and bankruptcy proceedings with individual customers.
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. We adopted Topic 326 in the first quarter of 2020 and the change in methodology for measuring credit losses resulted in an increase in the allowance for credit losses of approximately $5.0 million. The cumulative effect of this change was recognized, net of tax, as a $3.8 million adjustment to retained earnings on January 1, 2020.
Other Current Assets
Other current assets consist of inventories, prepaid expenses, taxes receivable and other miscellaneous assets. The inventories, which consist of vehicles, supplies and parts, are accounted for on the specific identification method and are stated at the lower of cost or net realizable value.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. ASC 350, Intangibles—Goodwill and Other, permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. Under the quantitative assessment for goodwill impairment, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the fair value of that goodwill, not to exceed the carrying amount of goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis.
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
December 31, 2020, 2019 and 2018

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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $81.8 million and $88.7 million at December 31, 2020 and 2019, respectively.
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
December 31, 2020, 2019 and 2018

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
Temporary Equity
The Company records shares of convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders' equity on the consolidated balance sheet because the shares contain liquidation features that are not solely within the Company's control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. See Note 14 for a discussion of the convertible preferred stock.
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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2020. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.

For the year ended December 31, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material, except for warranty contract revenue, which is described under AFC below.

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
December 31, 2020, 2019 and 2018

ADESA
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
Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA’s facilities or third-party locations. ADESA does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. ADESA services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification and collateral recovery services are generally recognized at the time of service ("Service revenue" in the consolidated statement of income). ADESA also sells vehicles that have been purchased, which represent approximately 1% of total vehicles sold. For these types of sales, ADESA does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income) and the gross purchase price of the vehicles as cost of services.
AFC
AFC's revenue ("Finance-related revenue" in the consolidated statement of income) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as warranty contract revenue. The following table summarizes the primary components of AFC's finance-related revenue:

	Year Ended December 31,
AFC Revenue (in millions)	2020	2019	2018
Interest and fee income	$266.1	$342.1	$327.3
Other revenue	8.7	10.9	13.1
Provision for credit losses	(38.6)	(35.3)	(32.9)
Warranty contract revenue	31.4	35.2	33.4
	$267.6	$352.9	$340.9
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Warranty contract revenue
Warranty contract revenue represents the revenue generated by Preferred Warranties, Inc. ("PWI"). PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. PWI was sold on December 1, 2020
Income Taxes
We file federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, foreign, state and local income taxes payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in periods in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Net Income (Loss) from Continuing Operations per Share
Prior to 2020, basic net income from continuing operations per share was computed by dividing net income from continuing operations by the weighted average common shares outstanding during the year. Diluted net income from continuing operations per share represents net income from continuing operations divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and performance-based restricted stock units ("PRSUs") subject to performance conditions which have not yet been satisfied are excluded from the calculations.
Beginning in 2020, the Company also includes participating securities (Series A Preferred Stock) in the computation of net income (loss) from continuing operations per share pursuant to the two-class method. The two-class method of calculating net income (loss) from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income from continuing operations in determining net income (loss) attributable to common stockholders.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

basis. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect the adoption of ASU 2019-12 will have a material impact on the consolidated financial statements.

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

Note 3—Acquisitions
2020 Acquisition
In November 2020, ADESA completed the acquisition of BacklotCars for approximately $421.0 million, net of cash acquired. BacklotCars is an app and web-based dealer-to-dealer wholesale platform featuring a 24/7 “bid-ask” marketplace offering vehicles with comprehensive inspections performed by automobile mechanics. The acquisition is expected to further diversify the Company's broad portfolio of digital capabilities and accelerate the Company’s strategy to be a leading digital dealer-to-dealer marketplace provider.
The purchased assets included accounts receivable, property and equipment, software, customer relationships and tradenames. Financial results for BacklotCars have been included in our consolidated financial statements from the date of acquisition. In addition, as part of the acquisition of BacklotCars, we assumed line-of-credit debt of approximately $9.5 million which was paid off in the fourth quarter of 2020.
The acquired assets and assumed liabilities of BacklotCars were recorded at fair value, including $78.8 million to intangible assets, representing the fair value of acquired customer relationships of $66.4 million, software of $8.3 million and tradenames of $4.1 million, which are being amortized over their expected useful lives. The multi-period excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty rates. The purchase accounting associated with this acquisition is preliminary, subject to obtaining information to determine the fair value of certain assets and liabilities. The acquisition resulted in a preliminary estimate of $354.8 million of goodwill. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2020.
Deferred and Contingent Payments Related to Prior Year Acquisitions
Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At December 31, 2020, we had deferred and estimated contingent consideration with a fair value of approximately $1.8 million and $42.1 million, respectively. At December 31, 2020, the aggregate maximum potential payment remaining for undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $97.9 million. For the year

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

ended December 31, 2020, we made contingent consideration and deferred acquisition payments related to the CarsOnTheWeb and TradeRev acquisitions of $31.2 million. Adjustments to estimated contingent consideration associated with the CarsOnTheWeb and Dent-ology acquisitions increased, on a net basis, contingent consideration and "Other expense, net" by approximately $4.7 million in the aggregate.

2019 Acquisitions

In January 2019, the Company completed the acquisition of Dent-ology. Dent-ology enhances our mobile reconditioning capabilities and bolsters our offerings to include wheel repair and hail catastrophe response services.

In January 2019, the Company completed the acquisition of CarsOnTheWeb. COTW is an online auction company serving the wholesale vehicle sector in Continental Europe that seamlessly connects OEMs, fleet owners, wholesalers and dealers. The acquisition advances KAR's international strategy and extends its strong North American and U.K.-based portfolio of on-premise, online and digital auction marketplaces.

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
2018 Acquisitions
In February 2018, the Company completed the acquisition of STRATIM Systems Inc. ("STRATIM"). STRATIM is a mobility and fleet management software company based in San Francisco, California that uses data analytics to help fleet owners manage, maintain and service their fleets. The addition of STRATIM supplements KAR’s broad portfolio of wholesale used vehicle on-premise, online and digital auction marketplaces and ancillary service providers.

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
December 31, 2020, 2019 and 2018

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

The financial results of IAA have been accounted for as discontinued operations in the comparable 2019 and 2018 results presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $31.3 million and $8.1 million for the year ended December 31, 2019 and 2018, respectively, in connection with the Separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Year Ended December 31,
	2020	2019	2018
Operating revenues	$—	$723.6	$1,326.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	446.1	821.2
Selling, general and administrative	—	94.5	124.0
Depreciation and amortization	—	43.9	97.4
Total operating expenses	—	584.5	1,042.6
Operating profit	—	139.1	284.2
Interest expense	—	2.7	0.8
Other income, net	—	—	(0.5)
Income from discontinued operations before income taxes	—	136.4	283.9
Income taxes	—	40.3	73.5
Income from discontinued operations	$—	$96.1	$210.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

The following table summarizes the major classes of assets and liabilities immediately preceding the spin-off on June 28, 2019:

June 28, 2019
Assets
Cash and cash equivalents	$50.9
Trade receivables, net	284.7
Other current assets	83.6
Goodwill	536.8
Customer relationships, net	62.2
Other intangible assets, net	87.5
Operating lease right-of-use assets	655.2
Other assets	13.3
Property and equipment, net	241.4
Total assets, discontinued operations	$2,015.6
Liabilities
Accounts payable	$115.8
Accrued employee benefits and compensation expenses	19.0
Other accrued expenses	120.9
Income taxes payable	—
Long-term debt	1,274.8
Deferred income tax liabilities	63.7
Operating lease liabilities	633.0
Other liabilities	12.0
Total liabilities, discontinued operations	$2,239.2

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
The compensation cost that was charged against income for all stock-based compensation plans was $14.0 million, $19.6 million and $19.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $2.0 million, $2.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020, an estimated $1.9 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 1.0 year. As of December 31, 2020, there was approximately $7.3 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 1.7 years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2020	2019	2018
PRSUs	$4.8	$10.0	$10.8
RSUs	9.2	9.6	8.7
Service options	—	—	0.1
Total stock-based compensation expense	$14.0	$19.6	$19.6

KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Exit Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") in December 2009. The Omnibus Plan, which was approved by shareholders and amended and restated in June 2014, is intended to provide equity and/or cash-based awards to our executive officers and key employees. The maximum number of shares that may be issued pursuant to awards under the Omnibus Plan is 12.5 million, of which approximately 4.1 million shares remained available for future grants as of December 31, 2020. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The PRSU and RSU grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2020, 2019 and 2018 we granted a target amount of approximately 0.4 million, 0.3 million and 0.2 million, respectively, PRSUs to certain executive officers and management of the Company. The PRSUs granted in 2020 vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. The weighted average grant date fair value of the PRSUs was $22.24 per share, $47.09 per share and $54.32 per share in 2020, 2019 and 2018, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. Dividend equivalents accrue on the PRSUs, as applicable, and are subject to the same vesting and forfeiture terms as the PRSUs.
The following table summarizes PRSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2020:

Performance Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2020	697,918	$18.52
Granted	383,974	22.24
Vested	(255,658)	17.59
Forfeited	(35,076)	19.68
PRSUs at December 31, 2020	791,158	$20.97
KAR employees hold 750,014 of the non-vested PRSUs at December 31, 2020 and IAA employees hold 41,144 of the non-vested PRSUs at December 31, 2020. KAR employees also hold 385,615 of non-vested PRSUs in IAA at December 31, 2020. The fair value of shares that vested during the years ended December 31, 2020 and 2019 was $5.1 million and $17.4 million, respectively.
RSUs
In the years ended December 31, 2020, 2019 and 2018, approximately 0.4 million, 0.3 million and 0.3 million RSUs were granted to certain executive officers and management of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $22.24 per share, $46.95 per share and $54.28 per share in 2020, 2019 and 2018, respectively. Dividend equivalents accrue on the RSUs, as applicable, and are subject to the same vesting and forfeiture terms as the RSUs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

The following table summarizes RSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2020:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2020	550,767	$22.71
Granted	402,445	22.24
Vested	(306,950)	18.58
Forfeited	(67,920)	20.41
RSUs at December 31, 2020	578,342	$21.73
KAR employees hold 514,552 of the non-vested RSUs at December 31, 2020 and IAA employees hold 63,790 of the non-vested RSUs at December 31, 2020. KAR employees also hold 147,696 of non-vested RSUs in IAA at December 31, 2020. The fair value of shares that vested during the years ended December 31, 2020, 2019 and 2018 was $6.0 million, $11.8 million and $29.7 million, respectively.
Service Options
The outstanding service options granted under the Omnibus Plan have a ten year life and are fully vested and exercisable. The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2020:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	707,847	$9.08
Granted	—	N/A
Exercised	(218,441)	5.50
Forfeited	—	N/A
Canceled	(2,250)	11.57
Outstanding at December 31, 2020	487,156	$10.66	2.8 years	$3.9
Exercisable at December 31, 2020	487,156	$10.66	2.8 years	$3.9
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2020. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $18.61 on December 31, 2020. The total intrinsic value of service options exercised during the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $7.1 million and $13.1 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2020 and 2019 was $9.1 million and $15.4 million, respectively. All compensation expense related to the service options has been recognized.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Exit Options
The exit options granted in 2010 under the Omnibus Plan had a ten year life. The following table summarizes exit option activity under the Omnibus Plan for the year ended December 31, 2020:

Exit Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	3,553	$5.12
Granted	—	N/A
Exercised	(3,553)	5.12
Forfeited	—	N/A
Canceled	—	N/A
Outstanding at December 31, 2020	—	N/A	N/A	N/A
Exercisable at December 31, 2020	—	N/A	N/A	N/A
The total intrinsic value of exit options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.4 million and $23.9 million, respectively. The fair market value of all vested and exercisable exit options at December 31, 2019 was $0.1 million. All compensation expense related to the exit options has been recognized.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by shareholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. At the Company's annual meeting of stockholders in June 2020, the stockholders approved an amendment to the ESPP. As a result, the maximum number of shares reserved for issuance under the ESPP was increased from 1,000,000 shares to 2,500,000 shares, of which 1,473,527 shares remained available for future ESPP purchases as of December 31, 2020. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Share Repurchase Programs
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. In 2020, we repurchased and retired 585,086 shares of common stock in the open market at a weighted average price of $17.50 per share, under the October 2019 authorization. No shares of common stock were repurchased in 2019 under the October 2019 authorization.
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. In 2019 and 2018, we repurchased and retired 4,753,300 and 2,695,978 shares of common stock, respectively, in the open market at a weighted average price of $25.18 and $55.64 per share, respectively, under the October 2016 authorization.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Note 6—Net Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of net income (loss) from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income from continuing operations	$0.5	$92.4	$117.6
Series A Preferred Stock dividends	(21.6)	—	—
Net income attributable to participating securities	—	—	—
Net income (loss) attributable to common stockholders	$(21.1)	$92.4	$117.6
Weighted average common shares outstanding	129.3	131.6	134.3
Effect of dilutive stock options and restricted stock awards	—	1.3	1.4
Weighted average common shares outstanding and potential common shares	129.3	132.9	135.7
Net income (loss) from continuing operations per share
Basic	$(0.16)	$0.70	$0.88
Diluted	$(0.16)	$0.70	$0.87
Prior to 2020, basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No options were excluded from the calculation of diluted net income from continuing operations per share for the years ended December 31, 2020, 2019 and 2018. In addition, approximately 0.4 million PRSUs, no PRSUs and approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the years ended December 31, 2020, 2019 and 2018, respectively. Total options outstanding at December 31, 2020, 2019 and 2018 were 0.5 million, 0.7 million and 1.0 million, respectively.
Beginning in 2020, the Company also includes participating securities (Series A Preferred Stock) in the computation of net income (loss) from continuing operations per share pursuant to the two-class method. The two-class method of calculating net income (loss) from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income from continuing operations in determining net income (loss) attributable to common stockholders. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2020	2019	2018
Allowance for Credit Losses
Balance at beginning of period	$15.0	$14.0	$13.0
Opening balance adjustment for adoption of ASC Topic 326	5.0	—	—
Provision for credit losses	38.6	35.3	32.9
Recoveries	10.0	7.7	6.9
Less charge-offs	(46.6)	(42.0)	(38.8)
Balance at end of period	$22.0	$15.0	$14.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2020	2019	2018
Allowance for Doubtful Accounts
Balance at beginning of period	$9.5	$8.7	$9.1
Provision for credit losses	5.2	4.8	4.0
Less net charge-offs	(2.6)	(4.0)	(4.4)
Balance at end of period	$12.1	$9.5	$8.7
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at December 31, 2020.
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
In December 2018, AFC and AFC Funding Corporation entered into the Eighth Amended and Restated Receivables Purchase Agreement (the "Eighth Receivables Purchase Agreement"). The Eighth Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.50 billion to $1.70 billion and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded. We capitalized approximately $11.6 million of costs in connection with the Eighth Receivables Purchase Agreement.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at December 31, 2020. In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivable Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
In December 2018, AFCI entered into Amending Agreement No. 2 to the Fourth Amended and Restated Receivables Purchase Agreement (the "Canadian Fourth Receivables Purchase Agreement"). The Canadian Fourth Receivables Purchase Agreement increased AFCI's committed liquidity from C$125 million to C$175 million and extended the facility's maturity date. In addition, the definition of eligible receivables was expanded. We capitalized approximately $0.9 million of costs in connection with the Canadian Fourth Receivables Purchase Agreement.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2020		Net Credit Losses During 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,892.1	$22.9	$36.6
Other loans	18.9	—	—
Total receivables managed	$1,911.0	$22.9	$36.6

	December 31, 2019		Net Credit Losses During 2019
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,099.4	$28.8	$34.3
Other loans	15.8	—	—
Total receivables managed	$2,115.2	$28.8	$34.3
AFC's allowance for losses was $22.0 million and $15.0 million at December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, $1,865.3 million and $2,061.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	December 31, 2020	December 31, 2019
Obligations collateralized by finance receivables, gross	$1,282.8	$1,474.4
Unamortized securitization issuance costs	(21.6)	(13.2)
Obligations collateralized by finance receivables	$1,261.2	$1,461.2

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2020, we were in compliance with the covenants in the securitization agreements.
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	AFC	Total
Balance at December 31, 2018	$1,413.2	$263.7	$1,676.9
Increase for acquisition activity	142.6	—	142.6
Foreign currency	2.2	—	2.2
Balance at December 31, 2019	$1,558.0	$263.7	$1,821.7
Increase for acquisition activity	354.8	—	354.8
Decrease for disposition activity	—	(22.8)	(22.8)
Impairment	(25.5)	—	(25.5)
Foreign currency	12.0	—	12.0
Balance at December 31, 2020	$1,899.3	$240.9	$2,140.2
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2020 and 2019 primarily as a result of acquisitions. Goodwill decreased in the AFC segment in 2020 as a result of the sale of PWI. A portion of the goodwill resulting from the businesses acquired in 2019 is expected to be deductible for tax purposes and none of the goodwill resulting from the business acquired in 2020 is expected to be deductible for tax purposes.
The Company tests goodwill for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised. These economic circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited (doing business as ADESA U.K.) through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. As a result of the updated forecasts, an impairment analysis of goodwill and intangibles was conducted. The change in circumstances resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020. The fair value of that reporting unit was estimated using the expected present value of future cash flows.
Goodwill was tested for impairment in all of the Company's reporting units in the second quarter of 2020 and no impairment was identified, other than the impairment previously discussed in the ADESA Remarketing Limited reporting unit. Future events and changing market conditions, including the impact of COVID-19, may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of goodwill and other intangible assets in future periods and could have a material effect on our operating results.
A summary of customer relationships is as follows (in millions):

		December 31, 2020			December 31, 2019
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$879.9	$(668.6)	$211.3	$845.3	$(637.4)	$207.9
The increase in customer relationships in 2020 and 2019 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships and impairment charges recognized.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

As discussed above, ADESA Remarketing Limited has been negatively impacted in light of the COVID-19 pandemic and the economy. As a result, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships. The fair value of the customer relationships was estimated using the expected present value of future cash flows.
A summary of other intangibles is as follows (in millions):

		December 31, 2020			December 31, 2019
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	2 - Indefinite	$150.8	$(12.2)	$138.6	$147.6	$(10.7)	$136.9
Computer software & technology	3 - 13	501.1	(349.5)	151.6	443.0	(281.5)	161.5
Covenants not to compete	5	0.3	(0.3)	—	0.3	(0.2)	0.1
Total		$652.2	$(362.0)	$290.2	$590.9	$(292.4)	$298.5
Other intangibles increased in 2020 and 2019 primarily as a result of computer software additions and acquisitions, partially offset by the amortization of existing intangibles. The carrying amount of tradenames with an indefinite life was approximately $131.5 million at December 31, 2020 and 2019.
Amortization expense for customer relationships and other intangibles was $128.2 million, $122.9 million and $111.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense on existing intangible assets for the next five years is $108.2 million for 2021, $73.1 million for 2022, $44.5 million for 2023, $23.6 million for 2024 and $18.3 million for 2025.
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2020	2019
Land		$205.6	$205.5
Buildings	5 - 40	248.3	247.3
Land improvements	5 - 20	191.3	183.7
Building and leasehold improvements	3 - 33	146.4	133.6
Furniture, fixtures and equipment	1 - 15	358.9	344.0
Vehicles	3 - 10	16.8	16.5
Construction in progress		19.0	12.7
		1,186.3	1,143.3
Accumulated depreciation		(596.4)	(534.3)
Property and equipment, net		$589.9	$609.0
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $63.1 million, $65.8 million and $60.7 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$36.7	$35.8	$37.7
Net payments	(79.4)	(66.2)	(57.8)
Expense	77.7	67.1	55.9
Balance at end of period	$35.0	$36.7	$35.8
Individual stop-loss coverage for medical benefits was $0.5 million in 2020, 2019 and 2018. There was no aggregate policy limit for medical benefits for the Company in the last three years. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2020, 2019 and 2018 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. These retentions are aggregated for workers’ compensation, automobile and general liability claims at approximately $35.9 million in 2020, $35.9 million in 2019 and $31.5 million in 2018. If these aggregates are met, the insurance company would pay the next $7.5 million.
Note 12—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2020	2019
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$938.1	$947.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	14.8	19.3
Total debt				1,902.9	1,916.9
Unamortized debt issuance costs/discounts				(24.8)	(26.8)
Current portion of long-term debt				(24.3)	(28.8)
Long-term debt				$1,853.8	$1,861.3
*The interest rates presented in the table above represent the rates in place at December 31, 2020. The weighted average interest rate on our variable rate debt was 2.42% and 4.01% at December 31, 2020 and 2019, respectively.
Credit Facilities
On September 2, 2020, we entered into the Fifth Amendment Agreement (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment (1) eliminated the financial covenant “holiday” provided by the Fourth Amendment Agreement, dated as of May 29, 2020 (the “Fourth Amendment”); (2) eliminated the changes to the calculation of Consolidated EBITDA for the purposes of the financial covenant compliance for the fiscal quarters ending September 30, 2021 and December 31, 2021, as provided by the Fourth Amendment; (3) removed the monthly minimum liquidity covenant provided by the Fourth Amendment; and (4) eliminated the limitations imposed by the Fourth Amendment on the Company’s ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

On May 29, 2020, we entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment (1) provided a financial covenant “holiday” through and including June 30, 2021; (2) for purposes of determining compliance with the financial covenant for the fiscal quarters ending September 30, 2021 and December 31, 2021, permitted the Consolidated EBITDA for the applicable test period to be calculated on an annualized basis, excluding results prior to April 1, 2021; (3) established a monthly minimum liquidity covenant of $225.0 million through and including September 30, 2021; and (4) effectively placed certain limitations on the ability to make certain investments, junior debt repayments, acquisitions and restricted payments and to incur additional secured indebtedness until October 1, 2021.

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
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at December 31, 2020.
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.44% at December 31, 2020.
There were no borrowings on the Revolving Credit Facility at December 31, 2020 or 2019. In addition, we had related outstanding letters of credit in the aggregate amount of $28.5 million and $27.4 million at December 31, 2020 and 2019, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2017. We may redeem the senior notes, in whole or in part, at a premium that declines ratably to par in 2023. The senior notes are guaranteed by the Subsidiary Guarantors.
European Lines of Credit
COTW has lines of credit aggregating $36.6 million (€30 million). The lines of credit have an interest rate of Euribor plus 1.25% and had an aggregate $14.8 million and $19.3 million of borrowings outstanding at December 31, 2020 and 2019, respectively. The lines of credit are secured by certain inventory and receivables at COTW subsidiaries. In addition, as part of the acquisition of COTW, we assumed debt of approximately $10.7 million which was paid off in the first quarter of 2019.
Future Principal Payments
At December 31, 2020, aggregate future principal payments on long-term debt are as follows (in millions):

2021	$24.3
2022	9.5
2023	9.5
2024	9.5
2025	959.5
Thereafter	890.6
$1,902.9
Note 13—Financial Instruments
Our derivative activities are initiated within the guidelines of documented corporate risk management policies. We do not enter into any derivative transactions for speculative or trading purposes.
Interest Rate Risk Management
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We have used interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Currently, interest rate swap agreements are used to accomplish this objective, and we have used interest rate cap agreements to accomplish this objective in prior years.
•In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
•In August 2017, we entered into two interest rate caps with an aggregate notional amount of $800 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 2.0%. The interest rate cap agreements each had an effective date of September 30, 2017 and each matured on September 30, 2019.
•In March 2017, we entered into two interest rate caps with an aggregate notional amount of $400 million to manage our exposure to interest rate movements on our variable rate Credit Facility when three-month LIBOR exceeded 2.0%. The interest rate cap agreements each had an effective date of March 31, 2017 and each matured on March 31, 2019.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

We have designated the interest rate swaps as cash flow hedges. The effective portion of changes in the fair value of the interest rate swaps (unrealized gains/losses) are recorded as a component of "Accumulated other comprehensive income." For the year ended December 31, 2020, the Company recorded an unrealized loss on the interest rate swaps of $19.5 million, net of tax of $6.4 million. The Company does not expect any gains/losses currently recorded in accumulated other comprehensive income to be recognized in earnings over the next 12 months. The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. No amount of ineffectiveness was included in net income (loss) for the year ended December 31, 2020.
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

	Liability Derivatives
	December 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$25.9	N/A	N/A
We did not designate any of the 2017 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps were recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2020	2019	2018
Derivatives Designated as Hedging Instruments
2020 Interest rate swaps	Interest expense	$—	N/A	N/A
Derivatives Not Designated as Hedging Instruments
2017 Interest rate caps	Interest expense	N/A	$(0.9)	$5.8
Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate derivatives. We maintain cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers and commercial sellers. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. We monitor the creditworthiness of customers to which we grant credit terms in the normal course of business. In the event of non-performance by counterparties to financial instruments we are exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Financial Instruments
The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.
As of December 31, 2020 and 2019, the estimated fair value of our long-term debt amounted to $1,914.1 million and $1,958.5 million, respectively. The estimates of fair value were based on broker-dealer quotes for our debt as of December 31, 2020 and 2019. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 14—Convertible Preferred Stock
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
The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. As of December 31, 2020, the holders of the Series A Preferred Stock had received dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

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
Note 15—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2020	2019
Operating lease cost	$60.5	$60.2
Finance lease cost:
Amortization of right-of-use assets	$14.3	$14.7
Interest on lease liabilities	1.4	1.3
Total finance lease cost	$15.7	$16.0

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$59.1	$58.8
Operating cash flows related to finance leases	1.4	1.3
Financing cash flows related to finance leases	16.1	15.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21.7	85.9
Finance leases	5.3	18.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$350.6	$364.1
Other accrued expenses	$37.1	$34.5
Operating lease liabilities	344.2	358.3
Total operating lease liabilities	$381.3	$392.8
Finance Leases
Property and equipment, gross	$107.0	$102.2
Accumulated depreciation	(88.6)	(74.3)
Property and equipment, net	$18.4	$27.9
Other accrued expenses	$9.0	$13.3
Other liabilities	7.5	14.0
Total finance lease liabilities	$16.5	$27.3
Weighted Average Remaining Lease Term
Operating leases	9.9 years	10.8 years
Finance leases	2.1 years	2.3 years
Weighted Average Discount Rate
Operating leases	5.9%	6.1%
Finance leases	5.1%	4.9%

Maturities of lease liabilities as of December 31, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
2021	$58.3	$9.4
2022	55.6	6.3
2023	53.1	1.4
2024	51.7	0.1
2025	49.4	0.1
Thereafter	244.3	—
Total lease payments	512.4	17.3
Less imputed interest	(131.1)	(0.8)
Total	$381.3	$16.5

Total lease expense accounted for under ASC 840, Leases, was $61.1 million for the year ended December 31, 2018.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Note 16—Income Taxes
The components of our income (loss) from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before income taxes:
Domestic	$(9.0)	$100.0	$85.6
Foreign	14.4	30.1	66.3
Total	$5.4	$130.1	$151.9
Income tax expense (benefit):
Current:
Federal	$(10.6)	$18.4	$5.0
Foreign	20.5	17.4	23.7
State	2.2	5.2	2.6
Total current provision	12.1	41.0	31.3
Deferred:
Federal	0.8	3.8	10.4
Foreign	(4.9)	(7.4)	(6.2)
State	(3.1)	0.3	(1.2)
Total deferred provision	(7.2)	(3.3)	3.0
Income tax expense	$4.9	$37.7	$34.3
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	(2.3)%	3.6%	1.9%
Reserves for tax exposures	(4.1)%	(0.5)%	(0.6)%
Change in valuation allowance	22.7%	0.9%	0.4%
International operations	78.0%	3.1%	4.7%
Stock-based compensation	(93.7)%	(2.5)%	(5.0)%
Impact of law and rate change	(53.6)%	(0.2)%	(1.7)%
Excess officer's compensation	20.2%	1.5%	0.9%
Transaction costs	9.7%	0.6%	0.3%
Goodwill and other intangibles impairment	116.4%	—%	—%
Impact of acquisition and divestiture adjustments	(27.1)%	—%	—%
Other, net	3.5%	1.5%	0.7%
Effective rate	90.7%	29.0%	22.6%

Substantially reduced income from continuing operations before income taxes in 2020 resulted in our effective tax rate being more significantly impacted by both recurring and non-recurring items than in prior years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2020 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2020	2019
Gross deferred tax assets:
Allowances for trade and finance receivables	$8.6	$6.0
Accruals and liabilities	6.9	6.2
Employee benefits and compensation	16.4	14.0
Net operating loss carryforwards	61.5	48.8
Right of use lease liability	94.3	97.0
Other	12.2	4.1
Total deferred tax assets	199.9	176.1
Deferred tax asset valuation allowance	(42.2)	(31.1)
Total	157.7	145.0
Gross deferred tax liabilities:
Property and equipment	(79.8)	(76.4)
Goodwill and intangible assets	(107.3)	(100.5)
Right of use lease asset	(86.7)	(89.8)
Other	(2.5)	(6.9)
Total	(276.3)	(273.6)
Net deferred tax liabilities	$(118.6)	$(128.6)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2021	$0.6
2022	0.5
2023	0.4
2024	0.3
2025	0.5
2026 to 2040	59.2
$61.5
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $408.1 million at December 31, 2020. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $0.0 million, $9.9 million and $20.5 million in 2020, 2019 and 2018, respectively. State and foreign income taxes paid by us, net of refunds, totaled $16.6 million, $27.9 million and $37.4 million in 2020, 2019 and 2018, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2020	2019
Balance at beginning of period	$6.1	$7.4
Increase in prior year tax positions	—	—
Decrease in prior year tax positions	(0.3)	(0.2)
Increase in current year tax positions	0.3	0.7
Lapse in statute of limitations	(0.7)	(1.8)
Balance at end of period	$5.4	$6.1
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $4.2 million and $4.4 million at December 31, 2020 and 2019, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $0.5 million at both December 31, 2020 and December 31, 2019 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom and Mexico. In general, the examination of our material tax returns is completed for the years prior to 2017.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 17—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2020, 2019 and 2018 we contributed $11.5 million, $16.3 million and $16.9 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Note 18—Commitments and Contingencies
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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2020 or 2019.
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
Note 19—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2020	2019
Foreign currency translation loss	$(13.2)	$(31.0)
Unrealized loss on interest rate derivatives, net of tax	(19.5)	—
Accumulated other comprehensive loss	$(32.7)	$(31.0)

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

ADESA Auctions encompasses all on-premise and off-premise wholesale marketplaces throughout North America (U.S., Canada and Mexico) and Europe. Beginning in November 2020, the ADESA Auctions segment includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform. Beginning in 2019, the ADESA Auctions segment includes COTW, an online auction company serving the wholesale vehicle sector in Continental Europe. ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
AFC is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. Prior to December 2020, AFC also included providing independent used vehicle dealer customers with vehicle service contracts. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada.
Historically, the costs and expenses of the holding company were reported separately from the reportable segments and included expenses associated with the corporate offices, such as salaries, benefits and travel costs for the corporate management team, certain human resources, information technology and accounting costs, and certain insurance, treasury, legal and risk management costs. Holding company interest expense included the interest expense incurred on finance leases and the corporate debt structure. Intercompany charges related primarily to interest on intercompany debt or receivables and certain administrative costs allocated by the holding company. Due to the spin-off of IAA in 2019 and the Company's transition from physical marketplaces to digital marketplaces, the Company has simplified its business and operations. Corporate expenses, previously reported as holding company expenses, are now included in the segments. Certain known expenses (e.g., information technology costs) were recorded directly to the ADESA and AFC segments. Interest expense previously reported by the holding company has been recorded in the ADESA segment. The residual shared services expenses were recorded at ADESA and allocated to AFC based on revenue and employee headcount. Holding company amounts reported in the segment results in the consolidated financial statements prior to December 31, 2020 have been reclassified to conform to the current presentation.
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2020 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$1,920.1	$267.6	$2,187.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,205.7	79.1	1,284.8
Selling, general and administrative	508.8	36.6	545.4
Depreciation and amortization	178.8	12.5	191.3
Goodwill and other intangibles impairment	29.8	—	29.8
Total operating expenses	1,923.1	128.2	2,051.3
Operating profit (loss)	(3.0)	139.4	136.4
Interest expense	89.8	39.1	128.9
Other (income) expense, net	2.2	(0.1)	2.1
Intercompany expense (income)	1.1	(1.1)	—
Income (loss) from continuing operations before income taxes	(96.1)	101.5	5.4
Income taxes	(17.0)	21.9	4.9
Net income (loss) from continuing operations	$(79.1)	$79.6	$0.5
Total assets	$4,515.3	$2,282.9	$6,798.2
Capital expenditures	$95.5	$5.9	$101.4

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2019 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$2,429.0	$352.9	$2,781.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,520.7	96.4	1,617.1
Selling, general and administrative	621.1	40.9	662.0
Depreciation and amortization	175.5	13.2	188.7
Total operating expenses	2,317.3	150.5	2,467.8
Operating profit (loss)	111.7	202.4	314.1
Interest expense	125.5	64.0	189.5
Other (income) expense, net	(7.3)	(0.4)	(7.7)
Loss on extinguishment of debt	2.2	—	2.2
Intercompany expense (income)	5.0	(5.0)	—
Income (loss) from continuing operations before income taxes	(13.7)	143.8	130.1
Income taxes	(0.1)	37.8	37.7
Net income (loss) from continuing operations	$(13.6)	$106.0	$92.4
Total assets	$4,014.2	$2,567.0	$6,581.2
Capital expenditures	$150.2	$11.4	$161.6

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2018 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$2,101.9	$340.9	$2,442.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,230.8	90.7	1,321.5
Selling, general and administrative	563.0	45.8	608.8
Depreciation and amortization	153.6	18.8	172.4
Total operating expenses	1,947.4	155.3	2,102.7
Operating profit (loss)	154.5	185.6	340.1
Interest expense	131.7	59.5	191.2
Other (income) expense, net	(2.7)	(0.3)	(3.0)
Intercompany expense (income)	3.1	(3.1)	—
Income (loss) from continuing operations before income taxes	22.4	129.5	151.9
Income taxes	2.9	31.4	34.3
Net income (loss) from continuing operations	$19.5	$98.1	$117.6
Total assets	$3,250.9	$2,448.5	$5,699.4
Capital expenditures	$121.9	$9.4	$131.3

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Most of our operations outside the U.S. are in Canada. Approximately 58%, 62% and 96% of our foreign operating revenues were from Canada for the year ended December 31, 2020, 2019 and 2018, respectively. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2020	2019	2018
Operating revenues
U.S.	$1,719.2	$2,267.5	$2,078.2
Foreign	468.5	514.4	364.6
	$2,187.7	$2,781.9	$2,442.8

	December 31,
	2020	2019
Long-lived assets
U.S.	$3,198.6	$2,877.8
Foreign	424.4	458.9
	$3,623.0	$3,336.7
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019 and 2018

Note 21—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2020 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$645.5	$419.0	$593.6	$529.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	394.6	235.1	329.7	325.4
Selling, general, and administrative	162.4	112.3	131.0	139.7
Depreciation and amortization	47.7	46.5	46.5	50.6
Goodwill and other intangibles impairment	—	29.8	—	—
Total operating expenses	604.7	423.7	507.2	515.7
Operating profit (loss)	40.8	(4.7)	86.4	13.9
Interest expense	38.0	30.9	29.5	30.5
Other (income) expense, net	(2.0)	1.3	(1.1)	3.9
Income (loss) from continuing operations before income taxes	4.8	(36.9)	58.0	(20.5)
Income taxes	2.0	(4.6)	10.9	(3.4)
Net income (loss) from continuing operations	$2.8	$(32.3)	$47.1	$(17.1)
Net income (loss) from continuing operations per share
Basic	$0.02	$(0.27)	$0.23	$(0.21)
Diluted	$0.02	$(0.27)	$0.23	$(0.21)

2019 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$689.6	$719.1	$701.9	$671.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	393.9	417.4	410.9	394.9
Selling, general, and administrative	175.2	163.2	158.9	164.7
Depreciation and amortization	44.3	47.9	46.4	50.1
Total operating expenses	613.4	628.5	616.2	609.7
Operating profit	76.2	90.6	85.7	61.6
Interest expense	56.5	55.6	37.9	39.5
Other (income) expense, net	(2.1)	(1.1)	(2.0)	(2.5)
Loss on extinguishment of debt	—	—	2.2	—
Income from continuing operations before income taxes	21.8	36.1	47.6	24.6
Income taxes	6.5	8.7	13.2	9.3
Net income from continuing operations	$15.3	$27.4	$34.4	$15.3
Net income from continuing operations per share
Basic	$0.11	$0.21	$0.26	$0.12
Diluted	$0.11	$0.20	$0.26	$0.12

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2021
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
James P. Hallett	67	Chief Executive Officer and Chairman of the Board of Directors
Charles S. Coleman	49	Executive Vice President, Chief Legal Officer and Secretary
Thomas J. Fisher	46	Executive Vice President and Chief Digital Officer
John C. Hammer	50	Chief Commercial Officer for KAR and President of ADESA
Peter J. Kelly	52	President
Eric M. Loughmiller	61	Executive Vice President and Chief Financial Officer
James E. Money	58	President of AFC
Lisa A. Price	46	Executive Vice President, Chief People Officer
Benjamin Skuy	58	Executive Vice President of International Markets and Strategic Initiatives
James P. Hallett, 67, Chief Executive Officer and Chairman of the Board of Directors. Mr. Hallett has served as the Chief Executive Officer since September 2009 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.
Charles S. Coleman, 49, Executive Vice President, Chief Legal Officer and Secretary. Mr. Coleman has served as the Company's Executive Vice President and Chief Legal Officer since November 2020, and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President and General Counsel from October 2017 to October 2020, Assistant Secretary from April 2015 to October 2019, and as Vice President and Assistant General Counsel from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham from 1996 to 1999.
Thomas J. Fisher, 46, Executive Vice President and Chief Digital Officer. Mr. Fisher has served as the Company's Executive Vice President and Chief Digital Officer since March 2020. Mr. Fisher previously served as Executive Vice President and Chief Information Officer from April 2017 to March 2020. Mr. Fisher was the Senior Vice President of Cloud Operations and General Manager, Indianapolis, of Genesys Telecommunications Laboratories, Inc. ("Genesys") from December 2016 to March 2017. Mr. Fisher was the Chief Services Officer at Interactive Intelligence Group, Inc. (which was acquired by Genesys) from January 2014 to December 2016 and also held other roles including Vice President of Global Sales Operations from May 2012 to January 2014.
John C. Hammer, 50, Chief Commercial Officer for KAR and President of ADESA. Mr. Hammer has been Chief Commercial Officer for KAR since March 2020 and the President of ADESA since February 2018. Prior to ADESA, Mr. Hammer was Chief Executive Officer of U.S. Auto Sales, Inc. and U.S. Auto Finance, Inc. from June 2016 to February 2018, and Chief Executive Officer of Cruz Auto, LLC from June 2017 to February 2018. Mr. Hammer previously served as Chief Executive Officer and President of AFC from March 2014 to June 2016. Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has 28 years of experience in the automotive industry.
Peter J. Kelly, 52, President. Mr. Kelly has been President since January 2019. Previously, Mr. Kelly served as the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of Openlane from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of Openlane from February 2010 to February 2011. Mr. Kelly was a co-founder of Openlane in 1999 and served in a number of executive roles at Openlane from 1999 to 2010.

Eric M. Loughmiller, 61, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.
James E. Money, 58, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant.
Lisa A. Price, 46, Executive Vice President, Chief People Officer. Ms. Price has served as the Company's Executive Vice President, Chief People Officer since January 2020. Ms. Price previously served as the Executive Vice President of Human Resources from June 2013 to January 2020. Prior to that, Ms. Price served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.
Benjamin Skuy, 58, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.
Delinquent Section 16(a) Reports

The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our
2021 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by
Reference."

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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2021 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	1,974,378	$10.66	5,538,059
Equity compensation plans not approved by security holders	—	—	—
Total	1,974,378	$10.66	5,538,059

(1)Includes service options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (excluding dividend equivalents). The amount of PRSUs outstanding at target of 438,397 (excluding dividend equivalents) have been included.
(2)Awards issued by KAR Auction Services, Inc. have exercise prices ranging from $5.17 to $11.74. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.
(3)The number of securities available for future issuance includes (a) 4,064,532 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 1,473,527 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

PART IV
Item 15.    Exhibits, Financial Statement Schedules
a)The following documents have been filed as part of this report or, where noted, incorporated by reference:
1)Financial Statements—the consolidated financial statements of KAR Auction Services, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.
2)Financial Statement Schedules—all schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the consolidated financial statements and related notes thereto.
3)Exhibits—the exhibit index below is incorporated herein by reference as the list of exhibits required as part of this report.
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent					X

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated February 27, 2012, between KAR Auction Services, Inc. and James P. Hallett	10-K	001-34568	10.15	2/28/2012

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.6	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Thomas J. Fisher					X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020	10-K	001-34568	10.13	2/19/2020

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021					X

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10	^	Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.15	11/4/2020

10.11	^	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.16	11/4/2020

10.12a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.12b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.13a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.13b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.14a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.14b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.19a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.19b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.20		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.21a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.21b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.22	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.23a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.23b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.24	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.25	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.26	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.28	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.29	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.30	*	Form of Non-Qualified Stock Option Award Agreement					X

10.31	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.32	*	Form of 2020 and 2021 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.33		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.34		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.35		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.36		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.37a		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.37b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.					X

10.38		Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.39		Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

21.1		Subsidiaries of KAR Auction Services, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following materials from KAR Auction Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2020, 2019 and 2018; (ii) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (iii) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the year ended December 31, 2020, 2019 and 2018; and (v) the Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Auction Services, Inc.

By:	/s/ JAMES P. HALLETT
James P. Hallett Chief Executive Officer
February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. HALLETT	Chief Executive Officer and Chairman of the Board	February 18, 2021
James P. Hallett	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 18, 2021
Eric M. Loughmiller	(Principal Financial and Accounting Officer)

/s/ DAVID DIDOMENICO	Director	February 18, 2021
David DiDomenico

/s/ CARMEL GALVIN	Director	February 18, 2021
Carmel Galvin

/s/ MARK E. HILL	Director	February 18, 2021
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 18, 2021
J. Mark Howell

/s/ STEFAN JACOBY	Director	February 18, 2021
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Lead Independent Director	February 18, 2021
Michael T. Kestner

/s/ ROY MACKENZIE	Director	February 18, 2021
Roy Mackenzie

/s/ MARY ELLEN SMITH	Director	February 18, 2021
Mary Ellen Smith

/s/ STEPHEN E. SMITH	Director	February 18, 2021
Stephen E. Smith