Form 10-Q
period 2021-03-31
KAR Auction Services, Inc.
filed 2021-05-05
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2021, 124,761,100 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues
Auction fees	$235.5	$255.3
Service revenue	187.6	236.2
Purchased vehicle sales	92.7	75.5
Finance-related revenue	65.8	78.5
Total operating revenues	581.6	645.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	330.4	394.6
Selling, general and administrative	149.0	162.4
Depreciation and amortization	47.0	47.7
Total operating expenses	526.4	604.7
Operating profit	55.2	40.8
Interest expense	30.9	38.0
Other income, net	(50.2)	(2.0)
Income before income taxes	74.5	4.8
Income taxes	23.6	2.0
Net income	$50.9	$2.8
Net income per share
Basic	$0.25	$0.02
Diluted	$0.25	$0.02
Dividends declared per common share	$—	$0.19

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$50.9	$2.8
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	1.6	(35.9)
Unrealized gain (loss) on interest rate derivatives, net of tax	6.7	(19.0)
Total other comprehensive income (loss), net of tax	8.3	(54.9)
Comprehensive income (loss)	$59.2	$(52.1)

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$759.0	$752.1
Restricted cash	52.5	60.2
Trade receivables, net of allowances of $12.1 and $12.1	659.3	367.2
Finance receivables, net of allowances of $25.5 and $22.0	1,958.9	1,889.0
Other current assets	95.8	106.7
Total current assets	3,525.5	3,175.2
Other assets
Goodwill	2,135.9	2,140.2
Customer relationships, net of accumulated amortization of $681.7 and $668.6	198.9	211.3
Other intangible assets, net of accumulated amortization of $383.2 and $362.0	283.0	290.2
Operating lease right-of-use assets	343.0	350.6
Property and equipment, net of accumulated depreciation of $606.8 and $596.4	578.2	589.9
Other assets	95.7	40.8
Total other assets	3,634.7	3,623.0
Total assets	$7,160.2	$6,798.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$1,118.1	$688.9
Accrued employee benefits and compensation expenses	57.4	81.3
Accrued interest	18.9	6.5
Other accrued expenses	189.4	185.2
Income taxes payable	2.7	3.2
Obligations collateralized by finance receivables	1,239.1	1,261.2
Current maturities of long-term debt	30.4	24.3
Total current liabilities	2,656.0	2,250.6
Non-current liabilities
Long-term debt	1,852.8	1,853.8
Deferred income tax liabilities	136.1	128.6
Operating lease liabilities	336.3	344.2
Other liabilities	31.7	55.4
Total non-current liabilities	2,356.9	2,382.0
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	559.8	549.8
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2021: 124,761,100
December 31, 2020: 129,700,156	1.3	1.3
Additional paid-in capital	969.4	1,046.5
Retained earnings	641.2	600.7
Accumulated other comprehensive loss	(24.4)	(32.7)
Total stockholders' equity	1,587.5	1,615.8
Total liabilities, temporary equity and stockholders' equity	$7,160.2	$6,798.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	129.7	$1.3	$1,046.5	$600.7	$(32.7)	$1,615.8
Net income				50.9		50.9
Other comprehensive income					8.3	8.3
Issuance of common stock under stock plans	0.4		0.3			0.3
Surrender of RSUs for taxes	(0.1)		(2.2)			(2.2)
Stock-based compensation expense			5.4			5.4
Repurchase and retirement of common stock	(5.2)		(80.8)			(80.8)
Dividends earned under stock plans			0.2	(0.4)		(0.2)
Dividends on preferred stock				(10.0)		(10.0)
Balance at March 31, 2021	124.8	$1.3	$969.4	$641.2	$(24.4)	$1,587.5

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	128.8	$1.3	$1,028.9	$651.0	$(31.0)	$1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net income				2.8		2.8
Other comprehensive loss					(54.9)	(54.9)
Issuance of common stock under stock plans	0.5		0.4			0.4
Surrender of RSUs for taxes	(0.1)		(3.4)			(3.4)
Stock-based compensation expense			5.0			5.0
Dividends earned under stock plans			0.7	(0.7)		—
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Balance at March 31, 2020	129.2	$1.3	$1,031.6	$624.8	$(85.9)	$1,571.8

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$50.9	$2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.0	47.7
Provision for credit losses	5.5	18.7
Deferred income taxes	5.2	(4.7)
Amortization of debt issuance costs	3.0	2.7
Stock-based compensation	5.4	5.0
Contingent consideration adjustment	11.2	—
Unrealized gain on investment securities	(43.5)	—
Other non-cash, net	1.6	1.4
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(297.8)	210.7
Accounts payable and accrued expenses	376.0	(333.5)
Net cash provided by (used by) operating activities	164.5	(49.2)
Investing activities
Net (increase) decrease in finance receivables held for investment	(73.3)	146.3
Purchases of property, equipment and computer software	(14.5)	(29.6)
Investments in securities	(15.3)	—
Proceeds from sale of investments	21.1	—
Proceeds from the sale of PWI	0.9	—
Proceeds from the sale of property and equipment	1.9	—
Net cash provided by (used by) investing activities	(79.2)	116.7
Financing activities
Net increase (decrease) in book overdrafts	39.8	(35.1)
Net increase (decrease) in borrowings from lines of credit	6.1	(1.8)
Net decrease in obligations collateralized by finance receivables	(25.1)	(103.7)
Payments on long-term debt	(2.4)	(2.4)
Payments on finance leases	(3.1)	(4.4)
Payments of contingent consideration and deferred acquisition costs	(21.3)	(22.3)
Issuance of common stock under stock plans	0.3	0.4
Tax withholding payments for vested RSUs	(2.2)	(3.4)
Repurchase and retirement of common stock	(80.8)	—
Dividends paid to stockholders	—	(24.5)
Net cash used by financing activities	(88.7)	(197.2)
Effect of exchange rate changes on cash	2.6	(23.7)
Net decrease in cash, cash equivalents and restricted cash	(0.8)	(153.4)
Cash, cash equivalents and restricted cash at beginning of period	812.3	560.9
Cash, cash equivalents and restricted cash at end of period	$811.5	$407.5
Cash paid for interest, net of proceeds from interest rate derivatives	$15.3	$23.4
Cash paid for taxes, net of refunds	$11.7	$5.6

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2021 (Unaudited)

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
•"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities, including PWI Holdings, Inc. (which was sold on December 1, 2020);
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal was outstanding at March 31, 2021); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (581,608 and 571,606 shares of Series A Preferred Stock were outstanding at March 31, 2021 and December 31, 2020, respectively).

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of March 31, 2021, the ADESA Auctions segment serves a domestic and international customer base through online auctions and provides services from 74 facilities in North America. ADESA also includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through on-premise and off-premise marketplaces. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our commercial consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided throughout the United States and Canada. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, BacklotCars, TradeRev, other used vehicle and salvage auctions and non-auction purchases.
Prior to December 2020, in addition to floorplan financing, AFC also provided independent used vehicle dealers with vehicle service contracts. In October 2020, a subsidiary of ADESA signed a definitive agreement to sell all of the issued and outstanding shares of capital stock of PWI Holdings, Inc., the Company's extended vehicle service contract business ("PWI"), to certain subsidiaries of Kingsway Financial Services Inc. for a purchase price of approximately $24.3 million in cash and deferred payments of approximately $2.2 million (subject to customary adjustments). The sale was completed on December 1, 2020.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 2020, as filed with the Securities and Exchange Commission on February 18, 2021. The 2020 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Reclassifications
ADESA's "Auction fees and services revenue" reported in the consolidated statement of income for the three months ended March 31, 2020 has been broken out between "Auction fees" and "Service revenue" in the consolidated statement of income to conform with the presentation for the three months ended March 31, 2021.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Prior to 2020, the costs and expenses of the holding company were reported separately from the reportable segments. Due to the spin-off of IAA in 2019 and the Company's transition from physical marketplaces to digital marketplaces, the Company has simplified its business and operations. Corporate expenses, previously reported as holding company expenses, are now included in the segments. Certain known expenses (e.g., information technology costs) were recorded directly to the ADESA and AFC segments. Interest expense previously reported by the holding company has been recorded in the ADESA segment. The residual shared services expenses were recorded at ADESA and allocated to AFC based on revenue and employee headcount. Holding company amounts reported in the segment results in the consolidated financial statements prior to December 31, 2020 have been reclassified to conform to the current presentation.
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
New Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. We do not expect the adoption of ASU 2020-06 will have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Note 2—Acquisitions
Deferred and Contingent Payments Related to Prior Year Acquisitions
Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At March 31, 2021, we had deferred and estimated contingent consideration with a fair value of approximately $1.8 million and $31.1 million, respectively (based on Level 3 inputs). At March 31, 2021, the aggregate maximum potential payment remaining for undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $47.3 million. For the three months ended March 31, 2021, we made contingent consideration payments related to the CarsOnTheWeb acquisition of $21.3 million. For the three months ended March 31, 2021, adjustments to estimated contingent consideration associated with the CarsOnTheWeb and TradeRev acquisitions increased contingent consideration and decreased "Other income, net" by approximately $11.2 million in the aggregate.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Note 3—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with KAR Auction Services, Inc. service-based options ("service options"), market-based options ("market options), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the KAR Auction Services, Inc. service options, market options, PRSUs and RSUs should be classified as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2021	2020
Service options	$0.3	$—
Market options	1.1	—
PRSUs	2.2	1.5
RSUs	1.8	3.5
Total stock-based compensation expense	$5.4	$5.0
Service Options
In the first quarter of 2021, we granted approximately 0.4 million service options with a weighted average exercise price of $13.81 per share to certain executive officers of the Company. The service options have a life of ten years and vest in equal annual installments on each of the first four anniversaries of the grant date. The weighted average fair value of the service options granted in the first quarter of 2021 was $2.53 per share. The fair value of the service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 35.78%, an expected dividend yield of 5.5% and a weighted average risk free interest rate of 1.04%.
Market Options
In the first quarter of 2021, we granted approximately 1.8 million market options with a weighted average exercise price of $13.81 per share to certain executive officers of the Company. The market options have a life of ten years and have a service component along with an additional market component. The market options become eligible to vest and become exercisable in equal increments, each upon the later to occur of (i) the first four anniversaries of the grant date, respectively, and (ii) for each respective 25% increment, the attainment of KAR's closing stock price at or above $5, $10, $15 and $20 over the exercise price, for 20 consecutive trading days.
The weighted average fair value of the market options granted in the first quarter of 2021 was $2.38 per share. The fair value and requisite service period of the market options was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion with a drift equal to the risk free rate.
PRSUs and RSUs
In the first quarter of 2021, we granted a target amount of approximately 0.4 million PRSUs to certain executive officers of the Company. The PRSUs granted in 2021 vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.5 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $13.81 per share, which was determined using the closing price of the Company's common stock on the dates of grant.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three months ended March 31, 2021, we repurchased and retired 5,219,800 shares of common stock in the open market at a weighted average price of $15.47 per share, under the October 2019 authorization. No shares of common stock were repurchased during the three months ended March 31, 2020.
Note 4—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$50.9	$2.8
Series A Preferred Stock dividends	(10.0)	—
Net income attributable to participating securities	(8.3)	—
Net income attributable to common stockholders	$32.6	$2.8
Weighted average common shares outstanding	129.0	129.0
Effect of dilutive stock options and restricted stock awards	0.7	1.0
Weighted average common shares outstanding and potential common shares	129.7	130.0
Net income per share
Basic	$0.25	$0.02
Diluted	$0.25	$0.02
Prior to 2020, basic net income per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income per share was calculated consistent with basic net income per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income per diluted share and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2021 and 2020, respectively. All of the market options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2021. Approximately 0.8 million PRSUs and approximately 0.4 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2021 and 2020, respectively. Total options outstanding at March 31, 2021 and 2020 were 2.7 million and 0.7 million, respectively.
Beginning in June 2020, the Company also includes participating securities (Series A Preferred Stock) in the computation of net income per share pursuant to the two-class method. The two-class method of calculating net income per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at March 31, 2021.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2024. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at March 31, 2021. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2021		Net Credit Losses Three Months Ended March 31, 2021
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,975.0	$22.6	$1.3
Other loans	9.4	—	—
Total receivables managed	$1,984.4	$22.6	$1.3

	December 31, 2020		Net Credit Losses Three Months Ended March 31, 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,892.1	$22.9	$11.9
Other loans	18.9	—	—
Total receivables managed	$1,911.0	$22.9	$11.9
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	March 31, 2021	March 31, 2020
Allowance for Credit Losses
Balance at beginning of period	$22.0	$15.0
Opening balance adjustment for adoption of ASC Topic 326	—	5.0
Provision for credit losses	4.8	16.9
Recoveries	2.5	1.9
Less charge-offs	(3.8)	(13.8)
Balance at end of period	$25.5	$25.0

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

As of March 31, 2021 and December 31, 2020, $1,930.7 million and $1,865.3 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	March 31, 2021	December 31, 2020
Obligations collateralized by finance receivables, gross	$1,258.9	$1,282.8
Unamortized securitization issuance costs	(19.8)	(21.6)
Obligations collateralized by finance receivables	$1,239.1	$1,261.2
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2021, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2021	December 31, 2020
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$935.7	$938.1
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	20.9	14.8
Total debt				1,906.6	1,902.9
Unamortized debt issuance costs/discounts				(23.4)	(24.8)
Current portion of long-term debt				(30.4)	(24.3)
Long-term debt				$1,852.8	$1,853.8
*The interest rates presented in the table above represent the rates in place at March 31, 2021.
Credit Facilities
On September 19, 2019, we entered into the seven-year, $950 million Term Loan B-6 and the $325 million, five-year Revolving Credit Facility.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.38% at March 31, 2021.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority perfected security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) perfected first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at March 31, 2021.
There were no borrowings outstanding on the Revolving Credit Facility at March 31, 2021 or December 31, 2020. We had related outstanding letters of credit in the aggregate amount of $29.8 million and $28.5 million at March 31, 2021 and December 31, 2020, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
European Lines of Credit
COTW has lines of credit aggregating $35.2 million (€30 million). The lines of credit had an aggregate $20.9 million and $14.8 million of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. The lines of credit are secured by certain inventory and receivables at COTW subsidiaries.
Fair Value of Debt
As of March 31, 2021, the estimated fair value of our long-term debt amounted to $1,900.9 million. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of March 31, 2021. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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
We have designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that are included in the assessment of hedge effectiveness are recorded as a component of "Accumulated other comprehensive income." For the three months ended March 31, 2021, the Company recorded an unrealized gain on the interest rate swaps of $6.7 million, net of tax of $2.2 million in "Accumulated other comprehensive income." For the three months ended March 31, 2020, the Company recorded an unrealized loss on the interest rate swaps of $19.0 million, net of tax of $6.2 million in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt.
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

	Liability Derivatives
	March 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$17.0	Other liabilities	$25.9

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Note 8—Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Realized and unrealized gains on investment securities	$60.5	$—
Contingent consideration valuation (Note 2)	(11.2)	—
Foreign currency gains (losses)	(2.2)	(0.4)
Other	3.1	2.4
Other income, net	$50.2	$2.0
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $17.0 million for the three months ended March 31, 2021. The Company had unrealized gains of $43.5 million for the three months ended March 31, 2021.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and now has a readily determinable fair value. As of March 31, 2021, the fair value of investment securities are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $51.0 million. The unrealized gain on these investment securities was $43.5 million at March 31, 2021. The remaining investments held of $16.2 million are recorded at cost as they do not have readily determinable fair values. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other income, net" in the consolidated statements of income.
Note 9—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Foreign currency translation loss	$(11.6)	$(13.2)
Unrealized loss on interest rate derivatives, net of tax	(12.8)	(19.5)
Accumulated other comprehensive loss	$(24.4)	$(32.7)

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
Prior to 2020, the costs and expenses of the holding company were reported separately from the reportable segments. Due to the spin-off of IAA in 2019 and the Company's transition from physical marketplaces to digital marketplaces, the Company has simplified its business and operations. Corporate expenses, previously reported as holding company expenses, are now included in the segments. Certain known expenses (e.g., information technology costs) were recorded directly to the ADESA and AFC segments. Interest expense previously reported by the holding company has been recorded in the ADESA segment. The residual shared services expenses were recorded at ADESA and allocated to AFC based on revenue and employee headcount. Holding company amounts reported in the segment results in the consolidated financial statements prior to December 31, 2020 have been reclassified to conform to the current presentation.
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2021 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$515.8	$65.8	$581.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	316.9	13.5	330.4
Selling, general and administrative	140.2	8.8	149.0
Depreciation and amortization	44.6	2.4	47.0
Total operating expenses	501.7	24.7	526.4
Operating profit	14.1	41.1	55.2
Interest expense	21.6	9.3	30.9
Other income, net	(5.9)	(44.3)	(50.2)
Intercompany expense (income)	0.1	(0.1)	—
Income (loss) before income taxes	(1.7)	76.2	74.5
Income taxes	4.1	19.5	23.6
Net income (loss)	$(5.8)	$56.7	$50.9
Total assets	$4,783.4	$2,376.8	$7,160.2

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2021 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2020 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$567.0	$78.5	$645.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	370.7	23.9	394.6
Selling, general and administrative	152.4	10.0	162.4
Depreciation and amortization	44.4	3.3	47.7
Total operating expenses	567.5	37.2	604.7
Operating profit (loss)	(0.5)	41.3	40.8
Interest expense	24.4	13.6	38.0
Other income, net	(1.9)	(0.1)	(2.0)
Intercompany expense (income)	0.8	(0.8)	—
Income (loss) before income taxes	(23.8)	28.6	4.8
Income taxes	(5.2)	7.2	2.0
Net income (loss)	$(18.6)	$21.4	$2.8
Total assets	$3,553.2	$2,446.5	$5,999.7
Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Approximately 52% and 57% of our foreign operating revenues were from Canada for the three months ended March 31, 2021 and 2020, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2021	2020
Operating revenues
U.S.	$439.6	$523.3
Foreign	142.0	122.2
	$581.6	$645.5
Note 12—Subsequent Event
In May 2021, ADESA acquired Auction Frontier, LLC (“Auction Frontier”) for $80 million in cash and up to an additional $15 million contingent on certain terms. Auction Frontier is the owner and operator of the cloud-based auction simulcast solution Velocicast®. The acquisition is aligned with KAR’s strategy, as Velocicast powers ADESA Simulcast and Simulcast+ technologies, as well as other wholesale and retail auctions across North America and Australia.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify forward-looking statements. Such statements, including statements regarding the potential impacts of the COVID-19 pandemic; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 18, 2021, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
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
In response to these measures and for the protection of our employees and customers, we have implemented several measures to help secure our business, including but not limited to furloughs, prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our on-premise marketplace locations and temporarily suspending the Company's quarterly dividend.
In addition, on March 20, 2020, we temporarily suspended on-premise sale operations, including Simulcast-only sales, across North America. We resumed operation of Simulcast-only sales in select markets on April 6, 2020 and continued to expand the Simulcast-only sales each week thereafter as permitted by government directives. We began operating Simulcast+ auctions in select markets, a fully digital auction operated remotely with an automated auctioneer, sequential sales, audio and visual cues to simulate the live auction experience with all buyers and sellers interacting virtually through the Simulcast platform.
All ADESA auction locations in the U.S. and Canada are offering vehicles for sale via ADESA Simulcast, DealerBlock and Simulcast+. Auction locations have resumed offering ancillary and related services, where possible and as permitted by government directives. However, given the evolving health, economic, social and governmental environments, the continuing impact that COVID-19 could have on our business remains uncertain.
We have also taken advantage of legislation introduced to assist companies during this time. In the first quarter of 2021, we recorded a total of approximately $3.4 million claimed under the Canada Emergency Wage Subsidy. These credits partially offset salaries recorded in Canada. We will continue to monitor and assess the impact the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and similar legislation in other countries may have on our business and financial results.
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

The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the imposition of protective public safety measures, the timing and number of people receiving vaccinations and effectiveness, and the timing to which normal economic and operating conditions resumes. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business.
Overview
We provide whole car auction services in North America and Europe. Our business is divided into two reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions and AFC.
•The ADESA Auctions segment serves a domestic and international customer base through online auctions and it provides services from 74 facilities in North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Vehicles sold on ADESA's digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.
•The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers throughout the United States and Canada. Prior to December 2020, the Company also sold vehicle service contracts through Preferred Warranties, Inc. ("PWI").
Prior to 2020, the costs and expenses of the holding company were reported separately from the reportable segments. Due to the spin-off of IAA in 2019 and the Company's transition from physical marketplaces to digital marketplaces, the Company has simplified its business and operations. Corporate expenses, previously reported as holding company expenses, are now included in the segments. Certain known expenses (e.g., information technology costs) were recorded directly to the ADESA and AFC segments. Interest expense previously reported by the holding company has been recorded in the ADESA segment. The residual shared services expenses were recorded at ADESA and allocated to AFC based on revenue and employee headcount. Holding company amounts reported in the segment results in the consolidated financial statements prior to December 31, 2020 have been reclassified to conform to the current presentation.
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including off-premise volumes and mobile application volumes, were approximately 12.0 million and 11.5 million in 2019 and 2018, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. NAAA industry volumes for 2020 have not yet been released, but we expect that volumes in 2020 were substantially lower than in 2019. The NAAA industry volumes collected by the annual survey do not include off-premise volumes or mobile application volumes (e.g., Openlane, TradeRev, BacklotCars and their respective competitors), but we have included these volumes in our totals. In addition to the traditional whole car auction market and off-premise venues described above, we believe mobile applications, such as TradeRev and BacklotCars, may provide an opportunity to expand our total addressable market for dealer-to-dealer transactions to as much as 15 million units from approximately 5 million units in 2019. TradeRev and BacklotCars sold approximately 316,000 vehicles in the digital dealer-to-dealer marketplace for the year ended December 31, 2020, compared with approximately 210,000 vehicles for the year ended December 31, 2019. TradeRev and BacklotCars sold approximately 100,000 vehicles in the digital dealer-to-dealer marketplace for the three months ended March 31, 2021, compared with approximately 55,000 vehicles for the three months ended March 31, 2020. This volume data includes vehicles sold by BacklotCars prior to its acquisition in November 2020. The COVID-19 pandemic has had a material impact on the whole car auction industry and we are unable to estimate future volumes.

Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverages its local presence of branches and in-market representatives, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 13,600 dealers in 2020, and loan transactions, which includes both loans floorplanned and loans curtailed, were approximately 1.5 million in 2020.
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, access to consumer financing and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing), as well as the ability to operate in locations experiencing pandemic shelter-in-place orders. These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2021	2020
Revenues
Auction fees	$235.5	$255.3
Service revenue	187.6	236.2
Purchased vehicle sales	92.7	75.5
Finance-related revenue	65.8	78.5
Total revenues	581.6	645.5
Cost of services*	330.4	394.6
Gross profit*	251.2	250.9
Selling, general and administrative	149.0	162.4
Depreciation and amortization	47.0	47.7
Operating profit	55.2	40.8
Interest expense	30.9	38.0
Other income, net	(50.2)	(2.0)
Income before income taxes	74.5	4.8
Income taxes	23.6	2.0
Net income	$50.9	$2.8
Net income per share
Basic	$0.25	$0.02
Diluted	$0.25	$0.02

* Exclusive of depreciation and amortization
Overview
For the three months ended March 31, 2021, we had revenue of $581.6 million compared with revenue of $645.5 million for the three months ended March 31, 2020, a decrease of 10%. Businesses acquired in 2020 accounted for an increase in revenue of $25.2 million or 4% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.7 million, or 1%, to $47.0 million for the three months ended March 31, 2021, compared with $47.7 million for the three months ended March 31, 2020. The decrease in depreciation and amortization was primarily the result of a reduction in assets placed in service, resulting from a reduction in capital spending.
Interest Expense
Interest expense decreased $7.1 million, or 19%, to $30.9 million for the three months ended March 31, 2021, compared with $38.0 million for the three months ended March 31, 2020. The decrease was primarily attributable to a decrease in the weighted average interest rate of approximately 1% and a decrease of $9.5 million in the average outstanding balance of corporate debt for the three months ended March 31, 2021, compared with the three months ended March 31, 2020. In addition, there was a decrease in interest expense at AFC of $4.3 million, which resulted from a decrease in the average finance receivables balance for the three months March 31, 2021, as compared with the three months ended March 31, 2020.

Other Income, Net
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $17.0 million for the three months ended March 31, 2021. The Company had unrealized gains of $43.5 million at March 31, 2021, as a result of a recent public offering for one of these investment securities. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
For the three months ended March 31, 2021, we had other income of $50.2 million compared with $2.0 million for the three months ended March 31, 2020. The increase in other income was primarily attributable to an increase in realized and unrealized gains on investment securities of approximately $60.5 million and other miscellaneous items aggregating $0.7 million, partially offset by an increase in contingent consideration valuation of $11.2 million and an increase in foreign currency losses of $1.8 million.
Income Taxes
We had an effective tax rate of 31.7% for the three months ended March 31, 2021, compared with an effective tax rate of 41.7% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded. The decrease in the effective tax rate was primarily attributable to lower pretax earnings for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2020 was calculated using the discrete-period computation method by applying the actual effective tax rate as of March 31, 2020 to our pre-tax income.
Impact of Foreign Currency
For the three months ended March 31, 2021, fluctuations in the European exchange rate increased revenue by $5.6 million, increased operating profit by $0.2 million, decreased net income by $0.3 million and had no impact on net income per diluted share. For the three months ended March 31, 2021, fluctuations in the Canadian exchange rate increased revenue by $3.8 million, operating profit by $1.2 million, net income by $0.3 million and had no impact on net income per diluted share.
Impact of COVID-19 on Our Operations
The Company has been subject to numerous orders and directives that have impacted our ability to operate our business throughout North America and in Europe. As a result of these COVID-19 related restrictions on our operations, we have adjusted our business processes so that we can continue to meet the needs of our customers while complying with the various laws, regulations, mandates and directives in each of the markets in which we operate. In many cases, we have had to limit the number of employees and customers at our physical locations at any given time and modify the delivery of services to our customers. However, these adjustments in our operations have also resulted in improvements in our performance.

During this challenging time, the Company has worked to meet the needs of the wholesale used car marketplace with its technology-based auction platforms throughout North America and in Europe. The Company believes that certain changes to its business processes that were necessitated by the COVID-19 outbreak are sustainable going forward. For example, the Company has reduced the labor required to process wholesale auction transactions and reduced its selling, general and administrative expenses.

ADESA Results

	Three Months Ended March 31,
(Dollars in millions, except per vehicle amounts)	2021	2020
Auction fees	$235.5	$255.3
Service revenue	187.6	236.2
Purchased vehicle sales	92.7	75.5
Total ADESA revenue	515.8	567.0
Cost of services*	316.9	370.7
Gross profit*	198.9	196.3
Selling, general and administrative	140.2	152.4
Depreciation and amortization	44.6	44.4
Operating profit (loss)	$14.1	$(0.5)
On-premise vehicles sold	349,000	468,000
Off-premise vehicles sold	404,000	394,000
Total vehicles sold	753,000	862,000
Auction fees per vehicle sold	$313	$296
Gross profit per vehicle sold*	$264	$228
Gross profit percentage, excluding purchased vehicles*	47.0%	39.9%
Dealer consignment mix	33%	26%
Commercial mix	67%	74%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $51.2 million, or 9%, to $515.8 million for the three months ended March 31, 2021, compared with $567.0 million for the three months ended March 31, 2020. The decrease in revenue was the result of a decrease in the number of vehicles sold, partially offset by an increase in average revenue per vehicle sold. Businesses acquired in 2020 accounted for an increase in revenue of $25.2 million. The change in revenue included the impact of an increase in revenue of $5.6 million due to fluctuations in the European exchange rate and an increase of $3.5 million due to fluctuations in the Canadian exchange rate.
On-premise marketplace sales are initiated online for vehicles at one of our locations across North America and include Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, TradeRev, BacklotCars and ADESA Europe sales. The 13% decrease in the number of vehicles sold was comprised of a 25% decrease in on-premise vehicles sold and a 3% increase in off-premise vehicles sold. For the quarter ended March 31, 2021, we conducted all sales through digital marketplaces to protect the health and well-being of our workforce and customers. All vehicles were offered online, cars were not driven through the auction lanes and we limited access to our physical locations to promote social distancing measures and help prevent the spread of COVID-19.
Auction fees per vehicle sold for the three months ended March 31, 2021 increased $17, or 6%, primarily as a result of revenues related to higher vehicle values.
Service revenue for the three months ended March 31, 2021 decreased $48.6 million, or 21%, primarily as a result of the decrease in vehicles sold. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.
Gross Profit
For the three months ended March 31, 2021, gross profit for ADESA increased $2.6 million, or 1%, to $198.9 million, compared with $196.3 million for the three months ended March 31, 2020. Gross profit for ADESA was 38.6% of revenue for the three months ended March 31, 2021, compared with 34.6% of revenue for the three months ended March 31, 2020. Gross profit as a percentage of revenue increased for the three months ended March 31, 2021 as compared with the three months ended March 31, 2020, as we have taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19 and vehicles sold online require less labor. In the first quarter of 2021 we also recorded a benefit of $2.2 million taken under the Canada Emergency Wage Subsidy. On March 20, 2020 our on-premise auctions were shut down in response to the COVID-19 pandemic. While revenue decreased during the closure, cost of services remained consistent, as all non-essential auction employees were paid during the closure. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicles. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 47.0% and 39.9% for the three months ended March 31, 2021 and 2020, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in the last 12 months accounted for an increase in cost of services of $13.8 million for the three months ended March 31, 2021.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $12.2 million, or 8%, to $140.2 million for the three months ended March 31, 2021, compared with $152.4 million for the three months ended March 31, 2020, primarily due to decreases in compensation expense of $21.4 million, professional fees of $3.6 million, marketing costs of $3.4 million, travel expenses of $2.8 million, supplies expense of $2.0 million, telecom expenses of $2.0 million, medical expenses of $1.8 million, severance of $1.7 million, bad debt expense of $1.5 million and the recording of a benefit under the Canada Emergency Wage Subsidy of $1.2 million, partially offset by selling, general and administrative expenses associated with acquisitions of $19.0 million, an increase in incentive-based compensation of $8.9 million and other miscellaneous expenses aggregating $1.3 million.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2021	2020
Finance-related revenue
Interest and fee income	$68.6	$83.8
Other revenue	2.0	2.7
Provision for credit losses	(4.8)	(16.9)
Warranty contract revenue	—	8.9
Total AFC revenue	65.8	78.5
Cost of services*	13.5	23.9
Gross profit*	52.3	54.6
Selling, general and administrative	8.8	10.0
Depreciation and amortization	2.4	3.3
Operating profit	$41.1	$41.3
Loan transactions	372,000	448,000
Revenue per loan transaction, excluding Warranty contract revenue	$177	$155

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2021, AFC revenue decreased $12.7 million, or 16%, to $65.8 million, compared with $78.5 million for the three months ended March 31, 2020. The decrease in revenue was primarily the result of a 17% decrease in loan transactions and the loss of Warranty contract revenue resulting from the sale of PWI in December 2020, partially offset by a 14% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans floorplanned and loans curtailed, increased $22, or 14%, primarily as a result of a decrease in provision for credit losses for the three months ended March 31, 2021 and an increase in loan values, partially offset by decreases in interest yield and average portfolio duration. Revenue per loan transaction excludes Warranty contract revenue.
The provision for credit losses decreased to 1.0% of the average managed receivables for the three months ended March 31, 2021 from 3.3% for the three months ended March 31, 2020.

Gross Profit
For the three months ended March 31, 2021, gross profit for the AFC segment decreased $2.3 million, or 4%, to $52.3 million, or 79.5% of revenue, compared with $54.6 million, or 69.6% of revenue, for the three months ended March 31, 2020. Excluding PWI for the three months ended March 31, 2020, AFC's gross profit as a percent of revenue was 75.5%. The increase in gross profit as a percent of revenue was primarily the result of a 16% decrease in revenue and an 44% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in PWI expenses of $6.9 million, compensation expense of $2.6 million, lot audits of $0.8 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.2 million, or 12%, to $8.8 million for the three months ended March 31, 2021, compared with $10.0 million for the three months ended March 31, 2020 primarily as a result of decreases in PWI expenses of $0.8 million, compensation expense of $0.5 million and other miscellaneous expenses aggregating $0.8 million, partially offset by an increase in incentive-based compensation of $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	March 31,	December 31,	March 31,
(Dollars in millions)	2021	2020	2020
Cash and cash equivalents	$759.0	$752.1	$293.1
Restricted cash	52.5	60.2	114.4
Working capital	869.5	924.6	694.1
Amounts available under the Revolving Credit Facility*	325.0	325.0	325.0
Cash flow from operations for the three months ended	164.5		(49.2)
*    There were related outstanding letters of credit totaling approximately $29.8 million, $28.5 million and $29.7 million at March 31, 2021, December 31, 2020 and March 31, 2020 respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.
We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions. The COVID-19 pandemic has had, and is continuing to have, an adverse impact on our business. As a result, we have implemented several measures that we believe will enhance liquidity for the foreseeable future. Some of these measures included furloughs, prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our on-premise marketplace locations and temporarily suspending the Company's quarterly dividend.
We have also taken advantage of legislation introduced to assist companies during this time. In the first quarter of 2021, we recorded a total of approximately $3.4 million claimed under the Canada Emergency Wage Subsidy. These credits partially offset salaries recorded in Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued disruption could materially affect our liquidity.
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

Approximately $180.4 million of available cash was held by our foreign subsidiaries at March 31, 2021. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
Credit Facilities
On September 19, 2019, we entered into the seven-year, $950 million Term Loan B-6 and the $325 million, five-year Revolving Credit Facility.
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
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.38% at March 31, 2021.
On March 31, 2021, $935.7 million was outstanding on Term Loan B-6 and there were no borrowings outstanding on the Revolving Credit Facility. We had related outstanding letters of credit in the aggregate amount of $29.8 million and $28.5 million at March 31, 2021 and December 31, 2020, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $35.2 million (€30 million) of which $20.9 million was drawn at March 31, 2021.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 0.6 at March 31, 2021.

In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2021.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at March 31, 2021.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2024. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at March 31, 2021. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $1,984.4 million and $1,911.0 million at March 31, 2021 and December 31, 2020, respectively. AFC's allowance for losses was $25.5 million and $22.0 million at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, $1,930.7 million and $1,865.3 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,239.1 million and $1,261.2 million of obligations collateralized by finance receivables at March 31, 2021 and December 31, 2020, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $19.8 million and $21.6 million at March 31, 2021 and December 31, 2020, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2021, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31, 2021
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(5.8)	$56.7	$50.9
Add back:
Income taxes	4.1	19.5	23.6
Interest expense, net of interest income	21.4	9.3	30.7
Depreciation and amortization	44.6	2.4	47.0
Intercompany interest	0.1	(0.1)	—
EBITDA	64.4	87.8	152.2
Non-cash stock-based compensation	4.9	0.7	5.6
Acquisition related costs	1.5	—	1.5
Securitization interest	—	(6.8)	(6.8)
(Gain)/Loss on asset sales	1.0	(0.8)	0.2
Severance	0.5	0.2	0.7
Foreign currency (gains)/losses	2.2	—	2.2
Contingent consideration adjustment	11.2	—	11.2
Unrealized gains on investment securities	—	(43.5)	(43.5)
Other	0.2	(0.3)	(0.1)
Total addbacks/(deductions)	21.5	(50.5)	(29.0)
Adjusted EBITDA	$85.9	$37.3	$123.2

	Three Months Ended March 31, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(18.6)	$21.4	$2.8
Add back:
Income taxes	(5.2)	7.2	2.0
Interest expense, net of interest income	23.7	13.5	37.2
Depreciation and amortization	44.4	3.3	47.7
Intercompany interest	0.8	(0.8)	—
EBITDA	45.1	44.6	89.7
Non-cash stock-based compensation	4.6	0.7	5.3
Acquisition related costs	1.4	—	1.4
Securitization interest	—	(11.4)	(11.4)
Loss on asset sales	0.5	—	0.5
Severance	1.8	—	1.8
Foreign currency (gains)/losses	0.4	—	0.4
Other	0.8	0.1	0.9
Total addbacks/(deductions)	9.5	(10.6)	(1.1)
Adjusted EBITDA	$54.6	$34.0	$88.6

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	March 31, 2021
Net income (loss)	$(32.3)	$47.1	$(17.1)	$50.9	$48.6
Add back:
Income taxes	(4.6)	10.9	(3.4)	23.6	26.5
Interest expense, net of interest income	30.6	29.2	30.3	30.7	120.8
Depreciation and amortization	46.5	46.5	50.6	47.0	190.6
EBITDA	40.2	133.7	60.4	152.2	386.5
Non-cash stock-based compensation	2.9	3.9	3.0	5.6	15.4
Acquisition related costs	0.9	2.4	4.1	1.5	8.9
Securitization interest	(6.0)	(3.7)	(6.2)	(6.8)	(22.7)
Loss on asset sales	0.5	0.1	0.2	0.2	1.0
Severance	6.5	2.3	0.9	0.7	10.4
Foreign currency (gains)/losses	2.7	0.1	1.7	2.2	6.7
Goodwill and other intangibles impairment	29.8	—	—	—	29.8
Contingent consideration adjustment	—	—	4.7	11.2	15.9
Unrealized gains on investment securities	—	—	—	(43.5)	(43.5)
Other	2.5	0.4	(1.3)	(0.1)	1.5
Total addbacks/(deductions)	39.8	5.5	7.1	(29.0)	23.4
Adjusted EBITDA	$80.0	$139.2	$67.5	$123.2	$409.9

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net cash provided by (used by):
Operating activities	$164.5	$(49.2)
Investing activities	(79.2)	116.7
Financing activities	(88.7)	(197.2)
Effect of exchange rate on cash	2.6	(23.7)
Net decrease in cash, cash equivalents and restricted cash	$(0.8)	$(153.4)
Cash flow provided by operating activities was $164.5 million for the three months ended March 31, 2021, compared with cash flow used by operating activities of $49.2 million for the three months ended March 31, 2020. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as increased profitability, partially offset by a net decrease in non-cash item adjustments. We had reduced operations beginning March 20, 2020, resulting from COVID-19 restrictions on our business.
Net cash used by investing activities was $79.2 million for the three months ended March 31, 2021, compared with net cash provided by investing activities of $116.7 million for the three months ended March 31, 2020. The increase in net cash used by investing activities was primarily attributable to:
•an increase in the additional finance receivables held for investment of approximately $219.6 million; and
•an increase in investment in securities of approximately $15.3 million;
partially offset by:
•proceeds from sale of investments of approximately $21.1 million; and
•a reduction in capital expenditures of approximately $15.1 million.
Net cash used by financing activities was $88.7 million for the three months ended March 31, 2021, compared with $197.2 million for the three months ended March 31, 2020. The decrease in net cash used by financing activities was primarily attributable to:
•a smaller reduction in the obligations collateralized by finance receivables of approximately $78.6 million;
•a net increase in book overdrafts for the three months ended March 31, 2021 compared with a net decrease in book overdrafts for the three months ended March 31, 2020, resulting in a change of approximately $74.9 million; and
•a decrease in dividends paid to stockholders of approximately $24.5 million;
partially offset by:
•an increase in the repurchase of common stock of approximately $80.8 million.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2021 and 2020 approximated $14.5 million and $29.6 million, respectively. Capital expenditures were funded primarily from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $125 million for fiscal year 2021. Future capital expenditures could vary substantially based on capital project timing, the opening of new facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the three months ended March 31, 2021, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $10.0 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
Recent Development
In May 2021, ADESA acquired Auction Frontier, LLC (“Auction Frontier”) for $80 million in cash and up to an additional $15 million contingent on certain terms. Auction Frontier is the owner and operator of the cloud-based auction simulcast solution Velocicast®. The acquisition is aligned with KAR’s strategy, as Velocicast powers ADESA Simulcast and Simulcast+ technologies, as well as other wholesale and retail auctions across North America and Australia.
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2020. Since December 31, 2020, there have been no material changes to the contractual obligations of the Company, with the exception of the following:
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
See Note 6 and Note 7 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2020, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $2.2 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. Canadian currency translation positively affected net income by approximately $0.3 million for the three months ended March 31, 2021 and had no effect on net income for the three months ended March 31, 2020. A 1% change in the month-end Canadian exchange rate for the three months ended March 31, 2021 would have impacted foreign currency losses on intercompany loans by $0.9 million and net income by $0.6 million. A 1% change in the average Canadian exchange rate for the three months ended March 31, 2021 would have impacted net income by approximately $0.1 million. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
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
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2021 would have resulted in an increase in interest expense of approximately $1.1 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 18 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 which could materially affect our business, financial condition or future results. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The impact of COVID-19 may implicate and exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including but not limited to risks relating to general economic conditions. This situation continues to evolve and additional impacts may arise that we are not aware of currently. Due to the unprecedented nature of the COVID-19 pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.

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
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$289.8
February 1 - February 28	—	—	—	289.8
March 1 - March 31	5,219,800	15.47	5,219,800	209.0
Total	5,219,800	$15.47	5,219,800

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Thomas J. Fisher	10-K	001-34568	10.6	2/18/2021

10.7	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020	10-K	001-34568	10.13	2/19/2020

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.8	2/18/2021

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10	^	Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.15	11/4/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	^	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.16	11/4/2020

10.12a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.12b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.13a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.13b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.14a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.14b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.15a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.19b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.20		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.21a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.21b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.22	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.23a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.23b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.24	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.25	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.26	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.27	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.28	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.29	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.30	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.31	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.32	*	Form of 2020 and 2021 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.33		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.34		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.35		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.36		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.37a	Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.37b	Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.38	Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.39	Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (iii) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	May 5, 2021	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)