Form 10-Q
period 2021-09-30
KAR Auction Services, Inc.
filed 2021-11-03
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 31, 2021, 121,154,411 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues
Auction fees	$198.2	$247.6	$670.4	$680.7
Service revenue	169.2	192.9	539.0	563.9
Purchased vehicle sales	92.2	86.2	282.8	211.3
Finance-related revenue	75.6	66.9	210.0	202.2
Total operating revenues	535.2	593.6	1,702.2	1,658.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	313.1	329.7	976.7	959.4
Selling, general and administrative	134.1	131.0	423.3	405.7
Depreciation and amortization	44.7	46.5	137.1	140.7
Goodwill and other intangibles impairment	—	—	—	29.8
Total operating expenses	491.9	507.2	1,537.1	1,535.6
Operating profit	43.3	86.4	165.1	122.5
Interest expense	32.2	29.5	94.3	98.4
Other (income) expense, net	13.3	(1.1)	(22.1)	(1.8)
Income (loss) before income taxes	(2.2)	58.0	92.9	25.9
Income taxes	(1.2)	10.9	31.5	8.3
Net income (loss)	$(1.0)	$47.1	$61.4	$17.6
Net income (loss) per share
Basic	$(0.10)	$0.23	$0.20	$0.04
Diluted	$(0.10)	$0.23	$0.20	$0.04
Dividends declared per common share	$—	$—	$—	$0.19

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1.0)	$47.1	$61.4	$17.6
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(13.4)	12.6	(4.7)	(7.3)
Unrealized gain (loss) on interest rate derivatives, net of tax	2.0	1.0	9.0	(21.6)
Total other comprehensive income (loss), net of tax	(11.4)	13.6	4.3	(28.9)
Comprehensive income (loss)	$(12.4)	$60.7	$65.7	$(11.3)

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$631.9	$752.1
Restricted cash	52.4	60.2
Trade receivables, net of allowances of $12.2 and $12.1	565.3	367.2
Finance receivables, net of allowances of $24.0 and $22.0	2,167.7	1,889.0
Other current assets	110.9	106.7
Total current assets	3,528.2	3,175.2
Other assets
Goodwill	2,207.0	2,140.2
Customer relationships, net of accumulated amortization of $698.6 and $668.6	190.8	211.3
Other intangible assets, net of accumulated amortization of $427.8 and $362.0	275.9	290.2
Operating lease right-of-use assets	330.2	350.6
Property and equipment, net of accumulated depreciation of $616.0 and $596.4	571.1	589.9
Other assets	67.0	40.8
Total other assets	3,642.0	3,623.0
Total assets	$7,170.2	$6,798.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$1,070.2	$688.9
Accrued employee benefits and compensation expenses	60.4	81.3
Accrued interest	19.2	6.5
Other accrued expenses	197.1	185.2
Income taxes payable	5.0	3.2
Obligations collateralized by finance receivables	1,385.7	1,261.2
Current maturities of long-term debt	19.1	24.3
Total current liabilities	2,756.7	2,250.6
Non-current liabilities
Long-term debt	1,850.7	1,853.8
Deferred income tax liabilities	138.7	128.6
Operating lease liabilities	323.0	344.2
Other liabilities	38.0	55.4
Total non-current liabilities	2,350.4	2,382.0
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	580.4	549.8
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2021: 119,201,287
December 31, 2020: 129,700,156	1.2	1.3
Additional paid-in capital	878.8	1,046.5
Retained earnings	631.1	600.7
Accumulated other comprehensive loss	(28.4)	(32.7)
Total stockholders' equity	1,482.7	1,615.8
Total liabilities, temporary equity and stockholders' equity	$7,170.2	$6,798.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	119.2	$1.2	$874.6	$642.5	$(17.0)	$1,501.3
Net loss				(1.0)		(1.0)
Other comprehensive loss					(11.4)	(11.4)
Issuance of common stock under stock plans			0.2			0.2
Stock-based compensation expense			4.0			4.0
Dividends on preferred stock				(10.4)		(10.4)
Balance at September 30, 2021	119.2	$1.2	$878.8	$631.1	$(28.4)	$1,482.7

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	129.7	$1.3	$1,046.5	$600.7	$(32.7)	$1,615.8
Net income				61.4		61.4
Other comprehensive income					4.3	4.3
Issuance of common stock under stock plans	0.4		1.2			1.2
Surrender of RSUs for taxes	(0.1)		(2.2)			(2.2)
Stock-based compensation expense			13.9			13.9
Repurchase and retirement of common stock	(10.8)	(0.1)	(180.8)			(180.9)
Dividends earned under stock plans			0.2	(0.4)		(0.2)
Dividends on preferred stock				(30.6)		(30.6)
Balance at September 30, 2021	119.2	$1.2	$878.8	$631.1	$(28.4)	$1,482.7

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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$61.4	$17.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.1	140.7
Provision for credit losses	7.2	41.6
Deferred income taxes	7.8	(3.0)
Amortization of debt issuance costs	9.1	8.6
Stock-based compensation	13.9	11.1
Contingent consideration adjustment	20.1	—
Net decrease in unrealized gain on investment securities	(10.7)	—
Goodwill and other intangibles impairment	—	29.8
Other non-cash, net	(1.2)	6.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(228.5)	(49.4)
Accounts payable and accrued expenses	336.4	228.8
Net cash provided by operating activities	352.6	431.9
Investing activities
Net (increase) decrease in finance receivables held for investment	(281.4)	337.1
Acquisition of businesses (net of cash acquired)	(79.8)	—
Purchases of property, equipment and computer software	(77.3)	(74.3)
Investments in securities	(22.0)	—
Proceeds from sale of investments	32.7	—
Proceeds from the sale of PWI	2.1	—
Proceeds from the sale of property and equipment	10.7	0.8
Net cash (used by) provided by investing activities	(415.0)	263.6
Financing activities
Net increase in book overdrafts	41.7	20.3
Net decrease in borrowings from lines of credit	(5.2)	(2.4)
Net increase (decrease) in obligations collateralized by finance receivables	119.6	(345.1)
Proceeds from issuance of Series A Preferred Stock	—	550.1
Payments for issuance costs of Series A Preferred Stock	—	(21.9)
Payments for debt issuance costs/amendments	—	(18.2)
Payments on long-term debt	(7.1)	(7.1)
Payments on finance leases	(8.5)	(12.6)
Payments of contingent consideration and deferred acquisition costs	(21.3)	(22.3)
Issuance of common stock under stock plans	1.2	1.0
Tax withholding payments for vested RSUs	(2.2)	(3.9)
Repurchase and retirement of common stock	(180.9)	—
Dividends paid to stockholders	—	(49.0)
Net cash (used by) provided by financing activities	(62.7)	88.9
Effect of exchange rate changes on cash	(2.9)	(13.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(128.0)	770.5
Cash, cash equivalents and restricted cash at beginning of period	812.3	560.9
Cash, cash equivalents and restricted cash at end of period	$684.3	$1,331.4
Cash paid for interest, net of proceeds from interest rate derivatives	$71.6	$77.7
Cash paid for taxes, net of refunds	$22.1	$9.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2021 (Unaudited)

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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal was outstanding at September 30, 2021); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (602,140 and 571,606 shares of Series A Preferred Stock were outstanding at September 30, 2021 and December 31, 2020, respectively).
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of September 30, 2021, the ADESA Auctions segment serves a domestic and international customer base through digital marketplaces supported by more than 70 vehicle logistics center locations across North America. ADESA also includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through on-premise and off-premise marketplaces. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our commercial consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
Reclassifications
ADESA's "Auction fees and services revenue" reported in the consolidated statement of income for the three and nine months ended September 30, 2020 has been broken out between "Auction fees" and "Service revenue" in the consolidated statement of income to conform with the presentation for the three and nine months ended September 30, 2021.
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
September 30, 2021 (Unaudited)

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
Note 2—Acquisitions
Recent Development
On October 14, 2021, ADESA acquired CARWAVE Holdings LLC (“CARWAVE”) for approximately $450 million in cash. CARWAVE is an online dealer-to-dealer marketplace featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live auctions. The acquisition is expected to build on KAR’s growth in the dealer-to-dealer space, enhance KAR’s position in the highly fragmented wholesale used vehicle market and accelerate the Company’s overall transformation to a digital marketplace company.
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
The purchase price for Auction Frontier, net of cash acquired, was approximately $92.2 million, which included a net cash payment of $79.8 million and estimated contingent payments with a fair value of $12.4 million based on a probability model. The maximum amount of undiscounted contingent payment related to this acquisition could approximate $15.0 million. The acquired assets and assumed liabilities of Auction Frontier were recorded at fair value, including $17.9 million to intangible assets, representing the fair value of acquired customer relationships of $10.0 million, software of $7.6 million and tradenames of $0.3 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty and license rates. The purchase accounting associated with this acquisition is preliminary, subject to obtaining information to determine the fair value of certain assets and liabilities. The acquisition resulted in a preliminary estimate of $73.8 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the ADESA Auctions reportable segment and all of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the nine months ended September 30, 2021.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

Deferred and Contingent Payments Related to Prior Year Acquisitions
Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At September 30, 2021, we had deferred and estimated contingent consideration with a fair value of approximately $1.9 million and $40.4 million, respectively (based on Level 3 inputs), which are reported in "Other accrued expenses" in the accompanying consolidated balance sheet. At September 30, 2021, the aggregate maximum potential payment remaining for undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $46.9 million. For the nine months ended September 30, 2021, we made contingent consideration payments related to the CarsOnTheWeb acquisition of $21.3 million. For the three and nine months ended September 30, 2021, adjustments to estimated contingent consideration associated with the CarsOnTheWeb and TradeRev acquisitions increased contingent consideration and impacted "Other (income) expense, net" by approximately $4.4 million and $20.1 million, respectively, in the aggregate.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service options	$0.2	$—	$0.8	$—
Market options	1.6	—	4.4	—
PRSUs	0.7	1.3	3.8	3.6
RSUs	1.5	2.2	4.9	7.5
Total stock-based compensation expense	$4.0	$3.5	$13.9	$11.1
Service Options
In the first nine months of 2021, we granted approximately 1.0 million service options with a weighted average exercise price of $16.26 per share to certain executive officers of the Company. The service options have a life of ten years and vest in equal annual installments on each of the first four anniversaries of the grant dates. The weighted average fair value of the service options granted in the first nine months of 2021 was $3.96 per share. The fair values of the service options granted were estimated on the dates of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, a weighted average expected volatility of 36.46%, a weighted average expected dividend yield of 3.8% and a weighted average risk free interest rate of 1.05%.
Market Options
In the first nine months of 2021, we granted approximately 4.0 million market options with a weighted average exercise price of $16.26 per share to certain executive officers of the Company. The market options have a life of ten years and have a service component along with an additional market component. The market options become eligible to vest and become exercisable in equal increments, each upon the later to occur of (i) the first four anniversaries of the grant dates, respectively, and (ii) for each respective 25% increment, the attainment of KAR's closing stock price at or above $5, $10, $15 and $20 over each respective exercise price, for 20 consecutive trading days.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

The weighted average fair value of the market options granted in the first nine months of 2021 was $3.90 per share. The fair value and requisite service period of the market options was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion with a drift equal to the risk free rate.
PRSUs and RSUs
In the first nine months of 2021, we granted a target amount of approximately 0.6 million PRSUs to certain executive officers and other employees of the Company. Approximately 0.4 million of the PRSUs granted in 2021 vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals and approximately 0.2 million of the PRSUs vest if and to the extent that certain operational goals are attained by year-end 2023 or 2024. In addition, approximately 0.5 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $15.40 per share and $13.91 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the nine months ended September 30, 2021, we repurchased and retired 10,847,800 shares of common stock in the open market at a weighted average price of $16.66 per share, under the October 2019 authorization. No shares of common stock were repurchased during the three months ended September 30, 2021 nor the nine months ended September 30, 2020.
Note 4—Net Income (Loss) Per Share
The following table sets forth the computation of net income (loss) per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1.0)	$47.1	$61.4	$17.6
Series A Preferred Stock dividends	(10.4)	(9.7)	(30.6)	(11.8)
Net income attributable to participating securities	—	(7.4)	(6.5)	—
Net income (loss) attributable to common stockholders	$(11.4)	$30.0	$24.3	$5.8
Weighted average common shares outstanding	119.3	129.3	123.7	129.2
Effect of dilutive stock options and restricted stock awards	—	0.7	0.6	0.8
Weighted average common shares outstanding and potential common shares	119.3	130.0	124.3	130.0
Net income (loss) per share
Basic	$(0.10)	$0.23	$0.20	$0.04
Diluted	$(0.10)	$0.23	$0.20	$0.04
Prior to June 2020, basic net income (loss) per share was calculated by dividing net income by the weighted average number of outstanding common shares for the period. Diluted net income (loss) per share was calculated consistent with basic net income (loss) per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income (loss) per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income (loss) per diluted share and PRSUs subject to performance conditions which have not yet been

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

satisfied are excluded from the calculations. Approximately 0.6 million service options were excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2021. All of the market options were excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2021. No options were excluded from the calculation of diluted net income (loss) per share for the three or nine months ended September 30, 2020. Approximately 1.1 million PRSUs were excluded from the calculation of diluted net income (loss) per share for the nine months ended September 30, 2021. Approximately 0.4 million PRSUs were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2020, respectively. Total options outstanding at September 30, 2021 and 2020 were 5.4 million and 0.7 million, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net income per share for the three months ended September 30, 2021 because to do so would have been anti-dilutive based on the period net loss.
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
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at September 30, 2021.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2024. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at September 30, 2021. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2021		Net Credit Losses (Recoveries) Three Months Ended September 30, 2021	Net Credit Losses Nine Months Ended September 30, 2021
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,182.4	$5.7	$(2.2)	$2.4
Other loans	9.3	—	—	—
Total receivables managed	$2,191.7	$5.7	$(2.2)	$2.4

	December 31, 2020		Net Credit Losses Three Months Ended September 30, 2020	Net Credit Losses Nine Months Ended September 30, 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,892.1	$22.9	$—	$33.9
Other loans	18.9	—	—	—
Total receivables managed	$1,911.0	$22.9	$—	$33.9

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	September 30, 2021	September 30, 2020
Allowance for Credit Losses
Balance at December 31	$22.0	$15.0
Opening balance adjustment for adoption of ASC Topic 326	—	5.0
Provision for credit losses	4.4	35.9
Recoveries	10.3	8.0
Less charge-offs	(12.7)	(41.9)
Balance at end of period	$24.0	$22.0
As of September 30, 2021 and December 31, 2020, $2,159.0 million and $1,865.3 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	September 30, 2021	December 31, 2020
Obligations collateralized by finance receivables, gross	$1,402.0	$1,282.8
Unamortized securitization issuance costs	(16.3)	(21.6)
Obligations collateralized by finance receivables	$1,385.7	$1,261.2
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2021, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	September 30, 2021	December 31, 2020
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$931.0	$938.1
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	9.6	14.8
Total debt				1,890.6	1,902.9
Unamortized debt issuance costs/discounts				(20.8)	(24.8)
Current portion of long-term debt				(19.1)	(24.3)
Long-term debt				$1,850.7	$1,853.8
*The interest rates presented in the table above represent the rates in place at September 30, 2021.
Credit Facilities
On September 19, 2019, we entered into the seven-year, $950 million Term Loan B-6 and the $325 million, five-year Revolving Credit Facility.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.38% at September 30, 2021.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at September 30, 2021.
There were no borrowings outstanding on the Revolving Credit Facility at September 30, 2021 or December 31, 2020. We had related outstanding letters of credit in the aggregate amount of $27.6 million and $28.5 million at September 30, 2021 and December 31, 2020, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
European Lines of Credit
COTW has lines of credit aggregating $34.7 million (€30 million). The lines of credit had an aggregate $9.6 million and $14.8 million of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. The lines of credit are secured by certain inventory and receivables at COTW subsidiaries.
Fair Value of Debt
As of September 30, 2021, the estimated fair value of our long-term debt amounted to $1,880.3 million. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of September 30, 2021. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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
We have designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that are included in the assessment of hedge effectiveness are recorded as a component of "Accumulated other comprehensive income." For the three and nine months ended September 30, 2021, the Company recorded an unrealized gain on the interest rate swaps of $2.0 million, net of tax of $0.6 million, and $9.0 million, net of tax of $2.9 million, respectively, in "Accumulated other comprehensive income." For the three months ended September 30, 2020, the Company recorded an unrealized gain on the interest rate swaps of $1.0 million, net of tax of $0.3 million, and, for the nine months ended September 30, 2020, the Company recorded and unrealized loss on the interest rate swaps of $21.6 million, net of tax of $7.0 million, in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

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

	Liability Derivatives
	September 30, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$14.0	Other liabilities	$25.9
Note 8—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in realized and unrealized gains on investment securities	$10.9	$—	$(37.9)	$—
Contingent consideration valuation (Note 2)	4.4	—	20.1	—
Foreign currency (gains) losses	0.1	0.1	2.7	3.2
Other	(2.1)	(1.2)	(7.0)	(5.0)
Other (income) expense, net	$13.3	$(1.1)	$(22.1)	$(1.8)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $10.0 million and $27.2 million for the three and nine months ended September 30, 2021, respectively. The Company had a net reduction in unrealized gains of $20.9 million for the three months ended September 30, 2021 and a net increase in unrealized gains of $10.7 million for the nine months ended September 30, 2021.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and now has a readily determinable fair value. As of September 30, 2021, the fair value of investment securities are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $17.2 million. The net unrealized gain on these investment securities was $10.7 million at September 30, 2021. The remaining investments held of $22.5 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

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
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Foreign currency translation loss	$(17.9)	$(13.2)
Unrealized loss on interest rate derivatives, net of tax	(10.5)	(19.5)
Accumulated other comprehensive loss	$(28.4)	$(32.7)

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2021 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$459.6	$75.6	$535.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	299.3	13.8	313.1
Selling, general and administrative	125.6	8.5	134.1
Depreciation and amortization	42.5	2.2	44.7
Total operating expenses	467.4	24.5	491.9
Operating profit (loss)	(7.8)	51.1	43.3
Interest expense	21.9	10.3	32.2
Other (income) expense, net	2.4	10.9	13.3
Intercompany expense (income)	—	—	—
Income (loss) before income taxes	(32.1)	29.9	(2.2)
Income taxes	(8.1)	6.9	(1.2)
Net income (loss)	$(24.0)	$23.0	$(1.0)
Total assets	$4,604.6	$2,565.6	$7,170.2

Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2020 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$526.7	$66.9	$593.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	309.4	20.3	329.7
Selling, general and administrative	122.1	8.9	131.0
Depreciation and amortization	43.4	3.1	46.5
Total operating expenses	474.9	32.3	507.2
Operating profit	51.8	34.6	86.4
Interest expense	22.0	7.5	29.5
Other (income) expense, net	(1.1)	—	(1.1)
Intercompany expense (income)	—	—	—
Income before income taxes	30.9	27.1	58.0
Income taxes	7.4	3.5	10.9
Net income	$23.5	$23.6	$47.1
Total assets	$4,742.0	$2,167.9	$6,909.9

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2021 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$1,492.2	$210.0	$1,702.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	935.7	41.0	976.7
Selling, general and administrative	397.2	26.1	423.3
Depreciation and amortization	130.0	7.1	137.1
Total operating expenses	1,462.9	74.2	1,537.1
Operating profit	29.3	135.8	165.1
Interest expense	65.3	29.0	94.3
Other (income) expense, net	(0.6)	(21.5)	(22.1)
Intercompany expense (income)	0.2	(0.2)	—
Income (loss) before income taxes	(35.6)	128.5	92.9
Income taxes	(0.6)	32.1	31.5
Net income (loss)	$(35.0)	$96.4	$61.4

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2020 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$1,455.9	$202.2	$1,658.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	897.3	62.1	959.4
Selling, general and administrative	378.2	27.5	405.7
Depreciation and amortization	131.1	9.6	140.7
Goodwill and other intangibles impairment	29.8	—	29.8
Total operating expenses	1,436.4	99.2	1,535.6
Operating profit	19.5	103.0	122.5
Interest expense	68.1	30.3	98.4
Other (income) expense, net	(1.7)	(0.1)	(1.8)
Intercompany expense (income)	1.0	(1.0)	—
Income (loss) before income taxes	(47.9)	73.8	25.9
Income taxes	(7.3)	15.6	8.3
Net income (loss)	$(40.6)	$58.2	$17.6

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2021 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Approximately 56% and 55% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2021, respectively, and approximately 57% and 59% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2020, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues
U.S.	$387.7	$456.1	$1,247.7	$1,321.5
Foreign	147.5	137.5	454.5	336.6
	$535.2	$593.6	$1,702.2	$1,658.1
Note 12—Subsequent Event
On October 27, 2021, the board of directors authorized an extension of the Company’s $300 million share repurchase program through December 31, 2022. The share repurchase program was originally approved by the board of directors in October 2019 and was previously set to expire on October 31, 2021. Approximately $109.0 million of the Company’s outstanding common stock, par value $0.01 per share, remains available for repurchases under the share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.

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
We also took advantage of legislation introduced to assist companies during the pandemic. In the first nine months of 2021, we recorded a total of approximately $5.8 million claimed under the Canada Emergency Wage Subsidy. These credits partially offset salaries recorded in Canada. We will continue to monitor and assess the impact the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and similar legislation in other countries may have on our business and financial results.
The automotive industry has experienced unprecedented market conditions during the pandemic, including a decline in new vehicle production resulting from the shortage of semiconductors. This reduction in supply of new vehicles has caused increased new and used vehicle prices, as well as increased demand for used vehicles. More lessees and dealers are therefore purchasing vehicles at residual value, thus decreasing the number of off-lease vehicles coming to auction. Further, government support and loan accommodations have resulted in fewer repossessed vehicles coming to auction. These factors have contributed to our commercial vehicle volumes declining in 2021 and are expected to continue for the foreseeable future.
While we continue to develop and implement health and safety and return-to-workplace protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees, customers and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on future developments that are uncertain and unpredictable.

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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including off-premise volumes and mobile application volumes, were approximately 10.3 million and 12.0 million in 2020 and 2019, respectively. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. The NAAA industry volumes collected by the annual survey do not include off-premise volumes or mobile application volumes (e.g., Openlane, TradeRev, BacklotCars and their respective competitors), but we have included estimates of these volumes in our totals. In addition to the traditional whole car auction market and off-premise venues described above, we believe mobile applications, such as TradeRev and BacklotCars, may provide an opportunity to expand our total addressable market for dealer-to-dealer transactions to as much as 15 million units from approximately 5 million units in 2019. TradeRev and BacklotCars sold approximately 316,000 vehicles in the digital dealer-to-dealer marketplace for the year ended December 31, 2020, compared with approximately 210,000 vehicles for the year ended December 31, 2019. TradeRev and BacklotCars sold approximately 118,000 vehicles in the digital dealer-to-dealer marketplace for the three months ended September 30, 2021, compared with approximately 99,000 vehicles for the three months ended September 30, 2020. This volume data includes vehicles sold by BacklotCars prior to its acquisition in November 2020. For the nine months ended September 30, 2021 and 2020, vehicles sold by these companies in the digital dealer-to-dealer marketplace were approximately 337,000 and 226,000, respectively. The COVID-19 pandemic and current market conditions facing the automotive industry, including the disruption of new vehicle production, have had a material impact on the whole car auction industry and we are unable to estimate future volumes.

Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 13,600 dealers in 2020, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.5 million in 2020.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2021	2020
Revenues
Auction fees	$198.2	$247.6
Service revenue	169.2	192.9
Purchased vehicle sales	92.2	86.2
Finance-related revenue	75.6	66.9
Total revenues	535.2	593.6
Cost of services*	313.1	329.7
Gross profit*	222.1	263.9
Selling, general and administrative	134.1	131.0
Depreciation and amortization	44.7	46.5
Operating profit	43.3	86.4
Interest expense	32.2	29.5
Other (income) expense, net	13.3	(1.1)
Income (loss) before income taxes	(2.2)	58.0
Income taxes	(1.2)	10.9
Net income (loss)	$(1.0)	$47.1
Net income (loss) per share
Basic	$(0.10)	$0.23
Diluted	$(0.10)	$0.23

* Exclusive of depreciation and amortization
Overview
For the three months ended September 30, 2021, we had revenue of $535.2 million compared with revenue of $593.6 million for the three months ended September 30, 2020, a decrease of 10%. Businesses acquired in the last twelve months accounted for an increase in revenue of $38.8 million or 7% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $1.8 million, or 4%, to $44.7 million for the three months ended September 30, 2021, compared with $46.5 million for the three months ended September 30, 2020. The decrease in depreciation and amortization was primarily the result of fixed assets that have become fully depreciated and a reduction in assets placed in service.
Interest Expense
Interest expense increased $2.7 million, or 9%, to $32.2 million for the three months ended September 30, 2021, compared with $29.5 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in interest expense at AFC of $2.8 million, which resulted from an increase in the average finance receivables balance for the three months ended September 30, 2021, as compared with the three months ended September 30, 2020.
Other (Income) Expense, Net
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $10.0 million for the three months ended September 30, 2021. The Company had a net reduction in unrealized gains of $20.9 million at September 30, 2021, as a result of the change in fair value for one of these investment securities which had a recent public offering. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
For the three months ended September 30, 2021, we had other expense of $13.3 million compared with other income of $1.1 million for the three months ended September 30, 2020. The increase in other expense was primarily attributable to a net reduction in unrealized gains on investment securities of approximately $20.9 million and an increase in contingent consideration valuation of $4.4 million, partially offset by increases in realized gains on investment securities of approximately $10.0 million and other miscellaneous items aggregating $0.9 million.
Income Taxes
We had an effective tax rate of 54.5% for the three months ended September 30, 2021, compared with an effective tax rate of 18.8% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was a benefit favorably impacted by discrete items, partially offset by the expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded. The rate for the three months ended September 30, 2020 was favorably impacted by the tax benefit from law changes, deductions related to stock-based compensation expenses and other discrete benefits.
Impact of Foreign Currency
For the three months ended September 30, 2021, fluctuations in the Canadian exchange rate increased revenue by $4.4 million, operating profit by $1.3 million and net income by $0.8 million. For the three months ended September 30, 2021, fluctuations in the European exchange rate increased revenue by $0.5 million and had no impact on operating profit or net income.
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

ADESA Results

	Three Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2021	2020
Auction fees	$198.2	$247.6
Service revenue	169.2	192.9
Purchased vehicle sales	92.2	86.2
Total ADESA revenue	459.6	526.7
Cost of services*	299.3	309.4
Gross profit*	160.3	217.3
Selling, general and administrative	125.6	122.1
Depreciation and amortization	42.5	43.4
Operating profit (loss)	$(7.8)	$51.8
Commercial vehicles sold	312,000	642,000
Dealer consignment vehicles sold	274,000	229,000
Total vehicles sold	586,000	871,000
Auction fees per vehicle sold	$338	$284
Gross profit per vehicle sold*	$274	$249
Gross profit percentage, excluding purchased vehicles*	43.6%	49.3%
On-premise mix	49%	46%
Off-premise mix	51%	54%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $67.1 million, or 13%, to $459.6 million for the three months ended September 30, 2021, compared with $526.7 million for the three months ended September 30, 2020. The decrease in revenue was the result of a decrease in the number of vehicles sold, partially offset by an increase in average revenue per vehicle sold. Businesses acquired in the last twelve months accounted for an increase in revenue of $38.8 million. The change in revenue included the impact of an increase in revenue of $4.0 million due to fluctuations in the Canadian exchange rate and an increase of $0.5 million due to fluctuations in the European exchange rate.
On-premise marketplace sales are initiated online for vehicles at any of our locations across North America and include Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, TradeRev, BacklotCars and ADESA Europe sales. The 33% decrease in the number of vehicles sold was comprised of a decline in both on-premise and off-premise commercial volumes aggregating 51%, partially offset by an increase in both on-premise and off-premise dealer consignment volumes aggregating 20%. The decrease in the number of vehicles sold was driven by a lack of supply caused by high vehicle values. This has created a situation in which dealers are seeking alternative sources for inventory.
Auction fees per vehicle sold for the three months ended September 30, 2021 increased $54, or 19%, reflecting higher vehicle values and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the three months ended September 30, 2021 decreased $23.7 million, or 12%, primarily as a result of a decrease in transportation revenue resulting from the decrease in vehicles sold. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.
Gross Profit
For the three months ended September 30, 2021, gross profit for ADESA decreased $57.0 million, or 26%, to $160.3 million, compared with $217.3 million for the three months ended September 30, 2020. Cost of services decreased 3% for the three months ended September 30, 2021, while revenue decreased 13% during the same period. Gross profit for ADESA was 34.9% of revenue for the three months ended September 30, 2021, compared with 41.3% of revenue for the three months ended

September 30, 2020. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 43.6% and 49.3% for the three months ended September 30, 2021 and 2020, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in the last 12 months accounted for an increase in cost of services of $23.2 million for the three months ended September 30, 2021.
Gross profit as a percentage of revenue decreased for the three months ended September 30, 2021 as compared with the three months ended September 30, 2020, primarily due to the 33% decrease in vehicles sold. Certain cost of services are fixed in nature; for example, management and supervision of labor, facilities costs and certain insurance costs. These costs reduced gross profit by 2.5% for the quarter ended September 30, 2021 as compared with the prior year. In addition, the net gross profit on purchased vehicles was lower and there were no benefits taken under the Canada Emergency Wage Subsidy and the CARES Act in the third quarter of 2021, resulting in a reduction to gross profit as a percentage of revenue.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $3.5 million, or 3%, to $125.6 million for the three months ended September 30, 2021, compared with $122.1 million for the three months ended September 30, 2020, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $22.5 million, medical expenses of $1.8 million, fluctuations in the Canadian exchange rate of $1.0 million and other miscellaneous expenses aggregating $1.0 million, partially offset by decreases in incentive-based compensation of $11.4 million, compensation expense of $8.1 million and professional fees of $1.5 million. In addition, the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy was $2.3 million less for the three months ended September 30, 2021, compared with the three months ended September 30, 2020. Likewise, there were net gains on the sales of assets aggregating $3.9 million for the three months ended September 30, 2021, compared with net losses on the sales of assets aggregating $0.2 million for the three months ended September 30, 2020.
AFC Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2021	2020
Finance-related revenue
Interest and fee income	$71.2	$55.8
Other revenue	2.2	2.1
Net recovery (provision) for credit losses	2.2	—
Warranty contract revenue	—	9.0
Total AFC revenue	75.6	66.9
Cost of services*	13.8	20.3
Gross profit*	61.8	46.6
Selling, general and administrative	8.5	8.9
Depreciation and amortization	2.2	3.1
Operating profit	$51.1	$34.6
Loan transactions	351,000	324,000
Revenue per loan transaction, excluding Warranty contract revenue	$215	$179

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2021, AFC revenue increased $8.7 million, or 13%, to $75.6 million, compared with $66.9 million for the three months ended September 30, 2020. The increase in revenue was primarily the result of a 20% increase in revenue per loan transaction and an 8% increase in loan transactions, partially offset by the elimination of Warranty contract revenue as a result of the sale of PWI in December 2020.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $36, or 20%, primarily as a result of an increase in interest yields, an increase in loan values and a decrease in provision for credit losses for the three months ended September 30, 2021, partially offset by a decrease in average portfolio duration.

For the quarter ended September 30, 2021, recoveries exceeded write-offs, resulting in the provision for credit losses decreasing to (0.4%) of the average managed receivables for the three months ended September 30, 2021 from 0.0% for the three months ended September 30, 2020.
Gross Profit
For the three months ended September 30, 2021, gross profit for the AFC segment increased $15.2 million, or 33%, to $61.8 million, or 81.7% of revenue, compared with $46.6 million, or 69.7% of revenue, for the three months ended September 30, 2020. Excluding PWI for the three months ended September 30, 2020, AFC's gross profit as a percent of revenue was 76.4%. The increase in gross profit as a percent of revenue was primarily the result of a 32% decrease in cost of services. The decrease in cost of services was primarily the result of a decrease in PWI expenses of $6.6 million and a decrease in incentive-based compensation of $0.3 million, partially offset by an increase in other miscellaneous expenses aggregating $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $0.4 million, or 4%, to $8.5 million for the three months ended September 30, 2021, compared with $8.9 million for the three months ended September 30, 2020 primarily as a result of decreases in PWI expenses of $0.9 million and incentive-based compensation of $0.5 million, partially offset by increases in compensation expense of $0.3 million, professional fees of $0.3 million and other miscellaneous expenses aggregating $0.4 million.
Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2021	2020
Revenues
Auction fees	$670.4	$680.7
Service revenue	539.0	563.9
Purchased vehicle sales	282.8	211.3
Finance-related revenue	210.0	202.2
Total revenues	1,702.2	1,658.1
Cost of services*	976.7	959.4
Gross profit*	725.5	698.7
Selling, general and administrative	423.3	405.7
Depreciation and amortization	137.1	140.7
Goodwill and other intangibles impairment	—	29.8
Operating profit	165.1	122.5
Interest expense	94.3	98.4
Other (income) expense, net	(22.1)	(1.8)
Income before income taxes	92.9	25.9
Income taxes	31.5	8.3
Net income	$61.4	$17.6
Net income per share
Basic	$0.20	$0.04
Diluted	$0.20	$0.04

* Exclusive of depreciation and amortization
Overview
For the nine months ended September 30, 2021, we had revenue of $1,702.2 million compared with revenue of $1,658.1 million for the nine months ended September 30, 2020, an increase of 3%. Businesses acquired in the last twelve months accounted for an increase in revenue of $103.7 million or 6% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization decreased $3.6 million, or 3%, to $137.1 million for the nine months ended September 30, 2021, compared with $140.7 million for the nine months ended September 30, 2020. The decrease in depreciation and amortization was primarily the result of fixed assets that have become fully depreciated and a reduction in assets placed in service.
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
Interest Expense
Interest expense decreased $4.1 million, or 4%, to $94.3 million for the nine months ended September 30, 2021, compared with $98.4 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a decrease in interest expense at AFC of $1.3 million, which resulted from a decrease in incremental interest rates for the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020. In addition, there was a slight decrease in the weighted average interest rate on corporate debt and a decrease of approximately $9.0 million in the average outstanding balance of corporate debt for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020.
Other (Income) Expense, Net
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $27.2 million for the nine months ended September 30, 2021. The Company had net unrealized gains of $10.7 million at September 30, 2021, as a result of a recent public offering for one of these investment securities. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
For the nine months ended September 30, 2021, we had other income of $22.1 million compared with $1.8 million for the nine months ended September 30, 2020. The increase in other income was primarily attributable to an increase in realized and unrealized gains on investment securities of approximately $37.9 million, a decrease in foreign currency losses of $0.5 million and an increase in other miscellaneous items aggregating $2.0 million, partially offset by an increase in contingent consideration valuation of $20.1 million.
Income Taxes
We had an effective tax rate of 33.9% for the nine months ended September 30, 2021, compared with an effective tax rate of 32.0% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded, partially offset by the benefit of discrete items. The rate for the nine months ended September 30, 2020 was unfavorably impacted by the goodwill and other intangibles impairment charge for which no tax benefit was recorded, as well as a greater proportion of higher taxed earnings. These were partially offset by the tax benefit from law changes, deductions related to stock-based compensation expenses and other discrete benefits.
Impact of Foreign Currency
For the nine months ended September 30, 2021, fluctuations in the Canadian exchange rate increased revenue by $17.1 million, operating profit by $5.6 million and net income by $2.8 million. For the nine months ended September 30, 2021, fluctuations in the European exchange rate increased revenue by $10.9 million, operating profit by $0.5 million and decreased net income by $0.4 million.

ADESA Results

	Nine Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2021	2020
Auction fees	$670.4	$680.7
Service revenue	539.0	563.9
Purchased vehicle sales	282.8	211.3
Total ADESA revenue	1,492.2	1,455.9
Cost of services*	935.7	897.3
Gross profit*	556.5	558.6
Selling, general and administrative	397.2	378.2
Depreciation and amortization	130.0	131.1
Goodwill and other intangibles impairment	—	29.8
Operating profit	$29.3	$19.5
Commercial vehicles sold	1,237,000	1,791,000
Dealer consignment vehicles sold	813,000	590,000
Total vehicles sold	2,050,000	2,381,000
Auction fees per vehicle sold	$327	$286
Gross profit per vehicle sold*	$271	$235
Gross profit percentage, excluding purchased vehicles*	46.0%	44.9%
On-premise mix	47%	50%
Off-premise mix	53%	50%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $36.3 million, or 2%, to $1,492.2 million for the nine months ended September 30, 2021, compared with $1,455.9 million for the nine months ended September 30, 2020. The increase in revenue was the result of an increase in average revenue per vehicle sold, partially offset by a decrease in the number of vehicles sold. Businesses acquired in the last twelve months accounted for an increase in revenue of $103.7 million. The change in revenue included the impact of an increase in revenue of $15.8 million due to fluctuations in the Canadian exchange rate and an increase of $10.9 million due to fluctuations in the European exchange rate.
On-premise marketplace sales are initiated online for vehicles at any of our locations across North America and include Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, TradeRev, BacklotCars and ADESA Europe sales. The 14% decrease in the number of vehicles sold was comprised of a decline in both on-premise and off-premise commercial volumes aggregating 31%, partially offset by an increase in both on-premise and off-premise dealer consignment volumes aggregating 38%. The decrease in the number of vehicles sold was driven by a lack of supply caused by high vehicle values. This has created a situation in which dealers are seeking alternative sources for inventory.
Auction fees per vehicle sold for the nine months ended September 30, 2021 increased $41, or 14%, reflecting higher vehicle values and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the nine months ended September 30, 2021 decreased $24.9 million, or 4%, primarily as a result of a decrease in transportation revenue resulting from the decrease in vehicles sold. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.

Gross Profit
For the nine months ended September 30, 2021, gross profit for ADESA decreased $2.1 million, or less than 1%, to $556.5 million, compared with $558.6 million for the nine months ended September 30, 2020. Gross profit for ADESA was 37.3% of revenue for the nine months ended September 30, 2021, compared with 38.4% of revenue for the nine months ended September 30, 2020. We have taken measures to reduce expenses to help protect our business while our operations have been impacted by COVID-19 and vehicles sold online require less labor. In the first nine months of 2021 we also recorded a benefit of $3.7 million taken under the Canada Emergency Wage Subsidy as compared with an aggregate of $13.1 million taken under the CARES Act and the Canada Emergency Wage Subsidy in the first nine months of 2020. On March 20, 2020 our on-premise auctions were shut down in response to the COVID-19 pandemic. While revenue decreased during the closure, cost of services remained consistent, as all non-essential auction employees were paid during the closure. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicles. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 46.0% and 44.9% for the nine months ended September 30, 2021 and 2020, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in the last 12 months accounted for an increase in cost of services of $60.3 million for the nine months ended September 30, 2021.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $19.0 million, or 5%, to $397.2 million for the nine months ended September 30, 2021, compared with $378.2 million for the nine months ended September 30, 2020, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $62.8 million, fluctuations in the Canadian exchange rate of $4.0 million, incentive-based compensation of $3.1 million and stock-based compensation of $2.2 million, partially offset by decreases in compensation expense of $29.0 million, bad debt expense of $5.5 million, professional fees of $3.9 million, severance of $3.8 million, marketing costs of $3.5 million, telecom expenses of $3.0 million, medical expenses of $2.2 million, travel expenses of $2.2 million, supplies expense of $1.8 million and other miscellaneous expenses aggregating $1.1 million. In addition, the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy was $7.1 million less for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. Likewise, there were net gains on the sales of assets aggregating $3.1 million for the nine months ended September 30, 2021, compared with net losses on the sales of assets aggregating $1.1 million for the nine months ended September 30, 2020.
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

AFC Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2021	2020
Finance-related revenue
Interest and fee income	$208.0	$204.7
Other revenue	6.4	6.8
Net recovery (provision) for credit losses	(4.4)	(35.9)
Warranty contract revenue	—	26.6
Total AFC revenue	210.0	202.2
Cost of services*	41.0	62.1
Gross profit*	169.0	140.1
Selling, general and administrative	26.1	27.5
Depreciation and amortization	7.1	9.6
Operating profit	$135.8	$103.0
Loan transactions	1,079,000	1,192,000
Revenue per loan transaction, excluding Warranty contract revenue	$195	$147

* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2021, AFC revenue increased $7.8 million, or 4%, to $210.0 million, compared with $202.2 million for the nine months ended September 30, 2020. The increase in revenue was primarily the result of a 33% increase in revenue per loan transaction, largely as a result of a decrease in the provision for credit losses, partially offset by a 9% decrease in loan transactions and the elimination of Warranty contract revenue as a result of the sale of PWI in December 2020.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $48, or 33%, primarily as a result of a decrease in provision for credit losses for the nine months ended September 30, 2021, an increase in loan values and an increase in interest yields, partially offset by a decrease in average portfolio duration.
The provision for credit losses decreased to 0.3% of the average managed receivables for the nine months ended September 30, 2021 from 2.6% for the nine months ended September 30, 2020.
Gross Profit
For the nine months ended September 30, 2021, gross profit for the AFC segment increased $28.9 million, or 21%, to $169.0 million, or 80.5% of revenue, compared with $140.1 million, or 69.3% of revenue, for the nine months ended September 30, 2020. Excluding PWI for the nine months ended September 30, 2020, AFC's gross profit as a percent of revenue was 75.5%. The increase in gross profit as a percent of revenue was primarily the result of a 34% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in PWI expenses of $19.0 million, compensation expense of $2.7 million and lot check expenses of $0.7 million, partially offset by increases in incentive-based compensation of $0.7 million, collection expenses of $0.5 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.4 million, or 5%, to $26.1 million for the nine months ended September 30, 2021, compared with $27.5 million for the nine months ended September 30, 2020 primarily as a result of decreases in PWI expenses of $2.3 million and compensation expense of $0.6 million, partially offset by increases in incentive-based compensation of $0.5 million and other miscellaneous expenses aggregating $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	September 30,	December 31,	September 30,
(Dollars in millions)	2021	2020	2020
Cash and cash equivalents	$631.9	$752.1	$1,276.7
Restricted cash	52.4	60.2	54.7
Working capital	771.5	924.6	1,320.1
Amounts available under the Revolving Credit Facility*	325.0	325.0	325.0
Cash flow from operations for the nine months ended	352.6		431.9
*    There were related outstanding letters of credit totaling approximately $27.6 million, $28.5 million and $25.4 million at September 30, 2021, December 31, 2020 and September 30, 2020 respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.
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
We also took advantage of legislation introduced to assist companies during the pandemic. In the first nine months of 2021, we recorded a total of approximately $5.8 million claimed under the Canada Emergency Wage Subsidy. These credits partially offset salaries recorded in Canada. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued disruption could materially affect our liquidity.
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
Approximately $293.3 million of available cash was held by our foreign subsidiaries at September 30, 2021. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.38% at September 30, 2021.
On September 30, 2021, $931.0 million was outstanding on Term Loan B-6 and there were no borrowings outstanding on the Revolving Credit Facility. We had related outstanding letters of credit in the aggregate amount of $27.6 million and $28.5 million at September 30, 2021 and December 31, 2020, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $34.7 million (€30 million) of which $9.6 million was drawn at September 30, 2021.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions.
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 0.8 at September 30, 2021.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at September 30, 2021.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.60 billion for U.S. finance receivables at September 30, 2021.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2024. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$175 million at September 30, 2021. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,191.7 million and $1,911.0 million at September 30, 2021 and December 31, 2020, respectively. AFC's allowance for losses was $24.0 million and $22.0 million at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, $2,159.0 million and $1,865.3 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,385.7 million and $1,261.2 million of obligations collateralized by finance receivables at September 30, 2021 and December 31, 2020, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $16.3 million and $21.6 million at September 30, 2021 and December 31, 2020, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2021, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30, 2021
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(24.0)	$23.0	$(1.0)
Add back:
Income taxes	(8.1)	6.9	(1.2)
Interest expense, net of interest income	21.7	10.3	32.0
Depreciation and amortization	42.5	2.2	44.7
Intercompany interest	—	—	—
EBITDA	32.1	42.4	74.5
Non-cash stock-based compensation	3.7	0.6	4.3
Acquisition related costs	2.4	—	2.4
Securitization interest	—	(7.9)	(7.9)
(Gain)/Loss on asset sales	(3.8)	—	(3.8)
Severance	1.7	—	1.7
Foreign currency (gains)/losses	0.1	—	0.1
Contingent consideration adjustment	4.4	—	4.4
Net change in unrealized gains on investment securities	—	20.9	20.9
Total addbacks/(deductions)	8.5	13.6	22.1
Adjusted EBITDA	$40.6	$56.0	$96.6

	Three Months Ended September 30, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$23.5	$23.6	$47.1
Add back:
Income taxes	7.4	3.5	10.9
Interest expense, net of interest income	21.7	7.5	29.2
Depreciation and amortization	43.4	3.1	46.5
Intercompany interest	—	—	—
EBITDA	96.0	37.7	133.7
Non-cash stock-based compensation	3.3	0.6	3.9
Acquisition related costs	2.4	—	2.4
Securitization interest	—	(3.7)	(3.7)
Loss on asset sales	0.1	—	0.1
Severance	2.4	(0.1)	2.3
Foreign currency (gains)/losses	0.1	—	0.1
Other	0.5	(0.1)	0.4
Total addbacks/(deductions)	8.8	(3.3)	5.5
Adjusted EBITDA	$104.8	$34.4	$139.2

	Nine Months Ended September 30, 2021
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(35.0)	$96.4	$61.4
Add back:
Income taxes	(0.6)	32.1	31.5
Interest expense, net of interest income	64.7	29.0	93.7
Depreciation and amortization	130.0	7.1	137.1
Intercompany interest	0.2	(0.2)	—
EBITDA	159.3	164.4	323.7
Non-cash stock-based compensation	12.9	1.9	14.8
Acquisition related costs	5.7	—	5.7
Securitization interest	—	(21.5)	(21.5)
(Gain)/Loss on asset sales	(2.8)	(0.8)	(3.6)
Severance	3.4	0.2	3.6
Foreign currency (gains)/losses	2.7	—	2.7
Contingent consideration adjustment	20.1	—	20.1
Net change in unrealized gains on investment securities	—	(10.7)	(10.7)
Other	1.7	(0.2)	1.5
Total addbacks/(deductions)	43.7	(31.1)	12.6
Adjusted EBITDA	$203.0	$133.3	$336.3

	Nine Months Ended September 30, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(40.6)	$58.2	$17.6
Add back:
Income taxes	(7.3)	15.6	8.3
Interest expense, net of interest income	66.8	30.2	97.0
Depreciation and amortization	131.1	9.6	140.7
Intercompany interest	1.0	(1.0)	—
EBITDA	151.0	112.6	263.6
Non-cash stock-based compensation	10.3	1.8	12.1
Acquisition related costs	4.7	—	4.7
Securitization interest	—	(21.1)	(21.1)
Loss on asset sales	1.1	—	1.1
Severance	10.2	0.4	10.6
Foreign currency (gains)/losses	3.2	—	3.2
Goodwill and other intangibles impairment	29.8	—	29.8
Other	3.8	—	3.8
Total addbacks/(deductions)	63.1	(18.9)	44.2
Adjusted EBITDA	$214.1	$93.7	$307.8

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	September 30, 2021
Net income (loss)	$(17.1)	$50.9	$11.5	$(1.0)	$44.3
Add back:
Income taxes	(3.4)	23.6	9.1	(1.2)	28.1
Interest expense, net of interest income	30.3	30.7	31.0	32.0	124.0
Depreciation and amortization	50.6	47.0	45.4	44.7	187.7
EBITDA	60.4	152.2	97.0	74.5	384.1
Non-cash stock-based compensation	3.0	5.6	4.9	4.3	17.8
Acquisition related costs	4.1	1.5	1.8	2.4	9.8
Securitization interest	(6.2)	(6.8)	(6.8)	(7.9)	(27.7)
(Gain)/Loss on asset sales	0.2	0.2	—	(3.8)	(3.4)
Severance	0.9	0.7	1.2	1.7	4.5
Foreign currency (gains)/losses	1.7	2.2	0.4	0.1	4.4
Contingent consideration adjustment	4.7	11.2	4.5	4.4	24.8
Net change in unrealized gains on investment securities	—	(43.5)	11.9	20.9	(10.7)
Other	(1.3)	(0.1)	1.6	—	0.2
Total addbacks/(deductions)	7.1	(29.0)	19.5	22.1	19.7
Adjusted EBITDA	$67.5	$123.2	$116.5	$96.6	$403.8

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Net cash provided by (used by):
Operating activities	$352.6	$431.9
Investing activities	(415.0)	263.6
Financing activities	(62.7)	88.9
Effect of exchange rate on cash	(2.9)	(13.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(128.0)	$770.5
Cash flow provided by operating activities was $352.6 million for the nine months ended September 30, 2021, compared with $431.9 million for the nine months ended September 30, 2020. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, as well as a net decrease in non-cash item adjustments, partially offset by increased profitability. We had reduced operations beginning March 20, 2020, resulting from COVID-19 restrictions on our business.
Net cash used by investing activities was $415.0 million for the nine months ended September 30, 2021, compared with net cash provided by investing activities of $263.6 million for the nine months ended September 30, 2020. The increase in net cash used by investing activities was primarily attributable to:
•an increase in the additional finance receivables held for investment of approximately $618.5 million;
•an increase in cash used for acquisitions of approximately $79.8 million; and
•an increase in investment in securities of approximately $22.0 million;

partially offset by:
•proceeds from sale of investments of approximately $32.7 million; and
•an increase in proceeds from the sale of property and equipment of approximately $9.9 million.
Net cash used by financing activities was $62.7 million for the nine months ended September 30, 2021, compared with net cash provided by financing activities of $88.9 million for the nine months ended September 30, 2020. The increase in net cash used by financing activities was primarily attributable to:
•a decrease in net proceeds from Series A Preferred Stock of approximately $528.2 million; and
•an increase in the repurchase of common stock of approximately $180.9 million;
partially offset by:
•an increase in the additional obligations collateralized by finance receivables of approximately $464.7 million;
•a decrease in dividends paid to stockholders of approximately $49.0 million;
•a net increase in book overdrafts of approximately $21.4 million; and
•a decrease in payments for debt issuance costs of approximately $18.2 million.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2021 and 2020 approximated $77.3 million and $74.3 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $115 million for fiscal year 2021. Future capital expenditures could vary substantially based on capital project timing, the opening of new facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the nine months ended September 30, 2021, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $30.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
Recent Development
On October 14, 2021, ADESA acquired CARWAVE Holdings LLC (“CARWAVE”) for approximately $450 million in cash. CARWAVE is an online dealer-to-dealer marketplace featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live auctions. The acquisition is expected to build on KAR’s growth in the dealer-to-dealer space, enhance KAR’s position in the highly fragmented wholesale used vehicle market and accelerate the Company’s overall transformation to a digital marketplace company.
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
The purchase price for Auction Frontier, net of cash acquired, was approximately $92.2 million, which included a net cash payment of $79.8 million and estimated contingent payments with a fair value of $12.4 million based on a probability model. The maximum amount of undiscounted contingent payment related to this acquisition could approximate $15.0 million. The acquired assets and assumed liabilities of Auction Frontier were recorded at fair value, including $17.9 million to intangible assets, representing the fair value of acquired customer relationships of $10.0 million, software of $7.6 million and tradenames of $0.3 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty and license rates. The purchase accounting associated with this acquisition is preliminary, subject to obtaining information to determine the fair value of certain assets and liabilities. The acquisition resulted in a preliminary estimate of $73.8 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the ADESA Auctions reportable segment and all of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the nine months ended September 30, 2021.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements pursuant to Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $0.1 million and $2.7 million for the three and nine months ended September 30, 2021, respectively and approximately $0.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively. Canadian currency translation positively affected net income by approximately $0.8 million and $2.8 million for the three and nine months ended September 30, 2021 and negatively affected net income (loss) by approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. A 1% change in the month-end Canadian exchange rate for the nine months ended September 30, 2021 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.5 million. A 1% change in the average Canadian exchange rate for the three and nine months ended September 30, 2021 would have impacted net income by approximately $0.2 million and $0.5 million, respectively. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
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
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2021 would have resulted in an increase in interest expense of approximately $1.1 million and $3.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 12, 2020, we issued 857,630 shares of our common stock to three individuals and one trust in connection with the BacklotCars acquisition in the fourth quarter of 2020. We received $15 million as consideration for the sale of such securities. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.
On October 14, 2021, we issued 1,953,124 shares of our common stock to two individuals and one trust in connection with the CARWAVE acquisition in the fourth quarter of 2021. We received $30 million as consideration for the sale of such securities. The issuance of these securities was exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
July 1 - July 31	—	$—	—	$109.0
August 1 - August 31	—	—	—	109.0
September 1 - September 30	—	—	—	109.0
Total	—	$—	—

(1)     In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. On October 27, 2021, the board of directors authorized an extension of the Company’s share repurchase program through December 31, 2022. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.
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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Thomas J. Fisher	10-K	001-34568	10.6	2/18/2021

10.7	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2020	10-K	001-34568	10.13	2/19/2020

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.8	2/18/2021

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10	^	Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.15	11/4/2020

10.11	^	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.16	11/4/2020

10.12a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.12b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.13a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.13b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.14a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.15a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.19a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.19b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.20		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.21a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.21b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.21c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex 1	4/23/2021

10.22	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.23a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.24	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.25	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.26	*	Form of 2017 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/24/2017

10.27	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.28	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.29	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.30	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.31	*	Form of 2017, 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.32	*	Form of 2020 and 2021 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.33		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.34		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.35		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.36		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.37a		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.37b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.38		Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.39		Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (iii) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	November 3, 2021	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)