Form 10-K
period 2021-12-31
KAR Auction Services, Inc.
filed 2022-02-23
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $2,062,559,205 at June 30, 2021.
As of February 15, 2022, 121,181,034 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), BacklotCars, Inc. ("BacklotCars"), CARWAVE Holdings LLC ("CARWAVE"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW"));
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal was outstanding at December 31, 2021);
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (612,676 and 571,606 shares of Series A Preferred Stock were outstanding at December 31, 2021 and 2020, respectively);
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

PART I
Item 1.    Business
Overview
We are a leading provider of used vehicle auctions and related vehicle remarketing services in North America and Europe. We leverage technology to facilitate an efficient marketplace by providing auction services for sellers of used, or "whole car," vehicles through our digital marketplaces supported by more than 70 vehicle logistics center locations across North America at December 31, 2021. In 2021, we facilitated the sale of approximately 2.6 million used vehicles. Our revenues are generated through auction fees from both vehicle buyers and sellers, as well as by providing value-added ancillary services, including transportation, reconditioning, inspections, marshalling, titling, collateral recovery services and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and generally we do not take title to or ownership of vehicles sold through our auctions.
Our end-to-end platform serves the remarketing needs of OEMs, dealers, fleet operators, rental companies and financial institutions. We are an auction company that provides advanced and integrated mobile, digital and on-premise marketplaces. We are a technology company that delivers next generation tools to accelerate and simplify remarketing. We also leverage data to inform and empower our customers with clear, actionable insights.
ADESA, our whole car auction services business, is the second largest provider of used vehicle auction services in North America. Vehicles at ADESA's auctions are typically sold by used vehicle dealers, vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies to franchised and independent used vehicle dealers. Through ADESA.com, ADESA provides a comprehensive remarketing solution to automobile manufacturers, captive finance companies, lease and daily rental car companies and financial institutions. The Company operates BacklotCars, CARWAVE and TradeRev digital auction platforms to serve wholesale transactions between automotive dealers. An important component of ADESA's services to its buyers is providing short-term inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC, which has approximately 100 locations throughout North America.
At December 31, 2021, the Company provided ADESA Simulcast and Simulcast+ digital auction platforms through a North American network of more than 70 vehicle logistics center locations. ADESA also includes ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. We believe our extensive geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used vehicles.
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
Whole Car Auction Industry Volumes
Whole car auction volumes in North America, including off-premise volumes and mobile application volumes, were approximately 10.3 million in 2020. Data for the whole car auction industry is collected by the National Auto Auction Association ("NAAA") through an annual survey. NAAA industry volumes for 2021 have not yet been released, but we expect that volumes in 2021 were lower than in 2020. The NAAA industry volumes collected by the annual survey do not include off-premise volumes or mobile application volumes (e.g., Openlane, BacklotCars, CARWAVE, TradeRev and their respective competitors), but we have included estimates of these volumes in our industry totals. The COVID-19 pandemic and current market conditions facing the automotive industry, including the disruption of new vehicle production, have had a material impact on the whole car auction industry and we are unable to estimate future volumes.
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
Our Business Strategy
KAR’s strategy is to be the world’s leading digital marketplace for used vehicles. This progressive strategy reflects the shifting landscape of the remarketing industry and automotive sector, the evolving needs and expectations of our customers and the opportunities that emerged and accelerated with the onset of the global COVID-19 pandemic in 2020. The strategy builds on KAR’s integrated technology and data analytics capabilities while leveraging the Company’s broad geographic footprint and physical infrastructure.
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

Growing dealer consignment: The dealer consignment business represents approximately one-third of the Company’s historical transaction portfolio and we believe an area with significant opportunity for growth. Over the past several years, KAR has completed three strategic acquisitions to capture greater share in this space: BacklotCars, CARWAVE and TradeRev. The platforms provide dealers with fast, easy mobile-app solutions to sell and source inventory from other dealers. They provide comprehensive vehicle condition reports, greater transparency into bidding activity, and real-time market price discovery on listed vehicles. The Company is integrating and leveraging technology, capabilities and staff from BacklotCars, CARWAVE, TradeRev and ADESA to deliver what we believe will be the best digital dealer-to-dealer solution in the market.
Expanding our commercial business: The commercial consignment business represents approximately two-thirds of the Company’s historical transactional volume, and growing our share in this area remains a strategic priority. The Company's commercial offerings include Openlane, ADESA Simulcast and Simulcast+. The foundation of KAR’s commercial offering is Openlane, the digital platform powering more than 40 private label websites for our OEM and financial institution consignor customers. We continue to invest in staff and technology to enhance the digital experience for our commercial customers using any of our multiple platforms.
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
Our Business Segments
We operate as two reportable business segments: ADESA Auctions and AFC. Our revenues for the year ended December 31, 2021 were distributed as follows: ADESA 87% and AFC 13%.
ADESA
Overview
We are the second largest provider of whole car auctions and related services to the vehicle remarketing industry in North America. We serve our customer base through digital marketplaces and strategically located vehicle logistics centers that are developed to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely via ADESA.com or in person. Our online service offerings allow us to offer vehicles for sale from any location. On-premise marketplace sales are initiated online for vehicles at one of our locations across North America and include ADESA Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, BacklotCars, CARWAVE, TradeRev and ADESA Europe sales.
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
We offer both on-premise and off-premise marketplaces, as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We quickly transfer the vehicles and ownership to the buyer and the net funds to the seller. Vehicles are typically offered for sale at on-premise marketplaces on at least a weekly basis at most ADESA locations and the auctions are simulcast over the Internet with streaming audio and video (ADESA Simulcast) so that remote bidders can participate via our online products. Our online auctions (DealerBlock, BacklotCars, CARWAVE and TradeRev) function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or in auctions that last for a few hours, days or even weeks. We also provide customized "private label" selling systems (including "buy now" functionality as well as online auctions) for our customers.
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
Services
Our whole car auctions also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a "one-stop shop." Many of these services may be provided or purchased independently from the auction process, including:

Services	Description
Auction Related Services	ADESA provides marketing and advertising for the vehicles to be auctioned, dealer registration, storage and security of consigned inventory, auction vehicle registration, condition report processing, photo services, pre-sale lineups, auctioning of vehicles by licensed auctioneers, arbitration of disputes, post-sale inspections, title processing, clearing of funds and sales results reports.
Transportation Services	We provide both inbound (pickup) and outbound (delivery) transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through our subsidiary, CarsArrive, and its Internet-based system which provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. The same system is utilized at our auctions; however, CarsArrive also arranges transportation for non-auction vehicles.
Reconditioning Services	Our vehicle logistics centers provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair. Key replacement services are primarily provided by our subsidiary, High Tech Locksmiths ("HTL").
Inspection Services	AutoVIN provides vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. The same technology is utilized at our vehicle logistics center locations and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures facilitates dealers sourcing vehicles via the Internet.
Title and Repossession Administration and Remarketing Services	PAR provides end-to-end management of the remarketing process including titling, repossession administration, inventory management, auction selection, pricing and representation of the vehicles at auction for those customers seeking to outsource all or just a portion of their remarketing needs. Recovery Database Network, Inc. ("RDN") is a specialized provider of B2B software and data solutions for automotive lenders and repossession companies. Clearplan is closely integrated with RDN, providing users with convenient data-flows and access to its recovery management platform.
Vehicle Research Services	Autoniq provides dealers real-time vehicle information such as pricing, history reports and market guides. Its mobile app allows used car dealers to scan VINs on mobile devices, view auction run lists and access vehicle history reports and market value reports instantly. Autoniq offers access to valued resources such as CARFAX and AutoCheck, as well as Black Book Daily, NADA guides, Kelley Blue Book and Galves pricing guide information. It also includes a comprehensive wholesale and retail market report for all markets in the United States.
KAR Global Analytical Services	KAR Global Analytical Services provides value-added market analysis to our customers and the media. These services include access to publications and custom analysis of wholesale market trends for KAR's customers, including peer group and market benchmarking studies, analysis of the benefits of reconditioning, site selection for optimized remarketing of vehicles, portfolio analysis of auction sales and computer-generated mapping and buyer analysis.
Data as a Service	Our Data as a Service team aggregates automotive retail, pricing, registration and other market and economic data from a variety of public and proprietary sources. The insights generated from that data are deployed through predictive pricing, inventory management and vehicle matching tools that help customers buy, sell and source vehicles.

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
Online Solutions
Our current online solutions include:

ADESA Technology	Description
ADESA Simulcast® / Simulcast+®	Our live auction Internet bidding solution, ADESA Simulcast®, operates in concert with our on-premise marketplaces and provides registered buyers with the opportunity to participate in live auctions. Potential buyers bid online in real time along with the live local bidders and other Internet bidders via a simple, web-based interface. ADESA Simulcast® provides real-time streaming audio and video from the live auction and still images of vehicles and other data. Buyers inspect and evaluate the vehicle and listen to the live call of the auctioneer while viewing the on-premise marketplace that is underway.

Simulcast+ is a fully digital auction operated remotely with an automated auctioneer, sequential sales, audio and visual cues to simulate the live auction experience and all buyers and sellers interacting virtually through the Simulcast platform.
ADESA.com, ADESA.eu, ADESA.co.uk and ADESA DealerBlock®	This platform provides for either real-time or "bulletin-board" online auctions of consigned inventory at on-premise marketplace locations. We also utilize this platform to provide certain selling capabilities for our consignors that facilitate the sale of vehicles prior to their arrival at an on-premise marketplace site. Auctions can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the vehicles offered for sale prior to their arrival at an on-premise marketplace site are "private-labeled" for the consignors.
BacklotCars	This mobile app and web-based dealer-to-dealer wholesale platform is utilized in the United States and features a 24/7 "bid-ask" marketplace offering vehicles with comprehensive inspections performed by automobile mechanics.
CARWAVE	An online dealer-to-dealer marketplace in the United States featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live auctions.
TradeRev	This mobile app is utilized in Canada and replicates the on-premise marketplace setting, enabling dealers to launch and participate in live, real-time auctions directly from their smartphone, tablet or desktop.
ADESA Run List®	Provides a summary of consigned vehicles offered for auction sale, allowing dealers to preview inventory and vehicle condition reports prior to an auction event.
ADESA Market Guide®	Provides wholesale auction prices, auction sales results, market data and vehicle condition information.

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
In the dealer-to-dealer auction market, our mobile applications, BacklotCars, CARWAVE and TradeRev, currently compete with ACV Auctions, EBlock, Manheim Express, TradeHelper and others.
AFC
Overview
We are a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through locations throughout North America. In 2021, AFC serviced approximately 1.4 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
Customers and Locations
Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles from our auctions, other auctions and non-auction purchases. In 2021, approximately 90% of the vehicles floorplanned by AFC were vehicles purchased by dealers at any auction. Our ability to provide floorplan financing facilitates the growth of vehicle sales at auction. As of December 31, 2021, we serviced auctions through approximately 100 locations which are conveniently located at or within close proximity of auctions held by ADESA and other auctions, which allows dealers to reduce transaction time by providing immediate payment for vehicles purchased at auction. We provide availability lists on behalf of our customers to auction representatives regarding the financing capacity of our customers, thereby increasing the purchasing potential at auctions. In addition, we normally have the ability to send finance representatives on-site to most approved independent auctions during auction sale-days, as well as maintaining a presence at the ADESA auctions. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk.
As of December 31, 2021, AFC had approximately 11,400 active dealers with an average line of credit of approximately $350,000 and no one dealer representing greater than 1.5% of our portfolio. An average of approximately 14 vehicles per active dealer were floorplanned with an approximate average value outstanding of $15,300 per vehicle as of December 31, 2021.
Sales and Marketing
AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as auction-based sales and customer service representatives, who service our dealers at auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by field personnel. AFC's corporate-level team and Business Development Center also provide sales and marketing support to AFC field personnel by helping to identify new dealer opportunity and coordinating promotional activity with auctions and other vehicle supply sources. AFC also relies on the utilization of actionable data to drive the business forward (predictive modeling from historical and real-time data).

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
Collateral Management
Collateral management is an integral part of daily operations at each AFC location, including our corporate headquarters. AFC's proprietary computer-based system facilitates this daily collateral management by providing real-time access to dealer information and enables field and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Field personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, approximately 50,000 routine audits, or inventory audits, are performed annually on the dealers' lots through our AutoVIN subsidiary. The audit reconciliation process is now centralized in order to better mitigate risk and free up field personnel time to focus on the customer. Poor results from inventory audits typically require personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
AFC operates two divisions which are organized into ten regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time collection specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Collection specialists work closely with the field offices to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $1.70 billion from a third-party facility for U.S. finance receivables at December 31, 2021. The agreement expires on January 31, 2024.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$225 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 31, 2024. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
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
Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on a relationship basis, focusing on quality of service, convenience of payment, scope of services offered to solve customer pain points and consistent commitment to the sector. This and our long-term relationships with customers have been established over time and act as a competitive strength for us.

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
Employees and Human Capital
At December 31, 2021, we had approximately 9,600 employees, of which approximately 7,100 were located in the U.S. and approximately 2,500 were located in Canada, Europe, Mexico, Uruguay and the Philippines. Approximately 86% of our workforce consists of full-time employees. Currently, less than 1% of our employees participate in collective bargaining agreements. We have also established a works council in Belgium pursuant to local law. In addition to the employee workforce, we utilize independent contractors and temporary labor services to provide certain services.
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
In the dealer-to-dealer auction market, our mobile applications, BacklotCars, CARWAVE and TradeRev, currently compete with ACV Auctions, EBlock, Manheim Express, TradeHelper and others. The dealer-to-dealer space is experiencing a digital disruption as competitors and new market participants introduce new technologies. If BacklotCars, CARWAVE and TradeRev are unable to compete and gain market share in the dealer-to-dealer space, our business and revenues may be negatively impacted.
At the national level, AFC's competition includes NextGear Capital, a subsidiary of Cox Enterprises, Inc., other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of our industry competitors who operate whole car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC offers its customers competitive rates and fees and competes primarily on the basis of quality of service, convenience of payment, scope of services offered to solve customer pain points and historical and consistent commitment to the sector. In addition, AFC offers a workforce in close proximity to its customers. If the number of loans originated and serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.
The COVID-19 pandemic continues to create significant risk and uncertainty and has had, and is expected to continue to have, an adverse impact on our business, results of operations and financial condition.
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial results will continue to depend on future developments that are uncertain and unpredictable, including the duration, spread and intensity of the COVID-19 pandemic and actions taken by government authorities and other third parties in response to the pandemic. Additionally, the COVID-19 pandemic implicates and exacerbates many of the other risks described in this Item 1A. "Risk Factors,” including but not limited to risks relating to general economic conditions. Due to the unprecedented nature of the pandemic and responses thereto, we cannot identify all of the risks we face from the pandemic and its aftermath.
Although governmental restrictions that were imposed at the outset of the pandemic to reduce the spread of COVID-19 have since been lifted or scaled back in many jurisdictions, increases in new COVID-19 cases, including new variants, have resulted in the reimposition of restrictions in certain jurisdictions, and may lead to other restrictions being imposed. These measures have not only negatively impacted consumer spending and business spending habits, they have also adversely impacted and are expected to continue to impact our workforce and operations and the operations of our customers, suppliers and business partners. The duration and extent of these measures is unknown and they are likely to continue to adversely affect our business, results of operations and financial condition.
The automotive industry has experienced unprecedented market conditions during the pandemic, including a decline in new vehicle production resulting from the shortage of semiconductors. This reduction in supply of new vehicles has caused increased new and used vehicle prices, as well as increased demand for used vehicles. More lessees and dealers are therefore purchasing vehicles at residual value, thus decreasing the number of off-lease vehicles coming to auction. Further, government support and loan accommodations have resulted in fewer repossessed vehicles coming to auction. These factors have contributed to a decline in commercial vehicle volumes at auction and this trend is expected to continue for the foreseeable future.
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
The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the COVID-19 pandemic, the degree to which governmental restrictions are relaxed or reimposed, the length of time it takes for normal economic and operating conditions to resume, the impact of vaccines and numerous other uncertainties. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business.

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
We have taken certain steps, including reductions in force, internal reorganizations and reallocation of resources from physical to digital channels to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. We have shifted and continue to shift resources from our physical channels to efforts focused on digital channels and technologies, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. We expect to continue to take similar steps in the future as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. For example, during the third quarter of 2021 we initiated a multi-year cost management project focused on making permanent changes in our operating model and our cost structure, reengineering the way we do business and ultimately reducing our costs to provide services. These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, adverse effects on employee morale, loss of key personnel and other retention issues during transitional periods. These initiatives can require a significant amount of time and focus, which may divert attention from operating and growing our business. In addition, certain of our competitors continue to offer a traditional physical channel auction environment. If our efforts to focus on digital channels and technologies do not engage customers at the same level as in the past, or if we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.
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
Acquisitions and other strategies to expand our operations beyond North America subject us to significant risks and uncertainties. As a result, we may not be successful in realizing anticipated synergies or we may experience unanticipated integration expenses. As we continue to expand our business internationally, we will need to develop policies and procedures to manage our business on a global scale. There can be no assurance that we will identify appropriate international targets, acquire such businesses on favorable terms, or be able to successfully grow and integrate such organizations into our business. Operationally, acquired businesses typically depend on key relationships and our failure to maintain those relationships could have an adverse effect on our operating results and financial condition.
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
As we continue to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse effect on our operating results and financial condition.

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
Aspects of our operations and businesses are subject to certain privacy regulations in the United States, including the California Consumer Privacy Act (“CCPA”) and around the globe, including the European Union’s General Data Protection Regulation (the “GDPR”). We collect, process and store sensitive data, including proprietary business and customer information, as well as personally identifiable information of our customers, their consumers and our employees. A growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed and/or acquired by unauthorized persons, and additional regulations regarding the use, access, accuracy, security and retention of such data are expected. Our compliance with global laws and regulations relating to privacy, data protection and information security may materially increase our costs or otherwise limit our ability to continue or pursue certain business activities. Our failure to comply with applicable laws or regulations could also result in fines, sanctions, private litigation, government enforcement, business disruption, credit reporting and other expenses, damage to our reputation and loss of customers. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach.

Decreases in the supply of used vehicles coming to auction has impacted and may continue to impact auction sales volumes, which has adversely affected and may continue to adversely affect our revenues and profitability. In addition, a decrease in the number of used vehicles sold at on-premise marketplaces could adversely affect our revenue growth, operating results and financial condition.
The number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to auction in future periods as the leases mature. If manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available at auction for the industry would decline. Our industry is currently facing such a decline in off-lease vehicles available at auction, as further described below. As the supply of off-lease vehicles coming to auction declines, our revenues and profitability are adversely affected.
Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders; therefore, we may not be able to accurately predict the volume of vehicles coming to auction. The supply of off-lease vehicles coming to auction is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available at auction. The used vehicle auction industry is currently experiencing such supply challenges resulting from the disruption of (decline in) new vehicle production. In order for the volumes of off-lease vehicles available at auction to increase, there needs to be an increase in new vehicle production sufficient to reduce used vehicle market values and allow more off-lease vehicles to come to auction. The demand for and increased prices of used vehicles is expected to continue for the foreseeable future. As a result, a lower volume of off-lease vehicles coming to auction is expected to continue and will likely continue to adversely affect our revenues and profitability.
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
Furthermore, off-premise marketplace platforms were utilized for the sale of approximately 51% of vehicles sold in North America by ADESA in 2021, compared with approximately 49% in 2020. If sellers and buyers increase the number of vehicles transacted on off-premise marketplace platforms, our revenue per vehicle will likely decline. In connection with online auctions, ADESA offers on-premise marketplaces, which allow buyers to physically inspect and compare vehicles. In addition, our cost structure includes a significant fixed cost component, including occupancy costs and land, that cannot be readily reduced if revenue per vehicle declines. If a shift in the percentage of used vehicles sold on off-premise marketplace platforms as compared with used vehicles sold at on-premise marketplaces occurs, and we are unable to generate new sources of revenue, our operating results and financial condition could be adversely affected.
Our business and operating results would be adversely affected if we lose one or more significant customers.
Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, commercial and dealer customers make no binding long-term commitments to us regarding consignment volumes. Any such customer could reduce its overall supply of vehicles for our auctions or otherwise seek to materially change the terms of its business relationship with us at any time. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2021, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.
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
Further, leadership changes have occurred and will continue to occur from time to time and we cannot predict whether significant resignations will occur or whether we will effectively manage leadership transitions. We may face risks related to these and other transitions in our leadership team. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
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
Adverse economic conditions, including those resulting from the COVID-19 pandemic or otherwise, could increase our exposure to several risks, including:
•Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to auction, and our financial performance depends, in part, on conditions in the automotive industry. Currently, disruptions in new vehicle production are resulting in fewer vehicles coming to auction. During the past global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions or disruptions in new vehicle production could depress the number of vehicles received at auction in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting auction volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and auction volumes. These factors have and could continue to adversely affect our revenues and profitability.
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
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 27% of our revenues were attributable to our foreign operations for the year ended December 31, 2021. Changes in the value of foreign currencies, particularly the Canadian dollar relative to the U.S. dollar could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.
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
As of December 31, 2021, our total corporate debt was approximately $1.9 billion, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $325.0 million of borrowing capacity under our senior secured credit facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $27.6 million at December 31, 2021, which would reduce the $325.0 million available for borrowings under the credit facilities.
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
•changes in industry conditions (including industry-wide volume challenges tied to the disruption of new vehicle production); and
•changes in regulatory and other dynamics.
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
As of December 31, 2021, 612,676 shares of our Series A Preferred Stock were outstanding, representing approximately 22% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends will be payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payment dates, and thereafter, in cash or in kind, or any combination thereof, at our option. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent issuance of additional shares of Series A Preferred Stock through the payment of in kind dividends, effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Pursuant to customary registration rights agreements, we are required to register for resale the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock. This registration facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Apax and the other holders of our Series A Preferred Stock may exercise influence over us.
As of December 31, 2021, the outstanding shares of our Series A Preferred Stock represented approximately 22% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The terms of the Series A Preferred Stock require the approval of a majority of our Series A Preferred Stock by a separate class vote for us to:
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
Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 121,163,050 shares of common stock were outstanding as of December 31, 2021. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, including common stock issuable upon conversion of the Series A Preferred Stock, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.
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
In October 2019, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock through October 30, 2021. In October 2021, the board of directors authorized an extension of the October 2019 share repurchase program through December 31, 2022. Repurchases of our common stock pursuant to our share repurchase program, or any future share repurchase program, could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased the shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time, which could cause the market price of our stock to decline.
Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
The corporate headquarters of KAR Auction Services, ADESA and AFC are located in Carmel, Indiana. The facilities are leased properties, with office space being leased through 2034. At December 31, 2021, properties utilized by the ADESA business segment include more than 70 vehicle logistics center locations in North America, which are either owned or leased. Each vehicle logistics center may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services. Each vehicle logistics center also has secure parking areas to store vehicles. The ADESA facilities in North America consist on average of approximately 75 acres of land per site.
Of AFC's approximately 100 locations in North America at December 31, 2021, 69 are physically located at auction facilities (including 55 at ADESA vehicle logistics center locations). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
We regularly evaluate our capacity in all our markets and where appropriate, seek to increase capacity through the acquisition of additional land and facilities. Capacity at our facilities varies from period to period and by region as a result of various factors.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 15, 2022, there were 11 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$109.0
November 1 - November 30	—	—	—	109.0
December 1 - December 31	—	—	—	109.0
Total	—	$—	—

(1)     In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the Company's share repurchase program through December 31, 2022. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment (and taking into account the value of the IAA, Inc. common shares distributed in the spin-off), for the period beginning on December 31, 2016 and ending on December 31, 2021, on each of KAR Auction Services' common stock, the Standard & Poor's 400 Midcap Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
KAR AUCTION SERVICES
S&P 400 MIDCAP INDEX
S&P 500 INDEX

Company/Index	Base Period 12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
KAR Auction Services, Inc.	$100	$121.94	$118.17	$146.87	$127.29	$106.84
S&P 400 Midcap Index	$100	$116.24	$103.36	$130.44	$148.26	$184.97
S&P 500 Index	$100	$121.83	$116.49	$153.17	$181.35	$233.41

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" "continues," "outlook," initiatives," "goals," "opportunities," and similar expressions identify forward-looking statements. Such statements, including statements regarding the potential impacts of the COVID-19 pandemic; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
Impact of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Although governmental restrictions that were imposed at the outset of the pandemic to reduce the spread of COVID-19 have since been lifted or scaled back in many jurisdictions, increases in new COVID-19 cases, including new variants, have resulted in the reimposition of restrictions in certain jurisdictions, and may lead to other restrictions being imposed. The COVID-19 pandemic and the related preventative measures taken to help slow the spread have caused, and may continue to cause, significant volatility, uncertainty and economic disruption.
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
We also took advantage of legislation introduced to assist companies during the pandemic. For the year ended December 31, 2021, we recorded a total of approximately $5.8 million claimed under the Canada Emergency Wage Subsidy. These credits partially offset salaries paid in Canada. We will continue to monitor and assess the impact the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and similar legislation in other countries may have on our business and financial results.
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

The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the COVID-19 pandemic, the degree to which governmental restrictions are relaxed or reimposed, the length of time it takes for normal economic and operating conditions to resume, the impact of vaccines and numerous other uncertainties. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business.
Overview
We provide whole car auction services in North America and Europe. Our business is divided into two reportable business segments, each of which is an integral part of the vehicle remarketing industry: ADESA Auctions and AFC.
•The ADESA Auctions segment serves a domestic and international customer base through digital marketplaces for wholesale vehicles supported by more than 70 vehicle logistics center locations across North America that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Through ADESA.com, ADESA offers comprehensive private label remarketing solutions to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Vehicles sold on ADESA's digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, CARWAVE, an online dealer-to-dealer marketplace in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe.
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
Industry Trends
Whole Car
Used vehicles sold in North America through whole car auctions, including off-premise volumes and mobile application volumes, were approximately 10.3 million and 12.0 million in 2020 and 2019, respectively. Data for the whole car auction industry is collected by the NAAA through an annual survey. NAAA industry volumes for 2021 have not yet been released, but we expect that volumes in 2021 were lower than in 2020. The NAAA industry volumes collected by the annual survey do not include off-premise volumes or mobile application volumes (e.g., Openlane, BacklotCars, CARWAVE, TradeRev and their respective competitors), but we have included estimates of these volumes in our industry totals. In addition to the traditional whole car auction market and off-premise venues described above, we believe mobile applications, such as BacklotCars, CARWAVE and TradeRev, may provide an opportunity to expand our total addressable market for dealer-to-dealer transactions to as much as 15 million units from approximately 5 million units in 2019. BacklotCars, CARWAVE and TradeRev sold approximately 550,000 vehicles in the North American digital dealer-to-dealer marketplace for the year ended December 31, 2021, compared with approximately 398,000 vehicles for the year ended December 31, 2020. For the three months ended December 31, 2021 and 2020, vehicles sold by these companies in the North American digital dealer-to-dealer marketplace were approximately 135,000 and 111,000, respectively. This volume data includes vehicles sold by CARWAVE prior to its acquisition in October 2021 and vehicles sold by BacklotCars prior to its acquisition in November 2020. The COVID-19 pandemic and current market conditions facing the automotive industry, including the disruption of new vehicle production, have had a material impact on the whole car auction industry and we are unable to estimate future volumes.

Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 14,500 dealers in 2021, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.4 million in 2021.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2021 and 2020:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2021	2020
Revenues
Auction fees	$877.8	$887.7
Service revenue	707.2	737.4
Purchased vehicle sales	377.4	295.0
Finance-related revenue	289.2	267.6
Total revenues	2,251.6	2,187.7
Cost of services*	1,299.9	1,284.8
Gross profit*	951.7	902.9
Selling, general and administrative	558.1	545.4
Depreciation and amortization	183.0	191.3
Goodwill and other intangibles impairment	—	29.8
Operating profit	210.6	136.4
Interest expense	126.6	128.9
Other (income) expense, net	(17.5)	2.1
Income before income taxes	101.5	5.4
Income taxes	35.0	4.9
Net income	$66.5	$0.5
Net income (loss) per share
Basic	$0.16	$(0.16)
Diluted	$0.16	$(0.16)

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2021, we had revenue of $2,251.6 million compared with revenue of $2,187.7 million for the year ended December 31, 2020, an increase of 3%. Businesses acquired since the fourth quarter of 2020 accounted for an increase in revenue of $139.1 million or 6% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $8.3 million, or 4%, to $183.0 million for the year ended December 31, 2021, compared with $191.3 million for the year ended December 31, 2020. The decrease in depreciation and amortization was primarily the result of fixed assets that have become fully depreciated and a reduction in assets placed in service.
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

Interest Expense
Interest expense decreased $2.3 million, or 2%, to $126.6 million for the year ended December 31, 2021, compared with $128.9 million for the year ended December 31, 2020. The decrease was primarily attributable to a decrease in the weighted average interest rate on corporate debt and a decrease of approximately $9.2 million in the average outstanding balance of corporate debt for the year ended December 31, 2021, as compared with the year ended December 31, 2020. This was partially offset by an increase in interest expense at AFC of $0.4 million for the year ended December 31, 2021, as compared with the year ended December 31, 2020.
Other (Income) Expense, Net
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $32.0 million for the year ended December 31, 2021. The Company had net unrealized gains of $1.4 million at December 31, 2021, as a result of a recent public offering for one of these investment securities. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
For the year ended December 31, 2021, we had other income of $17.5 million compared with other expenses of $2.1 million for the year ended December 31, 2020. The increase in other income was primarily attributable to an increase in realized and unrealized gains on investment securities of approximately $33.4 million, a decrease in foreign currency losses of $1.1 million and an increase in other miscellaneous items aggregating $4.7 million, partially offset by an increase in contingent consideration valuation adjustments of $19.6 million.
Income Taxes
We had an effective tax rate of 34.5% for the year ended December 31, 2021, compared with an effective tax rate of 90.7% for the year ended December 31, 2020. The 2021 rate was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded, partially offset by the benefit of discrete items. The 2020 rate was unfavorably impacted by the goodwill and other intangibles impairment charge and expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded, as well as significantly reduced earnings and a greater proportion of earnings in higher tax jurisdictions. These were partially offset by the tax benefit from law changes, deductions related to stock-based compensation expenses and other discrete benefits.
Impact of Foreign Currency
For the year ended December 31, 2021, fluctuations in the Canadian exchange rate increased revenue by $20.0 million, operating profit by $6.7 million and net income by $3.6 million. For the year ended December 31, 2021, fluctuations in the European exchange rate increased revenue by $7.7 million, operating profit by $0.4 million and decreased net income by $0.3 million.
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

During this challenging time, the Company has worked to meet the needs of the wholesale used car marketplace with its technology-based auction platforms throughout North America and in Europe. The Company believes that certain changes to its business processes that were necessitated by the COVID-19 outbreak are sustainable going forward. For example, the Company has reduced the labor required to process wholesale auction transactions and reduced its selling, general and administrative expenses (excluding acquisitions).

ADESA Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2021	2020
Auction fees	$877.8	$887.7
Service revenue	707.2	737.4
Purchased vehicle sales	377.4	295.0
Total ADESA revenue	1,962.4	1,920.1
Cost of services*	1,244.5	1,205.7
Gross profit*	717.9	714.4
Selling, general and administrative	522.9	508.8
Depreciation and amortization	173.6	178.8
Goodwill and other intangibles impairment	—	29.8
Operating profit (loss)	$21.4	$(3.0)
Commercial vehicles sold	1,503,000	2,265,000
Dealer consignment vehicles sold	1,090,000	797,000
Total vehicles sold	2,593,000	3,062,000
Auction fees per vehicle sold	$339	$290
Gross profit per vehicle sold*	$277	$233
Gross profit percentage, excluding purchased vehicles*	45.3%	44.0%
On-premise mix	47%	49%
Off-premise mix	53%	51%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA increased $42.3 million, or 2%, to $1,962.4 million for the year ended December 31, 2021, compared with $1,920.1 million for the year ended December 31, 2020. The increase in revenue was the result of an increase in average revenue per vehicle sold, partially offset by a decrease in the number of vehicles sold. Businesses acquired since the fourth quarter of 2020 accounted for an increase in revenue of $139.1 million. The change in revenue included the impact of an increase in revenue of $18.5 million due to fluctuations in the Canadian exchange rate and an increase of $7.7 million due to fluctuations in the European exchange rate.
On-premise marketplace sales are initiated online for vehicles at any of our locations across North America and include ADESA Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, BacklotCars, CARWAVE, TradeRev and ADESA Europe sales. The 15% decrease in the number of vehicles sold was comprised of a decline in both on-premise and off-premise commercial volumes aggregating 34%, partially offset by an increase in both on-premise and off-premise dealer consignment volumes aggregating 37%. The decrease in the number of vehicles sold was driven by a lack of supply caused by high vehicle values.
Auction fees per vehicle sold for the year ended December 31, 2021 increased $49, or 17%, reflecting higher vehicle values and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the year ended December 31, 2021 decreased $30.2 million, or 4%, primarily as a result of a decrease in transportation revenue resulting from the decrease in vehicles sold. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.

Gross Profit
For the year ended December 31, 2021, gross profit for ADESA increased $3.5 million, or less than 1%, to $717.9 million, compared with $714.4 million for the year ended December 31, 2020. Gross profit for ADESA was 36.6% of revenue for the year ended December 31, 2021, compared with 37.2% of revenue for the year ended December 31, 2020. We have taken measures to reduce expenses to help protect our business and vehicles sold online require less labor. In 2021 we also recorded a benefit of $3.7 million taken under the Canada Emergency Wage Subsidy as compared with an aggregate of $14.2 million taken under the CARES Act and the Canada Emergency Wage Subsidy in 2020. On March 20, 2020 our on-premise auctions were shut down in response to the COVID-19 pandemic. While revenue decreased during the closure, cost of services remained consistent, as all non-essential auction employees were paid during the closure. In addition, our gross profit as a percentage of revenue is impacted by purchased vehicles. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 45.3% and 44.0% for the years ended December 31, 2021 and 2020, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired since the fourth quarter of 2020 accounted for an increase in cost of services of $80.4 million for the year ended December 31, 2021.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $14.1 million, or 3%, to $522.9 million for the year ended December 31, 2021, compared with $508.8 million for the year ended December 31, 2020, primarily due to increases in selling, general and administrative expenses associated with acquisitions of $77.3 million, fluctuations in the Canadian exchange rate of $4.6 million, stock-based compensation of $1.2 million and information technology costs of $1.1 million, partially offset by decreases in compensation expense of $35.9 million, incentive-based compensation of $10.9 million, professional fees of $6.4 million, telecom expenses of $4.2 million, severance of $3.8 million, marketing costs of $3.1 million, bad debt expense of $3.0 million, supplies expense of $1.8 million, travel expenses of $1.8 million and other miscellaneous expenses aggregating $1.4 million. In addition, the Employee Retention Credit provided under the CARES Act and the Canada Emergency Wage Subsidy was $7.7 million less for the year ended December 31, 2021, compared with the year ended December 31, 2020. Likewise, there were net gains on the sales of assets aggregating $4.2 million for the year ended December 31, 2021, compared with net losses on the sales of assets aggregating $1.3 million for the year ended December 31, 2020.
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

AFC Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2021	2020
Finance-related revenue
Interest and fee income	$284.1	$266.1
Other revenue	8.6	8.7
Provision for credit losses	(3.5)	(38.6)
Warranty contract revenue	—	31.4
Total AFC revenue	289.2	267.6
Cost of services*	55.4	79.1
Gross profit*	233.8	188.5
Selling, general and administrative	35.2	36.6
Depreciation and amortization	9.4	12.5
Operating profit	$189.2	$139.4
Loan transactions	1,421,000	1,519,000
Revenue per loan transaction, excluding Warranty contract revenue	$204	$156

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2021, AFC revenue increased $21.6 million, or 8%, to $289.2 million, compared with $267.6 million for the year ended December 31, 2020. The increase in revenue was primarily the result of a 31% increase in revenue per loan transaction, largely as a result of a decrease in the provision for credit losses, partially offset by a 6% decrease in loan transactions and the elimination of Warranty contract revenue as a result of the sale of PWI in December 2020.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $48, or 31%, primarily as a result of a decrease in provision for credit losses for the year ended December 31, 2021, an increase in loan values and an increase in interest yields, partially offset by a decrease in average portfolio duration.
The provision for credit losses decreased to 0.2% of the average managed receivables for the year ended December 31, 2021 from 2.1% for the year ended December 31, 2020.
Gross Profit
For the year ended December 31, 2021, gross profit for the AFC segment increased $45.3 million, or 24%, to $233.8 million, or 80.8% of revenue, compared with $188.5 million, or 70.4% of revenue, for the year ended December 31, 2020. Excluding PWI for the year ended December 31, 2020, AFC's gross profit as a percent of revenue was 76.3%. The increase in gross profit as a percent of revenue was primarily the result of a 30% decrease in cost of services. The decrease in cost of services was primarily the result of decreases in PWI expenses of $23.1 million, compensation expense of $2.1 million and lot check expenses of $0.6 million, partially offset by increases in incentive-based compensation of $1.1 million, rent expense of $0.5 million, collection expenses of $0.4 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC decreased $1.4 million, or 4%, to $35.2 million for the year ended December 31, 2021, compared with $36.6 million for the year ended December 31, 2020 primarily as a result of decreases in PWI expenses of $2.7 million and other miscellaneous expenses aggregating $0.5 million, partially offset by increases in information technology costs of $1.3 million and compensation expense of $0.5 million.

Overview of Results of KAR Auction Services, Inc. for the Year Ended December 31, 2019:
An overview of the results of KAR Auction Services, Inc. for the year ended December 31, 2019 was included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 18, 2021.
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2021 and 2020:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2021	2020
Revenues
Auction fees	$207.4	$207.0
Service revenue	168.2	173.5
Purchased vehicle sales	94.6	83.7
Finance-related revenue	79.2	65.4
Total revenues	549.4	529.6
Cost of services*	323.2	325.4
Gross profit*	226.2	204.2
Selling, general and administrative	134.8	139.7
Depreciation and amortization	45.9	50.6
Operating profit	45.5	13.9
Interest expense	32.3	30.5
Other (income) expense, net	4.6	3.9
Income (loss) before income taxes	8.6	(20.5)
Income taxes	3.5	(3.4)
Net income (loss)	$5.1	$(17.1)
Net income (loss) per share
Basic	$(0.04)	$(0.21)
Diluted	$(0.04)	$(0.21)

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2021, we had revenue of $549.4 million compared with revenue of $529.6 million for the three months ended December 31, 2020, an increase of 4%. Businesses acquired since the fourth quarter of 2020 accounted for an increase in revenue of $35.4 million or 6% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $4.7 million, or 9%, to $45.9 million for the three months ended December 31, 2021, compared with $50.6 million for the three months ended December 31, 2020. The decrease in depreciation and amortization was primarily the result of fixed assets that have become fully depreciated and a reduction in assets placed in service.
Interest Expense
Interest expense increased $1.8 million, or 6%, to $32.3 million for the three months ended December 31, 2021, compared with $30.5 million for the three months ended December 31, 2020. The increase was primarily attributable to an increase in interest expense at AFC of $1.7 million, which resulted from an increase in the average finance receivables balance for the three months ended December 31, 2021, as compared with the three months ended December 31, 2020.
Other (Income) Expense, Net
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $4.8 million for the three months ended December 31, 2021. The Company had a net reduction in unrealized gains of $9.3 million for the three months ended December 31, 2021, as a result of the change in fair value for one of these investment securities which had a recent public offering. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
For the three months ended December 31, 2021, we had other expenses of $4.6 million compared with $3.9 million for the three months ended December 31, 2020. The increase in other expense was primarily attributable to a net reduction in unrealized gains on investment securities of approximately $9.3 million, partially offset by increases in realized gains on investment securities of approximately $4.8 million, a decrease in foreign currency losses of $0.6 million, a decrease in contingent consideration valuation adjustments of $0.5 million and other miscellaneous items aggregating $2.7 million.

Income Taxes
We had an effective tax rate of 40.7% for the three months ended December 31, 2021, compared with an effective tax rate of 16.6% on a pre-tax loss for the three months ended December 31, 2020. The effective tax rate for the three months ended December 31, 2021 was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefits have been recorded, partially offset by the benefit of discrete items. The effective tax rate for the three months ended December 31, 2020 was unfavorably impacted by expense for the increase in the estimated value of contingent consideration for which no tax benefit has been recorded, as well as a greater proportion of earnings in higher tax jurisdictions. These were partially offset by the tax benefit from deductions related to stock-based compensation expenses and other discrete benefits.
Impact of Foreign Currency
For the three months ended December 31, 2021, fluctuations in the Canadian exchange rate increased revenue by $3.2 million, operating profit by $1.1 million and net income by $0.7 million. For the three months ended December 31, 2021, fluctuations in the European exchange rate decreased revenue by $2.4 million, operating profit by $0.1 million and net loss by $0.1 million.
ADESA Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2021	2020
Auction fees	$207.4	$207.0
Service revenue	168.2	173.5
Purchased vehicle sales	94.6	83.7
Total ADESA revenue	470.2	464.2
Cost of services*	308.8	308.4
Gross profit*	161.4	155.8
Selling, general and administrative	125.7	130.6
Depreciation and amortization	43.6	47.7
Operating profit (loss)	$(7.9)	$(22.5)
Commercial vehicles sold	266,000	474,000
Dealer consignment vehicles sold	277,000	207,000
Total vehicles sold	543,000	681,000
Auction fees per vehicle sold	$382	$304
Gross profit per vehicle sold*	$297	$229
Gross profit percentage, excluding purchased vehicles*	43.0%	40.9%
On-premise mix	47%	48%
Off-premise mix	53%	52%

* Exclusive of depreciation and amortization

Revenue
Revenue from ADESA increased $6.0 million, or 1%, to $470.2 million for the three months ended December 31, 2021, compared with $464.2 million for the three months ended December 31, 2020. The increase in revenue was the result of an increase in average revenue per vehicle sold, partially offset by a decrease in the number of vehicles sold. Businesses acquired since the fourth quarter of 2020 accounted for an increase in revenue of $35.4 million. The change in revenue included the impact of an increase in revenue of $2.9 million due to fluctuations in the Canadian exchange rate and a decrease of $2.4 million due to fluctuations in the European exchange rate.
On-premise marketplace sales are initiated online for vehicles at any of our locations across North America and include ADESA Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, BacklotCars, CARWAVE, TradeRev and ADESA Europe sales. The 20% decrease in the number of vehicles sold was comprised of a decline in both on-premise and off-premise commercial volumes aggregating 44%, partially offset by an increase in both on-premise and off-premise dealer consignment volumes aggregating 34%. The decrease in the number of vehicles sold was driven by a lack of supply caused by high vehicle values.
Auction fees per vehicle sold for the three months ended December 31, 2021 increased $78, or 26%, reflecting higher vehicle values and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the three months ended December 31, 2021 decreased $5.3 million, or 3%, primarily as a result of a decrease in inspection service revenue and transportation revenue resulting from the decrease in vehicles sold, partially offset by an increase in reconditioning revenue. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.
Gross Profit
For the three months ended December 31, 2021, gross profit for ADESA increased $5.6 million, or 4%, to $161.4 million, compared with $155.8 million for the three months ended December 31, 2020. Cost of services increased less than 1% for the three months ended December 31, 2021, while revenue increased 1% during the same period. Gross profit for ADESA was 34.3% of revenue for the three months ended December 31, 2021, compared with 33.6% of revenue for the three months ended December 31, 2020. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 43.0% and 40.9% for the three months ended December 31, 2021 and 2020, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired since the fourth quarter of 2020 accounted for an increase in cost of services of $20.0 million for the three months ended December 31, 2021.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment decreased $4.9 million, or 4%, to $125.7 million for the three months ended December 31, 2021, compared with $130.6 million for the three months ended December 31, 2020, primarily due to decreases in incentive-based compensation of $14.0 million, compensation expense of $6.9 million, professional fees of $2.5 million, telecom expenses of $1.1 million and stock-based compensation of $1.0 million, partially offset by increases in selling, general and administrative expenses associated with acquisitions of $14.2 million, bad debt expense of $2.4 million, medical expenses of $2.1 million, travel expenses of $0.6 million, fluctuations in the Canadian exchange rate of $0.6 million and other miscellaneous expenses aggregating $1.3 million. In addition, the Employee Retention Credit provided under the Canada Emergency Wage Subsidy was $0.6 million less for the three months ended December 31, 2021, compared with the three months ended December 31, 2020. Likewise, there were net gains on the sales of assets aggregating $1.0 million for the three months ended December 31, 2021, compared with net losses on the sales of assets aggregating $0.2 million for the three months ended December 31, 2020.

AFC Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2021	2020
Finance-related revenue
Interest and fee income	$76.1	$61.4
Other revenue	2.2	1.9
Net recovery (provision) for credit losses	0.9	(2.7)
Warranty contract revenue	—	4.8
Total AFC revenue	79.2	65.4
Cost of services*	14.4	17.0
Gross profit*	64.8	48.4
Selling, general and administrative	9.1	9.1
Depreciation and amortization	2.3	2.9
Operating profit	$53.4	$36.4
Loan transactions	342,000	327,000
Revenue per loan transaction, excluding Warranty contract revenue	$232	$186

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2021, AFC revenue increased $13.8 million, or 21%, to $79.2 million, compared with $65.4 million for the three months ended December 31, 2020. The increase in revenue was primarily the result of a 25% increase in revenue per loan transaction and a 5% increase in loan transactions, partially offset by the elimination of Warranty contract revenue as a result of the sale of PWI in December 2020.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $46, or 25%, primarily as a result of an increase in loan values, a decrease in provision for credit losses for the three months ended December 31, 2021, an increase in floorplan fee and other fee income per unit and an increase in average portfolio duration.
For the three months ended December 31, 2021, recoveries and the decrease in the allowance for credit losses exceeded write-offs, resulting in the provision for credit losses decreasing to (0.2%) of the average managed receivables for the three months ended December 31, 2021 from 0.6% for the three months ended December 31, 2020.
Gross Profit
For the three months ended December 31, 2021, gross profit for the AFC segment increased $16.4 million, or 34%, to $64.8 million, or 81.8% of revenue, compared with $48.4 million, or 74.0% of revenue, for the three months ended December 31, 2020. Excluding PWI for the three months ended December 31, 2020, AFC's gross profit as a percent of revenue was 78.7%. The increase in gross profit as a percent of revenue was primarily the result of a 15% decrease in cost of services. The decrease in cost of services was primarily the result of a decrease in PWI expenses of $4.1 million, partially offset by increases in compensation expense of $0.5 million, incentive-based compensation of $0.4 million and other miscellaneous expenses aggregating $0.6 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC were $9.1 million for both the three months ended December 31, 2021 and 2020. Fluctuations between the periods included an increase in compensation expense of $1.0 million, an increase in other miscellaneous expenses aggregating $0.1 million, a decrease in incentive-based compensation of $0.6 million and a decrease in PWI expenses of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	December 31,
(Dollars in millions)	2021	2020
Cash and cash equivalents	$190.0	$752.1
Restricted cash	25.8	60.2
Working capital	382.5	924.6
Amounts available under the Revolving Credit Facility*	325.0	325.0
Cash flow from operations for the year ended	413.2	384.4
*    There were related outstanding letters of credit totaling approximately $27.6 million and $28.5 million at December 31, 2021 and 2020, respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.
In 2021, we used approximately $522 million of cash for business acquisitions. This includes CARWAVE and Auction Frontier. We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions. The COVID-19 pandemic has had, and is continuing to have, an adverse impact on our business. As a result, during 2020 we implemented several measures that we believe will enhance liquidity for the foreseeable future. Some of these measures included furloughs, prohibiting non-essential business travel, suspending non-essential services provided by certain third parties at our locations, delaying or canceling capital projects at our on-premise marketplace locations and suspending the Company's quarterly dividend.
We also took advantage of legislation introduced to assist companies during the pandemic. For the year ended December 31, 2021, we recorded a total of approximately $5.8 million claimed under the Canada Emergency Wage Subsidy. These credits partially offset salaries paid in Canada. We will continue to monitor and assess the impact similar legislation in other countries may have on our business and financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued disruption could materially affect our liquidity.
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
Approximately $84.7 million of available cash was held by our foreign subsidiaries at December 31, 2021. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.38% at December 31, 2021.
On December 31, 2021, $928.6 million was outstanding on Term Loan B-6 and there were no borrowings on the Revolving Credit Facility. We had related outstanding letters of credit in the aggregate amount of $27.6 million and $28.5 million at December 31, 2021 and December 31, 2020, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $34.1 million (€30 million) of which $6.8 million was drawn at December 31, 2021.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 1.8 at December 31, 2021.

In addition, the Credit Agreement and the indenture governing our senior notes (see Note 12, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2021.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. In December 2021, AFC Funding Corporation's committed liquidity was increased from $1.60 billion to $1.70 billion for U.S. finance receivables.
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
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was increased from C$175 million to C$225 million on December 31, 2021. In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,529.0 million and $1,911.0 million at December 31, 2021 and December 31, 2020, respectively. AFC's allowance for losses was $23.0 million and $22.0 million at December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021 and December 31, 2020, $2,482.2 million and $1,865.3 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,692.3 million and $1,261.2 million of obligations collateralized by finance receivables at December 31, 2021 and December 31, 2020, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $15.1 million and $21.6 million at December 31, 2021 and December 31, 2020, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2021, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended December 31, 2021
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(23.9)	$29.0	$5.1
Add back:
Income taxes	(5.9)	9.4	3.5
Interest expense, net of interest income	21.5	10.5	32.0
Depreciation and amortization	43.6	2.3	45.9
Intercompany interest	—	—	—
EBITDA	35.3	51.2	86.5
Non-cash stock-based compensation	1.6	0.3	1.9
Acquisition related costs	2.4	—	2.4
Securitization interest	—	(8.3)	(8.3)
(Gain)/Loss on asset sales	(0.8)	—	(0.8)
Severance	1.4	0.2	1.6
Foreign currency (gains)/losses	1.1	—	1.1
Contingent consideration adjustment	4.2	—	4.2
Net change in unrealized gains on investment securities	—	9.3	9.3
Other	0.1	(0.1)	—
Total addbacks/(deductions)	10.0	1.4	11.4
Adjusted EBITDA	$45.3	$52.6	$97.9

	Three Months Ended December 31, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(38.5)	$21.4	$(17.1)
Add back:
Income taxes	(9.7)	6.3	(3.4)
Interest expense, net of interest income	21.5	8.8	30.3
Depreciation and amortization	47.7	2.9	50.6
Intercompany interest	0.1	(0.1)	—
EBITDA	21.1	39.3	60.4
Non-cash stock-based compensation	2.5	0.5	3.0
Acquisition related costs	4.1	—	4.1
Securitization interest	—	(6.2)	(6.2)
Loss on asset sales	0.2	—	0.2
Severance	0.9	—	0.9
Foreign currency (gains)/losses	1.7	—	1.7
Contingent consideration adjustment	4.7	—	4.7
Other	(1.7)	0.4	(1.3)
Total addbacks/(deductions)	12.4	(5.3)	7.1
Adjusted EBITDA	$33.5	$34.0	$67.5

	Year Ended December 31, 2021
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(58.9)	$125.4	$66.5
Add back:
Income taxes	(6.5)	41.5	35.0
Interest expense, net of interest income	86.2	39.5	125.7
Depreciation and amortization	173.6	9.4	183.0
Intercompany interest	0.2	(0.2)	—
EBITDA	194.6	215.6	410.2
Non-cash stock-based compensation	14.5	2.2	16.7
Acquisition related costs	8.1	—	8.1
Securitization interest	—	(29.8)	(29.8)
(Gain)/Loss on asset sales	(3.6)	(0.8)	(4.4)
Severance	4.8	0.4	5.2
Foreign currency (gains)/losses	3.8	—	3.8
Contingent consideration adjustment	24.3	—	24.3
Net change in unrealized gains on investment securities	—	(1.4)	(1.4)
Other	1.8	(0.3)	1.5
Total addbacks/(deductions)	53.7	(29.7)	24.0
Adjusted EBITDA	$248.3	$185.9	$434.2

	Year Ended December 31, 2020
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss)	$(79.1)	$79.6	$0.5
Add back:
Income taxes	(17.0)	21.9	4.9
Interest expense, net of interest income	88.3	39.0	127.3
Depreciation and amortization	178.8	12.5	191.3
Intercompany interest	1.1	(1.1)	—
EBITDA	172.1	151.9	324.0
Non-cash stock-based compensation	12.8	2.3	15.1
Acquisition related costs	8.8	—	8.8
Securitization interest	—	(27.3)	(27.3)
Loss on asset sales	1.3	—	1.3
Severance	11.1	0.4	11.5
Foreign currency (gains)/losses	4.9	—	4.9
Goodwill and other intangibles impairment	29.8	—	29.8
Contingent consideration adjustment	4.7	—	4.7
Other	2.1	0.4	2.5
Total addbacks/(deductions)	75.5	(24.2)	51.3
Adjusted EBITDA	$247.6	$127.7	$375.3

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Net income (loss)	$50.9	$11.5	$(1.0)	$5.1	$66.5
Add back:
Income taxes	23.6	9.1	(1.2)	3.5	35.0
Interest expense, net of interest income	30.7	31.0	32.0	32.0	125.7
Depreciation and amortization	47.0	45.4	44.7	45.9	183.0
EBITDA	152.2	97.0	74.5	86.5	410.2
Non-cash stock-based compensation	5.6	4.9	4.3	1.9	16.7
Acquisition related costs	1.5	1.8	2.4	2.4	8.1
Securitization interest	(6.8)	(6.8)	(7.9)	(8.3)	(29.8)
(Gain)/Loss on asset sales	0.2	—	(3.8)	(0.8)	(4.4)
Severance	0.7	1.2	1.7	1.6	5.2
Foreign currency (gains)/losses	2.2	0.4	0.1	1.1	3.8
Contingent consideration adjustment	11.2	4.5	4.4	4.2	24.3
Net change in unrealized gains on investment securities	(43.5)	11.9	20.9	9.3	(1.4)
Other	(0.1)	1.6	—	—	1.5
Total addbacks/(deductions)	(29.0)	19.5	22.1	11.4	24.0
Adjusted EBITDA	$123.2	$116.5	$96.6	$97.9	$434.2

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2021	2020
Net cash provided by (used by):
Operating activities	$413.2	$384.4
Investing activities	(1,218.6)	(326.6)
Financing activities	210.4	194.8
Effect of exchange rate on cash	(1.5)	(1.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(596.5)	$251.4
Cash flow provided by operating activities was $413.2 million for the year ended December 31, 2021, compared with $384.4 million for the year ended December 31, 2020. The increase in operating cash flow was primarily attributable to increased profitability and changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, partially offset by a net decrease in non-cash item adjustments.
Net cash used by investing activities was $1,218.6 million for the year ended December 31, 2021, compared with $326.6 million for the year ended December 31, 2020. The increase in net cash used by investing activities was primarily attributable to:
•an increase in the additional finance receivables held for investment of approximately $789.2 million;
•an increase in cash used for acquisitions of approximately $100.8 million;
•an increase in investment in securities of approximately $22.5 million; and
•a decrease in the proceeds from the sale of businesses of $22.1 million;
partially offset by:
•proceeds from sale of investments of approximately $38.5 million; and
•an increase in proceeds from the sale of property and equipment of approximately $11.2 million.
Net cash provided by financing activities was $210.4 million for the year ended December 31, 2021, compared with $194.8 million for the year ended December 31, 2020. The increase in net cash provided by financing activities was primarily attributable to:
•an increase in the additional obligations collateralized by finance receivables of approximately $615.5 million;
•a decrease in dividends paid to stockholders of approximately $49.0 million;
•a decrease in payments for debt issuance costs of approximately $17.9 million;
•an increase in proceeds from the issuance of common stock (private placement) of approximately $15.0 million; and
•a net increase in book overdrafts of approximately $10.2 million;
partially offset by:
•a decrease in net proceeds from Series A Preferred Stock of approximately $528.2 million; and
•an increase in the repurchase of common stock of approximately $170.7 million.
Capital Expenditures
Capital expenditures for the years ended December 31, 2021 and 2020 approximated $108.5 million and $101.4 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $115 million for fiscal year 2022. Future capital expenditures could vary substantially based on capital project timing, the opening of new facilities, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Contractual Obligations
To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of December 31, 2021. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. This table does not include the obligations related to our Series A Preferred Stock discussed in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The following summarizes our contractual cash obligations as of December 31, 2021 (in millions):

	Payments Due by Period
Contractual Obligations	Total	1 year or Less	More than 1 Year
Long-term debt
$325 million Revolving Credit Facility	$—	$—	$—
Term Loan B-6 (a)	928.6	9.5	919.1
Senior notes (a)	950.0	—	950.0
European lines of credit	6.8	6.8	—
Finance lease obligations (b)	11.3	5.9	5.4
Interest payments relating to long-term debt (c)	270.7	71.5	199.2
Operating leases (d)	460.1	57.9	402.2
Contingent consideration related to acquisitions (e)	45.6	30.6	15.0
Total contractual cash obligations	$2,673.1	$182.2	$2,490.9
________________________________________
(a)The table assumes the long-term debt is held to maturity.
(b)We have entered into finance leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the finance leases. Future finance lease obligations would change if we entered into additional finance lease agreements.
(c)Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2021.
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
(e)Contingent consideration related to acquisitions represents the maximum amount of contingent payments.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the years ended December 31, 2021 and 2020, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $41.1 million and $21.6 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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

Off-Balance Sheet Arrangements
As of December 31, 2021, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.
Acquisitions
CARWAVE Holdings LLC
In October 2021, ADESA acquired CARWAVE Holdings LLC (“CARWAVE”). CARWAVE is an online dealer-to-dealer marketplace featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live auctions. The acquisition is expected to build on KAR’s growth in the dealer-to-dealer space, enhance KAR’s position in the highly fragmented wholesale used vehicle market and accelerate the Company’s overall transformation to a digital marketplace company.
The purchased assets included accounts receivable, other current assets, software, customer relationships and tradenames. Financial results for CARWAVE have been included in our consolidated financial statements from the date of acquisition.
The purchase price for CARWAVE, net of cash acquired, was approximately $442.0 million. The acquired assets and assumed liabilities of CARWAVE were recorded at fair value, including $67.5 million to intangible assets, representing the fair value of acquired customer relationships of $62.5 million, software of $4.6 million and tradenames of $0.4 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth, estimated customer attrition rates and estimated royalty and license rates. The acquisition resulted in $373.4 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the ADESA Auctions reportable segment and most of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."
Auction Frontier, LLC
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
The purchase price for Auction Frontier, net of cash acquired, was approximately $92.2 million, which included a net cash payment of $79.8 million and estimated contingent payments with a fair value of $12.4 million based on a probability model (based on Level 3 inputs). The maximum amount of undiscounted contingent payment related to this acquisition could approximate $15.0 million. The acquired assets and assumed liabilities of Auction Frontier were recorded at fair value, including $17.9 million to intangible assets, representing the fair value of acquired customer relationships of $10.0 million, software of $7.6 million and tradenames of $0.3 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty and license rates. A probability model, based on the expected retention of significant customers, was used to value the estimated contingent consideration. The acquisition resulted in $73.8 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the ADESA Auctions reportable segment and all of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."

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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2021, which are included in this Annual Report on Form 10-K.
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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including approximately 50,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the years ended December 31, 2021 and 2020, our provision for credit losses would have increased by approximately $0.2 million and $3.7 million in 2021 and 2020, respectively.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In 2021, we performed a qualitative impairment assessment for our reporting units and based on our assessment, the Company has not identified a reporting unit for which the goodwill was impaired in 2021. In 2020, we performed a quantitative impairment assessment for our reporting units and this assessment resulted in the impairment of goodwill totaling $25.5 million in our ADESA Remarketing Limited reporting unit (doing business as ADESA U.K.). For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Based on our previous goodwill assessments, the Company did not identify a reporting unit for which the goodwill was impaired in 2019.
As with goodwill, we assess indefinite-lived tradenames for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that impairment may exist. When assessing indefinite-lived tradenames for impairment using a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the tradename asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the tradename asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related assets. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $3.8 million and $4.9 million for the years ended December 31, 2021 and 2020, respectively. Canadian currency translation positively affected net income by approximately $3.6 million for the year ended December 31, 2021 and negatively affected net income by approximately $0.2 million for the year ended December 31, 2020. A 1% change in the month-end Canadian exchange rate for the year ended December 31, 2021 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.5 million. A 1% change in the average Canadian exchange rate for the year ended December 31, 2021 would have impacted net income by approximately $0.7 million. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
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
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2021 would have resulted in an increase in interest expense of approximately $4.3 million.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
KAR Auction Services, Inc.

Management's Report on Internal Control Over Financial Reporting 55

Report of Independent Registered Public Accounting Firm (KPMG LLP, Indianapolis, IN, Auditor Firm ID: 185) 56

Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019 59

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019 60

Consolidated Balance Sheets as of December 31, 2021 and 2020 61

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019 63

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019 64

Notes to Consolidated Financial Statements 65

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer, principal financial officer and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and include those policies and procedures that:
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
Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
We have excluded the Auction Frontier, LLC and CARWAVE Holdings LLC acquisitions ("2021 acquisitions") from our assessment of internal control over financial reporting as of December 31, 2021 because we are continuing to integrate the acquisitions into our corporate processes. The total assets of the 2021 acquisitions represent 8.7% and the total revenues of the 2021 acquisitions represent 0.9% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. No potential internal control changes due to the new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2021, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 as stated in their report included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

/s/ PETER J. KELLY
Peter J. Kelly Chief Executive Officer (Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Chief Financial Officer (Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson Chief Accounting Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
KAR Auction Services, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Auction Frontier, LLC and CARWAVE Holdings LLC (“2021 acquisitions”) during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, internal control over financial reporting associated with the 2021 acquisitions with total assets of 8.7% and total revenues of 0.9% of the related amounts included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the 2021 acquisitions.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 326: Financial Instruments - Credit Losses.
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
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2021 was $23 million (the ACL). The Company estimates the ACL using a methodology that first considers quantitative models that calculate historical loss rates using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The Company’s methodology is also based on management’s evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses (qualitative risk factors).
We identified the assessment of qualitative risk factors used in the ACL estimate as a critical audit matter. Due to significant measurement uncertainty, such assessment required complex and subjective auditor judgment, including specialized skill and knowledge. This assessment involved evaluating the qualitative framework and related risk factors, including the impacts of vehicle supply and vehicle pricing. These factors increase the likelihood that qualitative risk factors were necessary in order to capture estimated credit losses not captured through the quantitative models.
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
Fair value measurement of certain customer relationship intangible assets in the acquisition of CARWAVE Holdings LLC
As discussed in Note 3 to the consolidated financial statements, the Company acquired CARWAVE Holdings, LLC (CARWAVE) in October 2021 for a purchase price of $442 million, net of cash acquired. As a result of the transaction the Company acquired certain intangible assets, including the related acquired customer relationships of CARWAVE amounting to $62.5 million at fair value on the date of the acquisition.

We identified the assessment of the acquisition-date fair value of the CARWAVE acquired customer relationships as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the fair value of the acquired customer relationships, including the significant assumptions related to forecasted revenue growth rates and estimated customer attrition rates. The forecasted revenue growth rates and estimated customer attrition rates used to estimate the fair value of the acquired customer relationships was based on unobservable information and the fair value estimate was sensitive to these inputs, such that minor changes in the assumptions could cause significant changes in the estimated fair value.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to Company’s acquisition-date valuation process for acquired customer relationships. This included internal controls related to the development of the forecasted revenue growth rates and estimated customer attrition rates. We evaluated the relevance and reliability of the underlying inputs and data used to develop the forecasted revenue growth rates and estimated customer attrition rates. We assessed the forecasted revenue growth rates by comparing the financial projections to current industry and economic trends, the historic financial performance of the acquired business, and the Company’s history with other acquisitions. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the estimated customer attrition rates, which included a comparison of the Company’s assumption against the historical performance of the acquired business, the Company’s history with other acquisitions, and the average useful life of customer relationships at comparable public companies.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana
February 23, 2022

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating revenues
Auction fees	$877.8	$887.7	$1,115.3
Service revenue	707.2	737.4	1,018.2
Purchased vehicle sales	377.4	295.0	295.5
Finance-related revenue	289.2	267.6	352.9
Total operating revenues	2,251.6	2,187.7	2,781.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,299.9	1,284.8	1,617.1
Selling, general and administrative	558.1	545.4	662.0
Depreciation and amortization	183.0	191.3	188.7
Goodwill and other intangibles impairment	—	29.8	—
Total operating expenses	2,041.0	2,051.3	2,467.8
Operating profit	210.6	136.4	314.1
Interest expense	126.6	128.9	189.5
Other (income) expense, net	(17.5)	2.1	(7.7)
Loss on extinguishment of debt	—	—	2.2
Income from continuing operations before income taxes	101.5	5.4	130.1
Income taxes	35.0	4.9	37.7
Income from continuing operations	$66.5	$0.5	$92.4
Income from discontinued operations, net of income taxes	—	—	96.1
Net income	$66.5	$0.5	$188.5
Net income (loss) per share - basic
Income (loss) from continuing operations	$0.16	$(0.16)	$0.70
Income from discontinued operations	—	—	0.73
Net income (loss) per share - basic	$0.16	$(0.16)	$1.43
Net income (loss) per share - diluted
Income (loss) from continuing operations	$0.16	$(0.16)	$0.70
Income from discontinued operations	—	—	0.72
Net income (loss) per share - diluted	$0.16	$(0.16)	$1.42
Dividends declared per common share	$—	$0.19	$1.08

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$66.5	$0.5	$188.5
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(5.8)	17.8	19.9
Unrealized gain (loss) on interest rate derivatives, net of tax	13.8	(19.5)	—
Total other comprehensive income (loss), net of tax	8.0	(1.7)	19.9
Comprehensive income (loss)	$74.5	$(1.2)	$208.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$190.0	$752.1
Restricted cash	25.8	60.2
Trade receivables, net of allowances of $14.2 and $12.1	527.0	367.2
Finance receivables, net of allowances of $23.0 and $22.0	2,506.0	1,889.0
Other current assets	109.5	106.7
Total current assets	3,358.3	3,175.2
Other assets
Goodwill	2,578.4	2,140.2
Customer relationships, net of accumulated amortization of $708.7 and $668.6	243.3	211.3
Other intangible assets, net of accumulated amortization of $450.0 and $362.0	275.9	290.2
Operating lease right-of-use assets	325.7	350.6
Property and equipment, net of accumulated depreciation of $602.1 and $596.4	579.2	589.9
Other assets	56.4	40.8
Total other assets	4,058.9	3,623.0
Total assets	$7,417.2	$6,798.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2021	2020
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$1,023.5	$688.9
Accrued employee benefits and compensation expenses	59.6	81.3
Accrued interest	6.1	6.5
Other accrued expenses	169.9	185.2
Income taxes payable	8.1	3.2
Obligations collateralized by finance receivables	1,692.3	1,261.2
Current maturities of long-term debt	16.3	24.3
Total current liabilities	2,975.8	2,250.6
Non-current liabilities
Long-term debt	1,849.7	1,853.8
Deferred income tax liabilities	138.4	128.6
Operating lease liabilities	317.1	344.2
Other liabilities	32.3	55.4
Total non-current liabilities	2,337.5	2,382.0
Commitments and contingencies (Note 19)
Temporary equity
Series A convertible preferred stock (Note 15)	590.9	549.8
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
121,163,050 (2021)
129,700,156 (2020)	1.2	1.3
Additional paid-in capital	910.8	1,046.5
Retained earnings	625.7	600.7
Accumulated other comprehensive loss	(24.7)	(32.7)
Total stockholders' equity	1,513.0	1,615.8
Total liabilities, temporary equity and stockholders' equity	$7,417.2	$6,798.2

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	132.9	$1.3	$1,131.9	$392.3	$(61.3)	$1,464.2
Cumulative effect adjustment for adoption of ASC Topic 842, net of tax				1.1		1.1
Net income				188.5		188.5
Other comprehensive income					19.9	19.9
Issuance of common stock under stock plans	0.9		4.3			4.3
Surrender of RSUs for taxes	(0.2)		(10.8)			(10.8)
Stock-based compensation expense			21.4			21.4
Repurchase and retirement of common stock	(4.8)		(119.7)			(119.7)
Distribution of IAA				213.2	10.4	223.6
Dividends earned under stock plans			1.8	(1.8)		—
Cash dividends declared to stockholders ($1.08 per share)				(142.3)		(142.3)
Balance at December 31, 2019	128.8	1.3	1,028.9	651.0	(31.0)	1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net income				0.5		0.5
Other comprehensive loss					(1.7)	(1.7)
Issuance of common stock under stock plans	0.8		2.1			2.1
Issuance of common stock - private placement	0.9		15.0			15.0
Surrender of RSUs for taxes	(0.2)		(4.0)			(4.0)
Stock-based compensation expense			14.0			14.0
Repurchase and retirement of common stock	(0.6)		(10.2)			(10.2)
Dividends earned under stock plans			0.7	(0.9)		(0.2)
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Dividends on preferred stock				(21.6)		(21.6)
Balance at December 31, 2020	129.7	1.3	1,046.5	600.7	(32.7)	1,615.8
Net income				66.5		66.5
Other comprehensive income					8.0	8.0
Issuance of common stock under stock plans	0.5		1.5			1.5
Issuance of common stock - private placement	2.0		30.0			30.0
Surrender of RSUs for taxes	(0.2)		(2.2)			(2.2)
Stock-based compensation expense			15.6			15.6
Repurchase and retirement of common stock	(10.8)	(0.1)	(180.8)			(180.9)
Dividends earned under stock plans			0.2	(0.4)		(0.2)
Dividends on preferred stock				(41.1)		(41.1)
Balance at December 31, 2021	121.2	$1.2	$910.8	$625.7	$(24.7)	$1,513.0

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$66.5	$0.5	$188.5
Net income from discontinued operations	—	—	(96.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183.0	191.3	188.7
Provision for credit losses	8.8	43.8	40.1
Deferred income taxes	7.8	(7.2)	(3.3)
Amortization of debt issuance costs	12.1	11.7	12.2
Stock-based compensation	15.6	14.0	19.6
Contingent consideration adjustment	24.3	4.7	—
Net decrease in unrealized gain on investment securities	(1.4)	—	—
Goodwill and other intangibles impairment	—	29.8	—
Loss on extinguishment of debt	—	—	2.2
Other non-cash, net	(1.9)	5.0	12.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(94.1)	117.9	(3.0)
Accounts payable and accrued expenses	192.5	(27.1)	19.8
Net cash provided by operating activities - continuing operations	413.2	384.4	380.8
Net cash provided by operating activities - discontinued operations	—	—	161.2
Investing activities
Net (increase) decrease in finance receivables held for investment	(618.6)	170.6	(132.7)
Acquisition of businesses (net of cash acquired)	(521.8)	(421.0)	(120.7)
Purchases of property, equipment and computer software	(108.5)	(101.4)	(161.6)
Investments in securities	(22.5)	—	—
Proceeds from sale of investments	38.5	—	—
Proceeds from the sale of PWI	2.2	24.3	—
Proceeds from the sale of property and equipment	12.1	0.9	—
Net cash used by investing activities - continuing operations	(1,218.6)	(326.6)	(415.0)
Net cash used by investing activities - discontinued operations	—	—	(37.4)
Financing activities
Net increase (decrease) in book overdrafts	3.3	(6.9)	(4.7)
Net (decrease) increase in borrowings from lines of credit	(8.0)	(14.0)	19.3
Net increase (decrease) in obligations collateralized by finance receivables	424.4	(191.1)	3.8
Proceeds from issuance of Series A Preferred Stock	—	550.1	—
Payments for issuance costs of Series A Preferred Stock	—	(21.9)	—
Proceeds from long-term debt	—	—	947.6
Payments for debt issuance costs/amendments	(0.6)	(18.5)	(14.1)
Payments on long-term debt	(9.5)	(9.5)	(1,749.0)
Payments on finance leases	(10.5)	(16.1)	(15.9)
Payments of contingent consideration and deferred acquisition costs	(37.1)	(31.2)	(9.4)
Issuance of common stock under stock plans	1.5	2.1	4.3
Issuance of common stock - private placement	30.0	15.0	—
Tax withholding payments for vested RSUs	(2.2)	(4.0)	(10.8)
Repurchase and retirement of common stock	(180.9)	(10.2)	(119.7)
Dividends paid to stockholders	—	(49.0)	(164.3)
Cash transferred to IAA	—	—	(50.9)
Net cash provided by (used by) financing activities - continuing operations	210.4	194.8	(1,163.8)
Net cash provided by financing activities - discontinued operations	—	—	1,317.6
Effect of exchange rate changes on cash	(1.5)	(1.2)	12.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(596.5)	251.4	256.2
Cash, cash equivalents and restricted cash at beginning of period	812.3	560.9	304.7
Cash, cash equivalents and restricted cash at end of period	$215.8	$812.3	$560.9
Cash paid for interest, net of proceeds from interest rate derivatives	$112.7	$116.6	$170.0
Cash paid for taxes, net of refunds - continuing operations	$26.0	$16.6	$37.8
Cash paid for taxes, net of refunds - discontinued operations	$—	$—	$41.4

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

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
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "Openlane"), BacklotCars, Inc. ("BacklotCars"), CARWAVE Holdings LLC ("CARWAVE"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited (formerly known as GRS Remarketing Limited ("GRS" or "ADESA Remarketing Limited")) and ADESA Europe (formerly known as CarsOnTheWeb ("COTW"));
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal was outstanding at December 31, 2021);
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (612,676 and 571,606 shares of Series A Preferred Stock were outstanding at December 31, 2021 and 2020, respectively);
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of December 31, 2021, the ADESA Auctions segment serves a domestic and international customer base through digital marketplaces supported by more than 70 vehicle logistics center locations across North America. ADESA also includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, CARWAVE, an online dealer-to-dealer marketplace in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe (formerly known as CarsOnTheWeb), an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through on-premise and off-premise marketplaces. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our commercial consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Remarketing services include a variety of activities designed to transfer used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
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
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through approximately 100 locations throughout the United States and Canada as of December 31, 2021. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, BacklotCars, CARWAVE, TradeRev, other used vehicle and salvage auctions and non-auction purchases.
Prior to December 2020, in addition to floorplan financing, AFC also provided independent used vehicle dealers with vehicle service contracts. In October 2020, a subsidiary of ADESA signed a definitive agreement to sell all of the issued and outstanding shares of capital stock of PWI Holdings, Inc., the Company's extended vehicle service contract business ("PWI"), to certain subsidiaries of Kingsway Financial Services Inc. for a purchase price of approximately $24.3 million in cash and deferred payments of approximately $2.2 million. The sale was completed on December 1, 2020.
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
December 31, 2021, 2020 and 2019
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
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a loss of $3.8 million for the year ended December 31, 2021, a loss of $4.9 million for the year ended December 31, 2020 and a gain of $0.7 million for the year ended December 31, 2019. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
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
December 31, 2021, 2020 and 2019
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
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changed the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. We adopted Topic 326 in the first quarter of 2020 and the change in methodology for measuring credit losses resulted in an increase in the allowance for credit losses of approximately $5.0 million. The cumulative effect of this change was recognized, net of tax, as a $3.8 million adjustment to retained earnings on January 1, 2020.
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
December 31, 2021, 2020 and 2019
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
Other Assets
Other assets consist of investments, deposits, notes receivable, foreign deferred taxes and other long-term assets.
Long-Lived Assets
Management reviews our property and equipment, customer relationships and other intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate and future cash flows expected to result from the use of the related assets. If the carrying amount of a long-lived asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds the fair value of the asset. The impairment analysis is based on our current business strategy, expected growth rates and estimated future economic and regulatory conditions.
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
December 31, 2021, 2020 and 2019
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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $85.1 million and $81.8 million at December 31, 2021 and 2020, respectively.
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
Temporary Equity
The Company records shares of convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders' equity on the consolidated balance sheet because the shares contain liquidation features that are not solely within the Company's control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. See Note 15 for a discussion of the convertible preferred stock.
Revenue Recognition
The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers, except for AFC interest and fee income, which is described under AFC below. Revenue is recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates its revenues from contracts with customers. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2021. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the year ended December 31, 2021, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
Most of the vehicles that are sold through auctions are consigned to ADESA by the seller and held at ADESA’s facilities or third-party locations. ADESA does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. ADESA does not record the gross selling price of the consigned vehicles sold at auction as revenue. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. ADESA generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. ADESA services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification and collateral recovery services are generally recognized at the time of service ("Service revenue" in the consolidated statement of income). ADESA also sells vehicles that have been purchased, which represent approximately 1% of total vehicles sold. For these types of sales, ADESA does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income) and the gross purchase price of the vehicles as "Cost of services."
AFC
AFC's revenue ("Finance-related revenue" in the consolidated statement of income) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as warranty contract revenue prior to 2021. The following table summarizes the primary components of AFC's finance-related revenue:

	Year Ended December 31,
AFC Revenue (in millions)	2021	2020	2019
Interest and fee income	$284.1	$266.1	$342.1
Other revenue	8.6	8.7	10.9
Provision for credit losses	(3.5)	(38.6)	(35.3)
Warranty contract revenue	—	31.4	35.2
	$289.2	$267.6	$352.9

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
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
Warranty contract revenue
Warranty contract revenue represents the revenue generated by Preferred Warranties, Inc. PWI receives advance payments for vehicle service contracts and unearned revenue is deferred and recognized over the terms of the contracts utilizing a historical earnings curve. PWI was sold on December 1, 2020.
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
Net Income (Loss) from Continuing Operations per Share
Prior to 2020, basic net income from continuing operations per share was computed by dividing net income from continuing operations by the weighted average common shares outstanding during the year. Diluted net income from continuing operations per share represents net income from continuing operations divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share, unexercisable market options and performance-based restricted stock units ("PRSUs") subject to performance conditions which have not yet been satisfied are excluded from the calculations.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
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
Note 3—Acquisitions
2021 Acquisitions
CARWAVE Holdings LLC
In October 2021, ADESA acquired CARWAVE Holdings LLC (“CARWAVE”). CARWAVE is an online dealer-to-dealer marketplace featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live auctions. The acquisition is expected to build on KAR’s growth in the dealer-to-dealer space, enhance KAR’s position in the highly fragmented wholesale used vehicle market and accelerate the Company’s overall transformation to a digital marketplace company.
The purchased assets included accounts receivable, other current assets, property and equipment, software, customer relationships and tradenames. Financial results for CARWAVE have been included in our consolidated financial statements from the date of acquisition.
The purchase price for CARWAVE, net of cash acquired, was approximately $442.0 million. The acquired assets and assumed liabilities of CARWAVE were recorded at fair value, including $67.5 million to intangible assets, representing the fair value of acquired customer relationships of $62.5 million, software of $4.6 million and tradenames of $0.4 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth, estimated customer attrition rates and estimated royalty and license rates. The acquisition resulted in $373.4 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the ADESA Auctions reportable segment and most of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Auction Frontier, LLC
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
The purchase price for Auction Frontier, net of cash acquired, was approximately $92.2 million, which included a net cash payment of $79.8 million and estimated contingent payments with a fair value of $12.4 million based on a probability model (based on Level 3 inputs). The maximum amount of undiscounted contingent payment related to this acquisition could approximate $15.0 million. The acquired assets and assumed liabilities of Auction Frontier were recorded at fair value, including $17.9 million to intangible assets, representing the fair value of acquired customer relationships of $10.0 million, software of $7.6 million and tradenames of $0.3 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty and license rates. A probability model, based on the expected retention of significant customers, was used to value the estimated contingent consideration. The acquisition resulted in $73.8 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the ADESA Auctions reportable segment and all of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."
Deferred and Contingent Payments Related to Prior Year Acquisitions
Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including deferred and contingent payments based on certain conditions and performance. At December 31, 2021, we had estimated contingent consideration with a fair value and maximum potential payment of approximately $30.6 million (based on Level 3 inputs), which is reported in "Other accrued expenses" in the accompanying consolidated balance sheet. For the year ended December 31, 2021, we made contingent consideration and deferred acquisition payments related to the CarsOnTheWeb and TradeRev acquisitions of $37.1 million. For the year ended December 31, 2021 adjustments to estimated contingent consideration associated with the CarsOnTheWeb and TradeRev acquisitions increased contingent consideration and impacted "Other (income) expense, net" by approximately $24.3 million in the aggregate.
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
The acquired assets and assumed liabilities of BacklotCars were recorded at fair value, including $78.8 million to intangible assets, representing the fair value of acquired customer relationships of $66.4 million, software of $8.3 million and tradenames of $4.1 million, which are being amortized over their expected useful lives. The multi-period excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
revenue growth and estimated royalty rates. The acquisition resulted in $354.8 million of goodwill. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2020. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."
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

The aggregate purchase price for the businesses acquired in 2019, net of cash acquired, was approximately $169.2 million, which included net cash payments of $120.7 million, deferred payments with a fair value of $19.2 million and estimated contingent payments with a fair value of $29.3 million based on an option pricing valuation model. The maximum amount of undiscounted deferred payments and undiscounted contingent payments related to these acquisitions could approximate $77.0 million. The purchase price for the acquired businesses was allocated to acquired assets and liabilities based upon fair values, including $32.7 million to intangible assets, representing the fair value of acquired customer relationships of $26.4 million, software of $4.3 million and tradenames of $2.0 million, which are being amortized over their expected useful lives. The acquisitions resulted in aggregate goodwill of $142.6 million. The goodwill is recorded in the ADESA Auctions reportable segment. The financial impact of these acquisitions, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2019. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."
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

The financial results of IAA have been accounted for as discontinued operations in the comparable 2019 results presented. IAA was formerly presented as one of the Company’s reportable segments. Discontinued operations included one-time transaction costs in "Selling, general and administrative" of approximately $31.3 million for the year ended December 31, 2019, in connection with the Separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the spin-off.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
The following table presents the results of operations for IAA that have been reclassified to discontinued operations for all periods presented:

	Year Ended December 31,
	2021	2020	2019
Operating revenues	$—	$—	$723.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	—	446.1
Selling, general and administrative	—	—	94.5
Depreciation and amortization	—	—	43.9
Total operating expenses	—	—	584.5
Operating profit	—	—	139.1
Interest expense	—	—	2.7
Other income, net	—	—	—
Income from discontinued operations before income taxes	—	—	136.4
Income taxes	—	—	40.3
Income from discontinued operations	$—	$—	$96.1
Note 5—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services, Inc. service-based options ("service options"), market-based options ("market options"), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the KAR Auction Services, Inc. service options, market options, PRSUs and RSUs should be classified as equity awards. In addition, as further discussed below, holders of some of these awards received an equivalent number of PRSUs, RSUs and options in IAA as they had in KAR at June 28, 2019. These awards are scheduled to vest over the period from February 2020 to February/March 2022.
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
The compensation cost that was charged against income for all stock-based compensation plans was $15.6 million, $14.0 million and $19.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $2.0 million, $2.0 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2021, 2020 or 2019.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2021	2020	2019
PRSUs	$2.0	$4.8	$10.0
RSUs	6.4	9.2	9.6
Service options	1.1	—	—
Market options	6.1	—	—
Total stock-based compensation expense	$15.6	$14.0	$19.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Market Options
We adopted the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan in December 2009, which was approved by shareholders and amended and restated in June 2014 and further amended and restated in June 2021 ("Omnibus Plan"). The Omnibus Plan is intended to provide equity and/or cash-based awards to our executive officers and key employees. The maximum number of shares of the Company's common stock that may be issued pursuant to awards under the Omnibus Plan is approximately 7.3 million, of which approximately 3.9 million shares remained available for future grants as of December 31, 2021. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2021, 2020 and 2019 we granted a target amount of approximately 0.7 million, 0.4 million and 0.3 million, respectively, PRSUs to certain executive officers and other employees of the Company. Approximately 0.5 million of the PRSUs granted in 2021 and all of the PRSUs granted in 2020 vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. Approximately 0.2 million of the PRSUs granted in 2021 vest if and to the extent that certain operational goals are attained by year-end 2023 or 2024. The weighted average grant date fair value of the PRSUs was $15.37 per share, $22.24 per share and $47.09 per share in 2021, 2020 and 2019, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. Dividend equivalents accrue on the PRSUs, as applicable, and are subject to the same vesting and forfeiture terms as the PRSUs.
The following table summarizes PRSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2021:

Performance Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2021	791,158	$20.97
Granted	664,680	15.37
Vested	(192,884)	20.36
Forfeited	(8,322)	21.22
PRSUs at December 31, 2021	1,254,632	$18.10
KAR employees hold all of the non-vested PRSUs at December 31, 2021. KAR employees also hold 230,228 of non-vested PRSUs in IAA at December 31, 2021. The fair value of shares that vested during the years ended December 31, 2021 and 2020 was $2.7 million and $5.1 million, respectively. As of December 31, 2021, an estimated $1.0 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 2.0 years.
RSUs
In the years ended December 31, 2021, 2020 and 2019, approximately 0.5 million, 0.4 million and 0.3 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $13.93 per share, $22.24 per share and $46.95 per share in 2021, 2020 and 2019, respectively. Dividend equivalents accrue on the RSUs, as applicable, and are subject to the same vesting and forfeiture terms as the RSUs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
The following table summarizes RSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2021:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2021	578,342	$21.73
Granted	482,664	13.93
Vested	(257,800)	20.61
Forfeited	(55,591)	17.71
RSUs at December 31, 2021	747,615	$16.81
KAR employees hold 730,412 of the non-vested RSUs at December 31, 2021 and IAA employees hold 17,203 of the non-vested RSUs at December 31, 2021. KAR employees also hold 49,907 of non-vested RSUs in IAA at December 31, 2021. The fair value of shares that vested during the years ended December 31, 2021, 2020 and 2019 was $3.8 million, $6.0 million and $11.8 million, respectively. As of December 31, 2021, there was approximately $6.6 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 1.7 years.
Service Options
For the year ended December 31, 2021, we granted approximately 1.1 million service options with a weighted average exercise price of $16.15 per share to certain executive officers of the Company. The service options have a life of ten years and vest in equal annual installments on each of the first four anniversaries of the grant dates.
Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and is being recognized ratably over the four year service period. The weighted average fair value of the service options granted was $3.98 per share for the year ended December 31, 2021. The fair values of the service options granted were estimated on the dates of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, a weighted average expected volatility of 36.55%, a weighted average expected dividend yield of 3.8% and a weighted average risk free interest rate of 1.06%.
The expected life of the service options was calculated in accordance with Staff Accounting Bulletin No. 107, which allows for the use of a simplified method. Under the simplified method, the expected life is based on the midpoint of the average time to vest and the full contractual term of the time-vested options. The computation of expected volatility was based on historical stock volatility. The expected dividend yield is based upon an anticipated return to historical dividends during the life of the time-vested options. The risk free interest rate is based upon observed interest rates appropriate for the term of the options.
The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2021:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	487,156	$10.66
Granted	1,071,609	16.15
Exercised	(54,892)	7.99
Forfeited	(2,796)	5.39
Canceled	2,250	11.57
Outstanding at December 31, 2021	1,503,327	$14.70	7.2 years	$2.8
Exercisable at December 31, 2021	431,718	$11.06	2.0 years	$2.0

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2021. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $15.62 on December 31, 2021. The total intrinsic value of service options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $2.8 million and $7.1 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2021 and 2020 was $6.7 million and $9.1 million, respectively. As of December 31, 2021, there was approximately $3.2 million of unrecognized compensation expense related to non-vested service options which is expected to be recognized over a weighted average term of 3.5 years.
Market Options
For the year ended December 31, 2021, we granted approximately 4.3 million market options with a weighted average exercise price of $16.15 per share to certain executive officers of the Company. The market options have a life of ten years and have a service component along with an additional market component. The market options become eligible to vest and become exercisable in equal increments, each upon the later to occur of (i) the first four anniversaries of the grant dates, respectively, and (ii) for each respective 25% increment, the attainment of KAR's closing stock price at or above $5, $10, $15 and $20 over each respective exercise price, for 20 consecutive trading days.
The weighted average fair value of the market options granted for the year ended December 31, 2021 was $3.91 per share. The fair value and requisite service period of the market options was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion with a drift equal to the risk free rate.
The following table summarizes market option activity under the Omnibus Plan for the year ended December 31, 2021:

Market Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	—	N/A
Granted	4,286,426	16.15
Exercised	—	N/A
Forfeited	—	N/A
Canceled	—	N/A
Outstanding at December 31, 2021	4,286,426	$16.15	9.4 years	$3.5
Exercisable at December 31, 2021	—	N/A	N/A	N/A
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2021. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $15.62 on December 31, 2021. As of December 31, 2021, there was approximately $10.7 million of unrecognized compensation expense related to non-vested market options which is expected to be recognized over a weighted average term of 3.6 years.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by shareholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. At the Company's annual meeting of stockholders in June 2020, the stockholders approved an amendment to the ESPP. As a result, the maximum number of shares reserved for issuance under the ESPP was increased from 1,000,000 shares to 2,500,000 shares, of which 1,227,298 shares remained available for future ESPP purchases as of December 31, 2021. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Share Repurchase Programs
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the October 2019 share repurchase program through December 31, 2022. At December 31, 2021, approximately $109.0 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. In 2021 and 2020, we repurchased and retired 10,847,800 and 585,086 shares of common stock, respectively, in the open market at a weighted average price of $16.66 and $17.50 per share, respectively, under the October 2019 authorization. No shares of common stock were repurchased in 2019 under the October 2019 authorization.
In October 2016, the board of directors authorized a repurchase of up to $500 million of the Company’s outstanding common stock, par value $0.01 per share, through October 26, 2019. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases was subject to market and other conditions. In 2019, we repurchased and retired 4,753,300 shares of common stock in the open market at a weighted average price of $25.18 per share, under the October 2016 authorization.
Note 6—Net Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of net income (loss) from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$66.5	$0.5	$92.4
Series A Preferred Stock dividends	(41.1)	(21.6)	—
Net income attributable to participating securities	(5.5)	—	—
Net income (loss) attributable to common stockholders	$19.9	$(21.1)	$92.4
Weighted average common shares outstanding	123.0	129.3	131.6
Effect of dilutive stock options and restricted stock awards	0.6	—	1.3
Weighted average common shares outstanding and potential common shares	123.6	129.3	132.9
Net income (loss) from continuing operations per share
Basic	$0.16	$(0.16)	$0.70
Diluted	$0.16	$(0.16)	$0.70
Prior to 2020, basic net income from continuing operations per share was calculated by dividing net income from continuing operations by the weighted average number of outstanding common shares for the period. Diluted net income from continuing operations per share was calculated consistent with basic net income from continuing operations per share including the effect of dilutive unissued common shares related to our stock-based employee compensation program. The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on net income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. Approximately 0.6 million service options were excluded from the calculation of diluted net income from continuing operations per share for the year ended December 31, 2021. No options were excluded from the calculation of diluted net income from continuing operations per share for the years ended December 31, 2020 and 2019. All of the market options were excluded from the calculation of diluted net income from

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
continuing operations per share for the year ended December 31, 2021. In addition, approximately 1.1 million PRSUs, approximately 0.4 million PRSUs and no PRSUs were excluded from the calculation of diluted net income per share from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively. Total options outstanding at December 31, 2021, 2020 and 2019 were 5.8 million, 0.5 million and 0.7 million, respectively.
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
Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2021	2020	2019
Allowance for Credit Losses
Balance at beginning of period	$22.0	$15.0	$14.0
Opening balance adjustment for adoption of ASC Topic 326	—	5.0	—
Provision for credit losses	3.5	38.6	35.3
Recoveries	12.6	10.0	7.7
Less charge-offs	(15.1)	(46.6)	(42.0)
Balance at end of period	$23.0	$22.0	$15.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2021	2020	2019
Allowance for Doubtful Accounts
Balance at beginning of period	$12.1	$9.5	$8.7
Provision for credit losses	5.3	5.2	4.8
Less net charge-offs	(3.2)	(2.6)	(4.0)
Balance at end of period	$14.2	$12.1	$9.5
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian exchange rate did not have a material effect on the allowance for doubtful accounts.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. In December 2021, AFC Funding Corporation's committed liquidity was increased from $1.60 billion to $1.70 billion for U.S. finance receivables.
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
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was increased from C$175 million to C$225 million on December 31, 2021. In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 28, 2022 to January 31, 2024. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2021		Net Credit Losses During 2021
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,519.7	$7.3	$2.5
Other loans	9.3	—	—
Total receivables managed	$2,529.0	$7.3	$2.5

	December 31, 2020		Net Credit Losses During 2020
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$1,892.1	$22.9	$36.6
Other loans	18.9	—	—
Total receivables managed	$1,911.0	$22.9	$36.6
AFC's allowance for losses was $23.0 million and $22.0 million at December 31, 2021 and 2020, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
As of December 31, 2021 and 2020, $2,482.2 million and $1,865.3 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	December 31, 2021	December 31, 2020
Obligations collateralized by finance receivables, gross	$1,707.4	$1,282.8
Unamortized securitization issuance costs	(15.1)	(21.6)
Obligations collateralized by finance receivables	$1,692.3	$1,261.2
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2021, we were in compliance with the covenants in the securitization agreements.
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	ADESA Auctions	AFC	Total
Balance at December 31, 2019	$1,558.0	$263.7	$1,821.7
Increase for acquisition activity	354.8	—	354.8
Decrease for disposition activity	—	(22.8)	(22.8)
Impairment	(25.5)	—	(25.5)
Foreign currency	12.0	—	12.0
Balance at December 31, 2020	$1,899.3	$240.9	$2,140.2
Increase for acquisition activity	447.2	—	447.2
Foreign currency	(9.0)	—	(9.0)
Balance at December 31, 2021	$2,337.5	$240.9	$2,578.4
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2021 and 2020 primarily as a result of acquisitions. Goodwill decreased in the AFC segment in 2020 as a result of the sale of PWI. Most of the goodwill resulting from the businesses acquired in 2021 is expected to be deductible for tax purposes and none of the goodwill resulting from the business acquired in 2020 is expected to be deductible for tax purposes.
The Company tests goodwill for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. In light of the impact that the COVID-19 pandemic has had on the economy, forecasts for all reporting units were revised in the second quarter of 2020. These economic circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited (doing business as ADESA U.K.) through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. As a result of the updated forecasts, an impairment analysis of goodwill and intangibles was conducted. The change in circumstances resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020. The fair value of that reporting unit was estimated using the expected present value of future cash flows (Level 3 inputs).
Goodwill was tested for impairment in all of the Company's reporting units in the second quarter of 2021 and no impairment was identified. Future events and changing market conditions, including the impact of COVID-19, may require us to re-evaluate the estimates used in our fair value measurements, which could result in additional impairment of goodwill and other intangible assets in future periods and could have a material effect on our operating results.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
A summary of customer relationships is as follows (in millions):

		December 31, 2021			December 31, 2020
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$952.0	$(708.7)	$243.3	$879.9	$(668.6)	$211.3
The increase in customer relationships in 2021 and 2020 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships and impairment charges recognized.
As discussed above, ADESA Remarketing Limited has been negatively impacted in light of the COVID-19 pandemic and the economy. As a result, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships. The fair value of the customer relationships was estimated using the expected present value of future cash flows (Level 3 inputs).
A summary of other intangibles is as follows (in millions):

		December 31, 2021			December 31, 2020
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	1 - Indefinite	$151.4	$(14.9)	$136.5	$150.8	$(12.2)	$138.6
Computer software & technology	3 - 13	574.2	(434.8)	139.4	501.1	(349.5)	151.6
Covenants not to compete	5	0.3	(0.3)	—	0.3	(0.3)	—
Total		$725.9	$(450.0)	$275.9	$652.2	$(362.0)	$290.2
Other intangibles increased in 2021 and 2020 primarily as a result of acquisitions and computer software additions, partially offset by the amortization of existing intangibles. The carrying amount of tradenames with an indefinite life was approximately $131.5 million at December 31, 2021 and 2020.
Amortization expense for customer relationships and other intangibles was $128.2 million, $128.2 million and $122.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense on existing intangible assets for the next five years is $104.2 million for 2022, $75.1 million for 2023, $42.0 million for 2024, $26.0 million for 2025 and $22.4 million for 2026.
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2021	2020
Land		$197.7	$205.6
Buildings	5 - 40	252.6	248.3
Land improvements	5 - 20	195.1	191.3
Building and leasehold improvements	3 - 33	165.2	146.4
Furniture, fixtures and equipment	1 - 15	338.4	358.9
Vehicles	3 - 10	16.7	16.8
Construction in progress		15.6	19.0
		1,181.3	1,186.3
Accumulated depreciation		(602.1)	(596.4)
Property and equipment, net		$579.2	$589.9

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $54.8 million, $63.1 million and $65.8 million, respectively.
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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$35.0	$36.7	$35.8
Net payments	(71.4)	(79.4)	(66.2)
Expense	64.3	77.7	67.1
Balance at end of period	$27.9	$35.0	$36.7
Individual stop-loss coverage for medical benefits was $0.5 million in 2021, 2020 and 2019. There was no aggregate policy limit for medical benefits for the Company in the last three years. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2021, 2020 and 2019 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. These retentions are aggregated for workers’ compensation, automobile and general liability claims at approximately $28.5 million in 2021, $35.9 million in 2020 and $35.9 million in 2019. If these aggregates are met, the insurance company would pay the next $7.5 million.
Note 12—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2021	2020
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$928.6	$938.1
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	6.8	14.8
Total debt				1,885.4	1,902.9
Unamortized debt issuance costs/discounts				(19.4)	(24.8)
Current portion of long-term debt				(16.3)	(24.3)
Long-term debt				$1,849.7	$1,853.8
*The interest rates presented in the table above represent the rates in place at December 31, 2021. The weighted average interest rate on our variable rate debt was 2.37% and 2.42% at December 31, 2021 and 2020, respectively.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
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
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at December 31, 2021.
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.38% at December 31, 2021.
There were no borrowings on the Revolving Credit Facility at December 31, 2021 or 2020. In addition, we had related outstanding letters of credit in the aggregate amount of $27.6 million and $28.5 million at December 31, 2021 and 2020, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
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
European Lines of Credit
COTW has lines of credit aggregating $34.1 million (€30 million). The lines of credit have an interest rate of Euribor plus 1.25% and had an aggregate $6.8 million and $14.8 million of borrowings outstanding at December 31, 2021 and 2020, respectively. The lines of credit are secured by certain inventory and receivables at COTW subsidiaries. In addition, as part of the acquisition of COTW, we assumed debt of approximately $10.7 million which was paid off in the first quarter of 2019.
Future Principal Payments
At December 31, 2021, aggregate future principal payments on long-term debt are as follows (in millions):

2022	$16.3
2023	9.5
2024	9.5
2025	959.5
2026	890.6
Thereafter	—
$1,885.4
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
We have designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that are included in the assessment of hedge effectiveness are recorded as a component of "Accumulated other comprehensive income." For the year ended December 31, 2021, the Company recorded an unrealized gain on the interest rate swaps of $13.8 million, net of tax of $4.6 million in "Accumulated other comprehensive income." For the year ended December 31, 2020, the Company recorded an unrealized loss on the interest rate swaps of $19.5 million, net of tax of $6.4 million in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt.
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

	Liability Derivatives
	December 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other liabilities	$7.5	Other liabilities	$25.9
We did not designate any of the 2017 interest rate caps as hedges for accounting purposes. Accordingly, changes in the fair value of the interest rate caps were recognized as "Interest expense" in the consolidated statement of income. The following table presents the effect of the interest rate derivatives on our consolidated statements of income for the periods presented (in millions):

	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain / (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2021	2020	2019
Derivatives Designated as Hedging Instruments
2020 Interest rate swaps	Interest expense	$—	$—	N/A
Derivatives Not Designated as Hedging Instruments
2017 Interest rate caps	Interest expense	N/A	N/A	$(0.9)
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
December 31, 2021, 2020 and 2019
Financial Instruments
The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.
As of December 31, 2021 and 2020, the estimated fair value of our long-term debt amounted to $1,878.7 million and $1,914.1 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of December 31, 2021 and 2020. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 14—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	December 31,
	2021	2020	2019
Change in realized and unrealized gains on investment securities	$(33.4)	$—	$—
Contingent consideration valuation (Note 3)	24.3	4.7	—
Foreign currency (gains) losses	3.8	4.9	(0.7)
Other	(12.2)	(7.5)	(7.0)
Other (income) expense, net	$(17.5)	$2.1	$(7.7)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $32.0 million for the year ended December 31, 2021. The Company had a net increase in unrealized gains of $1.4 million for the year ended December 31, 2021.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and now has a readily determinable fair value. As of December 31, 2021, the fair value of investment securities are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $7.5 million. The net unrealized gain on these investment securities was $1.4 million at December 31, 2021. The remaining investments held of $22.4 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
Note 15—Convertible Preferred Stock
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
The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the years ended December 31, 2021 and 2020, the holders of

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $41.1 million and $21.6 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
December 31, 2021, 2020 and 2019
Note 16—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2038, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$60.9	$60.5	$60.2
Finance lease cost:
Amortization of right-of-use assets	$10.9	$14.3	$14.7
Interest on lease liabilities	0.9	1.4	1.3
Total finance lease cost	$11.8	$15.7	$16.0

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$60.6	$59.1	$58.8
Operating cash flows related to finance leases	0.9	1.4	1.3
Financing cash flows related to finance leases	10.5	16.1	15.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14.0	21.7	85.9
Finance leases	4.8	5.3	18.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$325.7	$350.6
Other accrued expenses	$39.6	$37.1
Operating lease liabilities	317.1	344.2
Total operating lease liabilities	$356.7	$381.3
Finance Leases
Property and equipment, gross	$102.6	$107.0
Accumulated depreciation	(90.3)	(88.6)
Property and equipment, net	$12.3	$18.4
Other accrued expenses	$5.6	$9.0
Other liabilities	5.1	7.5
Total finance lease liabilities	$10.7	$16.5
Weighted Average Remaining Lease Term
Operating leases	9.2 years	9.9 years
Finance leases	1.9 years	2.1 years
Weighted Average Discount Rate
Operating leases	5.5%	5.9%
Finance leases	4.8%	5.1%

Maturities of lease liabilities as of December 31, 2021 were as follows (in millions):

	Operating Leases	Finance Leases
2022	$57.9	$5.9
2023	55.2	3.5
2024	53.6	1.6
2025	50.2	0.2
2026	46.9	0.1
Thereafter	196.3	—
Total lease payments	460.1	11.3
Less imputed interest	(103.4)	(0.6)
Total	$356.7	$10.7

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Note 17—Income Taxes
The components of our income (loss) from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before income taxes:
Domestic	$31.4	$(9.0)	$100.0
Foreign	70.1	14.4	30.1
Total	$101.5	$5.4	$130.1
Income tax expense (benefit):
Current:
Federal	$(2.9)	$(10.6)	$18.4
Foreign	27.7	20.5	17.4
State	2.4	2.2	5.2
Total current provision	27.2	12.1	41.0
Deferred:
Federal	7.2	0.8	3.8
Foreign	0.4	(4.9)	(7.4)
State	0.2	(3.1)	0.3
Total deferred provision	7.8	(7.2)	(3.3)
Income tax expense	$35.0	$4.9	$37.7
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	2.4%	(2.3)%	3.6%
Reserves for tax exposures	(0.2)%	(4.1)%	(0.5)%
Change in valuation allowance	1.3%	22.7%	0.9%
International operations	7.9%	78.0%	3.1%
Stock-based compensation	(1.0)%	(93.7)%	(2.5)%
Impact of law and rate change	0.2%	(53.6)%	(0.2)%
Excess officer's compensation	1.3%	20.2%	1.5%
Transaction costs	0.4%	9.7%	0.6%
Refund claims	(3.3)%	—%	—%
Goodwill and other intangibles impairment	—%	116.4%	—%
Impact of acquisition and divestiture adjustments	4.8%	(27.1)%	—%
Other, net	(0.3)%	3.5%	1.5%
Effective rate	34.5%	90.7%	29.0%

Substantially reduced income from continuing operations before income taxes in 2020 resulted in our effective tax rate being more significantly impacted by both recurring and non-recurring items than in prior years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2021 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2021	2020
Gross deferred tax assets:
Allowances for trade and finance receivables	$9.2	$8.6
Accruals and liabilities	6.5	6.9
Employee benefits and compensation	14.4	16.4
Net operating loss carryforwards	52.8	61.5
Right of use lease liability	87.8	94.3
Other	7.8	12.2
Total deferred tax assets	178.5	199.9
Deferred tax asset valuation allowance	(45.7)	(42.2)
Total	132.8	157.7
Gross deferred tax liabilities:
Property and equipment	(77.2)	(79.8)
Goodwill and intangible assets	(102.2)	(107.3)
Right of use lease asset	(80.2)	(86.7)
Other	(3.0)	(2.5)
Total	(262.6)	(276.3)
Net deferred tax liabilities	$(129.8)	$(118.6)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2022	$0.3
2023	0.4
2024	0.3
2025	0.6
2026	1.1
2027 to 2041	50.1
$52.8
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $485.3 million at December 31, 2021. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, net of federal income tax refunds, of $0.0 million, $0.0 million and $9.9 million in 2021, 2020 and 2019, respectively. State and foreign income taxes paid by us, net of refunds, totaled $26.0 million, $16.6 million and $27.9 million in 2021, 2020 and 2019, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2021	2020
Balance at beginning of period	$5.4	$6.1
Increase in prior year tax positions	—	—
Decrease in prior year tax positions	(0.2)	(0.3)
Increase in current year tax positions	0.6	0.3
Lapse in statute of limitations	(0.8)	(0.7)
Balance at end of period	$5.0	$5.4
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $4.0 million and $4.2 million at December 31, 2021 and 2020, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $0.4 million and $0.5 million at December 31, 2021 and December 31, 2020 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom, Mexico, Uruguay and the Philippines. In general, the examination of our material tax returns is completed for the years prior to 2018.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 18—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2021, 2020 and 2019 we contributed $11.7 million, $11.5 million and $16.3 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Note 19—Commitments and Contingencies
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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our auction facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2021 or 2020.
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
Note 20—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2021	2020
Foreign currency translation loss	$(19.0)	$(13.2)
Unrealized loss on interest rate derivatives, net of tax	(5.7)	(19.5)
Accumulated other comprehensive loss	$(24.7)	$(32.7)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Note 21—Segment Information
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
ADESA Auctions encompasses all on-premise and off-premise wholesale marketplaces throughout North America (U.S., Canada and Mexico) and Europe. Beginning in October 2021, the ADESA Auctions segment includes CARWAVE, an online dealer-to-dealer marketplace. Beginning in November 2020, the ADESA Auctions segment includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform. Beginning in 2019, the ADESA Auctions segment includes COTW, an online auction company serving the wholesale vehicle sector in Continental Europe. ADESA Auctions relates to used vehicle remarketing, including auction services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
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
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2021 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$1,962.4	$289.2	$2,251.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,244.5	55.4	1,299.9
Selling, general and administrative	522.9	35.2	558.1
Depreciation and amortization	173.6	9.4	183.0
Total operating expenses	1,941.0	100.0	2,041.0
Operating profit (loss)	21.4	189.2	210.6
Interest expense	87.1	39.5	126.6
Other (income) expense, net	(0.5)	(17.0)	(17.5)
Intercompany expense (income)	0.2	(0.2)	—
Income (loss) from continuing operations before income taxes	(65.4)	166.9	101.5
Income taxes	(6.5)	41.5	35.0
Net income (loss) from continuing operations	$(58.9)	$125.4	$66.5
Total assets	$4,508.3	$2,908.9	$7,417.2
Capital expenditures	$103.9	$4.6	$108.5

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019

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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Approximately 56%, 58% and 62% of our foreign operating revenues were from Canada for the years ended December 31, 2021, 2020 and 2019, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating revenues
U.S.	$1,648.9	$1,719.2	$2,267.5
Foreign	602.7	468.5	514.4
	$2,251.6	$2,187.7	$2,781.9

	December 31,
	2021	2020
Long-lived assets
U.S.	$3,666.8	$3,198.6
Foreign	392.1	424.4
	$4,058.9	$3,623.0
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Note 22—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2021 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$581.6	$585.4	$535.2	$549.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	330.4	333.2	313.1	323.2
Selling, general, and administrative	149.0	140.2	134.1	134.8
Depreciation and amortization	47.0	45.4	44.7	45.9
Total operating expenses	526.4	518.8	491.9	503.9
Operating profit	55.2	66.6	43.3	45.5
Interest expense	30.9	31.2	32.2	32.3
Other (income) expense, net	(50.2)	14.8	13.3	4.6
Income (loss) from continuing operations before income taxes	74.5	20.6	(2.2)	8.6
Income taxes	23.6	9.1	(1.2)	3.5
Net income (loss) from continuing operations	$50.9	$11.5	$(1.0)	$5.1
Net income (loss) from continuing operations per share
Basic	$0.25	$0.01	$(0.10)	$(0.04)
Diluted	$0.25	$0.01	$(0.10)	$(0.04)

2020 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$645.5	$419.0	$593.6	$529.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	394.6	235.1	329.7	325.4
Selling, general, and administrative	162.4	112.3	131.0	139.7
Depreciation and amortization	47.7	46.5	46.5	50.6
Goodwill and other intangibles impairment	—	29.8	—	—
Total operating expenses	604.7	423.7	507.2	515.7
Operating profit (loss)	40.8	(4.7)	86.4	13.9
Interest expense	38.0	30.9	29.5	30.5
Other (income) expense, net	(2.0)	1.3	(1.1)	3.9
Income (loss) from continuing operations before income taxes	4.8	(36.9)	58.0	(20.5)
Income taxes	2.0	(4.6)	10.9	(3.4)
Net income (loss) from continuing operations	$2.8	$(32.3)	$47.1	$(17.1)
Net income (loss) from continuing operations per share
Basic	$0.02	$(0.27)	$0.23	$(0.21)
Diluted	$0.02	$(0.27)	$0.23	$(0.21)

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2022
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
Peter J. Kelly	53	Chief Executive Officer
Charles S. Coleman	50	Executive Vice President, Chief Legal Officer and Secretary
James P. Coyle	41	Executive Vice President, Chief Digital Officer
Justin T. Davis	36	President of BacklotCars
Thomas J. Fisher	47	Executive Vice President and Chief Technology Officer
James P. Hallett	68	Executive Chairman and Chairman of the Board of Directors
John C. Hammer	51	Chief Commercial Officer for KAR and President of ADESA
Eric M. Loughmiller	62	Executive Vice President and Chief Financial Officer
James E. Money	59	President of AFC
Lisa A. Price	47	Executive Vice President, Chief People Officer
Benjamin Skuy	59	Executive Vice President of International Markets and Strategic Initiatives
Peter J. Kelly, 53, Chief Executive Officer. Mr. Kelly has been Chief Executive Officer of the Company since April 2021. Previously, Mr. Kelly served as the Company’s President from January 2019 to March 2021, the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of Openlane from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of Openlane from February 2010 to February 2011. Mr. Kelly was a co-founder of Openlane in 1999 and served in a number of executive roles at Openlane from 1999 to 2010.
Charles S. Coleman, 50, Executive Vice President, Chief Legal Officer and Secretary. Mr. Coleman has served as the Company’s Executive Vice President and Chief Legal Officer since November 2020, and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President and General Counsel from October 2017 to October 2020, Assistant Secretary from April 2015 to October 2019, and as Vice President and Assistant General Counsel from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham from 1996 to 1999.
James P. Coyle, 41, Executive Vice President, Chief Digital Officer. Mr. Coyle has served as the Company’s Executive Vice President, Chief Digital Officer since October 2021. Mr. Coyle was the Chief Executive Officer and member of the Board of Directors of RealSelf, Inc. from September 2020 to October 2021 and Chief Operating Officer from April 2019 to September 2020. Prior to that, Mr. Coyle served as Chief Customer Officer of Varsity Tutors LLC from August 2016 to April 2019, President, Home Appliances, Commercial Sales and Monark Appliances of Sears Holdings Corporation from June 2014 to June 2016, and served in several positions at Amazon.com, Inc. from 2007 to 2014, his last role being Director, Category leader of Electronics.
Justin T. Davis, 36, President of BacklotCars. Mr. Davis has served as President of BacklotCars since April 2015. Prior to co-founding BacklotCars, Mr. Davis spent a decade in the wholesale used vehicle industry, including as a remarketing manager at Ally Financial Inc. from March 2013 to April 2014 and as a field sales representative at Manheim, Inc. from December 2009 to March 2013.
Thomas J. Fisher, 47, Executive Vice President and Chief Technology Officer. Mr. Fisher has served as the Company’s Executive Vice President and Chief Technology Officer since October 2021. Mr. Fisher previously served as the Company’s Executive Vice President and Chief Digital Officer from March 2020 to October 2021 and as Executive Vice President and Chief Information Officer from April 2017 to March 2020. Mr. Fisher was the Senior Vice President of Cloud Operations and General Manager, Indianapolis, of Genesys Telecommunications Laboratories, Inc. (“Genesys”) from December 2016 to March 2017. Mr. Fisher was the Chief Services Officer at Interactive Intelligence Group, Inc. (which was acquired by Genesys) from January 2014 to December 2016 and also held other roles including Vice President of Global Sales Operations from May 2012 to January 2014.

James P. Hallett, 68, Executive Chairman and Chairman of the Board of Directors. Mr. Hallett has served as the Executive Chairman since April 2021 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as the Company’s Chief Executive Officer from September 2009 to March 2021 and President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.
John C. Hammer, 51, Chief Commercial Officer for KAR and President of ADESA. Mr. Hammer has been Chief Commercial Officer for KAR since March 2020 and the President of ADESA since February 2018. Prior to ADESA, Mr. Hammer was Chief Executive Officer of U.S. Auto Sales, Inc. and U.S. Auto Finance, Inc. from June 2016 to February 2018, and Chief Executive Officer of Cruz Auto, LLC from June 2017 to February 2018. Mr. Hammer previously served as Chief Executive Officer and President of AFC from March 2014 to June 2016. Mr. Hammer joined AFC in April 2009 as Chief Operating Officer, and assumed the role of President of AFC in May 2013. Prior to AFC, Mr. Hammer held senior management roles for more than a decade at various subsidiaries of GMAC Financial Services. He has also served as a general manager at AutoNation and held management roles at Mercedes Benz Credit Corp. Mr. Hammer has 29 years of experience in the automotive industry.
Eric M. Loughmiller, 62, Executive Vice President and Chief Financial Officer. Mr. Loughmiller has been Executive Vice President and Chief Financial Officer since April 2007. Previously, from 2001 to 2006, Mr. Loughmiller was the Vice President and Chief Financial Officer of ThoughtWorks, Inc., an information technology consulting firm. Prior to that, Mr. Loughmiller served as Executive Vice President and Chief Financial Officer of May & Speh, Inc. from 1996 to 1998 until May & Speh was acquired by Acxiom Corporation. Mr. Loughmiller was the finance leader of the Outsourcing Division of Acxiom Corporation from 1998 to 2000. Prior to joining May & Speh, Mr. Loughmiller was an audit partner with PricewaterhouseCoopers LLP, an independent registered public accounting firm. Mr. Loughmiller is a certified public accountant.
James E. Money, 59, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant (inactive).
Lisa A. Price, 47, Executive Vice President, Chief People Officer. Ms. Price has served as the Company’s Executive Vice President, Chief People Officer since January 2020. Ms. Price previously served as the Executive Vice President of Human Resources from June 2013 to January 2020. Prior to that, Ms. Price served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.
Benjamin Skuy, 59, Executive Vice President of International Markets and Strategic Initiatives. Mr. Skuy has been Executive Vice President of International Markets and Strategic Initiatives since September 2009. Mr. Skuy previously served in the following positions between July 1999 and September 2009: Executive Vice President of International Markets and Managing Director of ADESA Canada from January 2008 to September 2009; Managing Director and Chief Operating Officer of ADESA Canada from July 2006 to January 2008; Chief Operating Officer of ADESA Canada from January 2002 to July 2006; and Chief Financial Officer of ADESA Canada from July 1999 to January 2002. Prior to joining ADESA, Mr. Skuy served as Assistant Vice President at Manulife Financial from June 1998 to July 1999. From August 1990 to May 1998 he served as Senior Manager at The Bank of Nova Scotia.
Delinquent Section 16(a) Reports
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2022 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	8,024,539	$15.77	5,107,682
Equity compensation plans not approved by security holders	—	—	—
Total	8,024,539	$15.77	5,107,682

(1)Includes service options, market options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (including dividend equivalents). PRSUs have been included at target.
(2)Option awards issued by KAR Auction Services, Inc. have exercise prices ranging from $6.11 to $18.23. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.
(3)The number of securities available for future issuance includes (a) 3,880,384 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 1,227,298 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

PART IV
Item 15.    Exhibit and Financial Statement Schedules
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle					X

10.7	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.8	2/18/2021

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022					X

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.15	11/4/2020

10.10b	+	Amendment No. 1 to Ninth Amended and Restated Receivables Purchase Agreement, dated November 5, 2021					X

10.11a	+	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.16	11/4/2020

10.11b	+	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 5, 2021					X

10.11c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated December 31, 2021					X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11d	+	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement, dated February 17, 2022					X

10.12a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.12b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.13a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.13b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.14a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.14b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.15a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.17a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.19b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.20		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.21a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.21b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.21c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.22	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.23a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.23b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.24	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.25	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.26	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.27	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.28	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.29	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.30	*	Form of 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.31	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.32		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.33		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.34		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35	Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.36a	Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.36b	Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.37	Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.38	Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

21.1	Subsidiaries of KAR Auction Services, Inc.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2021, 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2021, 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Auction Services, Inc.

By:	/s/ PETER J. KELLY
Peter J. Kelly Chief Executive Officer
February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. KELLY	Chief Executive Officer and Director	February 23, 2022
Peter J. Kelly	(Principal Executive Officer)

/s/ ERIC M. LOUGHMILLER	Chief Financial Officer	February 23, 2022
Eric M. Loughmiller	(Principal Financial Officer)

/s/ SCOTT A. ANDERSON	Chief Accounting Officer	February 23, 2022
Scott A. Anderson	(Principal Accounting Officer)

/s/ CARMEL GALVIN	Director	February 23, 2022
Carmel Galvin

/s/ JAMES P. HALLETT	Executive Chairman and Chairman of the Board	February 23, 2022
James P. Hallett

/s/ MARK E. HILL	Director	February 23, 2022
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 23, 2022
J. Mark Howell

/s/ STEFAN JACOBY	Director	February 23, 2022
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Lead Independent Director	February 23, 2022
Michael T. Kestner

/s/ ROY MACKENZIE	Director	February 23, 2022
Roy Mackenzie

/s/ SANJEEV MEHRA	Director	February 23, 2022
Sanjeev Mehra

/s/ MARY ELLEN SMITH	Director	February 23, 2022
Mary Ellen Smith