Form 10-Q
period 2022-03-31
KAR Auction Services, Inc.
filed 2022-05-04
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2022, 121,532,693 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenues
Auction fees	$101.4	$102.5
Service revenue	137.5	146.3
Purchased vehicle sales	46.3	55.2
Finance-related revenue	84.2	65.8
Total operating revenues	$369.4	$369.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	210.8	203.8
Selling, general and administrative	118.9	107.3
Depreciation and amortization	26.0	26.9
Total operating expenses	355.7	338.0
Operating profit	13.7	31.8
Interest expense	25.6	30.8
Other (income) expense, net	1.2	(49.7)
Income (loss) from continuing operations before income taxes	(13.1)	50.7
Income taxes	(4.7)	24.5
Income (loss) from continuing operations	(8.4)	26.2
Income from discontinued operations, net of income taxes	8.1	24.7
Net income (loss)	$(0.3)	$50.9
Net income (loss) per share - basic
Income (loss) from continuing operations	$(0.16)	$0.10
Income from discontinued operations	0.07	0.15
Net income (loss) per share - basic	$(0.09)	$0.25
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(0.16)	$0.10
Income from discontinued operations	0.07	0.15
Net income (loss) per share - diluted	$(0.09)	$0.25

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(0.3)	$50.9
Other comprehensive income, net of tax
Foreign currency translation gain	1.1	1.6
Unrealized gain on interest rate derivatives, net of tax	9.1	6.7
Total other comprehensive income, net of tax	10.2	8.3
Comprehensive income	$9.9	$59.2

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$134.2	$177.6
Restricted cash	26.3	25.8
Trade receivables, net of allowances of $10.1 and $9.5	433.3	381.3
Finance receivables, net of allowances of $23.0 and $23.0	2,734.8	2,506.0
Other current assets	117.8	87.9
Current assets held-for-sale	2,058.6	213.2
Total current assets	5,505.0	3,391.8
Other assets
Goodwill	1,595.4	1,598.0
Customer relationships, net of accumulated amortization of $407.8 and $401.5	153.4	159.1
Other intangible assets, net of accumulated amortization of $365.9 and $350.0	236.6	243.3
Operating lease right-of-use assets	93.2	94.7
Property and equipment, net of accumulated depreciation of $206.1 and $201.6	142.2	143.5
Other assets	66.6	53.7
Non-current assets held-for-sale	—	1,766.6
Total other assets	2,287.4	4,058.9
Total assets	$7,792.4	$7,450.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$833.5	$785.3
Accrued employee benefits and compensation expenses	25.2	32.3
Accrued interest	18.6	6.1
Other accrued expenses	79.0	107.4
Income taxes payable	3.4	7.9
Obligations collateralized by finance receivables	1,866.6	1,692.3
Current maturities of long-term debt	1,034.0	16.3
Current liabilities held-for-sale	705.3	361.7
Total current liabilities	4,565.6	3,009.3
Non-current liabilities
Long-term debt	939.8	1,849.7
Deferred income tax liabilities	60.5	55.9
Operating lease liabilities	86.9	88.1
Other liabilities	22.1	30.0
Non-current liabilities held-for-sale	—	313.8
Total non-current liabilities	1,109.3	2,337.5
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	601.6	590.9
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2022: 121,532,564
December 31, 2021: 121,163,050	1.2	1.2
Additional paid-in capital	914.6	910.8
Retained earnings	614.6	625.7
Accumulated other comprehensive loss	(14.5)	(24.7)
Total stockholders' equity	1,515.9	1,513.0
Total liabilities, temporary equity and stockholders' equity	$7,792.4	$7,450.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	121.2	$1.2	$910.8	$625.7	$(24.7)	$1,513.0
Net loss				(0.3)		(0.3)
Other comprehensive income					10.2	10.2
Issuance of common stock under stock plans	0.5		0.6			0.6
Surrender of RSUs for taxes	(0.2)		(2.5)			(2.5)
Stock-based compensation expense			5.6			5.6
Dividends earned under stock plans			0.1	(0.1)		—
Dividends on preferred stock				(10.7)		(10.7)
Balance at March 31, 2022	121.5	$1.2	$914.6	$614.6	$(14.5)	$1,515.9

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	129.7	$1.3	$1,046.5	$600.7	$(32.7)	$1,615.8
Net income				50.9		50.9
Other comprehensive income					8.3	8.3
Issuance of common stock under stock plans	0.4		0.3			0.3
Surrender of RSUs for taxes	(0.1)		(2.2)			(2.2)
Stock-based compensation expense			5.4			5.4
Repurchase and retirement of common stock	(5.2)		(80.8)			(80.8)
Dividends earned under stock plans			0.2	(0.4)		(0.2)
Dividends on preferred stock				(10.0)		(10.0)
Balance at March 31, 2021	124.8	$1.3	$969.4	$641.2	$(24.4)	$1,587.5

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$(0.3)	$50.9
Net income from discontinued operations	(8.1)	(24.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26.0	26.9
Provision for credit losses	3.0	5.1
Deferred income taxes	2.6	4.4
Amortization of debt issuance costs	3.1	3.0
Stock-based compensation	5.0	4.7
Contingent consideration adjustment	—	11.2
Net change in unrealized (gain) loss on investment securities	3.0	(43.5)
Other non-cash, net	(8.7)	0.6
Changes in operating assets and liabilities:
Trade receivables and other assets	(80.1)	(222.4)
Accounts payable and accrued expenses	45.0	334.0
Net cash (used by) provided by operating activities - continuing operations	(9.5)	150.2
Net cash used by operating activities - discontinued operations	(50.5)	(1.6)
Investing activities
Net increase in finance receivables held for investment	(229.4)	(73.3)
Purchases of property, equipment and computer software	(13.5)	(11.9)
Investments in securities	(4.1)	(15.3)
Proceeds from sale of investments	0.3	21.1
Proceeds from the sale of PWI	—	0.9
Net cash used by investing activities - continuing operations	(246.7)	(78.5)
Net cash used by investing activities - discontinued operations	(11.8)	(0.7)
Financing activities
Net increase in book overdrafts	6.5	5.1
Net increase in borrowings from lines of credit	108.8	6.1
Net increase (decrease) in obligations collateralized by finance receivables	170.5	(25.1)
Payments on long-term debt	(2.4)	(2.4)
Payments on finance leases	(1.3)	(1.5)
Payments of contingent consideration and deferred acquisition costs	(29.6)	(21.3)
Issuance of common stock under stock plans	0.6	0.3
Tax withholding payments for vested RSUs	(2.5)	(2.2)
Repurchase and retirement of common stock	—	(80.8)
Net cash provided by (used by) financing activities - continuing operations	250.6	(121.8)
Net cash provided by financing activities - discontinued operations	22.0	33.1
Effect of exchange rate changes on cash	3.0	2.6
Net decrease in cash, cash equivalents and restricted cash	(42.9)	(16.7)
Cash, cash equivalents and restricted cash at beginning of period	203.4	784.3
Cash, cash equivalents and restricted cash at end of period	$160.5	$767.6
Cash paid for interest, net of proceeds from interest rate derivatives	$18.5	$15.3
Cash paid for taxes, net of refunds	$12.6	$11.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2022 (Unaudited)

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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($950 million aggregate principal was outstanding at March 31, 2022); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (623,397 and 612,676 shares of Series A Preferred Stock were outstanding at March 31, 2022 and December 31, 2021, respectively).
Business and Nature of Operations
ADESA is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. In February 2022, the Company announced that it had entered into a definitive agreement with Carvana Group, LLC (“Carvana”) and Carvana Co., pursuant to which Carvana will acquire the ADESA U.S. physical auction business from KAR (the “Transaction”). The Transaction includes all auction sales, operations and staff at ADESA’s U.S. vehicle logistic centers and use of the ADESA.com marketplace in the U.S. (see Note 2). As of March 31, 2022, the ADESA Auctions segment serves a domestic and international customer base through digital marketplaces and 14 vehicle logistics center locations across Canada. ADESA includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, CARWAVE, an online dealer-to-dealer marketplace in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through on-premise and off-premise marketplaces. ADESA's online service offerings include customized private label solutions powered with software developed by its wholly-owned subsidiary, Openlane, that allow our commercial consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at on-premise marketplaces.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

Remarketing services include a variety of activities designed to facilitate the transfer of used vehicles between sellers and buyers throughout the vehicle life cycle. ADESA facilitates the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.
ADESA also provides services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA is able to serve the diverse and multi-faceted needs of its customers through the wide range of services offered.
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through approximately 100 locations throughout the United States and Canada as of March 31, 2022. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, BacklotCars, CARWAVE, TradeRev, other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers and other dealers as well as providing liquidity for customer trade-ins which encompasses settling lien holder payoffs. AFC also provides title services for their customers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 2021, as filed with the Securities and Exchange Commission on February 23, 2022. The 2021 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Reclassifications
During the first quarter of 2022, the Company classified the ADESA U.S. physical auctions (vehicle logistics centers) as held-for-sale based on management’s intention to sell the business. Certain amounts reported in the consolidated financial statements and related notes prior to March 2022 have been reclassified to discontinued operations to reflect the pending sale of the Company’s ADESA U.S. physical auction business. The assets and liabilities of the ADESA U.S. physical auctions have been reclassified to "Current assets held-for-sale," "Non-current assets held-for-sale," "Current liabilities held-for-sale" and "Non-current liabilities held-for-sale" in the consolidated balance sheets for all periods presented. Likewise, certain amounts reported for segment results in the consolidated financial statements prior to March 2022 have been reclassified to conform to the discontinued operations presentation. See Note 2 for a further discussion.
In addition, KAR provided transportation services of $17.7 million and $24.4 million to the ADESA U.S. physical auctions for the three months ended March 31, 2022 and 2021, respectively. The revenue and cost of services for these transportation services provided to the ADESA U.S. physical auctions was previously eliminated in consolidation, but this revenue and the related costs are now included in the Company's consolidated statements of income.

AFC also has accounts payable to customers of the ADESA U.S. physical auctions related to auction proceeds financed. Previously, these accounts payables were eliminated in consolidation, but are now included in "Accounts payable" and "Current assets held-for-sale" on the consolidated balance sheets and were $40.4 million and $33.5 million at March 31, 2022 and December 31, 2021, respectively.
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
March 31, 2022 (Unaudited)

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
New Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. This update can be adopted on either a fully retrospective or a modified retrospective basis. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.
Note 2—Pending Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana will acquire the ADESA U.S. physical auction business from KAR. The Transaction is valued at $2.2 billion and includes all auction sales, operations and staff at ADESA’s U.S. vehicle logistic centers and use of the ADESA.com marketplace in the U.S. The Transaction is subject to customary closing conditions and is expected to close in May 2022. In connection with the Transaction, the Company and Carvana expect to enter into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement and a commercial agreement. In addition, KAR will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which has an indefinite life.
The Company has classified the ADESA U.S. physical auctions as held-for-sale in its consolidated balance sheets, based on management’s intention to sell the business. The "Goodwill" shown in the balance sheets below was allocated to the ADESA U.S. physical auctions based on relative fair value. The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s ADESA Auctions reportable segment.
The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Operating revenues	$220.0	$236.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	158.6	149.7
Selling, general and administrative	43.9	44.4
Depreciation and amortization	11.2	20.1
Total operating expenses	213.7	214.2
Operating profit	6.3	22.0
Interest expense	0.1	0.1
Other (income) expense, net	(6.1)	(1.9)
Income from discontinued operations before income taxes	12.3	23.8
Income taxes	4.2	(0.9)
Income from discontinued operations	$8.1	$24.7

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

The following tables summarize the major classes of assets and liabilities of the ADESA U.S. physical auction business that have been classified as held-for-sale for each period presented (in millions):

March 31, 2022
Assets
Cash and cash equivalents	$36.7
Trade receivables, net of allowances	237.8
Inventory	16.5
Other current assets	6.0
Goodwill	980.5
Customer relationships, net of accumulated amortization	81.4
Other intangible assets, net of accumulated amortization	33.5
Operating lease right-of-use assets	226.6
Property and equipment, net of accumulated depreciation	437.1
Other assets	2.5
Current assets held-for-sale	$2,058.6

Liabilities
Accounts payable	$323.1
Accrued employee benefits and compensation expenses	19.7
Other accrued expenses	27.0
Current portion of operating lease liabilities	27.7
Deferred income tax liabilities	83.8
Operating lease liabilities	222.0
Other liabilities	2.0
Current liabilities held-for-sale	$705.3

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

December 31, 2021
Assets
Cash and cash equivalents	$12.4
Trade receivables, net of allowances	179.3
Inventory	15.7
Other current assets	5.8
Current assets held-for-sale	213.2
Goodwill	980.5
Customer relationships, net of accumulated amortization	84.2
Other intangible assets, net of accumulated amortization	32.6
Operating lease right-of-use assets	231.0
Property and equipment, net of accumulated depreciation	435.7
Other assets	2.6
Non-current assets held-for-sale	1,766.6
Total assets held-for-sale	$1,979.8

Liabilities
Accounts payable	$271.7
Accrued employee benefits and compensation expenses	27.2
Other accrued expenses	35.3
Current portion of operating lease liabilities	27.5
Current liabilities held-for-sale	361.7
Deferred income tax liabilities	82.5
Operating lease liabilities	229.0
Other liabilities	2.3
Non-current liabilities held-for-sale	313.8
Total liabilities held-for-sale	$675.5
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2022	2021
PRSUs	$1.9	$2.0
RSUs	1.4	1.4
Service options	0.2	0.3
Market options	1.5	1.0
Total stock-based compensation expense	$5.0	$4.7

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

PRSUs and RSUs
In the first quarter of 2022, we granted a target amount of approximately 0.5 million PRSUs to certain executive officers of the Company. The PRSUs granted in 2022 vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. In addition, approximately 0.3 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $18.46 per share and $18.45 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the October 2019 share repurchase program through December 31, 2022. At March 31, 2022, approximately $109.0 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. No shares of common stock were repurchased during the three months ended March 31, 2022. For the three months ended March 31, 2021, we repurchased and retired 5,219,800 shares of common stock in the open market at a weighted average price of $15.47 per share, under the October 2019 authorization.
Note 4—Net Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of net income from continuing operations per share (in millions except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss) from continuing operations	$(8.4)	$26.2
Series A Preferred Stock dividends	(10.7)	(10.0)
Net income attributable to participating securities	—	(3.3)
Net income (loss) attributable to common stockholders	$(19.1)	$12.9
Weighted average common shares outstanding	121.4	129.0
Effect of dilutive stock options and restricted stock awards	—	0.7
Weighted average common shares outstanding and potential common shares	121.4	129.7
Net income (loss) from continuing operations per share
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10
The Company includes participating securities (Series A Preferred Stock) in the computation of net income from continuing operations per share pursuant to the two-class method. The two-class method of calculating net income from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income from continuing operations in determining net income attributable to common stockholders. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.
The effect of stock options and restricted stock on net income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

an anti-dilutive effect on net income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options were excluded from the calculation of diluted net income from continuing operations per share for the three months ended March 31, 2021. All of the market options were excluded from the calculation of diluted net income from continuing operations per share for the three months ended March 31, 2021. Approximately 0.8 million PRSUs were excluded from the calculation of diluted net income from continuing operations per share for the three months ended March 31, 2021. Total options outstanding at March 31, 2022 and 2021 were 5.7 million and 2.7 million, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted net income from continuing operations per share for the three months ended March 31, 2022 because to do so would have been anti-dilutive based on the period net loss from continuing operations.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at March 31, 2022.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2024. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$225 million at March 31, 2022. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2022		Net Credit Losses Three Months Ended March 31, 2022
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,750.9	$8.4	$1.4
Other loans	6.9	—	—
Total receivables managed	$2,757.8	$8.4	$1.4

	December 31, 2021		Net Credit Losses Three Months Ended March 31, 2021
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,519.7	$7.3	$1.3
Other loans	9.3	—	—
Total receivables managed	$2,529.0	$7.3	$1.3

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	March 31, 2022	March 31, 2021
Allowance for Credit Losses
Balance at December 31	$23.0	$22.0
Provision for credit losses	1.4	4.8
Recoveries	1.9	2.5
Less charge-offs	(3.3)	(3.8)
Balance at end of period	$23.0	$25.5
As of March 31, 2022 and December 31, 2021, $2,710.9 million and $2,482.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Obligations collateralized by finance receivables, gross	$1,879.9	$1,707.4
Unamortized securitization issuance costs	(13.3)	(15.1)
Obligations collateralized by finance receivables	$1,866.6	$1,692.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2022, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2022	December 31, 2021
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$926.2	$928.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	101.0	—
Senior notes		5.125%	June 1, 2025	950.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	14.6	6.8
Total debt				1,991.8	1,885.4
Unamortized debt issuance costs/discounts				(18.0)	(19.4)
Current portion of long-term debt				(1,034.0)	(16.3)
Long-term debt				$939.8	$1,849.7
*The interest rates presented in the table above represent the rates in place at March 31, 2022.
Credit Facilities
On September 19, 2019, we entered into the seven-year, $950 million Term Loan B-6 and the $325 million, five-year Revolving Credit Facility. The outstanding balance on Term Loan B-6 is classified as current debt at March 31, 2022, net of unamortized debt issuance costs/discounts of approximately $7.8 million, as the Company expects to repay the debt with the net

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

proceeds from the closing of the Transaction. Under the Credit Agreement, net cash proceeds from the Transaction must be used to repay Term Loan B-6 shortly after closing.
The Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.75% at March 31, 2022.
The obligations of the Company under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at March 31, 2022.
As of March 31, 2022, $101.0 million was drawn on the Revolving Credit Facility and there were no borrowings outstanding on the Revolving Credit Facility at December 31, 2021. We had related outstanding letters of credit in the aggregate amount of $27.3 million and $27.6 million at March 31, 2022 and December 31, 2021, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
Senior Notes
The Company expects to use any remaining proceeds from the Transaction after the repayment of Term Loan B-6 to redeem the senior notes within 365 days of the close of the Transaction. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. At March 31, 2022, the senior notes are classified as non-current debt as the Company is not obligated to repay within the next year.
European Lines of Credit
ADESA Europe has lines of credit aggregating $33.2 million (€30 million). The lines of credit had an aggregate $14.6 million and $6.8 million of borrowings outstanding at March 31, 2022 and December 31, 2021, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.
Fair Value of Debt
As of March 31, 2022, the estimated fair value of our long-term debt amounted to $1,994.8 million. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of March 31, 2022. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

We originally designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that are included in the assessment of hedge effectiveness are recorded as a component of "Accumulated other comprehensive income." For the three months ended March 31, 2022, the Company recorded an unrealized gain on the interest rate swaps of $9.1 million, net of tax of $3.0 million, in "Accumulated other comprehensive income." For the three months ended March 31, 2021, the Company recorded an unrealized gain on the interest rate swaps of $6.7 million, net of tax of $2.2 million, in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. As a result, the increase in the fair value of the swaps from the time of hedge accounting discontinuance to March 31, 2022 was recognized as an $8.7 million unrealized gain in "Interest expense" in the consolidated statement of income.
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

	Asset/Liability Derivatives
	March 31, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other assets	N/A	Other liabilities	$7.5
Derivatives Not Designated as Hedging Instruments
2020 Interest rate swaps	Other assets	$13.3	Other liabilities	N/A
Note 8—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Change in realized and unrealized (gains) losses on investment securities, net	$3.0	$(60.5)
Contingent consideration valuation	—	11.2
Foreign currency (gains) losses	1.2	2.2
Other	(3.0)	(2.6)
Other (income) expense, net	$1.2	$(49.7)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. Realized gains on these investments were $0.0 million and $17.0 million for the three months ended March 31, 2022 and 2021, respectively. The Company had unrealized losses of $3.0 million for the three months ended March 31, 2022 and unrealized gains of $43.5 million for the three months ended March 31, 2021.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and now has a readily determinable fair value. As of March 31, 2022, the fair value of investment securities are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $4.5 million. The net unrealized loss on these investment securities was $3.0 million at March 31, 2022. The remaining investments held of $26.2 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
Note 9—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Such matters are generally not, in the opinion of management, likely to have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Foreign currency translation loss	$(17.9)	$(19.0)
Unrealized gain (loss) on interest rate derivatives, net of tax	3.4	(5.7)
Accumulated other comprehensive loss	$(14.5)	$(24.7)

Note 11—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into two operating segments: ADESA Auctions and AFC, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Beginning in the first quarter of 2022, results of the ADESA U.S physical auctions are now reported as discontinued operations (see Note 2). Segment results for prior periods have been reclassified to conform with the new presentation.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2022 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$285.2	$84.2	$369.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	195.8	15.0	210.8
Selling, general and administrative	108.4	10.5	118.9
Depreciation and amortization	23.9	2.1	26.0
Total operating expenses	328.1	27.6	355.7
Operating profit (loss)	(42.9)	56.6	13.7
Interest expense	13.3	12.3	25.6
Other (income) expense, net	(1.8)	3.0	1.2
Intercompany expense (income)	0.1	(0.1)	—
Income (loss) from continuing operations before income taxes	(54.5)	41.4	(13.1)
Income taxes	(15.1)	10.4	(4.7)
Net income (loss) from continuing operations	$(39.4)	$31.0	$(8.4)
Total assets	$2,630.3	$3,103.5	$5,733.8

Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2021 (in millions):

	ADESA Auctions	AFC	Consolidated
Operating revenues	$304.0	$65.8	$369.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	190.3	13.5	203.8
Selling, general and administrative	98.5	8.8	107.3
Depreciation and amortization	24.5	2.4	26.9
Total operating expenses	313.3	24.7	338.0
Operating profit (loss)	(9.3)	41.1	31.8
Interest expense	21.5	9.3	30.8
Other (income) expense, net	(5.4)	(44.3)	(49.7)
Intercompany expense (income)	0.1	(0.1)	—
Income (loss) from continuing operations before income taxes	(25.5)	76.2	50.7
Income taxes	5.0	19.5	24.5
Net income (loss) from continuing operations	$(30.5)	$56.7	$26.2
Total assets	$2,710.6	$2,376.8	$5,087.4

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Approximately 64% and 52% of our foreign operating revenues were from Canada for the three months ended March 31, 2022 and 2021, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2022	2021
Operating revenues
U.S.	$231.1	$227.8
Foreign	138.3	142.0
	$369.4	$369.8
Note 12—Subsequent Event
On April 27, 2022, the board of directors authorized an increase in the size of the Company’s $300 million share repurchase program by an additional $200 million and an extension of the share repurchase program through December 31, 2023. The share repurchase program was originally approved by the board of directors in October 2019. With the increase, and giving effect to the Company’s previous repurchases, approximately $309.0 million of the Company’s outstanding common stock, par value $0.01 per share, remains available for repurchases under the share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "continues," "outlook," initiatives," "goals," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding the potential impacts of the COVID-19 pandemic; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; contractual obligations; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, greenfields and acquisitions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
Pending Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana Group, LLC (“Carvana”) and Carvana Co., pursuant to which Carvana will acquire the ADESA U.S. physical auction business from KAR (the “Transaction”). The Transaction is valued at $2.2 billion and includes all auction sales, operations and staff at ADESA’s U.S. vehicle logistic centers and use of the ADESA.com marketplace in the U.S. The Transaction is subject to customary closing conditions and is expected to close in May 2022. In connection with the Transaction, the Company and Carvana expect to enter into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement and a commercial agreement. In addition, KAR will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which has an indefinite life.
The Company has classified the ADESA U.S. physical auctions as held-for-sale in its consolidated balance sheets, based on management’s intention to sell the business. Goodwill was allocated to the ADESA U.S. physical auctions based on relative fair value. The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s ADESA Auctions reportable segment. The results presented in the "Results of Operations" discussion below only include continuing operations and do not include the results of the ADESA U.S. physical auction business.
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
The automotive industry has experienced unprecedented market conditions during the pandemic, including a decline in new vehicle production resulting from the shortage of semiconductors. This reduction in supply of new vehicles has caused increased new and used vehicle prices, as well as increased demand for used vehicles. More lessees and dealers are therefore purchasing vehicles at residual value, thus decreasing the number of off-lease vehicles coming to auction. Further, government support and loan accommodations have resulted in fewer repossessed vehicles coming to auction. These factors have contributed to our commercial vehicle volumes declining in 2021 and 2022 and are expected to continue for the foreseeable future.

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
•The ADESA Auctions segment serves a domestic and international customer base through digital marketplaces for wholesale vehicles and 14 vehicle logistics center locations across Canada that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Powered with software developed by Openlane, comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other institutions to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Vehicles sold on ADESA's digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. ADESA also provides value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. ADESA also includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, CARWAVE, an online dealer-to-dealer marketplace in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale vehicle auction marketplace in Continental Europe.
•As noted above, the ADESA segment results no longer include the 56 ADESA U.S. physical auction locations. These locations sold approximately 212,000 and 295,000 vehicles in the three months ended March 31, 2022 and 2021, respectively.
•The AFC segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent used vehicle dealers throughout the United States and Canada.
Beginning in the first quarter of 2022, results of the ADESA U.S physical auctions are now reported as discontinued operations (see Note 2). Segment results for prior periods have been reclassified to conform with the new presentation.
Industry Trends
Whole Car
We believe the North American wholesale used vehicle marketplace has a total addressable market of approximately 22 million vehicles. This wholesale used vehicle marketplace consists of the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles) and the commercial market (commercial sellers). We believe digital applications, such as BacklotCars, CARWAVE and TradeRev, may provide an opportunity to expand our total addressable market for dealer-to-dealer transactions to 15 million units from approximately 5 million units in 2019. Commercial seller vehicles are estimated at approximately 8 million vehicles per year.
BacklotCars, CARWAVE and TradeRev sold approximately 550,000 vehicles in the North American digital dealer-to-dealer marketplace for the year ended December 31, 2021, compared with approximately 398,000 vehicles for the year ended December 31, 2020. For the three months ended March 31, 2022 and 2021, vehicles sold by these companies in the North American digital dealer-to-dealer marketplace were approximately 133,000 and 125,000, respectively. This volume data includes vehicles sold by CARWAVE prior to its acquisition in October 2021 and vehicles sold by BacklotCars prior to its acquisition in November 2020. The supply chain issues and current market conditions facing the automotive industry, including the disruption of new vehicle production, have had a material impact on the whole car auction industry and we are unable to estimate future volumes.

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
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, access to consumer financing and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing). These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2022	2021
Revenues from continuing operations
Auction fees	$101.4	$102.5
Service revenue	137.5	146.3
Purchased vehicle sales	46.3	55.2
Finance-related revenue	84.2	65.8
Total revenues from continuing operations	369.4	369.8
Cost of services*	210.8	203.8
Gross profit*	158.6	166.0
Selling, general and administrative	118.9	107.3
Depreciation and amortization	26.0	26.9
Operating profit	13.7	31.8
Interest expense	25.6	30.8
Other (income) expense, net	1.2	(49.7)
Income (loss) from continuing operations before income taxes	(13.1)	50.7
Income taxes	(4.7)	24.5
Net income (loss) from continuing operations	(8.4)	26.2
Net income from discontinued operations	8.1	24.7
Net income (loss)	$(0.3)	$50.9
Net income (loss) from continuing operations per share
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10

* Exclusive of depreciation and amortization
Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations are presented as one line item in the above table as "Net income from discontinued operations."
Overview
For the three months ended March 31, 2022, we had revenue of $369.4 million compared with revenue of $369.8 million for the three months ended March 31, 2021, a decrease of less than 1%. Businesses acquired in the last 12 months accounted for an increase in revenue of $18.0 million or 5% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.9 million, or 3%, to $26.0 million for the three months ended March 31, 2022, compared with $26.9 million for the three months ended March 31, 2021. The decrease in depreciation and amortization was primarily the result of fixed assets that have become fully depreciated and a reduction in assets placed in service.

Interest Expense
Interest expense decreased $5.2 million, or 17%, to $25.6 million for the three months ended March 31, 2022, compared with $30.8 million for the three months ended March 31, 2021. The decrease was primarily attributable to an unrealized gain of $8.7 million related to the discontinuance of hedge accounting for the interest rate swaps, partially offset by an increase in interest expense at AFC of $3.0 million, which resulted from an increase in the average finance receivables balance for the three months ended March 31, 2022, as compared with the three months ended March 31, 2021.
Other (Income) Expense, Net
For the three months ended March 31, 2022, we had other expense of $1.2 million compared with other income of $49.7 million for the three months ended March 31, 2021. The increase in other expense was primarily attributable to unrealized losses on investment securities of approximately $3.0 million for the three months ended March 31, 2022, compared with unrealized gains on investment securities of approximately $43.5 million for the three months ended March 31, 2021, as well as a reduction in realized gains of approximately $17.0 million, partially offset by a decrease in contingent consideration valuation adjustments of $11.2 million, a decrease in foreign currency losses of $1.0 million and other miscellaneous items aggregating $0.4 million.
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the three months ended March 31, 2022. The Company had unrealized losses of $3.0 million for the three months ended March 31, 2022. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
Income Taxes
We had an effective tax rate of 35.9% on a pre-tax loss for the three months ended March 31, 2022, compared with an effective tax rate of 48.3% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was favorably impacted by deductions for stock-based compensation. The effective tax rate for the three months ended March 31, 2021 was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefit has been recorded.
Net Income from Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana will acquire the ADESA U.S. physical auction business from KAR. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the three months ended March 31, 2022 and 2021, the Company's financial statements included income from discontinued operations of $8.1 million and $24.7 million, respectively. For further discussion, reference the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended March 31, 2022, fluctuations in the euro exchange rate decreased revenue by $3.1 million and had no impact on operating profit or net income. For the three months ended March 31, 2022, fluctuations in the Canadian exchange rate did not have a material impact on revenue, operating profit or net income.

ADESA Results

	Three Months Ended March 31,
(Dollars in millions, except per vehicle amounts)	2022	2021
Auction fees	$101.4	$102.5
Service revenue	137.5	146.3
Purchased vehicle sales	46.3	55.2
Total ADESA revenue from continuing operations	285.2	304.0
Cost of services*	195.8	190.3
Gross profit*	89.4	113.7
Selling, general and administrative	108.4	98.5
Depreciation and amortization	23.9	24.5
Operating profit (loss)	$(42.9)	$(9.3)
Commercial vehicles sold	174,000	320,000
Dealer consignment vehicles sold	177,000	138,000
Total vehicles sold	351,000	458,000
Auction fees per vehicle sold	$289	$224
Gross profit per vehicle sold*	$255	$248
Gross profit percentage, excluding purchased vehicles*	37.4%	45.7%
On-premise mix	14%	12%
Off-premise mix	86%	88%

* Exclusive of depreciation and amortization
Revenue
Revenue from ADESA decreased $18.8 million, or 6%, to $285.2 million for the three months ended March 31, 2022, compared with $304.0 million for the three months ended March 31, 2021. The decrease in revenue was the result of a decrease in the number of vehicles sold, partially offset by an increase in average revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $18.0 million. The change in revenue included the impact of a decrease in revenue of $3.1 million due to fluctuations in the euro exchange rate.
On-premise marketplace sales are initiated online for vehicles at any of our locations across Canada and include ADESA Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, BacklotCars, CARWAVE, TradeRev and ADESA Europe sales. The 23% decrease in the number of vehicles sold was comprised of a decline in both on-premise and off-premise commercial volumes aggregating 46%, partially offset by an increase in both on-premise and off-premise dealer consignment volumes aggregating 28%. The decrease in the number of vehicles sold was driven by a lack of supply caused by high vehicle values.
Auction fees per vehicle sold for the three months ended March 31, 2022 increased $65, or 29%, reflecting higher vehicle values and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the three months ended March 31, 2022 decreased $8.8 million, or 6%, primarily as a result of a decrease in inspection service revenue and transportation revenue resulting from the decrease in vehicles sold, partially offset by an increase in repossession fees and reconditioning revenue. Typically consigned vehicles located at our facilities utilize our service offerings at a higher rate than off-premise vehicles.
Gross Profit
For the three months ended March 31, 2022, gross profit for ADESA decreased $24.3 million, or 21%, to $89.4 million, compared with $113.7 million for the three months ended March 31, 2021. Cost of services increased 3% for the three months ended March 31, 2022, while revenue decreased 6% during the same period. Gross profit for ADESA was 31.3% of revenue for the three months ended March 31, 2022, compared with 37.4% of revenue for the three months ended March 31, 2021. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 37.4% and 45.7% for the three months ended

March 31, 2022 and 2021, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in the last 12 months accounted for an increase in cost of services of $9.6 million for the three months ended March 31, 2022.
Gross profit as a percentage of revenue decreased for the three months ended March 31, 2022 as compared with the three months ended March 31, 2021, primarily due to the 23% decrease in vehicles sold. A decline in the mix of off-premise commercial vehicles sold also resulted in a reduction of gross profit as a percentage of revenue. In addition, the net gross profit on purchased vehicles was lower and there were no benefits taken under the Canada Emergency Wage Subsidy in the first quarter of 2022, resulting in a reduction to gross profit as a percentage of revenue.
Selling, General and Administrative
Selling, general and administrative expenses for the ADESA segment increased $9.9 million, or 10%, to $108.4 million for the three months ended March 31, 2022, compared with $98.5 million for the three months ended March 31, 2021, primarily as a result of an increase in professional fees of $6.3 million, increases in selling, general and administrative expenses associated with acquisitions of $4.2 million, severance of $2.2 million and bad debt expense of $1.3 million, partially offset by decreases in incentive-based compensation of $3.8 million, information technology costs of $1.0 million and miscellaneous expenses aggregating $0.5 million. In addition, there was no Employee Retention Credit provided under the Canada Emergency Wage Subsidy for the three months ended March 31, 2022, compared with a credit of $1.2 million for the three months ended March 31, 2021.
AFC Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2022	2021
Finance-related revenue
Interest and fee income	$83.4	$68.6
Other revenue	2.2	2.0
Provision for credit losses	(1.4)	(4.8)
Total AFC revenue	84.2	65.8
Cost of services*	15.0	13.5
Gross profit*	69.2	52.3
Selling, general and administrative	10.5	8.8
Depreciation and amortization	2.1	2.4
Operating profit	$56.6	$41.1
Loan transactions	372,000	372,000
Revenue per loan transaction	$226	$177

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2022, AFC revenue increased $18.4 million, or 28%, to $84.2 million, compared with $65.8 million for the three months ended March 31, 2021. The increase in revenue was primarily the result of a 28% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $49, or 28%, primarily as a result of an increase in loan values, a decrease in provision for credit losses for the three months ended March 31, 2022, an increase in interest yields and an increase in floorplan fees and other fee income per unit.
The provision for credit losses decreased to 0.2% of the average managed receivables for the three months ended March 31, 2022 from 1.0% for the three months ended March 31, 2021.

Gross Profit
For the three months ended March 31, 2022, gross profit for the AFC segment increased $16.9 million, or 32%, to $69.2 million, or 82.2% of revenue, compared with $52.3 million, or 79.5% of revenue, for the three months ended March 31, 2021. The increase in gross profit as a percent of revenue was primarily the result of a 28% increase in revenue, partially offset by an 11% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $0.5 million, incentive-based compensation of $0.4 million, lot check expenses of $0.3 million and credit check expenses of $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses at AFC increased $1.7 million, or 19%, to $10.5 million for the three months ended March 31, 2022, compared with $8.8 million for the three months ended March 31, 2021 primarily as a result of increases in professional fees of $1.1 million, compensation expense of $0.4 million and other miscellaneous expenses aggregating $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	March 31,	December 31,	March 31,
(Dollars in millions)	2022	2021	2021
Cash and cash equivalents	$134.2	$177.6	$715.1
Restricted cash	26.3	25.8	52.5
Working capital	939.4	382.5	869.5
Amounts available under the Revolving Credit Facility*	224.0	325.0	325.0
Cash (used by) provided by operating activities for the three months ended	(9.5)		150.2
*    There were related outstanding letters of credit totaling approximately $27.3 million, $27.6 million and $29.8 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.
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
Approximately $86.9 million of available cash was held by our foreign subsidiaries at March 31, 2022. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
As set forth in the Credit Agreement, Term Loan B-6 bears interest at an adjusted LIBOR rate plus 2.25% or at the Company’s election, Base Rate (as defined in the Credit Agreement) plus 1.25%. Loans under the Revolving Credit Facility will bear interest at a rate calculated based on the type of borrowing (either adjusted LIBOR or Base Rate) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.25% to 1.75% for adjusted LIBOR loans and from 1.25% to 0.75% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio, from time to time. The interest rate applicable to Term Loan B-6 was 2.75% at March 31, 2022.
On March 31, 2022, $926.2 million was outstanding on Term Loan B-6 and $101.0 million was drawn on the Revolving Credit Facility. We had related outstanding letters of credit in the aggregate amount of $27.3 million and $27.6 million at March 31, 2022 and December 31, 2021, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $33.2 million (€30 million) of which $14.6 million was drawn at March 31, 2022.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 2.1 at March 31, 2022.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2022.
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

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2017. The senior notes may be redeemed at 102.563% currently, at 101.281% as of June 1, 2022 and at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors.
Expected Use of Proceeds from the Transaction
The Company expects to generate gross proceeds from the sale of the U.S. physical auction business of $2.2 billion, $1.65 billion net of income taxes and transaction costs. The Transaction is expected to close in May 2022. Under terms of the Credit Agreement, unless reinvested, net cash proceeds from the Transaction must be used to repay Term Loan B-6 within three days of the Transaction. Accordingly, the net proceeds will be used to repay the outstanding amount on Term Loan B-6 and any outstanding amount on the Revolving Credit Facility within three days of the close of the Transaction. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. The Company expects to use any remaining proceeds to redeem, repay or otherwise retire the senior notes within 365 days of the close of the Transaction. The Company may issue additional debt and utilize such proceeds to redeem all senior notes at the time of the required redemption.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2024. AFC Funding Corporation had committed liquidity of $1.70 billion for U.S. finance receivables at March 31, 2022.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2024. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$225 million at March 31, 2022. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,757.8 million and $2,529.0 million at March 31, 2022 and December 31, 2021, respectively. AFC's allowance for losses was $23.0 million and $23.0 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, $2,710.9 million and $2,482.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,866.6 million and $1,692.3 million of obligations collateralized by finance receivables at March 31, 2022 and December 31, 2021, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $13.3 million and $15.1 million at March 31, 2022 and December 31, 2021, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2022, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the periods presented:

	Three Months Ended March 31, 2022
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss) from continuing operations	$(39.4)	$31.0	$(8.4)
Add back:
Income taxes	(15.1)	10.4	(4.7)
Interest expense, net of interest income	13.2	12.3	25.5
Depreciation and amortization	23.9	2.1	26.0
Intercompany interest	0.1	(0.1)	—
EBITDA	(17.3)	55.7	38.4
Non-cash stock-based compensation	4.4	0.8	5.2
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(10.4)	(10.4)
(Gain)/Loss on asset sales	(0.1)	—	(0.1)
Severance	3.2	0.2	3.4
Foreign currency (gains)/losses	1.2	—	1.2
Net change in unrealized (gains) losses on investment securities	—	3.0	3.0
Professional fees related to business improvement efforts	7.3	0.8	8.1
Total addbacks/(deductions)	16.3	(5.6)	10.7
Adjusted EBITDA	$(1.0)	$50.1	$49.1

	Three Months Ended March 31, 2021
(Dollars in millions)	ADESA	AFC	Consolidated
Net income (loss) from continuing operations	$(30.5)	$56.7	$26.2
Add back:
Income taxes	5.0	19.5	24.5
Interest expense, net of interest income	21.3	9.3	30.6
Depreciation and amortization	24.5	2.4	26.9
Intercompany interest	0.1	(0.1)	—
EBITDA	20.4	87.8	108.2
Non-cash stock-based compensation	4.4	0.7	5.1
Acquisition related costs	1.3	—	1.3
Securitization interest	—	(6.8)	(6.8)
(Gain)/Loss on asset sales	—	(0.8)	(0.8)
Severance	0.2	0.2	0.4
Foreign currency (gains)/losses	2.2	—	2.2
Contingent consideration adjustment	11.2	—	11.2
Net change in unrealized (gains) losses on investment securities	—	(43.5)	(43.5)
Other	0.2	(0.3)	(0.1)
Total addbacks/(deductions)	19.5	(50.5)	(31.0)
Adjusted EBITDA	$39.9	$37.3	$77.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters (total KAR results, including the ADESA U.S. physical auctions shown as discontinued operations). The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	March 31, 2022
Net income (loss)	$11.5	$(1.0)	$5.1	$(0.3)	$15.3
Less: Income from discontinued operations	26.8	25.9	(10.1)	8.1	50.7
Income (loss) from continuing operations	(15.3)	(26.9)	15.2	(8.4)	(35.4)
Add back:
Income taxes	2.4	10.3	(22.1)	(4.7)	(14.1)
Interest expense, net of interest income	30.8	31.7	31.7	25.5	119.7
Depreciation and amortization	27.4	27.4	28.2	26.0	109.0
EBITDA	45.3	42.5	53.0	38.4	179.2
Non-cash stock-based compensation	4.3	3.6	1.3	5.2	14.4
Acquisition related costs	1.6	2.1	2.1	0.3	6.1
Securitization interest	(6.8)	(7.9)	(8.3)	(10.4)	(33.4)
(Gain)/Loss on asset sales	—	—	0.1	(0.1)	—
Severance	0.6	0.8	1.5	3.4	6.3
Foreign currency (gains)/losses	0.4	0.1	1.1	1.2	2.8
Contingent consideration adjustment	4.5	4.4	4.2	—	13.1
Net change in unrealized (gains) losses on investment securities	11.9	20.9	9.3	3.0	45.1
Professional fees related to business improvement efforts	—	—	—	8.1	8.1
Other	0.3	0.1	—	—	0.4
Total addbacks/(deductions)	16.8	24.1	11.3	10.7	62.9
Adjusted EBITDA from continuing ops	$62.1	$66.6	$64.3	$49.1	$242.1
Adjusted EBITDA from discontinued ops	54.4	30.0	33.6	22.6	140.6
Adjusted EBITDA	$116.5	$96.6	$97.9	$71.7	$382.7

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net cash provided by (used by):
Operating activities - continuing operations	$(9.5)	$150.2
Operating activities - discontinued operations	(50.5)	(1.6)
Investing activities - continuing operations	(246.7)	(78.5)
Investing activities - discontinued operations	(11.8)	(0.7)
Financing activities - continuing operations	250.6	(121.8)
Financing activities - discontinued operations	22.0	33.1
Effect of exchange rate on cash	3.0	2.6
Net decrease in cash, cash equivalents and restricted cash	$(42.9)	$(16.7)
Cash flow used by operating activities (continuing operations) was $9.5 million for the three months ended March 31, 2022, compared with cash flow provided by operating activities of $150.2 million for the three months ended March 31, 2021. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends and decreased profitability, partially offset by a net increase in non-cash item adjustments.
Net cash used by investing activities (continuing operations) was $246.7 million for the three months ended March 31, 2022, compared with $78.5 million for the three months ended March 31, 2021. The increase in net cash used by investing activities was primarily attributable to:
•an increase in the additional finance receivables held for investment of approximately $156.1 million; and
•a decrease in the proceeds from sale of investments of approximately $20.8 million;
partially offset by:
•a decrease in investments in securities of approximately $11.2 million.
Net cash provided by financing activities (continuing operations) was $250.6 million for the three months ended March 31, 2022, compared with net cash used by financing activities of $121.8 million for the three months ended March 31, 2021. The increase in net cash provided by financing activities was primarily attributable to:
•an increase in the additional obligations collateralized by finance receivables of approximately $195.6 million;
•an increase in the additional borrowings on lines of credit of approximately $102.7 million; and
•a decrease in the repurchase of common stock of approximately $80.8 million.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2022 and 2021 approximated $13.5 million and $11.9 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $75 - $80 million for fiscal year 2022. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments, and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the three months ended March 31, 2022, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $10.7 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations, operating leases and contingent consideration related to acquisitions are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes to the contractual obligations of the Company, with the exception of the following:
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
Upon and following the close of the Transaction, the contractual cash obligations of the Company are expected to be reduced. See Note 2, Note 6 and Note 7 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2021, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2022, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $1.2 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. Canadian currency translation had no impact on net income for the three months ended March 31, 2022 and positively affected net income by approximately $0.3 million for the three months ended March 31, 2021. A 1% change in the month-end Canadian exchange rate for the three months ended March 31, 2022 would have impacted foreign currency losses on intercompany loans by $0.6 million and net income by $0.4 million. A 1% change in the average Canadian exchange rate for the three ended March 31, 2022 would have impacted net income by approximately $0.2 million. Currency exposure of our U.K., Continental Europe and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use interest rate swap agreements to manage our exposure to interest rate changes. We originally designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps have a five-year term, each maturing on January 23, 2025.
Taking our interest rate swaps into account, a sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2022 would have resulted in an increase in interest expense of approximately $1.3 million.
In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. The Company intends to terminate the interest rate swaps upon the repayment of Term Loan B-6. The termination of the interest rate swaps is expected to result in a realized gain of approximately $10 million to $15 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 19 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
Item 1A.    Risk Factors
In addition to the risks set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as all of the other information contained in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, before deciding to invest in our Company. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
Risks Related to the Pending Sale of ADESA U.S. Physical Auction Business
Unsuccessful implementation of business initiatives to reduce costs and align our business to our digital operating model, or unintended consequences of the implementation of such initiatives, may adversely affect our business.
We have taken certain steps, including reductions in force, internal reorganizations and reallocation of resources from physical to digital channels to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. We have shifted and continue to shift resources from our physical channels to efforts focused on digital channels and technologies, and we continue our efforts to reduce overhead and manage our variable and fixed-cost structure. We expect to continue to take similar steps in the future as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. For example, during the third quarter of 2021, we initiated a multi-year cost management project focused on making permanent changes in our operating model and our cost structure, reengineering the way we do business and ultimately reducing our costs to provide services. In addition, in February 2022, we entered into a definitive agreement with Carvana, pursuant to which Carvana will acquire the ADESA U.S. physical auction business from us, which agreement is closely aligned with our digital strategy and will allow us to focus on our portfolio of digital marketplaces. We can provide no assurance that the sale of the ADESA U.S. physical business will be completed in a timely manner or at all, which may materially and adversely affect our business and the price of our common stock. Even if the sale is completed, we may not realize the strategic, financial, operational or other benefits from the transaction and our strategy.
These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, loss of key personnel, and increased difficulties in attracting, retaining and motivating employees. These initiatives can require a significant amount of time and focus, which may divert attention from operating and growing our business. In addition, certain of our competitors continue to offer a traditional physical channel auction environment. If our efforts to focus on digital channels and technologies do not engage customers at the same level as in the past, or if we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.
The ADESA U.S. physical auction business sale transaction may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
The sale of the ADESA U.S. physical auction business to Carvana, including the commercial services agreement pursuant to which we will provide marketplace operation services to Carvana to operate digital auctions for a seven-year term, may lead customers and other parties with which we currently do business or with which we may seek to do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects.

The ADESA U.S. physical auction business sale transaction may result in increased costs.
On the closing date of the sale of the ADESA U.S. physical auction business, we will enter into a transition services agreement whereby we will provide various services to Carvana following the closing. The transition services agreement may result in additional costs to us, which may make more difficult our ability to achieve the transaction’s objective of a more asset-light and lower overhead operating model.
The transaction may also require us to split, or otherwise amend, existing contracts with customers and business relationships to separate the U.S. physical auction business, which may lead to additional costs for us.
Certain systems sold to Carvana as part of the ADESA U.S. physical auction business may also be integral to our ADESA Canada operations and other parts of our business not being sold. Continued access to such systems or their replacement or substitution may lead to additional costs and disruptions.
Any such additional costs and disruptions may materially adversely affect our business, financial condition and results of operations.
Our ability to access capital in the future may be challenging.
The pending sale of the ADESA U.S. physical auction business, if completed, will result in our being a smaller enterprise focused on our digital marketplaces. While we believe our transition to a more asset-light and lower overhead operating model will better position us going forward, we may face additional challenges to the extent we need to raise additional capital or restructure or refinance our indebtedness.
Macroeconomic conditions and geopolitical events may adversely affect our business, sources of liquidity and related costs of capital.
Global financial markets experience from time to time volatility, disruption and credit contraction. Significant volatility or disruption of global financial markets, supply chains or commercial activity due to Russia’s invasion of Ukraine, inflation, the ongoing COVID-19 pandemic or other factors could negatively affect our industry and business and our ability to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all. Proceeds of the sale of the ADESA U.S. physical auction business will be used to reduce our indebtedness. A disruption in the financial markets may adversely affect our ability to raise, restructure or refinance indebtedness.
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

Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$109.0
February 1 - February 28	—	—	—	109.0
March 1 - March 31	—	—	—	109.0
Total	—	$—	—

(1)     In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the Company’s share repurchase program through December 31, 2022. On April 27, 2022, the board of directors authorized an increase in the size of the Company’s $300 million share repurchase program by an additional $200 million and an extension of the share repurchase program through December 31, 2023. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.
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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.3	Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4	Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2	Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1	Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3	Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a	Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b	Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c	Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d	Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e	Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.7	*	Employment Agreement dated September 4, 2020, between KAR Auction Services, Inc. and Justin Davis					X

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.7	2/18/2021

10.9	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

10.10a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.10b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.10c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.10d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.10e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.10f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11a	+	Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.15	11/4/2020

10.11b	+	Amendment No. 1 to Ninth Amended and Restated Receivables Purchase Agreement, dated November 5, 2021	10-K	001-34568	10.10b	2/23/2022

10.12a	+	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.16	11/4/2020

10.12b	+	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 5, 2021	10-K	001-34568	10.11b	2/23/2022

10.12c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated December 31, 2021	10-K	001-34568	10.11c	2/23/2022

10.12d	+	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement, dated February 17, 2022	10-K	001-34568	10.11d	2/23/2022

10.13a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.13b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.14a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.14b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.15a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.20a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.20b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.21		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.22a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.22b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.22c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex 1	4/23/2021

10.23	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.24a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.24b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.25	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.26	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.27	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.28	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.30	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.31	*	Form of 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.32	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.33		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.34		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.35		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.36		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.37a		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.37b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.38		Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.39		Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (iii) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	May 4, 2022	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)