Form 10-Q
period 2022-09-30
KAR Auction Services, Inc.
filed 2022-11-02
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 31, 2022, 108,907,844 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
Auction fees	$88.9	$89.6	$289.5	$298.4
Service revenue	159.2	128.2	444.0	415.5
Purchased vehicle sales	45.8	53.7	137.9	169.0
Finance-related revenue	99.1	75.6	275.2	210.0
Total operating revenues	393.0	347.1	1,146.6	1,092.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	209.6	185.7	632.3	598.3
Selling, general and administrative	109.1	104.8	352.1	318.5
Depreciation and amortization	24.3	27.4	76.2	81.7
Total operating expenses	343.0	317.9	1,060.6	998.5
Operating profit	50.0	29.2	86.0	94.4
Interest expense	32.3	31.9	83.8	93.7
Other (income) expense, net	1.2	13.9	6.4	(20.5)
Loss on extinguishment of debt	9.3	—	17.0	—
Income (loss) from continuing operations before income taxes	7.2	(16.6)	(21.2)	21.2
Income taxes	6.7	10.3	(7.9)	37.2
Income (loss) from continuing operations	0.5	(26.9)	(13.3)	(16.0)
Income (loss) from discontinued operations, net of income taxes	(6.3)	25.9	217.4	77.4
Net income (loss)	$(5.8)	$(1.0)	$204.1	$61.4
Net income (loss) per share - basic
Income (loss) from continuing operations	$(0.09)	$(0.31)	$(0.30)	$(0.30)
Income (loss) from discontinued operations	(0.06)	0.21	1.41	0.50
Net income (loss) per share - basic	$(0.15)	$(0.10)	$1.11	$0.20
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(0.09)	$(0.31)	$(0.30)	$(0.30)
Income (loss) from discontinued operations	(0.06)	0.21	1.41	0.50
Net income (loss) per share - diluted	$(0.15)	$(0.10)	$1.11	$0.20

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(5.8)	$(1.0)	$204.1	$61.4
Other comprehensive income (loss), net of tax
Foreign currency translation loss	(31.0)	(13.4)	(45.3)	(4.7)
Unrealized gain on interest rate derivatives, net of tax	—	2.0	5.7	9.0
Total other comprehensive income (loss), net of tax	(31.0)	(11.4)	(39.6)	4.3
Comprehensive income (loss)	$(36.8)	$(12.4)	$164.5	$65.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$148.7	$177.6
Restricted cash	28.9	25.8
Trade receivables, net of allowances of $14.2 and $9.5	419.9	381.3
Finance receivables, net of allowances of $21.5 and $23.0	2,533.6	2,506.0
Other current assets	71.8	87.9
Current assets of discontinued operations	—	213.2
Total current assets	3,202.9	3,391.8
Other assets
Goodwill	1,452.3	1,598.0
Customer relationships, net of accumulated amortization of $409.2 and $401.5	141.1	159.1
Other intangible assets, net of accumulated amortization of $390.5 and $350.0	231.3	243.3
Operating lease right-of-use assets	85.9	94.7
Property and equipment, net of accumulated depreciation of $205.2 and $201.6	131.3	143.5
Other assets	56.5	53.7
Non-current assets of discontinued operations	—	1,766.6
Total other assets	2,098.4	4,058.9
Total assets	$5,301.3	$7,450.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$645.6	$785.3
Accrued employee benefits and compensation expenses	27.4	32.3
Accrued interest	10.1	6.1
Other accrued expenses	86.9	107.4
Income taxes payable	59.0	7.9
Obligations collateralized by finance receivables	1,707.8	1,692.3
Current maturities of long-term debt	283.6	16.3
Current liabilities of discontinued operations	—	361.7
Total current liabilities	2,820.4	3,009.3
Non-current liabilities
Long-term debt	194.7	1,849.7
Deferred income tax liabilities	50.6	55.9
Operating lease liabilities	80.7	88.1
Other liabilities	8.0	30.0
Non-current liabilities of discontinued operations	—	313.8
Total non-current liabilities	334.0	2,337.5
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	612.5	590.9
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2022: 112,816,976
December 31, 2021: 121,163,050	1.1	1.2
Additional paid-in capital	800.7	910.8
Retained earnings	796.9	625.7
Accumulated other comprehensive loss	(64.3)	(24.7)
Total stockholders' equity	1,534.4	1,513.0
Total liabilities, temporary equity and stockholders' equity	$5,301.3	$7,450.7

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	116.1	$1.2	$847.2	$813.8	$(33.3)	$1,628.9
Net loss				(5.8)		(5.8)
Other comprehensive loss					(31.0)	(31.0)
Issuance of common stock under stock plans			0.2			0.2
Stock-based compensation expense			3.3			3.3
Repurchase and retirement of common stock	(3.3)	(0.1)	(50.0)			(50.1)
Dividends on preferred stock				(11.1)		(11.1)
Balance at September 30, 2022	112.8	$1.1	$800.7	$796.9	$(64.3)	$1,534.4

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	121.2	$1.2	$910.8	$625.7	$(24.7)	$1,513.0
Net income				204.1		204.1
Other comprehensive loss					(39.6)	(39.6)
Issuance of common stock under stock plans	0.5		1.1			1.1
Surrender of RSUs for taxes	(0.2)		(2.5)			(2.5)
Stock-based compensation expense			23.3			23.3
Repurchase and retirement of common stock	(8.7)	(0.1)	(132.1)			(132.2)
Dividends earned under stock plans			0.1	(0.2)		(0.1)
Dividends on preferred stock				(32.7)		(32.7)
Balance at September 30, 2022	112.8	$1.1	$800.7	$796.9	$(64.3)	$1,534.4

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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$204.1	$61.4
Net income from discontinued operations	(217.4)	(77.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76.2	81.7
Provision for credit losses	9.7	6.5
Deferred income taxes	(4.3)	5.3
Amortization of debt issuance costs	8.5	9.1
Stock-based compensation	22.6	12.1
Contingent consideration adjustment	—	20.1
Net change in unrealized (gain) loss on investment securities	6.5	(10.7)
Loss on extinguishment of debt	17.0	—
Other non-cash, net	0.3	1.7
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(23.2)	(180.5)
Accounts payable and accrued expenses	(86.5)	283.8
Net cash provided by operating activities - continuing operations	13.5	213.1
Net cash (used by) provided by operating activities - discontinued operations	(435.6)	142.4
Investing activities
Net increase in finance receivables held for investment	(34.9)	(281.4)
Acquisition of businesses (net of cash acquired)	(0.4)	(79.8)
Purchases of property, equipment and computer software	(45.8)	(47.6)
Investments in securities	(6.6)	(22.0)
Proceeds from sale of investments	0.3	32.7
Proceeds from the sale of business	—	2.1
Net cash used by investing activities - continuing operations	(87.4)	(396.0)
Net cash provided by (used by) investing activities - discontinued operations	2,066.4	(19.0)
Financing activities
Net decrease in book overdrafts	(5.8)	(2.7)
Net increase (decrease) in borrowings from lines of credit	126.8	(5.2)
Net increase in obligations collateralized by finance receivables	36.6	119.6
Payments for debt issuance costs/amendments	(11.6)	—
Payments on long-term debt	(928.6)	(7.1)
Payment for early extinguishment of debt	(606.1)	—
Payments on finance leases	(3.1)	(4.4)
Payments of contingent consideration and deferred acquisition costs	(29.6)	(21.3)
Issuance of common stock under stock plans	1.1	1.2
Tax withholding payments for vested RSUs	(2.5)	(2.2)
Repurchase and retirement of common stock	(132.2)	(180.9)
Dividends paid on Series A Preferred Stock	(11.1)	—
Net cash used by financing activities - continuing operations	(1,566.1)	(103.0)
Net cash provided by financing activities - discontinued operations	10.8	40.2
Effect of exchange rate changes on cash	(27.4)	(3.0)
Net decrease in cash, cash equivalents and restricted cash	(25.8)	(125.3)
Cash, cash equivalents and restricted cash at beginning of period	203.4	784.3
Cash, cash equivalents and restricted cash at end of period	$177.6	$659.0
Cash paid for interest, net of proceeds from interest rate derivatives	$71.0	$71.6
Cash paid for taxes, net of refunds	$325.2	$22.1

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2022 (Unaudited)

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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($350 million aggregate principal was outstanding at September 30, 2022); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 and 612,676 shares of Series A Preferred Stock were outstanding at September 30, 2022 and December 31, 2021, respectively).
Business and Nature of Operations
KAR is a leading provider of wholesale vehicle auctions and related vehicle remarketing services for the automotive industry. As of September 30, 2022, the Marketplace segment (formerly referenced as ADESA Auctions) serves a domestic and international customer base through digital marketplaces and 14 vehicle logistics center locations across Canada. Our digital marketplaces include BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, CARWAVE, an online dealer-to-dealer marketplace in the United States, TradeRev, an online automotive remarketing platform in Canada where dealers can launch and participate in real-time vehicle auctions at any time, ADESA Remarketing Limited, an online whole car vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale vehicle auction marketplace in Continental Europe. Our auctions facilitate the sale of used vehicles through on-premise and off-premise marketplaces. Our online service offerings include customized private label solutions powered with software developed by Openlane, that allow our commercial consignors (automobile manufacturers, captive finance companies and other institutions) to offer vehicles via the Internet prior to arrival at on-premise marketplaces. Remarketing services include a variety of activities designed to facilitate the transfer of used vehicles between sellers and buyers throughout the vehicle life cycle. We facilitate the exchange of these vehicles through an auction marketplace, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold at the auctions. Generally, fees are earned from the seller and buyer on each successful auction transaction in addition to fees earned for ancillary services.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing to independent used vehicle dealers and this financing is provided through approximately 100 locations throughout the United States and Canada as of September 30, 2022. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, BacklotCars, CARWAVE, TradeRev, and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which encompasses settling lien holder payoffs. AFC also provides title services for their customers.
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
In addition, KAR provided transportation services of $20.6 million and $56.7 million to the ADESA U.S. physical auctions for the three and nine months ended September 30, 2022, respectively, and $18.0 million and $63.7 million for the three and nine months ended September 30, 2021, respectively. The revenue and cost of services for these transportation services provided to the ADESA U.S. physical auctions was previously eliminated in consolidation, but this revenue and the related costs are now included in the Company's consolidated statements of income.

AFC also had accounts payable to customers of the ADESA U.S. physical auctions related to auction proceeds financed. Previously, these accounts were eliminated in consolidation, but are now included in "Current assets of discontinued operations" on the consolidated balance sheet and were $33.5 million at December 31, 2021.
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
September 30, 2022 (Unaudited)

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
Note 2—Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana Group, LLC ("Carvana") and Carvana Co., pursuant to which Carvana would acquire the ADESA U.S. physical auction business from KAR (the "Transaction"). The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistic centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction are included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. In addition, KAR will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which has an indefinite life. From the completion of the Transaction through September 30, 2022, KAR has received a net cash inflow from the commercial agreement and transition services agreement of approximately $33.5 million.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment (formerly referenced as ADESA Auctions). The "Goodwill" shown in the balance sheet below was allocated to the ADESA U.S. physical auctions based on relative fair value. Discontinued operations included transaction costs of approximately $37.1 million for the nine months ended September 30, 2022, in connection with the Transaction. These costs consisted of consulting and professional fees associated with the Transaction. As shown below, the Transaction resulted in a pretax gain on disposal of approximately $521.8 million. The change in the pretax gain on disposal for the three months ended September 30, 2022 occurred as a result of a net working capital adjustment and additional transaction costs.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$—	$206.2	$305.9	$673.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	144.2	224.9	438.3
Selling, general and administrative	—	32.1	68.8	113.2
Depreciation and amortization	—	17.3	11.2	55.3
Total operating expenses	—	193.6	304.9	606.8
Operating profit (loss)	—	12.6	1.0	66.3
Interest expense	—	0.3	0.1	0.6
Other (income) expense, net	—	(2.1)	(8.4)	(6.0)
Income (loss) from discontinued operations before gain on disposal and income taxes	—	14.4	9.3	71.7
Pretax gain on disposal of discontinued operations	(11.9)	—	521.8	—
Income taxes	(5.6)	(11.5)	313.7	(5.7)
Income from discontinued operations	$(6.3)	$25.9	$217.4	$77.4

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

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
September 30, 2022 (Unaudited)

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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PRSUs	$1.3	$0.6	$15.1	$3.4
RSUs	0.9	1.2	3.4	3.8
Service options	0.2	0.2	0.6	0.8
Market options	0.9	1.4	3.5	4.1
Total stock-based compensation expense	$3.3	$3.4	$22.6	$12.1
PRSUs and RSUs
In the first nine months of 2022, we granted a target amount of approximately 0.5 million PRSUs to certain executive officers of the Company. The PRSUs granted in 2022 were set to vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. Following the Transaction, in September 2022 the performance targets and the related award agreements for the 2022 PRSUs were amended to modify the performance metric from operating adjusted net income per share to Adjusted EBITDA. The modification of the 2022 PRSUs affected 13 participants and there was no incremental compensation cost resulting from the modification. In addition, in the first nine months of 2022, approximately 0.3 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The weighted average grant date fair value of the PRSUs and the RSUs was $18.46 per share and $18.39 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the Company’s share repurchase program through December 31, 2022. On April 27, 2022, the board of directors authorized an increase in the size of the Company’s $300 million share repurchase program by an additional $200 million and an extension of the share repurchase program through December 31, 2023. At September 30, 2022, approximately $176.9 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three and nine months ended September 30, 2022, we repurchased and retired 3,309,527 shares and 8,740,316 shares of common stock, respectively, in the open market at a weighted average price of $15.11 per share and $15.11 per share, respectively. For the nine months ended September 30, 2021, we repurchased and retired 10,847,800 shares of common stock in the open market at a weighted average price of $16.66 per share. No shares of common stock were repurchased during the three months ended September 30, 2021.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

Note 4—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$0.5	$(26.9)	$(13.3)	$(16.0)
Series A Preferred Stock dividends	(11.1)	(10.4)	(32.7)	(30.6)
Loss from continuing operations attributable to participating securities	—	—	10.6	9.9
Income (loss) from continuing operations attributable to common stockholders	$(10.6)	$(37.3)	$(35.4)	$(36.7)
Weighted average common shares outstanding	114.6	119.3	118.5	123.7
Effect of dilutive stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding and potential common shares	114.6	119.3	118.5	123.7
Income (loss) from continuing operations per share
Basic	$(0.09)	$(0.31)	$(0.30)	$(0.30)
Diluted	$(0.09)	$(0.31)	$(0.30)	$(0.30)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the three or nine months ended September 30, 2022 and 2021 because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at September 30, 2022 and 2021 were 5.0 million and 5.4 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at September 30, 2022.
In September 2022, AFC and AFC Funding Corporation entered into the Tenth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.70 billion to $2.0 billion and extended the facility's maturity date from January 31, 2024 to January 31, 2026. In addition, the discount rate is now based on the SOFR reference rate, provisions designed to provide additional lending and operational flexibility were modified or added and provisions providing for a mechanism for determining an

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

alternative rate of interest were modified. We capitalized approximately $10.5 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$225 million at September 30, 2022. In September 2022, AFCI entered into the Sixth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 31, 2024 to January 31, 2026. In addition, provisions designed to provide additional lending and operational flexibility were modified or added. We capitalized approximately $1.1 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2022		Net Credit Losses Three Months Ended September 30, 2022	Net Credit Losses Nine Months Ended September 30, 2022
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,548.4	$11.1	$1.2	$4.0
Other loans	6.7	—	—	—
Total receivables managed	$2,555.1	$11.1	$1.2	$4.0

	December 31, 2021		Net Credit Losses (Recoveries) Three Months Ended September 30, 2021	Net Credit Losses Nine Months Ended September 30, 2021
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,519.7	$7.3	$(2.2)	$2.4
Other loans	9.3	—	—	—
Total receivables managed	$2,529.0	$7.3	$(2.2)	$2.4
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	September 30, 2022	September 30, 2021
Allowance for Credit Losses
Balance at December 31	$23.0	$22.0
Provision for credit losses	2.8	4.4
Recoveries	7.2	10.3
Less charge-offs	(11.2)	(12.7)
Other	(0.3)	—
Balance at end of period	$21.5	$24.0

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

As of September 30, 2022 and December 31, 2021, $2,529.1 million and $2,482.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Obligations collateralized by finance receivables, gross	$1,728.7	$1,707.4
Unamortized securitization issuance costs	(20.9)	(15.1)
Obligations collateralized by finance receivables	$1,707.8	$1,692.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2022, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	September 30, 2022	December 31, 2021
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$—	$928.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	116.0	—
Senior notes		5.125%	June 1, 2025	350.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	17.6	6.8
Total debt				483.6	1,885.4
Unamortized debt issuance costs/discounts				(5.3)	(19.4)
Current portion of long-term debt				(283.6)	(16.3)
Long-term debt				$194.7	$1,849.7
*The interest rates presented in the table above represent the rates in place at September 30, 2022.
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
The obligations of the Company under the Credit Facilities are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at September 30, 2022.
As of September 30, 2022, $116.0 million was drawn on the Revolving Credit Facility and there were no borrowings outstanding on the Revolving Credit Facility at December 31, 2021. We had related outstanding letters of credit in the aggregate amount of $19.0 million and $27.6 million at September 30, 2022 and December 31, 2021, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.3 million in the third quarter of 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid.
The Company expects to use the remaining proceeds from the Transaction after the repayment of Term Loan B-6 to redeem or repay a portion of the senior notes within 365 days of the close of the Transaction. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. Therefore, at September 30, 2022, $150.0 million of the remaining senior notes are classified as current debt.
European Lines of Credit
ADESA Europe has lines of credit aggregating $29.4 million (€30 million). The lines of credit had an aggregate $17.6 million and $6.8 million of borrowings outstanding at September 30, 2022 and December 31, 2021, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.
Fair Value of Debt
As of September 30, 2022, the estimated fair value of our long-term debt amounted to $470.5 million. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of September 30, 2022. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 7—Derivatives
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps had a five-year term, each maturing on January 23, 2025.
We originally designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that are included in the assessment of hedge effectiveness are recorded as a component of "Accumulated other comprehensive income." For the nine months ended September 30, 2022, the Company recorded an unrealized gain on the interest rate swaps of $5.7 million, net of tax of $1.8 million in "Accumulated other comprehensive income." For the three and nine months ended September 30, 2021, the Company recorded an unrealized gain on the interest rate swaps of $2.0 million, net of tax of $0.6 million, and $9.0 million, net of tax of $2.9 million, respectively, in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. As a result, the increase in the fair value of the swaps from the time of hedge accounting discontinuance to March 31, 2022 was recognized as an $8.7 million unrealized gain in "Interest expense" in the consolidated statement of income for the three months ended March 31, 2022. In connection with the repayment of Term Loan B-6 in May 2022, we entered into swap

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

termination agreements. We received $16.7 million to settle and terminate the swaps, which was recognized as a realized gain in "Interest expense" in the consolidated statement of income for the three months ended June 30, 2022.
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

Asset/Liability Derivatives
	September 30, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other assets	N/A	Other liabilities	$7.5
Derivatives Not Designated as Hedging Instruments
2020 Interest rate swaps	Other assets	N/A	Other liabilities	N/A
Note 8—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in realized and unrealized (gains) losses on investment securities, net	$0.3	$10.9	$6.5	$(37.9)
Contingent consideration valuation	—	4.4	—	20.1
Foreign currency (gains) losses	4.1	0.1	8.6	2.7
Other	(3.2)	(1.5)	(8.7)	(5.4)
Other (income) expense, net	$1.2	$13.9	$6.4	$(20.5)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the three and nine months ended September 30, 2022. Realized gains on these investments were $10.0 million and $27.2 million for the three and nine months ended September 30, 2021, respectively. The Company had unrealized losses of $0.3 million and $6.5 million for the three and nine months ended September 30, 2022, respectively. The Company had unrealized losses of $20.9 million for the three months ended September 30, 2021, and unrealized gains of $10.7 million for the nine months ended September 30, 2021.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and now has a readily determinable fair value. As of September 30, 2022, the fair value of investment securities are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $1.0 million. The net unrealized loss on these investment securities was $6.5 million for the nine months ended September 30, 2022. The remaining investments held of $28.6 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

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
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Foreign currency translation loss	$(64.3)	$(19.0)
Unrealized gain (loss) on interest rate derivatives, net of tax	—	(5.7)
Accumulated other comprehensive loss	$(64.3)	$(24.7)

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2022 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$293.9	$99.1	$393.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	193.4	16.2	209.6
Selling, general and administrative	96.9	12.2	109.1
Depreciation and amortization	22.4	1.9	24.3
Total operating expenses	312.7	30.3	343.0
Operating profit (loss)	(18.8)	68.8	50.0
Interest expense	10.0	22.3	32.3
Other (income) expense, net	0.9	0.3	1.2
Loss on extinguishment of debt	9.3	—	9.3
Intercompany expense (income)	2.4	(2.4)	—
Income (loss) from continuing operations before income taxes	(41.4)	48.6	7.2
Income taxes	(5.6)	12.3	6.7
Income (loss) from continuing operations	$(35.8)	$36.3	$0.5
Total assets	$2,381.8	$2,919.5	$5,301.3

Financial information regarding our reportable segments is set forth below as of and for the three months ended September 30, 2021 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$271.5	$75.6	$347.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	171.9	13.8	185.7
Selling, general and administrative	96.3	8.5	104.8
Depreciation and amortization	25.2	2.2	27.4
Total operating expenses	293.4	24.5	317.9
Operating profit (loss)	(21.9)	51.1	29.2
Interest expense	21.6	10.3	31.9
Other (income) expense, net	3.0	10.9	13.9
Intercompany expense (income)	—	—	—
Income (loss) from continuing operations before income taxes	(46.5)	29.9	(16.6)
Income taxes	3.4	6.9	10.3
Income (loss) from continuing operations	$(49.9)	$23.0	$(26.9)
Total assets	$2,603.4	$2,565.6	$5,169.0

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2022 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$871.4	$275.2	$1,146.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	584.9	47.4	632.3
Selling, general and administrative	315.8	36.3	352.1
Depreciation and amortization	70.1	6.1	76.2
Total operating expenses	970.8	89.8	1,060.6
Operating profit (loss)	(99.4)	185.4	86.0
Interest expense	33.0	50.8	83.8
Other (income) expense, net	(0.1)	6.5	6.4
Loss on extinguishment of debt	17.0	—	17.0
Intercompany expense (income)	3.1	(3.1)	—
Income (loss) from continuing operations before income taxes	(152.4)	131.2	(21.2)
Income taxes	(40.9)	33.0	(7.9)
Income (loss) from continuing operations	$(111.5)	$98.2	$(13.3)

Financial information regarding our reportable segments is set forth below for the nine months ended September 30, 2021 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$882.9	$210.0	$1,092.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	557.3	41.0	598.3
Selling, general and administrative	292.4	26.1	318.5
Depreciation and amortization	74.6	7.1	81.7
Total operating expenses	924.3	74.2	998.5
Operating profit (loss)	(41.4)	135.8	94.4
Interest expense	64.7	29.0	93.7
Other (income) expense, net	1.0	(21.5)	(20.5)
Intercompany expense (income)	0.2	(0.2)	—
Income (loss) from continuing operations before income taxes	(107.3)	128.5	21.2
Income taxes	5.1	32.1	37.2
Income (loss) from continuing operations	$(112.4)	$96.4	$(16.0)

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Approximately 60% and 63% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2022, respectively, and approximately 56% and 55% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2021, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
U.S.	$264.3	$199.6	$744.1	$638.4
Foreign	128.7	147.5	402.5	454.5
	$393.0	$347.1	$1,146.6	$1,092.9
Note 12—Subsequent Event
In October 2022, we repurchased and retired 3,909,406 shares of common stock in the open market at a weighted average price of $12.79 per share, aggregating $50 million, pursuant to the 2019 share repurchase program described in Note 3.

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
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment (formerly referenced as ADESA Auctions). Goodwill was allocated to the ADESA U.S. physical auctions based on relative fair value. Discontinued operations included transaction costs of approximately $37.1 million for the nine months ended September 30, 2022, in connection with the Transaction. These costs consisted of consulting and professional fees associated with the Transaction. The Transaction resulted in a pretax gain on disposal of approximately $521.8 million. The change in the pretax gain on disposal for the three months ended September 30, 2022 occurred as a result of a net working capital adjustment and additional transaction costs. The results presented in the "Results of Operations" discussion below only include continuing operations and do not include the results of the ADESA U.S. physical auction business.
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
BacklotCars, CARWAVE and TradeRev sold approximately 550,000 vehicles in the North American digital dealer-to-dealer marketplace for the year ended December 31, 2021, compared with approximately 398,000 vehicles for the year ended December 31, 2020. For the three months ended September 30, 2022 and 2021, vehicles sold by these companies in the North American digital dealer-to-dealer marketplace were approximately 121,000 and 143,000, respectively. For the nine months ended September 30, 2022 and 2021, vehicles sold by these companies in the North American digital dealer-to-dealer marketplace were approximately 380,000 and 415,000, respectively. This volume data includes vehicles sold by CARWAVE prior to its acquisition in October 2021 and vehicles sold by BacklotCars prior to its acquisition in November 2020. The supply chain issues and current market conditions facing the automotive industry, including the disruption of new vehicle production, have had a material impact on the whole car auction industry and we are unable to estimate future volumes.

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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2022	2021
Revenues from continuing operations
Auction fees	$88.9	$89.6
Service revenue	159.2	128.2
Purchased vehicle sales	45.8	53.7
Finance-related revenue	99.1	75.6
Total revenues from continuing operations	393.0	347.1
Cost of services*	209.6	185.7
Gross profit*	183.4	161.4
Selling, general and administrative	109.1	104.8
Depreciation and amortization	24.3	27.4
Operating profit	50.0	29.2
Interest expense	32.3	31.9
Other (income) expense, net	1.2	13.9
Loss on extinguishment of debt	9.3	—
Income (loss) from continuing operations before income taxes	7.2	(16.6)
Income taxes	6.7	10.3
Income (loss) from continuing operations	0.5	(26.9)
Income (loss) from discontinued operations, net of income taxes	(6.3)	25.9
Net income (loss)	$(5.8)	$(1.0)
Income (loss) from continuing operations per share
Basic	$(0.09)	$(0.31)
Diluted	$(0.09)	$(0.31)

* Exclusive of depreciation and amortization
Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations (including the gain on sale) are presented as one line item in the above table as "Income (loss) from discontinued operations, net of income taxes."
Overview
For the three months ended September 30, 2022, we had revenue of $393.0 million compared with revenue of $347.1 million for the three months ended September 30, 2021, an increase of 13%. Businesses acquired in the last 12 months accounted for an increase in revenue of $15.2 million or 4% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $3.1 million, or 11%, to $24.3 million for the three months ended September 30, 2022, compared with $27.4 million for the three months ended September 30, 2021. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and a reduction in assets placed in service.

Interest Expense
Interest expense increased $0.4 million, or 1%, to $32.3 million for the three months ended September 30, 2022, compared with $31.9 million for the three months ended September 30, 2021. The increase was attributable to an increase in the average balance on the AFC securitization obligations and an increase in the average interest rate on the AFC securitization obligations to approximately 4.7% for the three months ended September 30, 2022, as compared with approximately 2.5% for the three months ended September 30, 2021. This was partially offset by a decrease in interest expense resulting from the prepayment of Term Loan B-6 and $600 million of the senior notes.
Other (Income) Expense, Net
For the three months ended September 30, 2022, we had other expense of $1.2 million compared with $13.9 million for the three months ended September 30, 2021. The decrease in other expense was primarily attributable to a decrease in unrealized losses on investment securities of approximately $20.6 million, a decrease in contingent consideration valuation adjustments of $4.4 million and an increase in other miscellaneous income aggregating $1.7 million, partially offset by a reduction in realized gains of approximately $10.0 million and an increase in foreign currency losses of $4.0 million.
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the three months ended September 30, 2022. The Company had unrealized losses of $0.3 million for the three months ended September 30, 2022. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
Income Taxes
We had an effective tax rate of 93.1% for the three months ended September 30, 2022, compared with an effective tax rate of -62.0% resulting in expense on a pre-tax loss for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was unfavorably impacted by the change in the effective tax rate estimate for the year, driven by an anticipated land sale that drove a decrease in the tax rate applicable to our international tax operations. The effective tax rate for the three months ended September 30, 2021 was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefit has been recorded.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from KAR. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the three months ended September 30, 2022, the Company's financial statements included a loss from discontinued operations of $6.3 million. For the three months ended September 30, 2021, the Company's financial statements included income from discontinued operations of $25.9 million. For further discussion, reference the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended September 30, 2022 compared with the three months ended September 30, 2021, the change in the euro exchange rate decreased revenue by $8.4 million, operating profit by $0.3 million and net income by $0.3 million. For the three months ended September 30, 2022 compared with the three months ended September 30, 2021, the change in the Canadian exchange rate decreased revenue by $2.8 million, operating profit by $0.7 million and net income by $0.5 million.

Marketplace Results

	Three Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2022	2021
Auction fees	$88.9	$89.6
Service revenue	159.2	128.2
Purchased vehicle sales	45.8	53.7
Total Marketplace revenue from continuing operations	293.9	271.5
Cost of services*	193.4	171.9
Gross profit*	100.5	99.6
Selling, general and administrative	96.9	96.3
Depreciation and amortization	22.4	25.2
Operating profit (loss)	$(18.8)	$(21.9)
Commercial vehicles sold	159,000	192,000
Dealer consignment vehicles sold	155,000	165,000
Total vehicles sold	314,000	357,000
Auction fees per vehicle sold	$283	$252
Gross profit per vehicle sold*	$320	$280
Gross profit percentage, excluding purchased vehicles*	40.5%	45.7%
On-premise mix	13%	16%
Off-premise mix	87%	84%

* Exclusive of depreciation and amortization
Revenue
Revenue from the Marketplace segment increased $22.4 million, or 8%, to $293.9 million for the three months ended September 30, 2022, compared with $271.5 million for the three months ended September 30, 2021. The increase in revenue was the result of an increase in average revenue per vehicle sold, partially offset by a decrease in the number of vehicles sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $15.2 million. The change in revenue included the impact of decreases in revenue of $8.4 million and $2.4 million due to fluctuations in the euro exchange rate and the Canadian exchange rate, respectively.
On-premise marketplace sales are initiated online for vehicles at any of our locations across Canada and include ADESA Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, BacklotCars, CARWAVE, TradeRev and ADESA Europe sales. The 12% decrease in the number of vehicles sold was comprised of a 17% decline in commercial volumes and a 6% decrease in dealer consignment volumes.
Auction fees per vehicle sold for the three months ended September 30, 2022 increased $31, or 12%, reflecting higher vehicle values, the introduction of new dealer off-premise auction fees and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the three months ended September 30, 2022 increased $31.0 million, or 24%, primarily as a result of an increase in transportation revenue, repossession fees and platform fees provided by third-parties, partially offset by a decrease in inspection service revenue resulting from the decrease in commercial vehicles sold.
Gross Profit
For the three months ended September 30, 2022, gross profit for the Marketplace segment increased $0.9 million, or 1%, to $100.5 million, compared with $99.6 million for the three months ended September 30, 2021. Gross profit for the Marketplace segment was 34.2% of revenue for the three months ended September 30, 2022, compared with 36.7% of revenue for the three months ended September 30, 2021. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 40.5% and 45.7% for the three months ended September 30, 2022 and 2021, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in the last 12 months accounted for an increase in cost of services of $9.7 million for the three months ended September 30, 2022.

Gross profit as a percentage of revenue decreased for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021, primarily due to an increase in lower margin transportation revenue and an increase in arbitration costs for vehicles sold on dealer-to-dealer platforms, as well as a decrease in on-premise auction revenue in Canada without a corresponding decrease in direct costs.
Selling, General and Administrative
Selling, general and administrative expenses for the Marketplace segment increased $0.6 million, or 1%, to $96.9 million for the three months ended September 30, 2022, compared with $96.3 million for the three months ended September 30, 2021, primarily as a result of increases in selling, general and administrative expenses associated with acquisitions of $4.1 million, information technology costs of $2.0 million, professional fees of $1.9 million and incentive-based compensation of $1.7 million, partially offset by decreases in compensation expense of $2.4 million, medical expenses of $1.9 million, fluctuations in the Canadian exchange rate of $0.7 million and reductions in other miscellaneous expenses aggregating $4.1 million.
Finance Results

	Three Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2022	2021
Finance-related revenue
Interest income	$53.4	$35.4
Fee income	44.3	35.8
Other revenue	2.9	2.2
Net recovery (provision) for credit losses	(1.5)	2.2
Total Finance revenue	99.1	75.6
Cost of services*	16.2	13.8
Gross profit*	82.9	61.8
Selling, general and administrative	12.2	8.5
Depreciation and amortization	1.9	2.2
Operating profit	$68.8	$51.1
Loan transactions	397,000	351,000
Revenue per loan transaction	$250	$215

* Exclusive of depreciation and amortization
Revenue
For the three months ended September 30, 2022, the Finance segment revenue increased $23.5 million, or 31%, to $99.1 million, compared with $75.6 million for the three months ended September 30, 2021. The increase in revenue was primarily the result of a 16% increase in revenue per loan transaction and a 13% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $35, or 16%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 150 basis points in the third quarter), an increase in average portfolio duration, an increase in floorplan fees and other fee income per unit and an increase in loan values, partially offset by an increase in net credit losses.
The provision for credit losses increased to 0.2% of the average managed receivables for the three months ended September 30, 2022 from (0.4%) for the three months ended September 30, 2021.
Gross Profit
For the three months ended September 30, 2022, gross profit for the Finance segment increased $21.1 million, or 34%, to $82.9 million, or 83.7% of revenue, compared with $61.8 million, or 81.7% of revenue, for the three months ended September 30, 2021. The increase in gross profit as a percent of revenue was primarily the result of a 31% increase in revenue, partially offset by an 17% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $1.1 million, incentive-based compensation of $0.7 million and lot check expenses of $0.6 million.

Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $3.7 million, or 44%, to $12.2 million for the three months ended September 30, 2022, compared with $8.5 million for the three months ended September 30, 2021 primarily as a result of increases in incentive-based compensation of $0.8 million, information technology costs of $0.6 million, professional fees of $0.4 million, compensation expense of $0.4 million and other miscellaneous expenses aggregating $1.5 million.
Overview of Results of KAR Auction Services, Inc. for the Nine Months Ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2022	2021
Revenues from continuing operations
Auction fees	$289.5	$298.4
Service revenue	444.0	415.5
Purchased vehicle sales	137.9	169.0
Finance-related revenue	275.2	210.0
Total revenues from continuing operations	1,146.6	1,092.9
Cost of services*	632.3	598.3
Gross profit*	514.3	494.6
Selling, general and administrative	352.1	318.5
Depreciation and amortization	76.2	81.7
Operating profit	86.0	94.4
Interest expense	83.8	93.7
Other (income) expense, net	6.4	(20.5)
Loss on extinguishment of debt	17.0	—
Income (loss) from continuing operations before income taxes	(21.2)	21.2
Income taxes	(7.9)	37.2
Income (loss) from continuing operations	(13.3)	(16.0)
Income from discontinued operations, net of income taxes	217.4	77.4
Net income	$204.1	$61.4
Income (loss) from continuing operations per share
Basic	$(0.30)	$(0.30)
Diluted	$(0.30)	$(0.30)
* Exclusive of depreciation and amortization
Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations (including the gain on sale) are presented as one line item in the above table as "Income from discontinued operations, net of income taxes."
Overview
For the nine months ended September 30, 2022, we had revenue of $1,146.6 million compared with revenue of $1,092.9 million for the nine months ended September 30, 2021, an increase of 5%. Businesses acquired in the last 12 months accounted for an increase in revenue of $49.8 million or 4% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization decreased $5.5 million, or 7%, to $76.2 million for the nine months ended September 30, 2022, compared with $81.7 million for the nine months ended September 30, 2021. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and a reduction in assets placed in service.
Interest Expense
Interest expense decreased $9.9 million, or 11%, to $83.8 million for the nine months ended September 30, 2022, compared with $93.7 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a realized gain of $16.7 million related to the discontinuance of hedge accounting and termination of the interest rate swaps, as well as the prepayment of Term Loan B-6 and prepayment of $600 million of senior notes, partially offset by an increase in AFC interest. The average balance on the AFC securitization obligations increased and the average interest rate on the AFC securitization obligations increased to approximately 3.4% for the nine months ended September 30, 2022, as compared with approximately 2.4% for the nine months ended September 30, 2021.
Other (Income) Expense, Net
For the nine months ended September 30, 2022, we had other expense of $6.4 million compared with other income of $20.5 million for the nine months ended September 30, 2021. The increase in other expense was primarily attributable to unrealized losses on investment securities of approximately $6.5 million for the nine months ended September 30, 2022, compared with unrealized gains on investment securities of approximately $10.7 million for the nine months ended September 30, 2021, as well as a reduction in realized gains of approximately $27.2 million and an increase in foreign currency losses of $5.9 million, partially offset by a decrease in contingent consideration valuation adjustments of $20.1 million and a decrease in other miscellaneous items aggregating $3.3 million.
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the nine months ended September 30, 2022. The Company had unrealized losses of $6.5 million for the nine months ended September 30, 2022. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
Income Taxes
We had an effective tax rate of 37.3% resulting in a benefit on a pre-tax loss for the nine months ended September 30, 2022, compared with an effective tax rate of 175.5% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was favorably impacted by the state rate change impact on deferred taxes. The effective tax rate for the nine months ended September 30, 2021 was unfavorably impacted by the expense for the increase in the estimated value of contingent consideration for which no tax benefit has been recorded.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from KAR. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the nine months ended September 30, 2022 and 2021, the Company's financial statements included income from discontinued operations of $217.4 million and $77.4 million, respectively. For further discussion, reference the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, the change in the euro exchange rate decreased revenue by $18.1 million, operating profit by $0.6 million and net income by $0.3 million. For the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, the change in the Canadian exchange rate decreased revenue by $6.3 million, operating profit by $1.6 million and net income by $1.1 million.

Marketplace Results

	Nine Months Ended September 30,
(Dollars in millions, except per vehicle amounts)	2022	2021
Auction fees	$289.5	$298.4
Service revenue	444.0	415.5
Purchased vehicle sales	137.9	169.0
Total Marketplace revenue from continuing operations	871.4	882.9
Cost of services*	584.9	557.3
Gross profit*	286.5	325.6
Selling, general and administrative	315.8	292.4
Depreciation and amortization	70.1	74.6
Operating profit (loss)	$(99.4)	$(41.4)
Commercial vehicles sold	510,000	786,000
Dealer consignment vehicles sold	498,000	471,000
Total vehicles sold	1,008,000	1,257,000
Auction fees per vehicle sold	$287	$237
Gross profit per vehicle sold*	$284	$259
Gross profit percentage, excluding purchased vehicles*	39.1%	45.6%
On-premise mix	13%	14%
Off-premise mix	87%	86%
* Exclusive of depreciation and amortization
Revenue
Revenue from the Marketplace segment decreased $11.5 million, or 1%, to $871.4 million for the nine months ended September 30, 2022, compared with $882.9 million for the nine months ended September 30, 2021. The decrease in revenue was the result of a decrease in the number of vehicles sold, partially offset by an increase in average revenue per vehicle sold. Businesses acquired in the last 12 months accounted for an increase in revenue of $49.8 million. The change in revenue included the impact of decreases in revenue of $18.1 million and $5.6 million due to fluctuations in the euro exchange rate and the Canadian exchange rate, respectively.
On-premise marketplace sales are initiated online for vehicles at any of our locations across Canada and include ADESA Simulcast, Simulcast+ and DealerBlock sales. Off-premise marketplace sales are initiated online and include Openlane, BacklotCars, CARWAVE, TradeRev and ADESA Europe sales. The 20% decrease in the number of vehicles sold was comprised of a 35% decline in commercial volumes, partially offset by a 6% increase in dealer consignment volumes.
Auction fees per vehicle sold for the nine months ended September 30, 2022 increased $50, or 21%, reflecting higher vehicle values, the introduction of new dealer off-premise auction fees and a smaller mix of lower-fee commercial off-premise vehicles.
Service revenue for the nine months ended September 30, 2022 increased $28.5 million, or 7%, primarily as a result of an increase in repossession fees, platform fees provided by third-parties and transportation revenue, partially offset by a decrease in inspection service revenue resulting from the decrease in commercial vehicles sold.
Gross Profit
For the nine months ended September 30, 2022, gross profit for the Marketplace segment decreased $39.1 million, or 12%, to $286.5 million, compared with $325.6 million for the nine months ended September 30, 2021. Cost of services increased 5% for the nine months ended September 30, 2022, while revenue decreased 1% during the same period. Gross profit for the Marketplace segment was 32.9% of revenue for the nine months ended September 30, 2022, compared with 36.9% of revenue for the nine months ended September 30, 2021. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 39.1% and 45.6% for the nine months ended September 30, 2022 and 2021, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired in the last 12 months accounted for an increase in cost of services of $28.8 million for the nine months ended September 30, 2022.
Gross profit as a percentage of revenue decreased for the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021, primarily due to an increase in arbitration costs for vehicles sold on dealer-to-dealer platforms, an increase in lower margin transportation revenue, as well as a decrease in on-premise auction revenue in Canada without a corresponding decrease in direct costs. In addition, there were no benefits taken under the Canada Emergency Wage Subsidy in the first nine months of 2022, resulting in a reduction to gross profit as a percentage of revenue.
Selling, General and Administrative
Selling, general and administrative expenses for the Marketplace segment increased $23.4 million, or 8%, to $315.8 million for the nine months ended September 30, 2022, compared with $292.4 million for the nine months ended September 30, 2021, primarily as a result of increases in selling, general and administrative expenses associated with acquisitions of $12.3 million, professional fees of $8.8 million, stock-based compensation of $7.9 million, bad debt expense of $4.1 million, severance of $3.3 million and travel expenses of $1.6 million, partially offset by decreases in medical expenses of $2.6 million, incentive-based compensation of $1.8 million, fluctuations in the Canadian exchange rate of $1.5 million, compensation expense of $1.3 million, telecom expenses of $1.0 million and reductions in other miscellaneous expenses aggregating $8.5 million. In addition, the Employee Retention Credit provided under the Canada Emergency Wage Subsidy was $2.1 million less for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021.
Finance Results

	Nine Months Ended September 30,
(Dollars in millions except volumes and per loan amounts)	2022	2021
Finance-related revenue
Interest income	$143.1	$100.0
Fee income	127.2	108.0
Other revenue	7.7	6.4
Provision for credit losses	(2.8)	(4.4)
Total Finance revenue	275.2	210.0
Cost of services*	47.4	41.0
Gross profit*	227.8	169.0
Selling, general and administrative	36.3	26.1
Depreciation and amortization	6.1	7.1
Operating profit	$185.4	$135.8
Loan transactions	1,170,000	1,079,000
Revenue per loan transaction	$235	$195
* Exclusive of depreciation and amortization
Revenue
For the nine months ended September 30, 2022, the Finance segment revenue increased $65.2 million, or 31%, to $275.2 million, compared with $210.0 million for the nine months ended September 30, 2021. The increase in revenue was primarily the result of a 21% increase in revenue per loan transaction and an 8% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $40, or 21%, primarily as a result of an increase in loan values, an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 300 basis points in the first nine months of 2022), an increase in floorplan fees and other fee income per unit and a decrease in provision for credit losses for the nine months ended September 30, 2022.
The provision for credit losses decreased to 0.1% of the average managed receivables for the nine months ended September 30, 2022 from 0.3% for the nine months ended September 30, 2021.

Gross Profit
For the nine months ended September 30, 2022, gross profit for the Finance segment increased $58.8 million, or 35%, to $227.8 million, or 82.8% of revenue, compared with $169.0 million, or 80.5% of revenue, for the nine months ended September 30, 2021. The increase in gross profit as a percent of revenue was primarily the result of a 31% increase in revenue, partially offset by a 16% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $2.6 million, incentive-based compensation of $2.0 million, lot check expenses of $1.3 million and credit check expenses of $0.5 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $10.2 million, or 39%, to $36.3 million for the nine months ended September 30, 2022, compared with $26.1 million for the nine months ended September 30, 2021 primarily as a result of increases in stock-based compensation of $2.5 million, compensation expense of $1.8 million, professional fees of $1.7 million, incentive-based compensation of $1.3 million, information technology costs of $0.9 million and other miscellaneous expenses aggregating $2.0 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	September 30,	December 31,	September 30,
(Dollars in millions)	2022	2021	2021
Cash and cash equivalents	$148.7	$177.6	$606.6
Restricted cash	28.9	25.8	52.4
Working capital	382.5	382.5	771.5
Amounts available under the Revolving Credit Facility*	209.0	325.0	325.0
Cash provided by operating activities for the nine months ended	13.5		213.1
*    There were related outstanding letters of credit totaling approximately $19.0 million, $27.6 million and $27.6 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, which reduced the amount available for borrowings under the Revolving Credit Facility.
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
Approximately $121.8 million of available cash was held by our foreign subsidiaries at September 30, 2022. If funds held by our foreign subsidiaries were to be repatriated, we expect any applicable taxes to be minimal.
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
The Revolving Credit Facility, with a maturity date of September 19, 2024, is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans.
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
As of September 30, 2022, $116.0 million was drawn on the Revolving Credit Facility. We had related outstanding letters of credit in the aggregate amount of $19.0 million and $27.6 million at September 30, 2022 and December 31, 2021, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $29.4 million (€30 million) of which $17.6 million was drawn at September 30, 2022.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at September 30, 2022.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at September 30, 2022.

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at 101.281% currently and at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.3 million in the third quarter of 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid.
Expected Use of Proceeds from the Transaction
The Company generated gross proceeds from the sale of the U.S. physical auction business of approximately $2.2 billion. The Transaction closed in May 2022. Under terms of the Credit Agreement, net cash proceeds from the Transaction were used to repay Term Loan B-6 within three days of the Transaction. The Company also prepaid $600 million of the senior notes in August 2022. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. Therefore, at September 30, 2022, $150.0 million of the remaining senior notes are classified as current debt. The Company is required to redeem or repay the current portion of senior notes by May 9, 2023, subject to the terms of the indenture governing our senior notes.
Liquidity
At September 30, 2022, $150.0 million of the remaining senior notes are classified as current debt, as the terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. As of September 30, 2022, $116.0 million was drawn on the Revolving Credit Facility and is classified as current debt based on the Company’s past practice of using the Revolving Credit Facility for short term borrowings. However, the terms of the Revolving Credit Facility do not require repayment until maturity at September 19, 2024.
At September 30, 2022, cash totaled $148.7 million and there was an additional $190.0 million available for borrowing under the Revolving Credit Facility (net of $19.0 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated without significant taxes or penalties.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at September 30, 2022.
In September 2022, AFC and AFC Funding Corporation entered into the Tenth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.70 billion to $2.0 billion and extended the facility's maturity date from January 31, 2024 to January 31, 2026. In addition, the discount rate is now based on the SOFR reference rate, provisions designed to provide additional lending and operational flexibility were modified or added and provisions providing for a mechanism for determining an alternative rate of interest were modified. We capitalized approximately $10.5 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$225 million at September 30, 2022. In September 2022, AFCI entered into the Sixth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 31, 2024 to January 31, 2026. In addition, provisions designed to provide additional lending and operational flexibility were modified or added. We capitalized approximately $1.1 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

AFC managed total finance receivables of $2,555.1 million and $2,529.0 million at September 30, 2022 and December 31, 2021, respectively. AFC's allowance for losses was $21.5 million and $23.0 million at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, $2,529.1 million and $2,482.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,707.8 million and $1,692.3 million of obligations collateralized by finance receivables at September 30, 2022 and December 31, 2021, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $20.9 million and $15.1 million at September 30, 2022 and December 31, 2021, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At September 30, 2022, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended September 30, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(35.8)	$36.3	$0.5
Add back:
Income taxes	(5.6)	12.3	6.7
Interest expense, net of interest income	8.6	22.3	30.9
Depreciation and amortization	22.4	1.9	24.3
Intercompany interest	2.4	(2.4)	—
EBITDA	(8.0)	70.4	62.4
Non-cash stock-based compensation	2.8	0.7	3.5
Loss on extinguishment of debt	9.3	—	9.3
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(20.2)	(20.2)
Severance	1.4	0.1	1.5
Foreign currency (gains)/losses	4.1	—	4.1
Net change in unrealized (gains) losses on investment securities	—	0.3	0.3
Professional fees related to business improvement efforts	2.7	0.5	3.2
Other	5.1	—	5.1
Total addbacks/(deductions)	25.7	(18.6)	7.1
Adjusted EBITDA	$17.7	$51.8	$69.5

	Three Months Ended September 30, 2021
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(49.9)	$23.0	$(26.9)
Add back:
Income taxes	3.4	6.9	10.3
Interest expense, net of interest income	21.4	10.3	31.7
Depreciation and amortization	25.2	2.2	27.4
Intercompany interest	—	—	—
EBITDA	0.1	42.4	42.5
Non-cash stock-based compensation	3.0	0.6	3.6
Acquisition related costs	2.1	—	2.1
Securitization interest	—	(7.9)	(7.9)
Severance	0.8	—	0.8
Foreign currency (gains)/losses	0.1	—	0.1
Contingent consideration adjustment	4.4	—	4.4
Net change in unrealized (gains) losses on investment securities	—	20.9	20.9
Other	0.1	—	0.1
Total addbacks/(deductions)	10.5	13.6	24.1
Adjusted EBITDA	$10.6	$56.0	$66.6

	Nine Months Ended September 30, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(111.5)	$98.2	$(13.3)
Add back:
Income taxes	(40.9)	33.0	(7.9)
Interest expense, net of interest income	30.8	50.8	81.6
Depreciation and amortization	70.1	6.1	76.2
Intercompany interest	3.1	(3.1)	—
EBITDA	(48.4)	185.0	136.6
Non-cash stock-based compensation	18.9	4.3	23.2
Loss on extinguishment of debt	17.0	—	17.0
Acquisition related costs	0.9	—	0.9
Securitization interest	—	(44.9)	(44.9)
(Gain)/Loss on asset sales	(0.1)	—	(0.1)
Severance	7.7	0.5	8.2
Foreign currency (gains)/losses	8.6	—	8.6
Net change in unrealized (gains) losses on investment securities	—	6.5	6.5
Professional fees related to business improvement efforts	10.7	1.4	12.1
Other	6.4	0.2	6.6
Total addbacks/(deductions)	70.1	(32.0)	38.1
Adjusted EBITDA	$21.7	$153.0	$174.7

	Nine Months Ended September 30, 2021
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(112.4)	$96.4	$(16.0)
Add back:
Income taxes	5.1	32.1	37.2
Interest expense, net of interest income	64.1	29.0	93.1
Depreciation and amortization	74.6	7.1	81.7
Intercompany interest	0.2	(0.2)	—
EBITDA	31.6	164.4	196.0
Non-cash stock-based compensation	11.1	1.9	13.0
Acquisition related costs	5.0	—	5.0
Securitization interest	—	(21.5)	(21.5)
(Gain)/Loss on asset sales	—	(0.8)	(0.8)
Severance	1.6	0.2	1.8
Foreign currency (gains)/losses	2.7	—	2.7
Contingent consideration adjustment	20.1	—	20.1
Net change in unrealized (gains) losses on investment securities	—	(10.7)	(10.7)
Other	0.5	(0.2)	0.3
Total addbacks/(deductions)	41.0	(31.1)	9.9
Adjusted EBITDA	$72.6	$133.3	$205.9

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters (total KAR results, including the ADESA U.S. physical auctions shown as discontinued operations). The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
Net income (loss)	$5.1	$(0.3)	$210.2	$(5.8)	$209.2
Less: Income from discontinued operations	(10.1)	8.1	215.6	(6.3)	207.3
Income (loss) from continuing operations	15.2	(8.4)	(5.4)	0.5	1.9
Add back:
Income taxes	(22.1)	(4.7)	(9.9)	6.7	(30.0)
Interest expense, net of interest income	31.7	25.5	25.2	30.9	113.3
Depreciation and amortization	28.2	26.0	25.9	24.3	104.4
EBITDA	53.0	38.4	35.8	62.4	189.6
Non-cash stock-based compensation	1.3	5.2	14.5	3.5	24.5
Loss on extinguishment of debt	—	—	7.7	9.3	17.0
Acquisition related costs	2.1	0.3	0.3	0.3	3.0
Securitization interest	(8.3)	(10.4)	(14.3)	(20.2)	(53.2)
(Gain)/Loss on asset sales	0.1	(0.1)	—	—	—
Severance	1.5	3.4	3.3	1.5	9.7
Foreign currency (gains)/losses	1.1	1.2	3.3	4.1	9.7
Contingent consideration adjustment	4.2	—	—	—	4.2
Net change in unrealized (gains) losses on investment securities	9.3	3.0	3.2	0.3	15.8
Professional fees related to business improvement efforts	—	8.1	0.8	3.2	12.1
Other	—	—	1.5	5.1	6.6
Total addbacks/(deductions)	11.3	10.7	20.3	7.1	49.4
Adjusted EBITDA from continuing ops	$64.3	$49.1	$56.1	$69.5	$239.0
Adjusted EBITDA from discontinued ops	33.6	22.6	2.2	—	58.4
Adjusted EBITDA	$97.9	$71.7	$58.3	$69.5	$297.4

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Net cash provided by (used by):
Operating activities - continuing operations	$13.5	$213.1
Operating activities - discontinued operations	(435.6)	142.4
Investing activities - continuing operations	(87.4)	(396.0)
Investing activities - discontinued operations	2,066.4	(19.0)
Financing activities - continuing operations	(1,566.1)	(103.0)
Financing activities - discontinued operations	10.8	40.2
Effect of exchange rate on cash	(27.4)	(3.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25.8)	$(125.3)
Cash flow provided by operating activities (continuing operations) was $13.5 million for the nine months ended September 30, 2022, compared with $213.1 million for the nine months ended September 30, 2021. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends, partially offset by a net increase in non-cash item adjustments.
Net cash used by investing activities (continuing operations) was $87.4 million for the nine months ended September 30, 2022, compared with $396.0 million for the nine months ended September 30, 2021. The decrease in net cash used by investing activities was primarily attributable to:
•a decrease in the additional finance receivables held for investment of approximately $246.5 million;
•a decrease in cash used for acquisitions of $79.4 million; and
•a decrease in investments in securities of approximately $15.4 million;
partially offset by:
•a decrease in the proceeds from sale of investments of approximately $32.4 million.
Net cash used by financing activities (continuing operations) was $1,566.1 million for the nine months ended September 30, 2022, compared with $103.0 million for the nine months ended September 30, 2021. The increase in net cash used by financing activities was primarily attributable to:
•the prepayment of Term Loan B-6 in May 2022, which resulted in an increase in Term Loan B-6 debt payments of $921.5 million;
•the prepayment of a portion of the senior notes and the related costs in August 2022, which resulted in an increase in senior notes payments of $606.1 million; and
•a decrease in the additional obligations collateralized by finance receivables of approximately $83.0 million;
partially offset by:
•a net increase in the borrowings from lines of credit of approximately $132.0 million; and
•a decrease in the repurchase of common stock of approximately $48.7 million.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2022 and 2021 approximated $45.8 million and $47.6 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $75 - $80 million for fiscal year 2022. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the three months ended September 30, 2022, the holders of the Series A Preferred Stock received a cash dividend aggregating $11.1 million and for the nine months ended September 30, 2022, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
Recent Development
On October 31, 2022, the Company closed on the sale of excess land in Montreal. This transaction will result in a gain of approximately $32 million.
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
•$600 million principal amount of the senior notes were prepaid with proceeds from the Transaction.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 to the Unaudited Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a much lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $4.1 million and $8.6 million for the three and nine months ended September 30, 2022, respectively, and approximately $0.1 million and $2.7 million for the three and nine months ended September 30, 2021. Canadian currency translation negatively affected net income by approximately $0.5 million and $1.1 million for the three and nine months ended September 30, 2022 and positively affected net income by approximately $0.8 million and $2.8 million for the three and nine months ended September 30, 2021, respectively. A 1% change in the month-end Canadian exchange rate for September 30, 2022 would have impacted foreign currency losses on intercompany loans by $0.2 million and net income by $0.1 million. A 1% change in the month-end euro exchange rate for September 30, 2022 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.4 million. A 1% change in the average Canadian exchange rate for the three and nine months ended September 30, 2022 would have impacted net income by approximately $0.2 million and $0.5 million. Currency exposure of our U.K. and Mexican operations is not material to the results of operations.
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
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three and nine months ended September 30, 2022 would have resulted in an increase in interest expense of approximately $0.1 million and $1.9 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
Before deciding to invest in our Company, in addition to the other information contained in our Annual Report on Form 10-K and other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and the factors discussed in Part II, "Item 1A. Risk Factors" in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. The risks described in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, including our ability to access capital and macroeconomic conditions and geopolitical events, are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
July 1 - July 31	288,108	$15.73	288,108	$222.4
August 1 - August 31	2,617,336	15.14	2,617,336	182.8
September 1 - September 30	404,083	14.45	404,083	176.9
Total	3,309,527	$15.11	3,309,527

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.7	*	Employment Agreement dated September 4, 2020, between KAR Auction Services, Inc. and Justin Davis	10-Q	001-34568	10.7	5/4/2022

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.8	2/18/2021

10.9	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

10.10a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.10b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.10c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.10d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.10e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.10f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.11	+
Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal
							X

10.12	+	Sixth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada					X

10.13		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.14a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.14b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.14c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex 1	4/23/2021

10.15	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.16a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.17	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.18	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.19	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.20	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.21	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.22	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.23	*	Form of 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.24	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.25	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)					X

10.26		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.27		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.28		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.29		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.30a		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.30b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.31		Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.32		Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (iii) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	November 2, 2022	/s/ ERIC M. LOUGHMILLER
Eric M. Loughmiller Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)