Form 10-K
period 2022-12-31
KAR Auction Services, Inc.
filed 2023-03-09
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $1,686,694,032 at June 30, 2022.
As of February 15, 2023, 108,919,230 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "OPENLANE"), BacklotCars, Inc. ("BacklotCars"), CARWAVE LLC ("CARWAVE"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited ("ADESA U.K.") and ADESA Europe NV and its subsidiaries ("ADESA Europe");
•"ADESA U.S. physical auction business," "ADESA U.S. physical auctions" and "ADESA U.S." refer to the auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers, which were sold to Carvana Group, LLC (together with Carvana Co. and its subsidiaries, "Carvana") in May 2022;
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
•"Credit Facility" refers to the $950 million, senior secured term loan B-6 facility due September 19, 2026 ("Term Loan B-6"), of which the outstanding amount was fully repaid in 2022, and the $325 million, senior secured revolving credit facility due September 19, 2024 (the "Revolving Credit Facility"), the terms of which are set forth in the Credit Agreement;
•"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities;
•"KAR Auction Services" refers to KAR Auction Services, Inc., and not to its subsidiaries;
•"Senior notes" refers to the 5.125% senior notes due 2025 ($350 million aggregate principal was outstanding at December 31, 2022); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 and 612,676 shares of Series A Preferred Stock were outstanding at December 31, 2022 and 2021, respectively).

PART I
Item 1.    Business
Overview
We are a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful.
In 2022, our marketplaces facilitated the sale of approximately 1.3 million used vehicles. Vehicles on our marketplaces are typically sold by commercial sellers including vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies, as well as used vehicle dealers, to franchised and independent used vehicle dealers. We generate revenue through auction fees charged to vehicle sellers and buyers as well as by providing value-added ancillary products and services, including transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and, generally, we do not take title to, nor ownership of, vehicles sold through our marketplaces.
For our commercial sellers, our OPENLANE software platform supports more than 40 private label digital remarketing sites and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers.
For dealer customers, the Company also operates BacklotCars and TradeRev digital marketplace platforms that facilitate real-time transactions between automotive dealers, coast-to-coast in the United States and Canada. The CARWAVE digital auction platform was integrated with BacklotCars in the fourth quarter of 2022, adding additional features and functionality to the BacklotCars marketplace, including a live auction format that allows dealers to sell and source inventory in a fast-paced, head-to-head bidding environment.
An important component of our services to buyers is providing short-term inventory-secured financing, known as floorplan financing. This is provided primarily to independent used vehicle dealers through our wholly-owned subsidiary, AFC, which has approximately 100 locations throughout North America.
The Company also operates the ADESA Simulcast and Simulcast+ technology that supports marketplace sales at our vehicle logistics centers in Canada. This proprietary technology is also sold and licensed to other auction providers, including independent auctions in North America. The Company also owns and operates ADESA U.K., an online wholesale used vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale vehicle marketplace in Continental Europe. In January 2023, ADESA U.K. and ADESA Europe were consolidated into one platform. We believe our geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used vehicles.
Utilizing our proprietary technology, we also provide auction platforms for third parties. Generally, this revenue is generated on a per vehicle basis, but we do not include these transactions in our vehicle sold numbers.
In May 2022, the ADESA U.S. physical auction business was sold to Carvana and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S.
Our Corporate History
ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995, and then became public again in 2004. KAR was incorporated in 2006 and acquired ADESA and IAA in 2007, taking ADESA private. KAR became a public company in 2009. In 2019, IAA was separated from KAR through a tax-free spin-off and now operates as a separate public company (NYSE: IAA). In 2022, KAR sold the ADESA U.S. physical auction business to Carvana.
Our Industry
Wholesale used vehicles are generally sold through marketplaces that bring together sellers and buyers to facilitate transactions. Wholesale used vehicles include vehicles from dealers turning their inventory, off-lease vehicles, vehicles repossessed by financial institutions and rental and other fleet vehicles that have reached a predetermined age or mileage. The following are key industry highlights:

Wholesale Used Vehicle Industry Volumes
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 20 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America through our OPENLANE technology. We believe digital applications, such as BacklotCars and TradeRev, may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and current market conditions facing the automotive industry, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry.
Wholesale Used Vehicle Market
In the North American wholesale used vehicle marketplace industry, the largest providers of physical auctions include Manheim, a subsidiary of Cox Enterprises, Inc., and the ADESA U.S. physical auction business. In the North American wholesale used vehicle marketplace industry, the largest providers of digital marketplaces include the Company and ACV Auctions. There are several other providers in the market of varying size. Over the last several years, industry transactions have been increasingly shifting from physical marketplace venues to digital marketplace channels. This shift has attracted the entry of several new technology-driven marketplace participants, who are generally smaller in size and service more select segments of buyers and sellers.
Floorplan Financing
An important component of the wholesale used vehicle industry is the availability of short-term inventory-secured financing, known as floorplan financing. By providing buyers (primarily independent used vehicle dealers) access to capital, the independent used vehicle dealers are able to place inventory on their lots. AFC and its competitors play a significant role in the wholesale used vehicle industry by providing liquidity in our marketplaces. In addition, AFC's floorplan financing also supports independent used vehicle dealers with non-auction purchases and value-added services that generate fee-based, non-interest revenue.
Our Business Strategy
KAR’s strategy is to build the world’s greatest digital marketplaces for used vehicles, and we are advancing this strategy by fulfilling our purpose, to make wholesale easy so our customers can be more successful. This progressive strategy reflects the shifting landscape of the remarketing industry and automotive sector, the evolving needs and expectations of our customers and the opportunities that emerged and accelerated with the onset of the global COVID-19 pandemic in 2020. The strategy builds on KAR’s integrated technology, broad data analytics capabilities, and portfolio of financing, logistics, reconditioning and other remarketing solutions.
We are committed to the digital transformation of wholesale automotive remarketing. We believe digital platforms benefit sellers by attracting a larger buyer-base, providing greater flexibility around when and where to launch sales, and enabling more advanced and targeted marketing techniques. We believe buyers benefit from digital platforms through greater transparency, access to inventory beyond their local market, and the ability to browse, bid and buy safely and conveniently from any location, on any device, at any time. For KAR, going digital enables a faster, more agile and asset-light operating model, which should in turn deliver greater value to our stakeholders.
KAR has identified five strategic priorities that we believe will advance our strategy and continue to position our company for the future. Those priorities are:
•Digital transformation;
•Growing dealer consignment;
•Expanding our commercial business;
•Delivering strong performance in our floorplan business; and
•Simplification.
Digital transformation: The cornerstone of digital transformation is technology, so we intend to continue to invest in our digital platforms, data analytics capabilities and digital talent to power our marketplaces. We are transforming our operating model and enabling functions to support KAR’s digital future.

•Enabling capabilities: We understand that as transactions become more digital, our capabilities need to evolve to meet the increased customer needs and expectations in a digital marketplace. We are enhancing our imaging, inspection and vehicle representation capabilities to more closely simulate seeing and touching a vehicle in person. We also intend to continue to build on and diversify our data and analytics capabilities, providing our customers with actionable information to help them make better, more informed buying and selling decisions.
•Talent: Our shift to a digital model has enabled us to become a more efficient organization. We are reducing our overall cost structure while increasing resource levels in our technology, engineering, analytics and product development teams. We will continue to evaluate our talent pool and seek new talent where necessary to advance our strategy and support our customers.
•Vehicle logistics center locations and operations: In our Canadian market, our vehicle logistics center locations provide comprehensive services to on-premise and off-premise customers, including inspection, reconditioning, mechanical work, storage and logistics.
Growing dealer consignment: The dealer consignment business represents approximately one-third of the Company’s historical transactional volume, and we believe this is an area with significant opportunity for growth. Over the past several years, KAR has completed three strategic acquisitions to help capture greater share in this space: BacklotCars, CARWAVE and TradeRev. The platforms provide dealers with fast, easy, mobile-app solutions to sell and source inventory from other dealers. They also provide comprehensive vehicle condition reports, greater transparency into bidding activity, and real-time market price discovery on listed vehicles. The Company is integrating and leveraging technology, capabilities and staff from these businesses to deliver what we believe will be the best digital dealer-to-dealer solution in the market.
Expanding our commercial business: The commercial consignment business represents approximately two-thirds of the Company’s historical transactional volume, and growing our share in this area remains a strategic priority. The foundation of KAR’s commercial offering is OPENLANE, the digital platform powering more than 40 private label websites for our commercial OEM and financial institution consignor customers. We continue to invest in staff and technology to enhance the digital experience for our commercial customers using any of our multiple platforms.
Delivering strong performance in our floorplan business: AFC is a leading provider of floorplan financing and affiliated solutions to independent dealers across North America. We are focused on increasing the attach rate of our finance offerings across our marketplaces, growing share across the broader floorplan finance market, and deploying innovative new, non-interest, fee-based services and offerings. Additionally, AFC maintains best-in-class safeguards and processes to identify, mitigate and manage risk across their portfolio. We believe AFC’s local presence, centralized services and processing, and their pipeline of innovation position the floorplan business well for continued growth and contribution to KAR’s overall results.
Simplification: Ultimately, the transition to a fully digital business enables us to simplify our business which will benefit our customers, our employees and our stockholders. We are actively consolidating technology platforms to leverage the best features and capabilities from across our offerings, provide dealers with greater choice and flexibility, and deliver an easier, more streamlined customer experience. We are also working towards centralizing many key customer support and administrative functions to ensure a faster, more predictable and consistent experience for our customers. As these consolidation efforts progress, we expect increased engagement from our dealers, increased efficiency in our technology development and operations, and improved results across our marketplace business. Additionally, a more simplified business will help us focus our investments, accelerate the pace of innovation and manage our operating costs to the evolving market realities of our business.
Our Business Segments
We operate as two reportable business segments: Marketplace (formerly referenced as ADESA Auctions) and Finance (formerly referenced as AFC). Our revenues for the year ended December 31, 2022 were distributed as follows: Marketplace 75% and Finance 25%.
Marketplace
Overview
KAR is committed to leading the digital transformation of the wholesale automotive remarketing industry and supporting our customers by providing fast and transparent digital marketplaces for buying and selling used vehicles. In May 2022, the ADESA U.S. physical auction business was sold to Carvana and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the United States. The ADESA U.S. physical auction business was formerly a part of the Marketplace segment.

With the sale of these physical auctions, we further aligned our operations with our digital strategy and reinforced our commitment to leading the digital transformation of our industry. The Marketplace segment serves a domestic and international customer base through digital marketplaces for wholesale vehicles that allow the buyers to inspect and compare vehicles. Our marketplace offerings allow us to offer vehicles for sale from any location. Our vehicle logistics centers in Canada facilitate on-premise marketplace sales utilizing primarily our ADESA Simulcast and Simulcast+ technology. Digital marketplace sales are initiated online and include OPENLANE, BacklotCars, TradeRev and ADESA Europe sales. The CARWAVE digital marketplace was integrated with BacklotCars in the fourth quarter of 2022.
Vehicles available on our marketplaces include vehicles from commercial customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other fleet vehicles that have reached a predetermined age or mileage, as well as vehicles from used vehicle dealers turning their inventory. The number of vehicles offered for sale on our marketplaces is the key driver of our costs incurred, and the number of vehicles sold is the key driver of the revenues generated by our marketplaces.
We offer online and mobile wholesale vehicle marketplaces, as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We transfer the vehicles and ownership to the buyer and the net funds to the seller. Our online marketplaces function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or via marketplace sales that last for a few hours, days or even weeks. We also provide customized "private label" selling systems (including "buy now" functionality as well as other online sales formats) for our customers. At most ADESA Canada vehicle logistics center locations, vehicles are typically offered for sale on at least a weekly basis and the marketplace sales are streamed using our ADESA Simulcast and Simulcast+ technology so that remote bidders can participate via our online products.
We generate revenue from auction fees paid by vehicle buyers and sellers, as well as fees from related services. Generally, we do not take title to or bear the risk of loss for vehicles sold on our marketplaces. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller.
We also sell vehicles that have been purchased, which represent approximately 1% of the total volume of vehicles sold. The vehicles that are purchased by us (as opposed to consigned) are remarketed on our own behalf through our marketplace platforms. Since these vehicle titles transfer to us, the entire selling and purchase price of the vehicle is recorded as revenue and cost of services upon sale.
Customers
Suppliers of vehicles to our digital marketplaces primarily include (i) vehicle manufacturers and their captive finance subsidiaries, vehicle rental companies, financial institutions, and commercial fleets and fleet management companies (collectively "commercial customers"); and (ii) franchised and independent used vehicle dealers (collectively "dealer customers"). Buyers of vehicles on our marketplace platforms primarily include dealer customers.
Services
Our digital marketplaces also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a "one-stop shop" to service our customers' needs. These services include pre and post-sale inspections, key replacement, transportation and logistics, title services and floorplan financing. For vehicles at our vehicle logistics centers, we can also provide reconditioning and mechanical work. Many of these services may be provided or purchased independently from the marketplaces, including:

Services	Description
Digital Marketplace Services	We provide marketing and advertising for the vehicles on our marketplaces, dealer registration, storage and security of consigned inventory, marketplace vehicle registration, condition report processing, photo services, pre-sale lineups, sales of vehicles by licensed auctioneers, arbitration of disputes, post-sale inspections, title processing, clearing of funds and sales results reports.

Transportation Services	We provide transportation services utilizing our own equipment and personnel as well as licensed and insured third party carriers. Through our subsidiary, CarsArrive, and its proprietary system which provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments. The same system is generally utilized across our marketplaces; however, CarsArrive also arranges transportation for vehicles not sold on our marketplaces.
Reconditioning Services	Our vehicle logistics centers provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair. Key replacement services are primarily provided by our subsidiary, High Tech Locksmiths ("HTL") and are also offered to digital marketplace participants and other non-marketplace customers.
Inspection Services	We inspect many of the vehicles that are offered for sale in our marketplaces through a combination of our employees and third parties using our proprietary technologies. In addition, AutoVIN provides vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. The same technology is utilized at our vehicle logistics center locations, and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures, video and sound facilitates dealers sourcing vehicles digitally.
Title and Repossession Administration and Remarketing Services	PAR provides end-to-end management of the remarketing process for repossession customers including titling, repossession administration, inventory management, marketplace selection, pricing and vehicle representation. Recovery Database Network, Inc. ("RDN") is a specialized provider of B2B software and data solutions for automotive lenders and repossession companies. Clearplan is closely integrated with RDN, providing users with convenient data-flows and access to its recovery management platform.
Vehicle Research Services	Through our subsidiary, Autoniq, we provide dealers real-time vehicle information such as pricing, history reports and market guides. Autoniq's mobile app allows dealers to scan VINs using their mobile device, view marketplace offered lists and instantly access vehicle history reports and market value reports. Autoniq offers access to vehicle history resources such as CARFAX and AutoCheck, as well as pricing guides such as Black Book, Kelley Blue Book, J.D. Power and Galves. Our offering also includes a comprehensive wholesale and retail market report for all markets in the United States.
Sales and Marketing
Our sales and marketing approach is to develop strong, mutually beneficial and long-lasting relationships with our customers. We have relationship managers for the various commercial customers, including vehicle manufacturers, fleet companies, rental car companies, finance companies and others. These relationship managers focus on current trends and customer needs for their respective customers in order to better coordinate our sales effort and service offerings.
We also have local sales representatives who have experience in the used vehicle business and an intimate knowledge of local markets. These local representatives focus on the dealer sellers and buyers and are complemented by a centralized team of inventory consultants matching buyers and inventory. Both the local sales representatives and the inventory consultants are managed by a corporate-level team focused on developing and implementing standard best practices and expanding relationships with major dealer groups. We believe this combination of a centralized structure with decentralized resources enhances relationships with the local dealer community and may further increase dealer consignment business on our marketplaces.
We also provide market analysis to our customers, as they use analytical techniques in making their remarketing decisions.

Online Solutions
Our current online solutions include:

Marketplace Technology	Description
ADESA Simulcast® / Simulcast+®	Our live digital bidding solution, ADESA Simulcast®, operates in our marketplaces, including in concert with our ADESA Canada marketplaces, and provides registered buyers with the opportunity to participate in live auction marketplace sales. Potential buyers bid online in real time along with the live local bidders and other online bidders via a simple, web-based interface. ADESA Simulcast® provides live real-time streaming audio and video from the physical location as well as still images of vehicles and other data. On-premise buyers can inspect and evaluate the vehicle while online buyers can review comprehensive vehicle detail and inspection data on our marketplaces. Simulcast+ is a fully digital marketplace technology that is operated remotely and facilitates sequential sales, virtual interaction between sellers and buyers, and audio and visual cues that simulate the on-premise bidding. In addition to being utilized in our marketplaces, the ADESA Simulcast and Simulcast+ technology is also sold and licensed to other auction providers.
ADESA.ca, ADESA.com, ADESA.eu, ADESA.co.uk, ADESA DealerBlock® and Openlane.com	These platforms provide for either a real-time or "bulletin-board" marketplace for consigned inventory. We also utilize these platforms to provide certain selling capabilities for our consignors that facilitate the sale of vehicles prior to their arrival at a vehicle logistics center. Marketplace sales can be either closed (restricted to certain eligible dealers) or open (available to all eligible dealers) and inventory feeds of vehicles are automated with many customers' systems as well as third party providers that are integrated with various dealer management systems. Oftentimes, the vehicles offered for sale prior to their arrival at a vehicle logistics center are "private-labeled" for the consignors.
BacklotCars	This mobile app and web-based dealer-to-dealer wholesale platform is utilized in the United States and features a 24/7 "bid-ask" marketplace offering vehicles with comprehensive inspections performed by automobile mechanics. CARWAVE was integrated with BacklotCars in the fourth quarter of 2022, combining the best features and functionality of both marketplaces and provides buyers and sellers the choice of marketplace sale formats – the traditional BacklotCars bid-ask environment or a new, live sale format where buying dealers bid head-to-head for available inventory.
TradeRev	This mobile app-based marketplace is utilized in Canada and facilitates 45-minute live-bidding sales between sellers and buyers. Dealers can sell and source inventory directly from their smartphone, tablet or desktop. TradeRev also offers comprehensive inspection and vehicle history information and provides dealers with additional data-driven vehicle recommendations and insights to help them make more informed buying and selling decisions.
Competition
In the North American wholesale used vehicle industry, we compete with physical auction providers including Manheim and others. We also compete with several digital marketplace providers, including ACV Auctions and others. In addition, used car retailers, such as CarMax, have developed proprietary platforms for selling vehicles to other dealers. In the United States, competition is strongest with Manheim for the supply of used vehicles from national commercial customers. In Canada, we are the largest wholesale used vehicle marketplace operator. The supply of vehicles from dealers is dispersed among all of the marketplace and auction competitors in the used vehicle market.
The wholesale used vehicle industry is highly fragmented in Europe. Our digital marketplaces primarily compete with large European digital remarketers, including BCA Group and others. There are also a number of small independent auction operations throughout Europe.

Finance
Overview
AFC is a leading provider of floorplan financing to independent used vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent used vehicle dealers through locations throughout North America. In 2022, AFC serviced approximately 1.6 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
In addition, AFC provides liquidity for customer trade-ins which encompasses settling lien holder payoff. We also provide title services for our customers. These services are provided through AFC's digital servicing network as well as its physical locations throughout North America.
Customers and Locations
Floorplan financing primarily supports independent used vehicle dealers in North America who purchase vehicles on our marketplaces or those of our competitors and for non-auction purchases. In 2022, approximately 87% of the vehicles floorplanned by AFC were vehicles purchased by dealers on our marketplaces or through a competitor. Our ability to provide floorplan financing facilitates the growth of vehicle sales on our marketplaces. As of December 31, 2022, we serviced customers through approximately 100 locations in markets with a significant concentration of AFC customers. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk and build customer relationships.
As of December 31, 2022, AFC had approximately 12,400 active dealers with an average line of credit of approximately $370,000 and no one dealer representing greater than 1.1% of our portfolio. An average of approximately 15 vehicles per active dealer were floorplanned with an approximate average value outstanding of $13,500 per vehicle as of December 31, 2022.
Sales and Marketing
AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as location-based sales and customer service representatives, who service our dealers at our vehicle logistics centers or competitors where they replenish and rotate vehicle inventory. These largely local efforts are handled by field personnel. AFC's corporate-level team and Business Development Center also provide sales and marketing support to AFC field personnel by helping to identify new dealer opportunities, generating new leads through digital channels, and coordinating promotional activity with our marketplace platforms, competitor auctions and other vehicle supply sources. AFC also relies on the utilization of actionable data to drive the business forward (predictive modeling from historical and real-time data).
Credit
Our procedures, proprietary systems and data enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our field network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 90 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days if the dealer makes payment towards principal and pays accrued fees and interest.
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

Collateral Management
Collateral management is an integral part of daily operations at each AFC location, including our corporate headquarters. AFC's proprietary system facilitates this daily collateral management by providing real-time access to dealer information and enables field and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Field personnel are proactive in managing collateral by monitoring loans and notifying dealers that payments are coming due. In addition, approximately 60,000 routine audits, or inventory audits, are performed annually on the dealers' lots through our AutoVIN subsidiary. The audit reconciliation process is centralized in order to better mitigate risk and make field personnel time available to focus on the customer. Poor results from inventory audits typically require personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's collections department.
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
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $2.0 billion from a third-party facility for U.S. finance receivables at December 31, 2022. The agreement expires on January 31, 2026.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$225 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 31, 2026. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
Competition
AFC provides short-term dealer floorplan financing of wholesale vehicles primarily to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, a subsidiary of Cox Enterprises, Inc., other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local customers. Such entities typically service only one or a small number of auctions.
Some of our industry competitors who operate wholesale used vehicle marketplaces on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on a relationship basis, focusing on quality of service, convenience of payment, scope of services offered to solve customer pain points and consistent commitment to the sector. This and our long-term relationships with customers have been established over time and act as a competitive strength for us.
Seasonality
The volume of vehicles sold through our marketplaces generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays and the seasonality of the retail market for used vehicles, which affects the demand side of the wholesale used vehicle industry. Used vehicle marketplace volumes tend to decline during prolonged periods of winter weather conditions. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle marketplace volume as well as additional costs associated with the holidays and winter weather.
In addition, changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end.

Government Regulation
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial, local and foreign authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices, limit interest rates, fees and other charges and protect personal data. Some examples of the regulations and laws that impact our company are included in Item 1A. "Risk Factors" under the risk: "We are subject to a complex framework of federal, state, local and foreign laws and regulations, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business." Changes in government regulations or interpretations of existing regulations could result in increased costs, reduced vehicle prices and decreased profitability for us. In addition, failure to comply with present or future regulations or changes in existing regulations or in their interpretation could have a material adverse effect on our operating results and financial condition.
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
Employees and Human Capital
At December 31, 2022, we had approximately 4,500 employees, of which approximately 2,100 were located in the U.S. and approximately 2,400 were located in Canada, Europe, Mexico, Uruguay and the Philippines. Approximately 88% of our workforce consists of full-time employees. None of our employees participate in collective bargaining agreements, but we have established a works council in Belgium pursuant to local law. In addition to the employee workforce, we utilize independent contractors and temporary labor services to provide certain services.
Our people drive our business, so we strive to attract, develop and retain high-performing talent. Led by our Chief People Officer, we have programs and practices in place to onboard, support and retain our talent, and to source new talent in a highly competitive environment. We recognize the importance of our workforce and the employee experience, and strive to offer competitive compensation and benefits while fostering a culture of open dialogue, inclusion and belonging. Additionally, we enable support functions and people managers that are dedicated to the growth and development of our teams.
Available Information
Our web address is www.karglobal.com. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the compensation committee, the nominating and corporate governance committee and the risk committee of our board of directors are available on our website and available in print to any stockholder who requests it. The information posted on our website is not incorporated into this Annual Report.
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
Our business is dependent on information technology, particularly as we execute our digital transformation strategy. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. We may not be successful in structuring our technology or developing, acquiring, implementing or consolidating technology systems which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant technology investments to effectively compete with our competitors. Certain technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire or develop similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.
Unsuccessful implementation of business initiatives to reduce costs and align our business to our digital operating model, or unintended consequences of the implementation of such initiatives, may adversely affect our business.
We have taken certain steps to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. For example, during the third quarter of 2021 we initiated a multi-year cost management project focused on making permanent changes in our operating model and our cost structure, reengineering the way we do business and ultimately reducing our costs to provide services. Following the sale of the ADESA U.S. physical auction business, we continued to restructure our business to reflect the current market and asset-light digital model, reallocate our resources towards the highest growth initiatives, consolidate our platforms, transition to cloud-based solutions and leverage a global shared services model. We expect to continue to take similar steps in the future as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, adverse effects on employee morale, loss of key personnel and other retention issues during transitional periods. These initiatives can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.
We operate in a highly competitive industry. If we are not successful in competing with our known competitors and/or disruptive new entrants, then our market position or competitive advantage could be threatened and our business and results of operations could be adversely impacted.
We face significant competition for the supply of used vehicles, the buyers of those vehicles and the floorplan financing of these vehicles. Our principal sources of competition historically have come from: (1) direct competitors (e.g., Manheim, ACV

Auctions, EBlock and NextGear Capital), (2) new entrants, including new vehicle remarketing venues and dealer financing services, and (3) other participants in the automotive industry with vehicle remarketing capabilities (e.g., rental car companies, automobile retailers and wholesalers). We also face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers when they sell directly to end users through such platforms rather than remarket vehicles through our marketplaces. Increased competition could result in price reductions, reduced margins or loss of market share.
Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. If new industry trends take hold, including adverse trends such as a market reversal towards physical auctions or the simultaneous listing and selling of vehicles on multiple online sales platforms in North America, the automotive remarketing industry’s economics could significantly change, which could cause us to lose vehicle volume and market share, and our business, revenues and profitability could be negatively impacted.
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
Our marketplace businesses currently compete with a number of physical auction companies and online wholesale and retail vehicle selling platforms. The dealer-to-dealer space in particular is experiencing a digital disruption as competitors and new market participants introduce new technologies. If the number of vehicles sold through our marketplaces decreases due to these competitors or other industry changes, or if BacklotCars and TradeRev are unable to compete and gain market share in the dealer-to-dealer space, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.
At the national level, AFC's competition includes NextGear Capital, a subsidiary of Cox Enterprises, Inc., other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Such entities typically service only one or a small number of auctions. Some of our industry competitors who operate wholesale car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC offers its customers competitive rates and fees and competes primarily on the basis of quality of service, convenience of payment, scope of services offered to solve customer pain points and historical and consistent commitment to the sector. In addition, AFC offers a workforce in close proximity to its customers. If the number of loans originated and serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.
Decreases in the supply of used vehicles coming to the wholesale market has impacted and may continue to impact sales volumes, which has adversely affected and may continue to adversely affect our revenues and profitability.
The automotive industry has experienced unprecedented market conditions, caused in part by supply chain issues, the shortage of semiconductors and associated delays in new vehicle production. These factors have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. We expect this volatility to continue.
In particular, the number of new and used vehicles that are leased by consumers affects the supply of vehicles coming to the wholesale market in future periods as the leases mature. As manufacturers and other lenders decrease the number of new vehicle lease originations and extend the terms of some of the existing leases, the number of off-lease vehicles available for the wholesale industry declines.
Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders; therefore, we are not able to accurately predict the volume of vehicles coming to the wholesale market. The supply of off-lease vehicles coming to wholesale channels is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available to the wholesale market. As a result, lower volumes of off-lease vehicles available to the wholesale market is expected to continue and will likely continue to adversely affect our revenues and profitability.

Further, macroeconomic factors, including inflationary pressures, rising interest rates, volatility of oil and natural gas prices and declining consumer confidence impact the affordability and demand for new and used vehicles. Declining economic conditions present a risk to our operations and the stability of the automotive industry.
In addition, the supply of vehicles coming to the wholesale market could be impacted by changes to the broader automotive industry. For example, if consumer behavior and vehicle ownership trends move from vehicles with internal combustion engines to electric vehicles, the number of vehicles coming to the wholesale market could decline, the ancillary services we provide could decline or change, we could incur expenses associated with the purchase and installation of charging stations at our facilities and our revenues and profitability may be adversely affected. Further, technology is being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles on our marketplaces. Additionally, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles that are offered on our marketplaces, particularly as urbanization increases. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.
Used vehicle prices impact fee revenue per unit and conversion rates and may impact the supply of used vehicles, loan losses at AFC and could adversely affect our profitability.
The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale in our marketplaces and the demand for those used vehicles, the fee revenue per unit, marketplace conversion rates, loan losses for our dealer financing business and our ability to retain customers. When used vehicle prices are high, used vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them in the wholesale channel. A sustained reduction in used vehicle pricing could result in a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.
Our marketplace businesses also sell vehicles that have been purchased (e.g., inherited vehicles, vehicles returned or vehicles purchased by ADESA Europe and others). When a vehicle is purchased and then resold, rather than sold on a consignment basis, we are exposed to inventory risks, including losses from theft, damage and obsolescence. In addition, when vehicles are purchased, we are subject to changes in vehicle values, which could adversely affect our revenue and profitability.
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
We believe our future success depends in part on our ability to respond to changes in customer requirements and our ability to meet regulatory requirements for our customers. Many of our customers, including our financial institution customers, are subject to significant and evolving regulations. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.
Our business and operating results would be adversely affected if we lose one or more significant customers.
Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, commercial and dealer customers do not make binding long-term commitments to us regarding consignment volumes. Many of our customer agreements can be terminated by the customer for convenience on advance written notice, which provides our customers with the opportunity to renegotiate their agreements with us or to award more business to our competitors. Any such customer could reduce its overall supply of vehicles for our marketplaces, seek protection under the bankruptcy laws, or otherwise seek to materially change the terms of its business relationship with us at any time. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from customers or business partners. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2022, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.

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
If we fail to effectively identify, value, manage, and complete acquisitions and subsequent integrations, divestitures and other strategic transactions, our operating results, financial condition and growth prospects could be adversely affected.
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
Additional risks and challenges we face in connection with acquisitions include, but are not limited to:
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
•inheriting certain security or privacy vulnerabilities of the acquired business;
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

Some of the same risks exist if and when we decide to sell a business or assets. In addition, divestitures could involve additional risks, including difficulties in the separation of operations, services, data, technology, products and personnel, inability to fully reduce fixed costs previously associated with the divested assets or business, the potential need to provide transitional services and the need to agree to retain or assume certain liabilities in order to complete the divestiture. We may not be successful in managing these or any other significant risks that we encounter in divesting businesses or assets, and, as a result, we may not achieve some or all of the expected benefits of the divestitures.
We have identified a material weakness in our internal control over financial reporting, which could adversely affect us, our reputation and the market price of our common stock.
As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to a material weakness related to ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid. Our independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on our internal control over financial reporting as of December 31, 2022.
Our management has implemented a remediation plan with respect to the material weakness, but may subsequently determine that additional measures are necessary or modifications to the remediation plan are appropriate to address the material weakness. If we are unable to timely remediate the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain additional misstatements that could be material, and we could be required to then restate our financial results. Our reputation and investor confidence in us could be harmed, and the market price of our common stock may be materially adversely affected. Our access to capital markets or liquidity sources could be negatively affected, and we could be exposed to lawsuits and other legal actions.
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
•compliance with various privacy regulations, including but not limited to the General Data Protection Regulation ("GDPR");
•compliance with data localization and/or data residency requirements and cross-border data transfer regulations;
•dealing with unfamiliar regulatory agencies and laws, including those favoring local competitors;
•dealing with political and/or economic instability, including the exit of the U.K. from the E.U. (“Brexit”);
•geopolitical instability, terrorism, and war, including the conflict between Ukraine and Russia;
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
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing, maintenance, enhancement and reliability of these systems, are critical to our business operations and strategy. The technology to operate some of our businesses is provided, in whole or in part, by third-party service providers, and we do not own or control the operation of third party facilities. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons, such as power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, malware, security incidents, cyber-attacks (including cyber-threats from nation-state actors), natural disasters and catastrophic events, and inadequate or ineffective redundancy measures. In addition, any financial difficulties, up to and including bankruptcy, faced by our service providers or any of their subcontractors, may have negative effects on our business, the nature and extent of which are difficult to predict. Our customers also rely on our information technology systems to conduct their operations. Any significant disruptions of our information technology systems could negatively impact our business and customers, damage our reputation and materially adversely affect our consolidated financial position and results of operations.
Data security concerns relating to our technology or breaches of information technology systems, could adversely affect our business and reputation.
We have experienced cyber-attacks and security incidences of varying degrees and believe we will continue to be a potential target of such threats and attacks. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have also in the past experienced and may in the future experience such threats and attacks. Cyber-attacks or other security incidents could lead to service interruptions, malfunctions or other failures in the technology that supports our businesses and customers, as well as the operations of our customers or other third parties. Cyber-attacks or other security incidents could also damage our reputation with our customers and other parties and the market, and cause us to incur additional costs (such as repairing systems, adding personnel or security technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such cyber-related events are not detected in a timely manner, their effect could be compounded.
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
Aspects of our operations and businesses are subject to privacy regulations in the United States, including but not limited to the California Consumer Privacy Act (“CCPA”), as amended and expanded by the California Privacy Rights Act ("CPRA"), and around the globe, most notably the European Union’s General Data Protection Regulation (the “GDPR”). We collect, process and store sensitive data, including proprietary business and customer information, as well as personally identifiable information of our customers, their consumers and our employees. Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, data privacy, and data security laws and regulations that impact our business or the business of our customers, including consumer notification and other requirements in the event that consumer information is accessed and/or acquired by unauthorized persons and regulations regarding the use, access, accuracy, security and retention of such data. The regulatory framework for privacy and data security issues has become increasingly burdensome and complex worldwide, and is expected to continue to be so for the foreseeable future. Our compliance with global laws and regulations relating to privacy, data protection and information security may materially increase our costs or otherwise limit our ability to continue or pursue certain business activities. Our failure to comply with applicable laws or regulations could also result in fines, sanctions, private litigation, government enforcement, business disruption, credit reporting and other expenses, damage to our reputation and loss of customers. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach.
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
We rely on third-party technology for certain of our critical business functions, including certain inspection, auction management and marketplace technologies. If these technologies fail, or if such third party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.
Reliance on outsourcing arrangements could adversely affect our business.
As part of our initiative to reduce costs and align our business to our digital operating model, we have entered into several outsourcing arrangements with offshore third parties related to certain technology, back-office and customer support functions, and we will continue to evaluate additional outsourcing. As a result, the success of our business and our customer experience is partially dependent on offshore third parties over which we have limited control. If these third parties are unwilling or unable to perform to our standards or to provide the level of service required or expected by our customers, or if we are unable to maintain our agreements with them or alternative providers on attractive terms or at all, our business, financial condition and results of operations may be harmed.
Adverse economic conditions may negatively affect our business and results of operations.
Adverse economic conditions, including those resulting from the COVID-19 pandemic or otherwise, could increase our exposure to several risks, including:

•Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. Currently, disruptions in new vehicle production are resulting in fewer vehicles coming to wholesale channels. During the past global economic downturn and credit crisis, there was an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions or disruptions in new vehicle production could depress the number of vehicles received in wholesale channels in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting wholesale volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and wholesale volumes. These factors have and could continue to adversely affect our revenues and profitability.
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
•Ability to service and refinance indebtedness. Uncertainty in the financial markets or a downgrade in our credit ratings may negatively affect our ability to service our existing debt, access additional financing or to refinance our existing indebtedness on favorable terms or at all. If economic weakness exists, it may affect our cash flow from operations and results of operations, which may affect our ability to service payment obligations on our debt or to comply with our debt covenants.
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
Global financial markets experience from time to time volatility, disruption and credit contraction. Significant volatility or disruption of global financial markets, supply chains or commercial activity due to Russia’s invasion of Ukraine or other geopolitical events, inflation, the ongoing COVID-19 pandemic or other factors could negatively affect our industry and business and our ability to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all. A disruption in the financial markets may adversely affect our ability to raise, restructure or refinance indebtedness.
Our indebtedness and the terms of our indebtedness could impair our financial condition and adversely affect our ability to react to changes in our business.
As of December 31, 2022, our total corporate debt was approximately $498.7 million, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of KAR, and we had $161.0 million of borrowing capacity under our senior secured credit facilities (net of $19.0 million in outstanding letters of credit).
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
Rising interest rates may have the effect of depressing the sales of new and used vehicles because many consumers finance their vehicle purchases and rising auto loan rates increase the cost of purchasing a vehicle. Likewise, when interest rates increase, the subprime borrowing market often tightens, making interest rates even higher for those with lower credit scores. If increased interest rates depress the sales of new and/or used vehicles, then used vehicle trade-ins to dealers and wholesale volumes could be negatively impacted. These factors could adversely affect revenues and profitability in our Marketplace segment.
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
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 35% of our revenues from continuing operations were attributable to our foreign operations for the year ended December 31, 2022. Changes in the value of foreign currencies, particularly the Canadian dollar and the euro relative to the U.S. dollar could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.
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
Likewise, we have non-U.S. based buyers who participate in our marketplaces. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at our marketplaces, which may negatively affect our revenues.

We are subject to a complex framework of federal, state, local and foreign laws and regulations, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business.
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
•AFC is subject to laws in certain states and provinces which regulate commercial and small business lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed. These laws are complex and are rapidly evolving, including adverse legislative and regulatory trends towards regulating small business lending similar to consumer lending.
•We are subject to various local zoning requirements with regard to the location of our facilities, which requirements vary from location to location.
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
•We are subject to various reporting and anti-money laundering regulations.
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
The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, results of operations and financial condition.
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has impacted and may further impact the broader global economy, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates.

The negative impacts of the COVID-19 pandemic or other outbreaks, epidemics, pandemics, or public health crises on the broader global economy and related impacts on our business, results of operations and financial results will depend on future developments and actions taken in response to such events, which are highly uncertain and cannot be predicted.
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
Typically, following the sale of a vehicle, we do not release the vehicle to a buyer until we have received full payment from the buyer or confirmation of arrangement for such payment. We may, however, remit payment to a seller before receiving payment from a buyer, and, in those circumstances, we may not have recourse against sellers for any buyer’s failure to satisfy its payment obligations. Revenue for a vehicle consigned to us for sale typically includes only the applicable buyer and seller fees associated with the transaction and not the vehicle sale proceeds. As a result, any failure to collect a receivable from the buyer in full may result in a loss up to the amount of the vehicle sale proceeds plus the applicable buyer fees and any collection related expenses. If we are unable to collect the vehicle sale price plus applicable buyer fees from buyers on a large number of vehicles, our revenue and cash flows may be negatively impacted resulting in a material adverse effect on our results of operations and financial condition.
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
Risks Related to the Sale of ADESA U.S. Physical Auction Business
The ADESA U.S. physical auction business sale transaction may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
The sale of the ADESA U.S. physical auction business, including the commercial services agreement pursuant to which we will provide marketplace operation services to Carvana to operate digital auctions for a seven-year term, may lead customers and other parties with which we currently do business or with which we may seek to do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects.
The ADESA U.S. physical auction business sale transaction may result in increased costs.
In connection with the sale of the ADESA U.S. physical auction business, we entered into a transition services agreement whereby we will provide various services to Carvana following the closing. The transition services agreement may result in additional costs to us, which may make our ability to achieve the transaction’s objective of a more asset-light and lower overhead operating model more difficult. The transaction also requires us to split, or otherwise amend, existing contracts with customers and other third parties to separate the U.S. physical auction business, which may not be effective and could lead to additional costs for us.
We rely on Carvana for key components of our business and for certain revenue, which exposes us to increased risks.
In connection with the sale of the ADESA U.S. physical auction business, we entered into various agreements with Carvana, many of which require performance by Carvana. We will rely on Carvana to satisfy its various obligations under these agreements, including but not limited to performing services, meeting minimum volumes and complying with payment obligations. Carvana may fail to perform or comply as expected or be unwilling or unable to perform or comply in the future. The reliance on Carvana for certain aspects of our operations represents an inherent risk to our Company that could have a material adverse effect on our business, financial condition and results of operations.
For example, certain systems sold to Carvana as part of the ADESA U.S. physical auction business sale transaction are integral to our ADESA Canada operations and other remaining parts of our business. Carvana has agreed to maintain and make those systems available to support retained Company businesses for a period of time post-closing. Further, Carvana has agreed to continue to allow AFC to occupy office space in the ADESA U.S. physical auction locations owned by Carvana.
If Carvana is unable or unwilling to satisfy its obligations under these agreements, or if Carvana seeks bankruptcy protection, we could incur operational difficulties or losses. Further, upon termination or expiration of those agreements, the respective services will need to be provided internally or by third parties. If we do not have agreements with other providers of these services or the ability to perform these services in-house once certain transaction agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our financial position, results of operations and cash flows.
We will be required to satisfy certain indemnification obligations to Carvana or we may not be able to collect on indemnification rights from Carvana.
In connection with the sale of the ADESA U.S. physical auction business, we agreed to indemnify Carvana for certain liabilities, and Carvana agreed to indemnify the Company for certain liabilities. Our and Carvana’s ability to satisfy these indemnities, if called upon to do so, will depend respectively upon our and Carvana’s future financial strength. If we are required to indemnify Carvana, or if we are not able to collect on indemnification rights from Carvana, our financial condition, liquidity or results of operations could be materially and adversely affected.
We are restricted from conducting certain activities for three years following the ADESA U.S. physical auction business sale transaction.
The purchase agreement that we entered into as part of the sale of the ADESA U.S. physical auction business restricts us from engaging in certain activities in the United States for a period of three years, including on-premise wholesale vehicle auctions and vehicle reconditioning services. These restrictions could materially and adversely affect our business, growth strategy, financial condition and results of operations.

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
As of December 31, 2022, 634,305 shares of our Series A Preferred Stock were outstanding, representing approximately 25% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payment dates (through June 30, 2022), and thereafter, in cash or in kind, or any combination thereof, at our option. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent issuance of additional shares of Series A Preferred Stock through the payment of in kind dividends, effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Pursuant to customary registration rights agreements, we were required to register for resale the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock. This registration facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Apax and the other holders of our Series A Preferred Stock may exercise influence over us.
As of December 31, 2022, the outstanding shares of our Series A Preferred Stock represented approximately 25% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The terms of the Series A Preferred Stock require the approval of a majority of our Series A Preferred Stock by a separate class vote for us to:
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
The Series A Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The holders of Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) the sum of the original liquidation preference plus all accrued but unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of such series of Series A Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears (dividends were payable in kind for the first eight dividend payments through June 30, 2022, and thereafter in cash or in kind). The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. The holders of our Series A Preferred Stock also have the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Preferred Stock upon certain change of control events at the greater of (a) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into common stock immediately prior to the change of control event and (b) 105% of the sum of i) the liquidation preference thereof and ii) all accrued but unpaid dividends.
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
Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 108,914,678 shares of common stock were outstanding as of December 31, 2022. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, including common stock issuable upon conversion of the Series A Preferred Stock, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.
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

Item 1b.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters is located in Carmel, Indiana, where we lease office space pursuant to a lease that expires in 2034. At December 31, 2022, we also owned or leased other properties in the United States, Canada, Europe, the United Kingdom, Mexico, Uruguay and the Philippines.
Facilities utilized by the Marketplace segment (formerly referenced as ADESA Auctions) primarily include 14 vehicle logistics center locations across Canada, which are either owned or leased. The ADESA Canada facilities consist on average of approximately 60 acres of land per site and have parking areas to store vehicles and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services.
In our Finance segment (formerly referenced as AFC), AFC has approximately 100 locations in North America at December 31, 2022, including 54 branches which are physically located at 9 ADESA Canada vehicle logistics centers and other competitor locations. Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
We believe that our current facilities are suitable and adequate to meet our current needs, and if we require additional or substitute space, we anticipate we will be able to obtain additional suitable facilities.
Item 3.    Legal Proceedings
We are involved in litigation and disputes arising in the ordinary course of business. Although the outcome of litigation cannot be accurately predicted, based on evaluation of information presently available, our management does not currently believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
KAR Auction Services' common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 15, 2023, there were 9 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	3,909,406	$12.79	3,909,406	$126.9
November 1 - November 30	—	—	—	126.9
December 1 - December 31	—	—	—	126.9
Total	3,909,406	$12.79	3,909,406

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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment (and taking into account the value of the IAA, Inc. common shares distributed in the spin-off), for the period beginning on December 31, 2017 and ending on December 31, 2022, on each of KAR Auction Services' common stock, the Standard & Poor's SmallCap 600 Index and the Standard and Poor's 500 Index. For the year ended December 31, 2022, we have also included the Standard and Poor's MidCap 400 Index to the comparison of cumulative total return as we utilized such index in the immediately preceding fiscal year. For the years following 2022, we will no longer show the Standard and Poor's MidCap 400 Index as a comparable index because our market capitalization is no longer comparable to the average market capitalizations included in the index. We believe the Standard and Poor's SmallCap 600 Index provides a better comparison in terms of comparable market capitalization. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
KAR AUCTION SERVICES
S&P MIDCAP 400 INDEX
S&P 500 INDEX
S&P SMALLCAP 600 INDEX

Company/Index	Base Period 12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
KAR Auction Services, Inc.	$100	$96.90	$119.98	$103.86	$87.17	$72.83
S&P MidCap 400 Index	$100	$88.92	$112.21	$127.54	$159.12	$138.34
S&P 500 Index	$100	$95.62	$125.72	$148.85	$191.58	$156.88
S&P SmallCap 600 Index	$100	$91.52	$112.37	$125.05	$158.59	$133.06

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-K that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" "continues," "outlook," initiatives," "goals," "opportunities," and similar expressions identify forward-looking statements. Such statements, including statements regarding the potential impacts of the COVID-19 pandemic and adverse market conditions; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; contractual obligations; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, acquisitions and dispositions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from KAR (the “Transaction”). The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction are included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. In addition, KAR will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which has an indefinite life. The tradename continues to generate cash flows from our continuing operations and, pursuant to the purchase and commercial agreements with Carvana and its affiliates, Carvana now pays a fee to the Company for use of the tradename for the ADESA U.S. physical auctions for a defined period. In addition, the Company expects to utilize the ADESA tradename to generate revenue and cash flows indefinitely from its remaining operations.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment (formerly referenced as ADESA Auctions). Goodwill was allocated to the ADESA U.S. physical auctions based on relative fair value. Discontinued operations included transaction costs of approximately $37.1 million for the year ended December 31, 2022, in connection with the Transaction. These costs consisted of consulting and professional fees associated with the Transaction. The Transaction resulted in a pretax gain on disposal of approximately $521.8 million. The results presented in the "Results of Operations" discussion below only include continuing operations and do not include the results of the ADESA U.S. physical auction business.
Automotive Industry and Economic Impacts on our Business
The automotive industry has experienced unprecedented market conditions, caused in part by supply chain issues, the shortage of semiconductors and associated delays in new vehicle production. These factors have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. We expect this volatility to continue.
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

Overview
We are a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace (formerly referenced as ADESA Auctions) and Finance (formerly referenced as AFC).
•The Marketplace segment serves a domestic and international customer base through digital marketplaces for wholesale vehicles and vehicle logistics center locations across Canada that are developed and strategically located to draw professional sellers and buyers together and allow the buyers to inspect and compare vehicles remotely or in person. Powered with software developed by OPENLANE, comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to offer vehicles digitally prior to arrival at on-premise marketplaces. Vehicles sold on our digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. Our digital marketplaces also include BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States (CARWAVE was integrated with BacklotCars in the fourth quarter of 2022), TradeRev, an online automotive remarketing platform in Canada where dealers can sell and source used vehicle inventory at any time, ADESA U.K., an online wholesale used vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale vehicle marketplace in Continental Europe.
•As noted above, the Marketplace segment results no longer include the ADESA U.S. physical auction locations.
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
Beginning in the first quarter of 2022, results of the ADESA U.S. physical auctions are now reported as discontinued operations (see Note 4). Segment results for prior periods have been reclassified to conform with the new presentation.
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 20 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America through our OPENLANE technology. We believe digital applications, such as BacklotCars and TradeRev, may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and current market conditions facing the automotive industry, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry.
BacklotCars (including CARWAVE) and TradeRev sold approximately 487,000 vehicles in the North American digital dealer-to-dealer marketplace for the year ended December 31, 2022, compared with approximately 550,000 vehicles for the year ended December 31, 2021. For the three months ended December 31, 2022 and 2021, vehicles sold by these companies in the North American digital dealer-to-dealer marketplace were approximately 107,000 and 135,000, respectively. This volume data includes vehicles sold by CARWAVE prior to its acquisition in October 2021.

Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 15,200 dealers in 2022, and loan transactions, which includes both loans paid off and loans curtailed, were approximately 1.6 million in 2022.
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
Seasonality
The volume of vehicles sold through our marketplaces generally fluctuates from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Wholesale used vehicle volumes tend to decline during prolonged periods of winter weather conditions. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle volume as well as additional costs associated with the holidays and winter weather.
In addition, changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end.
Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statement of income). The Company also sells vehicles that have been purchased, which represent approximately 1% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance-related revenue" in the consolidated statement of income) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as warranty contract revenue prior to 2021.
Although Marketplace revenues primarily include auction fees and service revenue, our related receivables and payables include the gross value of the vehicles sold. Trade receivables include the unremitted purchase price of vehicles purchased by third parties through our marketplaces, fees to be collected from those buyers and amounts due for services provided by us related to certain consigned vehicles. The amounts due with respect to the services provided by us related to certain consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Years Ended December 31, 2022 and 2021:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2022	2021
Revenues from continuing operations
Auction fees	$370.3	$399.2
Service revenue	590.3	541.3
Purchased vehicle sales	182.9	220.9
Finance-related revenue	375.9	289.2
Total revenues from continuing operations	1,519.4	1,450.6
Cost of services*	834.3	792.5
Gross profit*	685.1	658.1
Selling, general and administrative	445.1	420.7
Depreciation and amortization	100.2	109.9
Gain on sale of property	(33.9)	—
Operating profit	173.7	127.5
Interest expense	119.2	125.7
Other (income) expense, net	(1.3)	(12.5)
Loss on extinguishment of debt	17.2	—
Income from continuing operations before income taxes	38.6	14.3
Income taxes	10.0	15.1
Income (loss) from continuing operations	28.6	(0.8)
Income from discontinued operations, net of income taxes	212.6	67.3
Net income	$241.2	$66.5
Income (loss) from continuing operations per share
Basic	$(0.10)	$(0.27)
Diluted	$(0.10)	$(0.27)

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
Overview
For the year ended December 31, 2022, we had revenue of $1,519.4 million compared with revenue of $1,450.6 million for the year ended December 31, 2021, an increase of 5%. Businesses acquired since the fourth quarter of 2021 accounted for an increase in revenue of $50.1 million or 3% of revenue. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $9.7 million, or 9%, to $100.2 million for the year ended December 31, 2022, compared with $109.9 million for the year ended December 31, 2021. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and a reduction in assets placed in service.

Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.
Interest Expense
Interest expense decreased $6.5 million, or 5%, to $119.2 million for the year ended December 31, 2022, compared with $125.7 million for the year ended December 31, 2021. The decrease was primarily attributable to a realized gain of $16.7 million related to the discontinuance of hedge accounting and termination of the interest rate swaps, as well as the prepayment of Term Loan B-6 and prepayment of $600 million of senior notes, partially offset by an increase in AFC interest. The average balance on the AFC securitization obligations increased and the average interest rate on the AFC securitization obligations increased to approximately 4.0% for the year ended December 31, 2022, as compared with approximately 2.4% for the year ended December 31, 2021.
Other (Income) Expense, Net
For the year ended December 31, 2022, we had other income of $1.3 million compared with $12.5 million for the year ended December 31, 2021. The decrease in other income was primarily attributable to unrealized losses on investment securities of approximately $7.1 million for the year ended December 31, 2022, compared with unrealized gains on investment securities of approximately $1.4 million for the year ended December 31, 2021, as well as a reduction in realized gains of approximately $32.0 million, partially offset by a decrease in contingent consideration valuation adjustments of $24.3 million, a decrease in foreign currency losses on intercompany balances of $1.3 million and an increase in other miscellaneous income aggregating $3.7 million.
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the year ended December 31, 2022. The Company had unrealized losses of $7.1 million for the year ended December 31, 2022. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
Income Taxes
We had an effective tax rate of 25.9% for the year ended December 31, 2022, compared with an effective tax rate of 105.6% for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2021 was unfavorably impacted by earnings mix between domestic and foreign, and by the expense for the increase in the estimated value of contingent consideration for which no tax benefit was recorded.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from KAR. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the year ended December 31, 2022 and 2021, the Company's financial statements included income from discontinued operations of $212.6 million and $67.3 million, respectively. For further discussion, reference the notes to the consolidated financial statements.
Impact of Foreign Currency
For the year ended December 31, 2022 compared with the year ended December 31, 2021, the change in the euro exchange rate decreased revenue by $24.5 million, operating profit by $0.8 million and net income by $0.5 million. For the year ended December 31, 2022 compared with the year ended December 31, 2021, the change in the Canadian dollar exchange rate decreased revenue by $11.6 million, operating profit by $4.2 million and net income by $2.8 million.

Marketplace Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2022	2021
Auction fees	$370.3	$399.2
Service revenue	590.3	541.3
Purchased vehicle sales	182.9	220.9
Total Marketplace revenue from continuing operations	1,143.5	1,161.4
Cost of services*	771.2	737.1
Gross profit*	372.3	424.3
Selling, general and administrative	398.6	385.5
Depreciation and amortization	92.3	100.5
Gain on sale of property	(33.9)	—
Operating profit (loss)	$(84.7)	$(61.7)
Commercial vehicles sold	661,000	948,000
Dealer consignment vehicles sold	636,000	651,000
Total vehicles sold	1,297,000	1,599,000
Auction fees per vehicle sold	$286	$250
Gross profit per vehicle sold*	$287	$265
Gross profit percentage, excluding purchased vehicles*	38.8%	45.1%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment decreased $17.9 million, or 2%, to $1,143.5 million for the year ended December 31, 2022, compared with $1,161.4 million for the year ended December 31, 2021. Businesses acquired since the fourth quarter of 2021 accounted for an increase in revenue of $50.1 million. The change in revenue included the impact of decreases in revenue of $24.5 million and $10.2 million due to fluctuations in the euro exchange rate and the Canadian dollar exchange rate, respectively. When excluding revenue from acquired businesses and the effect of fluctuations in exchange rates, total Marketplace revenue for the year ended December 31, 2022 decreased from the year ended December 31, 2021. The decrease was primarily attributable to the decrease in the number of vehicles sold.
The 19% decrease in the number of vehicles sold was comprised of a 30% decline in commercial volumes and a 2% decrease in dealer consignment volumes. The decrease in the number of vehicles sold was driven by an industry-wide lack of wholesale used vehicle supply.
Auction Fees
Auction fees decreased $28.9 million, or 7%, to $370.3 million for the year ended December 31, 2022, compared with $399.2 million for the year ended December 31, 2021. The decrease in auction fees was primarily the result of a decrease in the number of vehicles sold. Auction fees per vehicle sold for the year ended December 31, 2022 increased $36, or 14%, reflecting higher vehicle values, the introduction of new dealer off-premise auction fees and a smaller mix of lower-fee commercial off-premise vehicles.
Service Revenue
Service revenue increased $49.0 million, or 9%, to $590.3 million for the year ended December 31, 2022, compared with $541.3 million for the year ended December 31, 2021, primarily as a result of increases in repossession and remarketing fees of $32.2 million, platform fees provided to third parties of $19.1 million, transportation revenue of $11.5 million and a net increase in other miscellaneous service revenues aggregating approximately $3.3 million, partially offset by a decrease in inspection service revenue of $17.1 million, resulting from the decrease in commercial vehicles sold.

Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, decreased $38.0 million, or 17%, to $182.9 million for the year ended December 31, 2022, compared with $220.9 million for the year ended December 31, 2021, primarily as a result of a decrease in the average selling price of purchased vehicles sold as a result of geopolitical events and macroeconomic conditions impacting our European operations.
Gross Profit
For the year ended December 31, 2022, gross profit from the Marketplace segment decreased $52.0 million, or 12%, to $372.3 million, compared with $424.3 million for the year ended December 31, 2021. Cost of services increased 5% for the year ended December 31, 2022, while revenue decreased 2% during the same period. Gross profit from the Marketplace segment was 32.6% of revenue for the year ended December 31, 2022, compared with 36.5% of revenue for the year ended December 31, 2021. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 38.8% and 45.1% for the years ended December 31, 2022 and 2021, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold. Businesses acquired since the fourth quarter of 2021 accounted for an increase in cost of services of $29.3 million for the year ended December 31, 2022.
Gross profit as a percentage of revenue decreased for the year ended December 31, 2022 as compared with the year ended December 31, 2021, primarily due to an increase in arbitration activity for vehicles sold on dealer-to-dealer platforms, an increase in lower margin transportation revenue, as well as a decrease in on-premise auction revenue in Canada without a corresponding decrease in direct costs. In addition, there were no benefits taken under the Canada Emergency Wage Subsidy in 2022, resulting in a reduction to gross profit as a percentage of revenue.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $13.1 million, or 3%, to $398.6 million for the year ended December 31, 2022, compared with $385.5 million for the year ended December 31, 2021, primarily as a result of increases in selling, general and administrative expenses associated with businesses acquired since the fourth quarter of 2021 of $12.7 million, professional fees of $8.9 million, severance of $5.4 million, bad debt expense of $4.4 million, stock-based compensation of $2.3 million, incentive-based compensation of $2.0 million and travel expenses of $1.2 million, partially offset by decreases in compensation expense of $5.1 million, information technology costs of $4.0 million, medical expenses of $3.3 million, telecom expenses of $1.1 million and reductions in other miscellaneous expenses aggregating $12.4 million. In addition, the Employee Retention Credit provided under the Canada Emergency Wage Subsidy was $2.1 million less for the year ended December 31, 2022, compared with the year ended December 31, 2021.
Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.

Finance Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2022	2021
Finance-related revenue
Interest income	$202.8	$139.7
Fee income	171.9	144.4
Other revenue	11.0	8.6
Provision for credit losses	(9.8)	(3.5)
Total Finance revenue	375.9	289.2
Cost of services*	63.1	55.4
Gross profit*	312.8	233.8
Selling, general and administrative	46.5	35.2
Depreciation and amortization	7.9	9.4
Operating profit	$258.4	$189.2
Loan transactions	1,562,000	1,421,000
Revenue per loan transaction	$241	$204

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2022, the Finance segment revenue increased $86.7 million, or 30%, to $375.9 million, compared with $289.2 million for the year ended December 31, 2021. The increase in revenue was primarily the result of an 18% increase in revenue per loan transaction and an 10% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $37, or 18%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 425 basis points in 2022), an increase in loan values and an increase in floorplan fees and other fee income per unit, partially offset by an increase in net credit losses for the year ended December 31, 2022.
The provision for credit losses increased to 0.4% of the average managed receivables for the year ended December 31, 2022 from 0.2% for the year ended December 31, 2021. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the year ended December 31, 2022, gross profit for the Finance segment increased $79.0 million, or 34%, to $312.8 million, or 83.2% of revenue, compared with $233.8 million, or 80.8% of revenue, for the year ended December 31, 2021. The increase in gross profit as a percent of revenue was primarily the result of a 30% increase in revenue, partially offset by a 14% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $3.1 million, incentive-based compensation of $2.2 million, lot check expenses of $2.0 million and credit check expenses of $0.6 million, partially offset by a decrease in other miscellaneous expenses aggregating $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $11.3 million, or 32%, to $46.5 million for the year ended December 31, 2022, compared with $35.2 million for the year ended December 31, 2021 primarily as a result of increases in professional fees of $2.4 million, compensation expense of $1.7 million, incentive-based compensation of $1.7 million, information technology costs of $1.5 million, stock-based compensation of $1.1 million and other miscellaneous expenses aggregating $2.9 million.

Overview of Results of KAR Auction Services, Inc. for the Year Ended December 31, 2020:
An overview of the results of KAR Auction Services, Inc. for the year ended December 31, 2020 was included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended December 31, 2022 and 2021:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2022	2021
Revenues from continuing operations
Auction fees	$80.8	$100.8
Service revenue	146.3	125.8
Purchased vehicle sales	45.0	51.9
Finance-related revenue	100.7	79.2
Total revenues from continuing operations	372.8	357.7
Cost of services*	202.0	194.2
Gross profit*	170.8	163.5
Selling, general and administrative	93.0	102.2
Depreciation and amortization	24.0	28.2
Gain on sale of property	(33.9)	—
Operating profit	87.7	33.1
Interest expense	35.4	32.0
Other (income) expense, net	(7.7)	8.0
Loss on extinguishment of debt	0.2	—
Income (loss) from continuing operations before income taxes	59.8	(6.9)
Income taxes	17.9	(22.1)
Income from continuing operations	41.9	15.2
Income (loss) from discontinued operations, net of income taxes	(4.8)	(10.1)
Net income	$37.1	$5.1
Income from continuing operations per share
Basic	$0.21	$0.04
Diluted	$0.21	$0.04

* Exclusive of depreciation and amortization
Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations are presented as one line item in the above table as "Income (loss) from discontinued operations, net of income taxes."
Overview
For the three months ended December 31, 2022, we had revenue of $372.8 million compared with revenue of $357.7 million for the three months ended December 31, 2021, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $4.2 million, or 15%, to $24.0 million for the three months ended December 31, 2022, compared with $28.2 million for the three months ended December 31, 2021. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and a reduction in assets placed in service.

Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.
Interest Expense
Interest expense increased $3.4 million, or 11%, to $35.4 million for the three months ended December 31, 2022, compared with $32.0 million for the three months ended December 31, 2021. The increase was attributable to an increase in the average balance on the AFC securitization obligations and an increase in the average interest rate on the AFC securitization obligations to approximately 6.2% for the three months ended December 31, 2022, as compared with approximately 2.3% for the three months ended December 31, 2021. This was partially offset by a decrease in interest expense resulting from the prepayment of Term Loan B-6 and $600 million of the senior notes.
Other (Income) Expense, Net
For the three months ended December 31, 2022, we had other income of $7.7 million compared with other expense of $8.0 million for the three months ended December 31, 2021. The increase in other income was primarily attributable to a decrease in unrealized losses on investment securities of approximately $8.7 million, a decrease in contingent consideration valuation adjustments of $4.2 million and an increase in other miscellaneous income aggregating $0.4 million, partially offset by a reduction in realized gains of approximately $4.8 million. In addition, there were foreign currency gains on intercompany balances of $6.1 million for the three months ended December 31, 2022, compared with foreign currency losses on intercompany balances of $1.1 million for the three months ended December 31, 2021.
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the three months ended December 31, 2022. The Company had unrealized losses of $0.6 million for the three months ended December 31, 2022. Any future changes in the fair value of these investment securities will be reflected as unrealized gains or losses until these securities are sold.
Income Taxes
We had an effective tax rate of 29.9% for the three months ended December 31, 2022, compared with an effective tax rate of 320.3% on a pre-tax loss for the three months ended December 31, 2021. The effective tax rate for the three months ended December 31, 2021 was impacted by a pre-tax loss driven mostly by expense for the increase in the estimated value of contingent consideration for which no tax benefit was recorded.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from KAR. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the three months ended December 31, 2022 and 2021, the Company's financial statements included a loss from discontinued operations of $4.8 million and $10.1 million, respectively. For further discussion, reference the notes to the consolidated financial statements. The $4.8 million loss from discontinued operations for the three months ended December 31, 2022 was comprised of an adjustment to income taxes of $5.8 million, partially offset by a $1.0 million reduction to stock-based compensation expense resulting from the true-up of performance-based restricted stock units.
Impact of Foreign Currency
For the three months ended December 31, 2022 compared with the three months ended December 31, 2021, the change in the euro exchange rate decreased revenue by $6.0 million, operating profit by $0.3 million and net income by $0.2 million. For the three months ended December 31, 2022 compared with the three months ended December 31, 2021, the change in the Canadian dollar exchange rate decreased revenue by $5.5 million, operating profit by $3.9 million and net income by $2.7 million.

Marketplace Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2022	2021
Auction fees	$80.8	$100.8
Service revenue	146.3	125.8
Purchased vehicle sales	45.0	51.9
Total Marketplace revenue from continuing operations	272.1	278.5
Cost of services*	186.3	179.8
Gross profit*	85.8	98.7
Selling, general and administrative	82.8	93.1
Depreciation and amortization	22.2	25.9
Gain on sale of property	(33.9)	—
Operating profit (loss)	$14.7	$(20.3)
Commercial vehicles sold	151,000	162,000
Dealer consignment vehicles sold	138,000	180,000
Total vehicles sold	289,000	342,000
Auction fees per vehicle sold	$280	$294
Gross profit per vehicle sold*	$297	$288
Gross profit percentage, excluding purchased vehicles*	37.8%	43.6%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment decreased $6.4 million, or 2%, to $272.1 million for the three months ended December 31, 2022, compared with $278.5 million for the three months ended December 31, 2021. The change in revenue included the impact of decreases in revenue of $6.0 million and $4.7 million due to fluctuations in the euro exchange rate and the Canadian dollar exchange rate, respectively. When excluding the effect of fluctuations in exchange rates, total Marketplace revenue in the fourth quarter of 2022 increased from the fourth quarter of 2021. The increase was primarily attributable to the increase in service revenues (discussed below).
The 15% decrease in the number of vehicles sold was comprised of a 7% decline in commercial volumes and a 23% decrease in dealer consignment volumes. The decrease in the number of vehicles sold was driven by an industry-wide lack of wholesale used vehicle supply.
Auction Fees
Auction fees decreased $20.0 million, or 20%, to $80.8 million for the three months ended December 31, 2022, compared with $100.8 million for the three months ended December 31, 2021. The decrease in auction fees was primarily the result of a decrease in the number of vehicles sold. Auction fees per vehicle sold for the three months ended December 31, 2022 decreased $14, or 5%, reflecting lower vehicle values.
Service Revenue
Service revenue increased $20.5 million, or 16%, to $146.3 million for the three months ended December 31, 2022 compared with $125.8 million for the three months ended December 31, 2021, primarily as a result of increases in repossession and remarketing fees of $10.1 million, platform fees provided to third parties of $5.8 million, transportation revenue of $3.7 million, inspection service revenue of $1.4 million and a net increase in other miscellaneous service revenues aggregating approximately $0.9 million, partially offset by a decrease in reconditioning revenue of $1.4 million.

Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, decreased $6.9 million, or 13%, to $45.0 million for the three months ended December 31, 2022, compared with $51.9 million for the three months ended December 31, 2021, primarily as a result of a decrease in the average selling price of purchased vehicles sold as a result of geopolitical events and macroeconomic conditions impacting our European operations.
Gross Profit
For the three months ended December 31, 2022, gross profit for the Marketplace segment decreased $12.9 million, or 13%, to $85.8 million, compared with $98.7 million for the three months ended December 31, 2021. Gross profit for the Marketplace segment was 31.5% of revenue for the three months ended December 31, 2022, compared with 35.4% of revenue for the three months ended December 31, 2021. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 37.8% and 43.6% for the three months ended December 31, 2022 and 2021, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold.
Gross profit as a percentage of revenue decreased for the three months ended December 31, 2022 as compared with the three months ended December 31, 2021, primarily due to an increase in lower margin transportation revenue and an increase in arbitration activity for vehicles sold on dealer-to-dealer platforms, as well as a decrease in on-premise auction revenue in Canada with a smaller decrease in direct costs.
Selling, General and Administrative
Selling, general and administrative expenses for the Marketplace segment decreased $10.3 million, or 11%, to $82.8 million for the three months ended December 31, 2022, compared with $93.1 million for the three months ended December 31, 2021, primarily as a result of decreases in stock-based compensation of $5.6 million, compensation expense of $4.2 million, information technology costs of $3.3 million and reductions in other miscellaneous expenses aggregating $3.0 million, partially offset by increases in incentive-based compensation of $3.7 million and severance of $2.1 million.
Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.
Finance Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2022	2021
Finance-related revenue
Interest income	$59.7	$39.7
Fee income	44.7	36.4
Other revenue	3.3	2.2
Net recovery (provision) for credit losses	(7.0)	0.9
Total Finance revenue	100.7	79.2
Cost of services*	15.7	14.4
Gross profit*	85.0	64.8
Selling, general and administrative	10.2	9.1
Depreciation and amortization	1.8	2.3
Operating profit	$73.0	$53.4
Loan transactions	392,000	342,000
Revenue per loan transaction	$257	$232

* Exclusive of depreciation and amortization

Revenue
For the three months ended December 31, 2022, the Finance segment revenue increased $21.5 million, or 27%, to $100.7 million, compared with $79.2 million for the three months ended December 31, 2021. The increase in revenue was primarily the result of a 15% increase in loan transactions and an 11% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $25, or 11%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 125 basis points in the fourth quarter), an increase in average portfolio duration and an increase in floorplan fees and other fee income per unit, partially offset by an increase in net credit losses and a decrease in loan values.
The provision for credit losses increased to 1.1% of the average managed receivables for the three months ended December 31, 2022 from (0.2%) for the three months ended December 31, 2021. The provision for credit losses is expected to be under 2%, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months ended December 31, 2022, gross profit for the Finance segment increased $20.2 million, or 31%, to $85.0 million, or 84.4% of revenue, compared with $64.8 million, or 81.8% of revenue, for the three months ended December 31, 2021. The increase in gross profit as a percent of revenue was primarily the result of a 27% increase in revenue, partially offset by a 9% increase in cost of services. The increase in cost of services was primarily the result of increases in lot check expenses of $0.7 million, compensation expense of $0.3 million, incentive-based compensation of $0.2 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.1 million, or 12%, to $10.2 million for the three months ended December 31, 2022, compared with $9.1 million for the three months ended December 31, 2021 primarily as a result of increases in professional fees of $0.7 million, information technology costs of $0.7 million, incentive-based compensation of $0.3 million and other miscellaneous expenses aggregating $0.8 million, partially offset by a decrease in stock-based compensation of $1.4 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	December 31,
(Dollars in millions)	2022	2021
Cash and cash equivalents	$225.7	$177.6
Restricted cash	52.0	25.8
Working capital	379.2	382.5
Amounts available under the Revolving Credit Facility	161.0	297.4
Cash provided by operating activities for the year ended	4.1	233.9
We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital is generated from the payments received for services provided. The majority of our working capital needs are short-term in nature, usually less than a week in duration. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end.

Approximately $164.1 million of available cash was held by our foreign subsidiaries at December 31, 2022. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
As of December 31, 2022, $145.0 million was drawn on the Revolving Credit Facility and there were no borrowings on the Revolving Credit Facility at December 31, 2021. We had related outstanding letters of credit in the aggregate amount of $19.0 million and $27.6 million at December 31, 2022 and December 31, 2021, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $32.1 million (€30 million) of which $3.7 million was drawn at December 31, 2022.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at December 31, 2022.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 12, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2022.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at 101.281% currently and at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid.
Expected Use of Proceeds from the Transaction
The Company generated gross proceeds from the sale of the U.S. physical auction business of approximately $2.2 billion. The Transaction closed in May 2022. Under terms of the Credit Agreement, net cash proceeds from the Transaction were used to repay Term Loan B-6 within three days of the Transaction. The Company also prepaid $600 million of the senior notes in August 2022. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. The Company is required to redeem or repay approximately $140 million of senior notes by May 9, 2023, subject to the terms of the indenture governing our senior notes.
Liquidity
At December 31, 2022, $140.0 million of the remaining senior notes are classified as current debt, as the terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. As of December 31, 2022, $145.0 million was drawn on the Revolving Credit Facility and is classified as current debt based on the Company’s past practice of using the Revolving Credit Facility for short term borrowings. However, the terms of the Revolving Credit Facility do not require repayment until maturity at September 19, 2024.
At December 31, 2022, cash totaled $225.7 million and there was an additional $161.0 million available for borrowing under the Revolving Credit Facility (net of $19.0 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
The Company’s auction volumes have been adversely impacted by the supply chain disruptions and associated challenges in the automotive industry. We expect to see an improvement in the used vehicle market in the coming years, which is expected to increase the volume of vehicles entering our auction platforms and have a positive impact on our operating results. We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under our Credit Facility are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future. A lack of recovery in market conditions, or further deterioration in market conditions, could materially affect the Company's liquidity.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2022.
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

We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$225 million at December 31, 2022. In September 2022, AFCI entered into the Sixth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 31, 2024 to January 31, 2026. In addition, provisions designed to provide additional lending and operational flexibility were modified or added. We capitalized approximately $1.1 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,416.6 million and $2,529.0 million at December 31, 2022 and December 31, 2021, respectively. AFC's allowance for losses was $21.5 million and $23.0 million at December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022 and December 31, 2021, $2,396.6 million and $2,482.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,677.6 million and $1,692.3 million of obligations collateralized by finance receivables at December 31, 2022 and December 31, 2021, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $19.4 million and $15.1 million at December 31, 2022 and December 31, 2021, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2022, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended December 31, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$5.8	$36.1	$41.9
Add back:
Income taxes	4.5	13.4	17.9
Interest expense, net of interest income	6.8	28.1	34.9
Depreciation and amortization	22.2	1.8	24.0
Intercompany interest	5.3	(5.3)	—
EBITDA	44.6	74.1	118.7
Non-cash stock-based compensation	(4.7)	(1.0)	(5.7)
Loss on extinguishment of debt	0.2	—	0.2
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(25.8)	(25.8)
Gain on sale of property	(33.9)	—	(33.9)
Severance	4.0	0.2	4.2
Foreign currency (gains)/losses	(6.1)	—	(6.1)
Net change in unrealized (gains) losses on investment securities	—	0.6	0.6
Professional fees related to business improvement efforts	2.6	0.5	3.1
Other	0.7	0.2	0.9
Total addbacks/(deductions)	(36.9)	(25.3)	(62.2)
Adjusted EBITDA	$7.7	$48.8	$56.5

	Three Months Ended December 31, 2021
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(13.8)	$29.0	$15.2
Add back:
Income taxes	(31.5)	9.4	(22.1)
Interest expense, net of interest income	21.2	10.5	31.7
Depreciation and amortization	25.9	2.3	28.2
Intercompany interest	—	—	—
EBITDA	1.8	51.2	53.0
Non-cash stock-based compensation	1.0	0.3	1.3
Acquisition related costs	2.1	—	2.1
Securitization interest	—	(8.3)	(8.3)
Loss on asset sales	0.1	—	0.1
Severance	1.3	0.2	1.5
Foreign currency (gains)/losses	1.1	—	1.1
Contingent consideration adjustment	4.2	—	4.2
Net change in unrealized (gains) losses on investment securities	—	9.3	9.3
Other	0.1	(0.1)	—
Total addbacks/(deductions)	9.9	1.4	11.3
Adjusted EBITDA	$11.7	$52.6	$64.3

	Year Ended December 31, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(105.7)	$134.3	$28.6
Add back:
Income taxes	(36.4)	46.4	10.0
Interest expense, net of interest income	37.6	78.9	116.5
Depreciation and amortization	92.3	7.9	100.2
Intercompany interest	8.4	(8.4)	—
EBITDA	(3.8)	259.1	255.3
Non-cash stock-based compensation	14.2	3.3	17.5
Loss on extinguishment of debt	17.2	—	17.2
Acquisition related costs	1.2	—	1.2
Securitization interest	—	(70.7)	(70.7)
Gain on sale of property	(33.9)	—	(33.9)
(Gain)/Loss on asset sales	(0.1)	—	(0.1)
Severance	11.7	0.7	12.4
Foreign currency (gains)/losses	2.5	—	2.5
Net change in unrealized (gains) losses on investment securities	—	7.1	7.1
Professional fees related to business improvement efforts	13.3	1.9	15.2
Other	7.1	0.4	7.5
Total addbacks/(deductions)	33.2	(57.3)	(24.1)
Adjusted EBITDA	$29.4	$201.8	$231.2

	Year Ended December 31, 2021
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(126.2)	$125.4	$(0.8)
Add back:
Income taxes	(26.4)	41.5	15.1
Interest expense, net of interest income	85.3	39.5	124.8
Depreciation and amortization	100.5	9.4	109.9
Intercompany interest	0.2	(0.2)	—
EBITDA	33.4	215.6	249.0
Non-cash stock-based compensation	12.1	2.2	14.3
Acquisition related costs	7.1	—	7.1
Securitization interest	—	(29.8)	(29.8)
(Gain)/Loss on asset sales	0.1	(0.8)	(0.7)
Severance	2.9	0.4	3.3
Foreign currency (gains)/losses	3.8	—	3.8
Contingent consideration adjustment	24.3	—	24.3
Net change in unrealized (gains) losses on investment securities	—	(1.4)	(1.4)
Other	0.6	(0.3)	0.3
Total addbacks/(deductions)	50.9	(29.7)	21.2
Adjusted EBITDA	$84.3	$185.9	$270.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters (total KAR results, including the ADESA U.S. physical auctions shown as discontinued operations). The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net income (loss)	$(0.3)	$210.2	$(5.8)	$37.1	$241.2
Less: Income from discontinued operations	8.1	215.6	(6.3)	(4.8)	212.6
Income (loss) from continuing operations	(8.4)	(5.4)	0.5	41.9	28.6
Add back:
Income taxes	(4.7)	(9.9)	6.7	17.9	10.0
Interest expense, net of interest income	25.5	25.2	30.9	34.9	116.5
Depreciation and amortization	26.0	25.9	24.3	24.0	100.2
EBITDA	38.4	35.8	62.4	118.7	255.3
Non-cash stock-based compensation	5.2	14.5	3.5	(5.7)	17.5
Loss on extinguishment of debt	—	7.7	9.3	0.2	17.2
Acquisition related costs	0.3	0.3	0.3	0.3	1.2
Securitization interest	(10.4)	(14.3)	(20.2)	(25.8)	(70.7)
Gain on sale of property	—	—	—	(33.9)	(33.9)
(Gain)/Loss on asset sales	(0.1)	—	—	—	(0.1)
Severance	3.4	3.3	1.5	4.2	12.4
Foreign currency (gains)/losses	1.2	3.3	4.1	(6.1)	2.5
Net change in unrealized (gains) losses on investment securities	3.0	3.2	0.3	0.6	7.1
Professional fees related to business improvement efforts	8.1	0.8	3.2	3.1	15.2
Other	—	1.5	5.1	0.9	7.5
Total addbacks/(deductions)	10.7	20.3	7.1	(62.2)	(24.1)
Adjusted EBITDA from continuing ops	$49.1	$56.1	$69.5	$56.5	$231.2
Adjusted EBITDA from discontinued ops	22.6	2.2	—	—	24.8
Adjusted EBITDA	$71.7	$58.3	$69.5	$56.5	$256.0

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2022	2021
Net cash provided by (used by):
Operating activities - continuing operations	$4.1	$233.9
Operating activities - discontinued operations	(459.1)	179.3
Investing activities - continuing operations	70.0	(1,186.4)
Investing activities - discontinued operations	2,077.4	(32.2)
Financing activities - continuing operations	(1,621.9)	204.0
Financing activities - discontinued operations	10.8	6.4
Less: Net change in cash balances of discontinued operations	12.4	15.6
Effect of exchange rate on cash	(19.4)	(1.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$74.3	$(580.9)

Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $4.1 million for the year ended December 31, 2022, compared with $233.9 million for the year ended December 31, 2021. Cash provided by continuing operations for 2022 consisted primarily of cash earnings and a decrease in trade receivables and other assets, partially offset by a decrease in accounts payable and accrued expenses and the portion of contingent consideration payments classified in operating activities. Cash provided by continuing operations for 2021 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends. Specifically, accounts payable and accrued expenses represented a $240.8 million use of cash for the year ended December 31, 2022, compared with a $143.9 million source of cash for the year ended December 31, 2021 (timing and impact of changes in wholesale vehicle values).
Cash flows from operations can be significantly impacted by changes in working capital in any given period. In addition to other items, the timing of working capital changes are impacted by AFC's operations. For the year ended December 31, 2022, of the $240.8 million of operating cash used for the change in accounts payable and accrued expenses, approximately $90 million related to the accounts payable and accrued expenses at AFC. The $90 million decrease in accounts payable and accrued expenses at AFC was primarily the result of the changes in wholesale vehicle values. In contrast, for the year ended December 31, 2021, the change in AFC's accounts payable and accrued expenses provided cash of approximately $127 million. The value of vehicles included in AFC's accounts payable at December 31, 2021 were near all-time highs compared with continuing declining values throughout 2022.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash provided by investing activities (continuing operations) was $70.0 million for the year ended December 31, 2022, compared with net cash used by investing activities of $1,186.4 million for the year ended December 31, 2021. The cash provided by investing activities in 2022 was primarily from a decrease in finance receivables held for investments and proceeds from the sale of property and equipment, partially offset by purchases of property and equipment. The cash used by investing activities in 2021 was primarily due to an increase in finance receivables held for investments, the acquisition of businesses and purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $1,621.9 million for the year ended December 31, 2022, compared with net cash provided by financing activities of $204.0 million for the year ended December 31, 2021. The cash used by financing activities in 2022 was primarily due to payments made on the Company’s long-term debt and repurchases and retirement of common stock, partially offset by borrowings from lines of credit. The cash provided by financing activities in 2021 was primarily due to an increase in obligations collateralized by finance receivables, partially offset by repurchases and retirement of common stock.
Cash flow from operating activities (discontinued operations) Net cash used by operating activities (discontinued operations) was $459.1 million for the year ended December 31, 2022, compared with net cash provided by operating activities of $179.3 million for the year ended December 31, 2021. The cash used by operating activities for the year ended December 31, 2022 is primarily attributable to income taxes paid associated with the taxable gain on the sale of the ADESA U.S. physical auction business and a decrease in accounts payable and accrued expenses. The cash provided by operating activities for the year ended December 31, 2021 primarily consisted of cash earnings and an increase in accounts payable and accrued expenses.
Cash flow from investing activities (discontinued operations) Net cash provided by investing activities (discontinued operations) was $2,077.4 million for the year ended December 31, 2022, compared with net cash used by investing activities of $32.2 million for the year ended December 31, 2021. The cash provided by investing activities for the year ended December 31, 2022 is primarily attributable to the proceeds from the sale of the ADESA U.S. physical auction business, partially offset by purchases of property and equipment. The cash used by investing activities for the year ended December 31, 2021 is primarily attributed to purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.
Cash flow from financing activities (discontinued operations) Net cash provided by financing activities (discontinued operations) was $10.8 million for the year ended December 31, 2022, compared with $6.4 million for the year ended December 31, 2021. The cash provided by financing activities in both periods is primarily attributable to a net increase in book overdrafts.

Capital Expenditures
Capital expenditures for the years ended December 31, 2022 and 2021 approximated $60.9 million and $64.2 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $65 million for fiscal year 2023. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Contractual Obligations
To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of December 31, 2022. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. This table does not include the obligations related to our Series A Preferred Stock discussed in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The following table summarizes our contractual cash obligations as of December 31, 2022 (in millions):

	Payments Due by Period
Contractual Obligations	Total	1 year or Less	More than 1 Year
Long-term debt
$325 million Revolving Credit Facility (a)	$145.0	$145.0	$—
Senior notes (a)	350.0	140.0	210.0
European lines of credit	3.7	3.7	—
Finance lease obligations (b)	2.9	2.0	0.9
Interest payments relating to long-term debt (c)	39.3	23.5	15.8
Operating leases (d)	117.2	15.4	101.8
Contingent consideration related to acquisitions (e)	15.0	15.0	—
Total contractual cash obligations	$673.1	$344.6	$328.5
________________________________________
(a)The Company has historically included the Revolving Credit Facility in current debt based on its intent to repay the amount outstanding within one year; however, the Company is not contractually obligated to repay the borrowings until the maturity of the Revolving Credit Facility (September 2024). In addition, subject to the terms of the indenture governing our senior notes, the table assumes $140 million of the senior notes will be repaid in early 2023 with proceeds from the sale of the ADESA U.S. physical auction business.
(b)We have entered into finance leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the finance leases. Future finance lease obligations would change if we entered into additional finance lease agreements.
(c)Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2022.
(d)Operating leases are entered into in the normal course of business. We lease some of our vehicle logistics center facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.
(e)Contingent consideration related to acquisitions represents the maximum amount of contingent payments.

Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the year ended December 31, 2022, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million and for the years ended December 31, 2022 and 2021, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $21.6 million and $41.1 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
The Company has suspended its quarterly common stock dividend. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement and AFC's securitization facilities and the indenture governing our senior notes, capital requirements and other factors that our board of directors deems relevant. No assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.
Critical Accounting Estimates
In preparing the financial statements in accordance with U.S. generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: (1) allowance for credit losses; (2) business combinations; and (3) goodwill and other intangible assets.
In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our financial statements.
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2022, which are included in this Annual Report on Form 10-K.
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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including approximately 60,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.

As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the years ended December 31, 2022 and 2021, our provision for credit losses would have increased by approximately $0.9 million and $0.2 million in 2022 and 2021, respectively.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on internal projections considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. Prior to its sale, ADESA U.S. was part of the ADESA Auctions operating segment. As a result of the sale of the ADESA U.S. physical auction business in 2022, we allocated approximately $1.1 billion of goodwill related to the ADESA Auctions operating segment to the disposal group in connection with the disposition of ADESA U.S. The goodwill was allocated to the disposal group based on the relative fair value of ADESA U.S. compared to the fair value of the remainder of the operating segment. In connection with the reallocation, we performed a quantitative impairment assessment in the second quarter and no impairment was identified. At our annual test date, a qualitative impairment assessment was performed for the Company's remaining reporting units and no impairment was identified. In 2021, we performed a qualitative impairment assessment for our reporting units and based on our assessments, the Company did not identify any impairment. In 2020, we performed a quantitative impairment assessment for our reporting units and this assessment resulted in the impairment of goodwill totaling $25.5 million in our ADESA Remarketing Limited reporting unit (doing business as ADESA U.K.). For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Following the sale of the ADESA U.S. physical auction business in 2022, the Company realigned its reporting units within the Marketplace segment (formerly referenced as ADESA Auctions) and allocated goodwill to the new reporting unit structure. As such, we reviewed goodwill for impairment again in the fourth quarter of 2022 before and after the realignment. This review concluded that the fair value of each reporting unit was substantially in excess of its carrying value, with the exception of our U.S. Dealer-to-Dealer reporting unit within the Marketplace segment, which exceeded its carrying value by approximately 4%. Significant assumptions used in the determination of the estimated fair value of this reporting unit were the revenues and earnings growth rates and the discount rate. The revenues and expense growth rates are dependent on wholesale used vehicle supply, the competitive environment, inflation and our ability to pass price increases along to our customers, and business activities that impact market share. As a result, the revenues growth rate could be adversely impacted by market conditions, macroeconomic factors or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon the Company’s required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment, volatility in the equity markets and the interest rate environment. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the goodwill within the U.S. Dealer-to-Dealer reporting unit described above. As of December 31, 2022, the carrying value of this reporting unit’s goodwill was $306.2 million.
As with goodwill, we assess indefinite-lived tradenames for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that impairment may exist. When assessing indefinite-lived tradenames for impairment using a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist and whether the tradenames continue to have an indefinite life. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the tradename asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the tradename asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related assets. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In connection with the sale of the ADESA U.S. physical auction business in 2022, we performed a quantitative impairment test on the ADESA tradename and concluded that the fair value was substantially in excess of carrying value.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom, Continental Europe and Mexican subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound, euro or Mexican peso. Foreign currency losses on intercompany loans were approximately $2.5 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. Canadian currency translation negatively affected net income by approximately $2.8 million for the year ended December 31, 2022 and positively affected net income by approximately $3.6 million for the year ended December 31, 2021. A 1% change in the month-end Canadian dollar exchange rate for December 31, 2022 would have impacted foreign currency losses on intercompany loans by $0.1 million and net income by $0.1 million. A 1% change in the month-end euro exchange rate for December 31, 2022 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the year ended December 31, 2022 would have impacted net income by approximately $1.0 million. Currency exposure of our U.K., European and Mexican operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We most recently used interest rate swap agreements to manage our exposure to interest rate changes. We originally designated the interest rate swaps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges are recorded upon the recognition of the interest related to the hedged debt.
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
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the year ended December 31, 2022 would have resulted in an increase in interest expense of approximately $2.2 million.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
KAR Auction Services, Inc.

Report of Independent Registered Public Accounting Firm (KPMG LLP, Indianapolis, IN, Auditor Firm ID: 185) 57

Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020 59

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020 60

Consolidated Balance Sheets as of December 31, 2022 and 2021 61

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020 63

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020 64

Notes to Consolidated Financial Statements 66

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
KAR Auction Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KAR Auction Services, Inc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses.
Basis for Opinions
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2022 was $21.5 million (the ACL). The Company estimates the ACL using a methodology that first considers quantitative models that calculate historical loss rates using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The Company’s methodology is also based on management’s evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses (qualitative risk factors).

We identified the assessment of qualitative risk factors used in the ACL estimate as a critical audit matter. Due to significant measurement uncertainty, such assessment required complex and subjective auditor judgment, including specialized skill and knowledge. This assessment involved evaluating the qualitative framework and related risk factors. These factors increase the likelihood that qualitative risk factors were necessary in order to capture estimated credit losses not captured through the quantitative models.
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
Fair value of reporting units
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company sold the ADESA U.S. physical auction business (ADESA U.S.) in May 2022. The Company allocated goodwill of approximately $1.1 billion to ADESA U.S. based on the relative fair value of ADESA U.S. and its remaining reporting units. Following the sale of ADESA U.S., the Company made certain changes to its reporting structure within the Marketplace segment and realigned its reporting units as of November 30, 2022. This change required goodwill in the Marketplace segment to be allocated to the new reporting units based on their relative fair value. The Company tested goodwill of the new reporting units for impairment following the change in reporting unit structure as of November 30, 2022, by comparing the fair values of the reporting units to their carrying values. The Company estimates the fair value of its reporting units using discounted cash flows.
We identified the evaluation of the fair values of the Company’s reporting units, which were utilized in the allocation of goodwill and the assessment of goodwill for impairment, as a critical audit matter. Specifically, subjective and complex auditor judgement was required to evaluate the projected revenue growth rates and the discount rates used within the discounted cash flow model to determine the reporting units’ fair values. Changes in these assumptions could have had a significant impact on the fair values of the Company’s reporting units. Additionally, we involved valuation professionals with specialized skills and knowledge to evaluate the discount rates used in the valuations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value determination of the reporting units. This included controls related to development of the projected revenue growth rates and discount rates used in determination of the fair values. We evaluated the reasonableness of the Company’s projected revenue growth rates by comparing them to publicly available market data for the industry as well as the Company’s historical results. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable entities.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana
March 9, 2023

KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating revenues
Auction fees	$370.3	$399.2	$343.3
Service revenue	590.3	541.3	554.6
Purchased vehicle sales	182.9	220.9	161.4
Finance-related revenue	375.9	289.2	267.6
Total operating revenues	1,519.4	1,450.6	1,326.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	834.3	792.5	744.3
Selling, general and administrative	445.1	420.7	374.5
Depreciation and amortization	100.2	109.9	109.1
Gain on sale of property	(33.9)	—	—
Goodwill and other intangibles impairment	—	—	29.8
Total operating expenses	1,345.7	1,323.1	1,257.7
Operating profit	173.7	127.5	69.2
Interest expense	119.2	125.7	128.2
Other (income) expense, net	(1.3)	(12.5)	5.8
Loss on extinguishment of debt	17.2	—	—
Income (loss) from continuing operations before income taxes	38.6	14.3	(64.8)
Income taxes	10.0	15.1	(11.2)
Income (loss) from continuing operations	28.6	(0.8)	(53.6)
Income from discontinued operations, net of income taxes	212.6	67.3	54.1
Net income	$241.2	$66.5	$0.5
Net income (loss) per share - basic
Income (loss) from continuing operations	$(0.10)	$(0.27)	$(0.77)
Income from discontinued operations	1.40	0.43	0.42
Net income (loss) per share - basic	$1.30	$0.16	$(0.35)
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(0.10)	$(0.27)	$(0.77)
Income from discontinued operations	1.40	0.43	0.42
Net income (loss) per share - diluted	$1.30	$0.16	$(0.35)
Dividends declared per common share	$—	$—	$0.19

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$241.2	$66.5	$0.5
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(30.5)	(5.8)	17.8
Unrealized gain (loss) on interest rate derivatives, net of tax	5.7	13.8	(19.5)
Total other comprehensive income (loss), net of tax	(24.8)	8.0	(1.7)
Comprehensive income (loss)	$216.4	$74.5	$(1.2)

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$225.7	$177.6
Restricted cash	52.0	25.8
Trade receivables, net of allowances of $15.8 and $9.5	270.7	381.3
Finance receivables, net of allowances of $21.5 and $23.0	2,395.1	2,506.0
Other current assets	78.9	87.9
Current assets of discontinued operations	—	213.2
Total current assets	3,022.4	3,391.8
Other assets
Goodwill	1,464.5	1,598.0
Customer relationships, net of accumulated amortization of $417.3 and $401.5	135.9	159.1
Other intangible assets, net of accumulated amortization of $406.0 and $350.0	231.3	243.3
Operating lease right-of-use assets	84.8	94.7
Property and equipment, net of accumulated depreciation of $197.7 and $201.6	123.6	143.5
Other assets	57.3	53.7
Non-current assets of discontinued operations	—	1,766.6
Total other assets	2,097.4	4,058.9
Total assets	$5,119.8	$7,450.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2022	2021
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$551.2	$785.3
Accrued employee benefits and compensation expenses	31.9	32.3
Accrued interest	7.8	6.1
Other accrued expenses	79.1	107.4
Income taxes payable	6.9	7.9
Obligations collateralized by finance receivables	1,677.6	1,692.3
Current maturities of long-term debt	288.7	16.3
Current liabilities of discontinued operations	—	361.7
Total current liabilities	2,643.2	3,009.3
Non-current liabilities
Long-term debt	205.3	1,849.7
Deferred income tax liabilities	54.0	138.4
Operating lease liabilities	79.7	88.1
Other liabilities	6.8	30.0
Non-current liabilities of discontinued operations	—	231.3
Total non-current liabilities	345.8	2,337.5
Commitments and contingencies (Note 19)
Temporary equity
Series A convertible preferred stock (Note 15)	612.5	590.9
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
108,914,678 (2022)
121,163,050 (2021)	1.1	1.2
Additional paid-in capital	743.8	910.8
Retained earnings	822.9	625.7
Accumulated other comprehensive loss	(49.5)	(24.7)
Total stockholders' equity	1,518.3	1,513.0
Total liabilities, temporary equity and stockholders' equity	$5,119.8	$7,450.7

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	128.8	$1.3	$1,028.9	$651.0	$(31.0)	$1,650.2
Cumulative effect adjustment for adoption of ASC Topic 326, net of tax				(3.8)		(3.8)
Net income				0.5		0.5
Other comprehensive loss					(1.7)	(1.7)
Issuance of common stock under stock plans	0.8		2.1			2.1
Issuance of common stock - private placement	0.9		15.0			15.0
Surrender of RSUs for taxes	(0.2)		(4.0)			(4.0)
Stock-based compensation expense			14.0			14.0
Repurchase and retirement of common stock	(0.6)		(10.2)			(10.2)
Dividends earned under stock plans			0.7	(0.9)		(0.2)
Cash dividends declared to stockholders ($0.19 per share)				(24.5)		(24.5)
Dividends on preferred stock				(21.6)		(21.6)
Balance at December 31, 2020	129.7	1.3	1,046.5	600.7	(32.7)	1,615.8
Net income				66.5		66.5
Other comprehensive income					8.0	8.0
Issuance of common stock under stock plans	0.5		1.5			1.5
Issuance of common stock - private placement	2.0		30.0			30.0
Surrender of RSUs for taxes	(0.2)		(2.2)			(2.2)
Stock-based compensation expense			15.6			15.6
Repurchase and retirement of common stock	(10.8)	(0.1)	(180.8)			(180.9)
Dividends earned under stock plans			0.2	(0.4)		(0.2)
Dividends on preferred stock				(41.1)		(41.1)
Balance at December 31, 2021	121.2	1.2	910.8	625.7	(24.7)	1,513.0
Net income				241.2		241.2
Other comprehensive loss					(24.8)	(24.8)
Issuance of common stock under stock plans	0.5		1.4			1.4
Surrender of RSUs for taxes	(0.2)		(2.7)			(2.7)
Stock-based compensation expense			16.3			16.3
Repurchase and retirement of common stock	(12.6)	(0.1)	(182.1)			(182.2)
Dividends earned under stock plans			0.1	(0.2)		(0.1)
Dividends on preferred stock				(43.8)		(43.8)
Balance at December 31, 2022	108.9	$1.1	$743.8	$822.9	$(49.5)	$1,518.3

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$241.2	$66.5	$0.5
Net income from discontinued operations	(212.6)	(67.3)	(54.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100.2	109.9	109.1
Provision for credit losses	18.6	7.2	40.1
Deferred income taxes	(2.3)	4.4	(0.5)
Amortization of debt issuance costs	10.7	12.1	11.7
Stock-based compensation	16.6	13.2	11.8
Contingent consideration adjustment	—	24.3	6.8
Net change in unrealized (gain) loss on investment securities	7.1	(1.4)	—
Gain on sale of property	(33.9)	—	—
Goodwill and other intangibles impairment	—	—	29.8
Loss on extinguishment of debt	17.2	—	—
Other non-cash, net	0.5	2.1	3.3
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	107.7	(81.0)	42.6
Accounts payable and accrued expenses	(240.8)	143.9	(22.0)
Payments of contingent consideration in excess of acquisition-date fair value	(26.1)	—	—
Net cash provided by operating activities - continuing operations	4.1	233.9	179.1
Net cash (used by) provided by operating activities - discontinued operations	(459.1)	179.3	205.3
Investing activities
Net (increase) decrease in finance receivables held for investment	97.9	(618.6)	170.6
Acquisition of businesses (net of cash acquired)	(0.4)	(521.8)	(421.0)
Purchases of property, equipment and computer software	(60.9)	(64.2)	(62.8)
Investments in securities	(6.7)	(22.5)	—
Proceeds from sale of investments	0.3	38.5	—
Proceeds from the sale of PWI	—	2.2	24.3
Proceeds from the sale of property and equipment	39.8	—	—
Net cash provided by (used by) investing activities - continuing operations	70.0	(1,186.4)	(288.9)
Net cash provided by (used by) investing activities - discontinued operations	2,077.4	(32.2)	(37.7)
Financing activities
Net (decrease) increase in book overdrafts	(5.7)	(8.0)	3.2
Net increase (decrease) in borrowings from lines of credit	141.9	(8.0)	(14.0)
Net increase (decrease) in obligations collateralized by finance receivables	1.5	424.4	(191.1)
Proceeds from issuance of Series A Preferred Stock	—	—	550.1
Payments for issuance costs of Series A Preferred Stock	—	—	(21.9)
Payments for debt issuance costs/amendments	(11.6)	(0.6)	(18.5)
Payments on long-term debt	(928.6)	(9.5)	(9.5)
Payment for early extinguishment of debt	(606.3)	—	—
Payments on finance leases	(3.9)	(5.6)	(7.4)
Payments of contingent consideration and deferred acquisition costs	(3.5)	(37.1)	(31.2)
Issuance of common stock under stock plans	1.4	1.5	2.1
Issuance of common stock - private placement	—	30.0	15.0
Tax withholding payments for vested RSUs	(2.7)	(2.2)	(4.0)
Repurchase and retirement of common stock	(182.2)	(180.9)	(10.2)
Dividends paid on common stock	—	—	(49.0)
Dividends paid on Series A Preferred Stock	(22.2)	—	—
Net cash (used by) provided by financing activities - continuing operations	(1,621.9)	204.0	213.6
Net cash provided by (used by) financing activities - discontinued operations	10.8	6.4	(18.8)
Less: Net change in cash balances of discontinued operations	12.4	15.6	79.5
Effect of exchange rate changes on cash	(19.4)	(1.5)	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	74.3	(580.9)	330.9
Cash, cash equivalents and restricted cash at beginning of period	203.4	784.3	453.4
Cash, cash equivalents and restricted cash at end of period	$277.7	$203.4	$784.3
See accompanying notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information
(In millions)	Year Ended December 31,
	2022	2021	2020
Cash paid for interest, net of proceeds from interest rate derivatives	$106.4	$112.7	$116.6
Cash paid for taxes, net of refunds - continuing operations	$25.6	$24.8	$16.6
Cash paid for taxes, net of refunds - discontinued operations	$378.1	$1.2	$—

See accompanying notes to consolidated financial statements

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

Note 1—Organization and Other Matters
KAR Auction Services, Inc., doing business as KAR Global, was organized in the State of Delaware on November 9, 2006.
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "KAR" and "the Company" refer, collectively, to KAR Auction Services, Inc. and all of its subsidiaries;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of KAR Auction Services, and ADESA, Inc.'s subsidiaries, including Openlane, Inc. (together with Openlane, Inc.'s subsidiaries, "OPENLANE"), BacklotCars, Inc. ("BacklotCars"), CARWAVE LLC ("CARWAVE"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited ("ADESA U.K.") and ADESA Europe NV and its subsidiaries ("ADESA Europe");
•"ADESA U.S. physical auction business," "ADESA U.S. physical auctions" and "ADESA U.S." refer to the auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers, which were sold to Carvana Group, LLC (together with Carvana Co. and its subsidiaries, "Carvana") in May 2022;
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
•"Credit Facility" refers to the $950 million, senior secured term loan B-6 facility due September 19, 2026 ("Term Loan B-6"), of which the outstanding amount was fully repaid in 2022, and the $325 million, senior secured revolving credit facility due September 19, 2024 (the "Revolving Credit Facility"), the terms of which are set forth in the Credit Agreement;
•"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of KAR Auction Services, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities;
•"KAR Auction Services" refers to KAR Auction Services, Inc. and not to its subsidiaries;
•"Senior notes" refers to the 5.125% senior notes due 2025 ($350 million aggregate principal was outstanding at December 31, 2022); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 and 612,676 shares of Series A Preferred Stock were outstanding at December 31, 2022 and 2021, respectively).
Business and Nature of Operations
KAR is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of December 31, 2022, the Marketplace segment (formerly referenced as ADESA Auctions) serves a domestic and international customer base through digital marketplaces and 14 vehicle logistics center locations across Canada.
For our commercial sellers, our OPENLANE software platform supports private label digital remarketing sites and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
For dealer customers, the Company also operates BacklotCars and TradeRev digital marketplace platforms that facilitate real-time transactions between automotive dealers, coast-to-coast in the United States and Canada. The CARWAVE digital auction platform was integrated with BacklotCars in the fourth quarter of 2022, adding additional features and functionality to the BacklotCars marketplace, including a live auction format that allows dealers to sell and source inventory in a fast-paced, head-to-head bidding environment.
Internationally, our digital marketplaces also include ADESA U.K., an online wholesale used vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale used vehicle marketplace in Continental Europe.
Remarketing services include a variety of activities designed to facilitate the transfer of used vehicles between sellers and buyers throughout the vehicle life cycle. We facilitate the exchange of these vehicles through our marketplaces, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold through our marketplaces. Generally, fees are earned from the seller and buyer on each successful marketplace transaction in addition to fees earned for ancillary services. We also sell vehicles that have been purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.
We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers and this financing is provided through approximately 100 locations throughout the United States and Canada as of December 31, 2022. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, BacklotCars (including CARWAVE), TradeRev, and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which encompasses settling lien holder payoffs. AFC also provides title services for their customers.
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
Reclassifications
Beginning in 2022, the Company has classified the ADESA U.S. physical auctions (vehicle logistics centers) as discontinued operations. Certain amounts reported in the consolidated financial statements and related notes as of and for the years ended December 31, 2021 and 2020 have been reclassified to discontinued operations to reflect the sale of the Company’s ADESA U.S. physical auction business. The assets and liabilities of the ADESA U.S. physical auctions have been reclassified to "Current assets of discontinued operations," "Non-current assets of discontinued operations," "Current liabilities of discontinued operations" and "Non-current liabilities of discontinued operations" in the consolidated balance sheets for all periods presented. Likewise, certain amounts reported for segment results in the consolidated financial statements as of and for the years ended December 31, 2021 and 2020 have been reclassified to conform to the discontinued operations presentation. See Note 4 for a further discussion.
In addition, KAR provided transportation services of $73.6 million, $80.3 million and $89.4 million to the ADESA U.S. physical auctions for the years ended December 31, 2022, 2021 and 2020, respectively. The transportation amount noted for 2022 includes transactions before and after the sale. The revenue and cost of services for these transportation services provided to the ADESA U.S. physical auctions was previously eliminated in consolidation, but this revenue and the related costs are now included in the Company's consolidated statements of income.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
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
Business Segments
Our operations are grouped into two operating segments: Marketplace (formerly referenced as ADESA Auctions) and Finance (formerly referenced as AFC). The two operating segments also serve as our reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We most recently used interest rate swaps that were designated and qualified as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives were recorded in "Other liabilities" on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges were recorded as a component of "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges were recorded upon the recognition of the interest related to the hedged debt.
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses on intercompany balances are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a loss of $2.5 million for the year ended December 31, 2022, a loss of $3.8 million for the year ended December 31, 2021 and a loss of $4.9 million for the year ended December 31, 2020. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Receivables
Trade receivables include the unremitted purchase price of vehicles purchased by third parties through our marketplaces, fees to be collected from those buyers and amounts due for services provided by us related to certain consigned vehicles in our possession. The amounts due with respect to the services provided by us related to certain consigned vehicles are generally deducted from the sales proceeds upon the eventual marketplace sale or other disposition of the related vehicles.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
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
Leases
The Company accounts for leases under ASC 842, Leases. We determine if an arrangement is a lease at inception. Operating leases are included in "Operating lease right-of-use assets," "Other accrued expenses" and "Operating lease liabilities" in our

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
consolidated balance sheets. Finance leases are included in "Property and equipment, net," "Other accrued expenses" and "Other liabilities" in our consolidated balance sheets.
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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $20.2 million and $25.9 million at December 31, 2022 and 2021, respectively.
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
December 31, 2022, 2021 and 2020
estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2022. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the year ended December 31, 2022, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
Marketplace
The performance obligation contained within the marketplace contracts for sellers is facilitating the remarketing of vehicles, including titling, administration and sale through our marketplaces. The remarketing performance obligation is satisfied at the point in time the vehicle is sold through our marketplaces. The ancillary services contracts include services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions. The performance obligations related to these services are subject to separate contracts and are satisfied at the point in time the services are completed.
Contracts with buyers are generally established via purchase through our marketplaces, subject to standard terms and conditions. These contracts contain a single performance obligation, which is satisfied at a point in time when the vehicle is purchased through our marketplaces.
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income) because it has no influence on the vehicle marketplace selling price agreed to by the seller and the buyer. The Company does not record the gross selling price of the consigned vehicles sold through our marketplaces as revenue. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statement of income). The Company also sells vehicles that have been purchased, which represent approximately 1% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold through our marketplaces as revenue ("Purchased vehicle sales" in the consolidated statement of income) and the gross purchase price of the vehicles as "Cost of services," at the completion of each sale to a third party.
Finance
AFC's revenue ("Finance-related revenue" in the consolidated statement of income) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables, as well as warranty contract revenue prior to 2021. The following table summarizes the primary components of AFC's finance-related revenue:

	Year Ended December 31,
AFC Revenue (in millions)	2022	2021	2020
Interest income	$202.8	$139.7	$117.5
Fee income	171.9	144.4	148.6
Other revenue	11.0	8.6	8.7
Provision for credit losses	(9.8)	(3.5)	(38.6)
Warranty contract revenue	—	—	31.4
	$375.9	$289.2	$267.6

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
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
Income (Loss) from Continuing Operations per Share
The Company includes participating securities (Series A Preferred Stock) in the computation of income from continuing operations per share pursuant to the two-class method. The two-class method of calculating income from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from income from continuing operations in determining income attributable to common stockholders.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
New Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance was effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. This update can be adopted on either a fully retrospective or a modified retrospective basis. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new guidance was effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Note 3—Acquisitions
Contingent Payments Related to Prior Year Acquisitions
Some of the purchase agreements related to prior year acquisitions included additional payments over a specified period, including contingent payments based on certain conditions and performance. At December 31, 2022, we had estimated contingent consideration with a fair value of approximately $13.5 million (based on Level 3 inputs), which is reported in "Other accrued expenses" in the accompanying consolidated balance sheet. At December 31, 2022, the maximum potential payment for undiscounted contingent payments could approximate $15.0 million. For the year ended December 31, 2022, we made contingent consideration payments related to the CarsOnTheWeb acquisition of $29.6 million.
2021 Acquisitions
CARWAVE Holdings LLC
In October 2021, ADESA acquired CARWAVE Holdings LLC (“CARWAVE”). CARWAVE is an online dealer-to-dealer marketplace featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live buyer bidding. The acquisition is expected to build on KAR’s growth in the dealer-to-dealer space, enhance KAR’s position in the highly fragmented wholesale used vehicle market and accelerate the Company’s overall transformation to a digital marketplace company.
The purchased assets included accounts receivable, other current assets, property and equipment, software, customer relationships and tradenames. Financial results for CARWAVE have been included in our consolidated financial statements from the date of acquisition.
The purchase price for CARWAVE, net of cash acquired, was approximately $442.0 million. The acquired assets and assumed liabilities of CARWAVE were recorded at fair value, including $67.5 million to intangible assets, representing the fair value of acquired customer relationships of $62.5 million, software of $4.6 million and tradenames of $0.4 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth, estimated customer attrition rates and estimated royalty and license rates. The acquisition resulted in $373.4 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment (formerly referenced as ADESA Auctions) and most of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
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
The purchase price for Auction Frontier, net of cash acquired, was approximately $92.2 million, which included a net cash payment of $79.8 million and estimated contingent payments with a fair value of $12.4 million based on a probability model (based on Level 3 inputs). The maximum amount of undiscounted contingent payment related to this acquisition could approximate $15.0 million. The acquired assets and assumed liabilities of Auction Frontier were recorded at fair value, including $17.9 million to intangible assets, representing the fair value of acquired customer relationships of $10.0 million, software of $7.6 million and tradenames of $0.3 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty and license rates. A probability model, based on the expected retention of significant customers, was used to value the estimated contingent consideration. The acquisition resulted in $73.8 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment (formerly referenced as ADESA Auctions) and all of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."
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
The acquired assets and assumed liabilities of BacklotCars were recorded at fair value, including $78.8 million to intangible assets, representing the fair value of acquired customer relationships of $66.4 million, software of $8.3 million and tradenames of $4.1 million, which are being amortized over their expected useful lives. The multi-period excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty rates. The acquisition resulted in $354.8 million of goodwill. The goodwill is recorded in the Marketplace reportable segment (formerly referenced as ADESA Auctions) and none of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2020. Acquisition costs are included in the consolidated statement of income within "Selling, general and administrative."

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 4—Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from KAR (the "Transaction"). The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction are included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. In addition, KAR will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which has an indefinite life. The tradename continues to generate cash flows from our continuing operations and, pursuant to the purchase and commercial agreements with Carvana and its affiliates, Carvana now pays a fee to the Company for use of the tradename for the ADESA U.S. physical auctions for a defined period. In addition, the Company expects to utilize the ADESA tradename to generate revenue and cash flows indefinitely from its remaining operations. From the completion of the Transaction through December 31, 2022, KAR has received a net cash inflow from the commercial agreement and transition services agreement of approximately $57.4 million.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment (formerly referenced as ADESA Auctions). The "Goodwill" shown in the balance sheet below was allocated to the ADESA U.S. physical auctions based on relative fair value. Discontinued operations included transaction costs of approximately $37.1 million for the year ended December 31, 2022, in connection with the Transaction. These costs consisted of consulting and professional fees associated with the Transaction. As shown below, the Transaction resulted in a pretax gain on disposal of approximately $521.8 million. The effective tax rate for discontinued operations was approximately 60% primarily due to non-deductible goodwill recognized in the Transaction.
The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating revenues	$305.9	$881.3	$950.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	224.9	582.4	624.6
Selling, general and administrative	67.8	148.7	182.2
Depreciation and amortization	11.2	73.0	82.1
Total operating expenses	303.9	804.1	888.9
Operating profit (loss)	2.0	77.2	61.3
Interest expense	0.1	0.9	0.7
Other (income) expense, net	(8.4)	(11.0)	(9.7)
Income (loss) from discontinued operations before gain on disposal and income taxes	10.3	87.3	70.3
Pretax gain on disposal of discontinued operations	521.8	—	—
Income taxes	319.5	20.0	16.2
Income from discontinued operations	$212.6	$67.3	$54.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
In preparing our 2022 annual consolidated financial statements, we identified an error in the December 31, 2021 comparative balance sheet that had been recasted and presented in our Form 10-Qs filed during 2022 to reflect the classification of the ADESA U.S. physical auctions as discontinued operations. In the December 31, 2021 balance sheet included in those filings, liabilities of discontinued operations were overstated by $82.5 million with a corresponding understatement of deferred income tax liabilities. The error was determined to be immaterial and has been corrected in the December 31, 2021 balance sheet presented herein. There was no impact to the consolidated statements of income, statements of comprehensive income, statements of stockholders’ equity and statements of cash flows for the year ended December 31, 2021. The following table summarizes the major classes of assets and liabilities of the ADESA U.S. physical auction business that have been classified as discontinued operations for the periods presented (in millions):

	May 8, 2022	December 31, 2021
Assets
Cash and cash equivalents	$68.6	$12.4
Trade receivables, net of allowances	206.3	179.3
Inventory	15.5	15.7
Other current assets	9.3	5.8
Current assets of discontinued operations	299.7	213.2
Goodwill	1,099.7	980.5
Customer relationships, net of accumulated amortization	81.4	84.2
Other intangible assets, net of accumulated amortization	30.7	32.6
Operating lease right-of-use assets	223.7	231.0
Property and equipment, net of accumulated depreciation	440.1	435.7
Other assets	2.4	2.6
Non-current assets of discontinued operations	1,878.0	1,766.6
Total assets of discontinued operations	$2,177.7	$1,979.8

Liabilities
Accounts payable	$249.5	$271.7
Accrued employee benefits and compensation expenses	10.2	27.2
Other accrued expenses	28.2	35.3
Current portion of operating lease liabilities	27.7	27.5
Current liabilities of discontinued operations	315.6	361.7
Operating lease liabilities	216.8	229.0
Other liabilities	2.0	2.3
Non-current liabilities of discontinued operations	218.8	231.3
Total liabilities of discontinued operations	$534.4	$593.0
Note 5—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with KAR Auction Services service-based options ("service options"), market-based options ("market options"), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the KAR Auction Services service options, market options, PRSUs and RSUs should be classified as equity awards. In addition, as further discussed below, holders of some of these awards received an equivalent number of PRSUs, RSUs and options in IAA as they had in KAR at June 28, 2019. These awards were scheduled to vest over the period from February 2020 to March 2022.
In connection with the spin-off of IAA, the Company modified its stock-based compensation awards under the "equitable adjustments" clause in the Omnibus Plan, which provides anti-dilution protection. Generally, the award adjustments were intended to maintain the economic value of the awards before and after the separation date. The post-spin KAR awards and post-spin IAA awards are generally subject to the same terms and conditions, and continued to vest on the same schedule as the

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
pre-spin KAR awards, except as noted in the equity-conversion related provisions of the employee matters agreement. There was no incremental compensation expense recorded as a result of these modifications. The post-spin expense is comprised of the combined KAR and IAA awards held by KAR employees and did not change as a result of the spin-off.
In connection with the sale of the ADESA U.S. physical auction business, the ADESA U.S. employees terminated from KAR and became employees of Carvana. For those employees with stock-based compensation awards, all unvested options were forfeited, most of the unvested RSUs were forfeited and unvested PRSUs received pro-rated vesting based on tenure over the measurement periods and achievement of performance. The stock-based compensation expense and adjustments for these awards were recorded as "Selling, general and administrative" within discontinued operations.
The compensation cost that was charged against income for all stock-based compensation plans was $16.6 million, $13.2 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and the total income tax benefit recognized in the consolidated statement of income for options, PRSUs and RSUs was approximately $1.5 million, $1.6 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2022, 2021 or 2020.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2022	2021	2020
PRSUs	$3.4	$1.6	$4.1
RSUs	8.0	5.0	7.7
Service options	0.9	1.0	—
Market options	4.3	5.6	—
Total stock-based compensation expense	$16.6	$13.2	$11.8

KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Market Options
The KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. The maximum number of shares of the Company's common stock that may be issued pursuant to awards under the Omnibus Plan is approximately 7.3 million, of which approximately 3.6 million shares remained available for future grants as of December 31, 2022. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2022, 2021 and 2020 we granted a target amount of approximately 0.5 million, 0.7 million and 0.4 million, respectively, PRSUs to certain executive officers and other employees of the Company. The PRSUs granted in 2022 were set to vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. Following the Transaction, in September 2022 the performance targets and the related award agreements for the 2022 PRSUs were amended to modify the performance metric from operating adjusted net income per share to Adjusted EBITDA. The modification of the 2022 PRSUs affected 13 participants and there was no incremental compensation cost resulting from the modification.
Approximately 0.5 million of the PRSUs granted in 2021 and all of the PRSUs granted in 2020 vest if and to the extent that the Company's three-year cumulative operating adjusted net income per share attains certain specified goals. Approximately 0.2 million of the PRSUs granted in 2021 vest if and to the extent that certain operational goals are attained by year-end 2023 or 2024. The weighted average grant date fair value of the PRSUs was $18.46 per share, $15.37 per share and $22.24 per share in 2022, 2021 and 2020, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. Dividend equivalents accrue on the PRSUs, as applicable, and are subject to the same vesting and forfeiture terms as the PRSUs.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
The following table summarizes PRSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2022:

Performance Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2022	1,254,632	$18.10
Granted	476,540	18.46
Vested	(148,496)	17.95
Forfeited	(125,940)	17.94
PRSUs at December 31, 2022	1,456,736	$18.24
KAR employees hold all of the non-vested PRSUs at December 31, 2022. The fair value of shares that vested during the years ended December 31, 2022 and 2021 was $2.1 million and $2.7 million, respectively. As of December 31, 2022, an estimated $4.3 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 1.4 years.
RSUs
In the years ended December 31, 2022, 2021 and 2020, approximately 1.2 million, 0.5 million and 0.4 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $14.82 per share, $13.93 per share and $22.24 per share in 2022, 2021 and 2020, respectively. Dividend equivalents accrue on the RSUs, as applicable, and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity (held by KAR and IAA employees), including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2022:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2022	747,615	$16.81
Granted	1,196,126	14.82
Vested	(337,952)	17.51
Forfeited	(239,907)	16.93
RSUs at December 31, 2022	1,365,882	$14.88
KAR employees hold all of the non-vested RSUs at December 31, 2022. The fair value of shares that vested during the years ended December 31, 2022, 2021 and 2020 was $5.3 million, $3.8 million and $6.0 million, respectively. As of December 31, 2022, there was approximately $12.1 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 2.1 years.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
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
The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2022:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,503,327	$14.70
Granted	—	N/A
Exercised	(56,471)	8.57
Forfeited	(158,759)	16.70
Canceled	(2,000)	8.11
Outstanding at December 31, 2022	1,286,097	$14.71	6.2 years	$0.6
Exercisable at December 31, 2022	619,133	$13.26	3.9 years	$0.6
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2022. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $13.05 on December 31, 2022. The total intrinsic value of service options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.5 million, $0.5 million and $2.8 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2022 and 2021 was $8.1 million and $6.7 million, respectively. As of December 31, 2022, there was approximately $1.7 million of unrecognized compensation expense related to non-vested service options which is expected to be recognized over a weighted average term of 2.5 years.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
The following table summarizes market option activity under the Omnibus Plan for the year ended December 31, 2022:

Market Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	4,286,426	$16.15
Granted	—	N/A
Exercised	—	N/A
Forfeited	(729,292)	16.45
Canceled	—	N/A
Outstanding at December 31, 2022	3,557,134	$16.09	8.4 years	$—
Exercisable at December 31, 2022	—	N/A	N/A	N/A
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2022. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on KAR Auction Services' closing stock price of $13.05 on December 31, 2022. As of December 31, 2022, there was approximately $3.9 million of unrecognized compensation expense related to non-vested market options which is expected to be recognized over a weighted average term of 2.7 years.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by our stockholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. At the Company's annual meeting of stockholders in June 2020, the stockholders approved an amendment to the ESPP. As a result, the maximum number of shares reserved for issuance under the ESPP was increased from 1,000,000 shares to 2,500,000 shares, of which 1,068,045 shares remained available for future ESPP purchases as of December 31, 2022. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the October 2019 share repurchase program through December 31, 2022. On April 27, 2022, the board of directors authorized an increase in the size of the Company’s $300 million share repurchase program by an additional $200 million and an extension of the share repurchase program through December 31, 2023. At December 31, 2022, approximately $126.9 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. In 2022, 2021 and 2020, we repurchased and retired 12,649,722 shares, 10,847,800 shares and 585,086 shares of common stock, respectively, in the open market at a weighted average price of $14.39 per share, $16.66 per share and $17.50 per share, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 6—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations	$28.6	$(0.8)	$(53.6)
Common stock dividends	—	—	(24.5)
Series A Preferred Stock dividends	(43.8)	(41.1)	(21.6)
Loss from continuing operations attributable to participating securities	3.6	9.0	—
Income (loss) from continuing operations attributable to common stockholders	$(11.6)	$(32.9)	$(99.7)
Weighted average common shares outstanding	116.3	123.0	129.3
Effect of dilutive stock options and restricted stock awards	—	—	—
Weighted average common shares outstanding and potential common shares	116.3	123.0	129.3
Income (loss) from continuing operations per share
Basic	$(0.10)	$(0.27)	$(0.77)
Diluted	$(0.10)	$(0.27)	$(0.77)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the years ended December 31, 2022, 2021 and 2020, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at December 31, 2022, 2021 and 2020 were 4.8 million, 5.8 million and 0.5 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2022	2021	2020
Allowance for Credit Losses
Balance at beginning of period	$23.0	$22.0	$15.0
Opening balance adjustment for adoption of ASC Topic 326	—	—	5.0
Provision for credit losses	9.8	3.5	38.6
Recoveries	9.0	12.6	10.0
Less charge-offs	(20.1)	(15.1)	(46.6)
Other	(0.2)	—	—
Balance at end of period	$21.5	$23.0	$22.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2022	2021	2020
Allowance for Doubtful Accounts
Balance at beginning of period	$9.5	$7.1	$4.4
Increase for acquisition activity	—	—	3.7
Provision for credit losses	8.8	3.7	1.5
Less net charge-offs	(2.5)	(1.3)	(2.5)
Balance at end of period	$15.8	$9.5	$7.1
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian dollar exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2022.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
In September 2020, AFC and AFC Funding Corporation entered into the Ninth Amended and Restated Receivables Purchase Agreement (the "Ninth Receivables Purchase Agreement"). The Ninth Receivables Purchase Agreement decreased AFC Funding's U.S. committed liquidity from $1.70 billion to $1.60 billion and extended the facility's maturity. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $12.3 million of costs in connection with the Ninth Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$225 million on December 31, 2022. In September 2022, AFCI entered into the Sixth Amended and Restated Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement extended the facility's maturity date from January 31, 2024 to January 31, 2026. In addition, provisions designed to provide additional lending and operational flexibility were modified or added. We capitalized approximately $1.1 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
In September 2020, AFCI entered into the Fifth Amended and Restated Receivables Purchase Agreement (the "Canadian Fifth Receivables Purchase Agreement"). The Canadian Fifth Receivables Purchase Agreement extended the facility's maturity date. In addition, provisions designed to provide additional credit enhancement to the purchasers upon the occurrence of the certain events related to the payment rate and net spread on the receivables portfolio were added, certain portfolio performance metrics that could result in a requirement to increase the cash reserve or constitute a termination event were amended to the benefit of AFC Funding and provisions providing for a mechanism for determining an alternative rate of interest were added. We capitalized approximately $1.0 million of costs in connection with the Canadian Fifth Receivables Purchase Agreement.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2022		Net Credit Losses During 2022
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,409.9	$17.5	$11.1
Other loans	6.7	—	—
Total receivables managed	$2,416.6	$17.5	$11.1

	December 31, 2021		Net Credit Losses During 2021
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,519.7	$7.3	$2.5
Other loans	9.3	—	—
Total receivables managed	$2,529.0	$7.3	$2.5
AFC's allowance for losses was $21.5 million and $23.0 million at December 31, 2022 and 2021, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
As of December 31, 2022 and 2021, $2,396.6 million and $2,482.2 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	December 31,
	2022	2021
Obligations collateralized by finance receivables, gross	$1,697.0	$1,707.4
Unamortized securitization issuance costs	(19.4)	(15.1)
Obligations collateralized by finance receivables	$1,677.6	$1,692.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At December 31, 2022, we were in compliance with the covenants in the securitization agreements.
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2020	$918.8	$240.9	$1,159.7
Increase for acquisition activity	447.2	—	447.2
Foreign currency	(8.9)	—	(8.9)
Balance at December 31, 2021	$1,357.1	$240.9	$1,598.0
Decrease for disposition activity	(119.2)	—	(119.2)
Foreign currency	(14.3)	—	(14.3)
Balance at December 31, 2022	$1,223.6	$240.9	$1,464.5
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill decreased in 2022 primarily as a result of the sale of the ADESA U.S. physical auction business, as well as foreign currency changes. As a result of the sale of the ADESA U.S. physical auction business in 2022, we allocated approximately $1.1 billion of goodwill related to the ADESA Auctions operating segment to the disposal group in connection with the disposition of ADESA U.S. The goodwill was initially allocated to the disposal group at the held-for-sale date, and updated at the sale date, based on the relative fair value of ADESA U.S. compared to the fair value of the remainder of the operating segment at both dates, respectively. Goodwill increased in 2021 primarily as a result of acquisitions. Most of the goodwill resulting from the businesses acquired in 2021 is expected to be deductible for tax purposes.
The Company tests goodwill for impairment at the reporting unit level annually in the second quarter, or more frequently as impairment indicators arise. Goodwill was tested for impairment in all of the Company's reporting units in the second quarter of 2022 and 2021 and no impairment was identified in either year. Following the sale of ADESA U.S., the Company made certain changes to its reporting structure within the Marketplace segment and realigned its reporting units as of November 30, 2022. This change required goodwill in the Marketplace segment to be allocated to the new reporting units based on their relative fair value. The Company tested goodwill of the new reporting units for impairment both before and following the change in reporting unit structure as of November 30, 2022, by comparing the fair values of the reporting units to their carrying values and no impairment was identified.
In light of the impact that the COVID-19 pandemic had on the economy, forecasts for all reporting units were revised in the second quarter of 2020. These economic circumstances contributed to lower sales, operating profits and cash flows at ADESA Remarketing Limited (doing business as ADESA U.K.) through the first part of 2020 as compared to 2019, and the outlook for the business was significantly reduced. As a result of the updated forecasts, an impairment analysis of goodwill and intangibles

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
was conducted. The change in circumstances resulted in the impairment of the goodwill balance totaling $25.5 million in our ADESA Remarketing Limited reporting unit and a non-cash goodwill impairment charge was recorded for this amount in the second quarter of 2020. The fair value of that reporting unit was estimated using the expected present value of future cash flows (Level 3 inputs).
A summary of customer relationships is as follows (in millions):

		December 31, 2022			December 31, 2021
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$553.2	$(417.3)	$135.9	$560.6	$(401.5)	$159.1
The decrease in customer relationships in 2022 was primarily related to the amortization of existing customer relationships. The increase in customer relationships in 2021 was primarily related to customer relationships acquired, partially offset by the amortization of existing customer relationships.
As discussed above, ADESA Remarketing Limited was negatively impacted in light of the COVID-19 pandemic and the economy. As a result, in the second quarter of 2020, a non-cash customer relationship impairment charge of approximately $4.3 million was also recorded in the ADESA Remarketing Limited reporting unit, representing the impairment in the value of this reporting unit’s customer relationships. The fair value of the customer relationships was estimated using the expected present value of future cash flows (Level 3 inputs).
A summary of other intangibles is as follows (in millions):

		December 31, 2022			December 31, 2021
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	1 - Indefinite	$148.6	$(15.2)	$133.4	$148.9	$(12.8)	$136.1
Computer software & technology	3 - 13	488.7	(390.8)	97.9	444.4	(337.2)	107.2
Total		$637.3	$(406.0)	$231.3	$593.3	$(350.0)	$243.3
Other intangibles decreased in 2022 and 2021 primarily as a result of the amortization of existing intangibles, partially offset by acquisitions and computer software additions. The carrying amount of tradenames with an indefinite life was approximately $131.5 million at December 31, 2022 and 2021.
Amortization expense for customer relationships and other intangibles was $83.6 million, $89.9 million and $83.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense on existing intangible assets for the next five years is $65.5 million for 2023, $41.0 million for 2024, $22.7 million for 2025, $14.4 million for 2026 and $13.7 million for 2027.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2022	2021
Land		$40.1	$50.2
Buildings	5 - 40	46.0	49.6
Land improvements	5 - 20	33.2	34.9
Building and leasehold improvements	3 - 33	37.0	37.7
Furniture, fixtures and equipment	1 - 15	143.6	153.9
Vehicles	3 - 10	16.0	11.7
Construction in progress		5.4	7.1
		321.3	345.1
Accumulated depreciation		(197.7)	(201.6)
Property and equipment, net		$123.6	$143.5
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $16.6 million, $20.0 million and $25.4 million, respectively.
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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$10.4	$10.0	$10.1
Net payments	(27.8)	(33.5)	(29.7)
Expense	29.9	33.9	29.6
Balance at end of period	$12.5	$10.4	$10.0
Individual stop-loss coverage for medical benefits was $0.5 million in 2022, 2021 and 2020. There was no aggregate policy limit for medical benefits for the Company in the last three years. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2022, 2021 and 2020 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. These retentions are aggregated for workers’ compensation, automobile and general liability claims at approximately $28.5 million in 2022, $28.5 million in 2021 and $35.9 million in 2020. If these aggregates are met, the insurance company would pay the next $7.5 million.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 12—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2022	2021
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$—	$928.6
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	145.0	—
Senior notes		5.125%	June 1, 2025	350.0	950.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	3.7	6.8
Total debt				498.7	1,885.4
Unamortized debt issuance costs/discounts				(4.7)	(19.4)
Current portion of long-term debt				(288.7)	(16.3)
Long-term debt				$205.3	$1,849.7
*The interest rates presented in the table above represent the rates in place at December 31, 2022. The weighted average interest rate on our variable rate debt was 6.54% and 2.37% at December 31, 2022 and 2021, respectively.
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

On September 19, 2019, we entered into the Third Amendment Agreement (the "Third Amendment") to the Credit Agreement. The Third Amendment provided for, among other things, the seven-year, $950 million Term Loan B-6, and the $325 million, five-year Revolving Credit Facility. In May 2022, the Company prepaid the $926.2 million outstanding balance on Term Loan B-6 with proceeds from the Transaction. As a result of the prepayment, we incurred a non-cash loss on the extinguishment of debt of $7.7 million in the second quarter of 2022. The loss was primarily a result of the write-off of unamortized debt issuance costs/discounts associated with Term Loan B-6.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $50 million sub-limit for issuance of letters of credit and a $60 million sub-limit for swingline loans.
The obligations of the Company under the Credit Facilities are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at December 31, 2022.
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
As of December 31, 2022, $145.0 million was drawn on the Revolving Credit Facility and there were no borrowings on the Revolving Credit Facility at December 31, 2021. In addition, we had related outstanding letters of credit in the aggregate amount of $19.0 million and $27.6 million at December 31, 2022 and 2021, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at 101.281% currently and at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid.
The Company expects to use the remaining proceeds from the Transaction after the repayment of Term Loan B-6 to redeem or repay a portion of the senior notes within 365 days of the close of the Transaction. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. Therefore, at December 31, 2022, $140.0 million of the remaining senior notes are classified as current debt.
European Lines of Credit
ADESA Europe has lines of credit aggregating $32.1 million (€30 million). The lines of credit have an aggregate $3.7 million and $6.8 million of borrowings outstanding at December 31, 2022 and 2021, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.
Future Principal Payments
At December 31, 2022, aggregate future principal payments on long-term debt are as follows (in millions):

2023	$288.7
2024	—
2025	210.0
2026	—
2027	—
Thereafter	—
$498.7
The Company has historically included the Revolving Credit Facility in current debt based on its intent to repay the amount outstanding within one year; however, the Company is not contractually obligated to repay the borrowings until the maturity of the Revolving Credit Facility (September 2024).

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 13—Financial Instruments
Our derivative activities are initiated within the guidelines of documented corporate risk management policies. We do not enter into any derivative transactions for speculative or trading purposes.
Interest Rate Risk Management
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We have used interest rate derivatives with the objective of managing exposure to interest rate movements, thereby reducing the effect of interest rate changes and the effect they could have on future cash flows. Most recently, interest rate swap agreements have been used to accomplish this objective, and we have used interest rate cap agreements to accomplish this objective in prior years.
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps had a five-year term, each maturing on January 23, 2025.
We originally designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that are included in the assessment of hedge effectiveness are recorded as a component of "Accumulated other comprehensive income." For the year ended December 31, 2022, the Company recorded an unrealized gain on the interest rate swaps of $5.7 million, net of tax of $1.8 million in "Accumulated other comprehensive income." For the year ended December 31, 2021, the Company recorded an unrealized gain on the interest rate swaps of $13.8 million, net of tax of $4.6 million in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges is recorded upon the recognition of the interest related to the hedged debt. In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. As a result, the increase in the fair value of the swaps from the time of hedge accounting discontinuance to March 31, 2022 was recognized as an $8.7 million unrealized gain in "Interest expense" in the consolidated statement of income for the three months ended March 31, 2022. In connection with the repayment of Term Loan B-6 in May 2022, we entered into swap termination agreements. We received $16.7 million to settle and terminate the swaps, which was recognized as a realized gain in "Interest expense" in the consolidated statement of income for the three months ended June 30, 2022.
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

	Asset/Liability Derivatives
	December 31, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
2020 Interest rate swaps	Other assets	N/A	Other liabilities	$7.5
Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments, finance receivables, trade receivables and interest rate derivatives. We maintain cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers and commercial sellers. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. We monitor the creditworthiness of customers to which we grant credit terms in the normal course of business. In the event of non-

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
performance by counterparties to financial instruments we are exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.
Financial Instruments
The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.
As of December 31, 2022 and 2021, the estimated fair value of our long-term debt amounted to $490.9 million and $1,878.7 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of December 31, 2022 and 2021. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 14—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	December 31,
	2022	2021	2020
Change in realized and unrealized (gains) losses on investment securities, net	$7.1	$(33.4)	$—
Contingent consideration valuation	—	24.3	6.8
Foreign currency (gains) losses	2.5	3.8	4.9
Other	(10.9)	(7.2)	(5.9)
Other (income) expense, net	$(1.3)	$(12.5)	$5.8
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the year ended December 31, 2022. Realized gains on these investments were $32.0 million for the year ended December 31, 2021. The Company had unrealized losses of $7.1 million for the year ended December 31, 2022 and unrealized gains of $1.4 million for the year ended December 31, 2021.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and as a result has a readily determinable fair value. As of December 31, 2022, the fair value of investment securities are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $0.3 million. The net unrealized loss on these investment securities was $7.1 million for the year ended December 31, 2022. The remaining investments held of $28.8 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
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
The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the year ended December 31, 2022, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million and for the years ended December 31, 2022 and 2021, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $21.6 million and $41.1 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 16—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2034, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$17.7	$18.6	$18.5
Finance lease cost:
Amortization of right-of-use assets	$2.9	$7.4	$6.6
Interest on lease liabilities	0.3	0.6	0.8
Total finance lease cost	$3.2	$8.0	$7.4

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$17.5	$18.2	$17.8
Operating cash flows related to finance leases	0.3	0.6	0.8
Financing cash flows related to finance leases	3.9	5.6	7.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4.0	6.7	3.1
Finance leases	—	3.7	3.1

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$84.8	$94.7
Other accrued expenses	$10.5	$12.1
Operating lease liabilities	79.7	88.1
Total operating lease liabilities	$90.2	$100.2
Finance Leases
Property and equipment, gross	$48.6	$52.3
Accumulated depreciation	(47.1)	(47.7)
Property and equipment, net	$1.5	$4.6
Other accrued expenses	$1.9	$3.6
Other liabilities	0.9	3.0
Total finance lease liabilities	$2.8	$6.6
Weighted Average Remaining Lease Term
Operating leases	9.0 years	9.6 years
Finance leases	1.6 years	1.5 years
Weighted Average Discount Rate
Operating leases	5.9%	5.7%
Finance leases	4.4%	4.7%

Maturities of lease liabilities as of December 31, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
2023	$15.4	$2.0
2024	14.7	0.9
2025	14.1	—
2026	11.4	—
2027	10.6	—
Thereafter	51.0	—
Total lease payments	117.2	2.9
Less imputed interest	(27.0)	(0.1)
Total	$90.2	$2.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 17—Income Taxes
The components of our income (loss) from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations before income taxes:
Domestic	$(59.7)	$(55.8)	$(79.2)
Foreign	98.3	70.1	14.4
Total	$38.6	$14.3	$(64.8)
Income tax expense (benefit):
Current:
Federal	$(9.2)	$(16.6)	$(27.2)
Foreign	23.1	27.7	20.5
State	(1.6)	(0.4)	(4.0)
Total current provision	12.3	10.7	(10.7)
Deferred:
Federal	(2.9)	4.6	4.9
Foreign	0.9	0.4	(4.9)
State	(0.3)	(0.6)	(0.5)
Total deferred provision	(2.3)	4.4	(0.5)
Income tax expense	$10.0	$15.1	$(11.2)
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	(4.8)%	1.3%	2.5%
Reserves for tax exposures	0.4%	(1.2)%	0.3%
Change in valuation allowance	8.5%	9.5%	(1.9)%
International operations	2.9%	56.2%	(6.5)%
Stock-based compensation	—%	(5.3)%	7.3%
Impact of law and rate change	(5.6)%	1.5%	4.5%
Excess officer's compensation	5.5%	7.9%	(1.4)%
Transaction costs	(0.2)%	2.5%	(0.8)%
Refund claims	—%	(19.2)%	—%
Goodwill and other intangibles impairment	—%	—%	(9.7)%
Impact of acquisition and divestiture adjustments	—%	34.3%	2.2%
Other, net	(1.8)%	(2.9)%	(0.2)%
Effective rate	25.9%	105.6%	17.3%

The effective tax rate in 2021 was unfavorably impacted by earnings mix between domestic and foreign, and by the expense for the increase in the estimated value of contingent consideration for which no tax benefit was recorded.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance as of December 31, 2022 primarily relates to net operating losses, tax credits and capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2022	2021
Gross deferred tax assets:
Allowances for trade and finance receivables	$9.0	$9.2
Accruals and liabilities	3.9	6.5
Employee benefits and compensation	7.1	14.4
Net operating loss carryforwards	19.5	52.8
Right of use lease liability	22.4	87.8
Other	5.3	7.8
Total deferred tax assets	67.2	178.5
Deferred tax asset valuation allowance	(25.3)	(45.7)
Total	41.9	132.8
Gross deferred tax liabilities:
Property and equipment	(16.1)	(77.2)
Goodwill and intangible assets	(49.9)	(102.2)
Right of use lease asset	(21.0)	(80.2)
Other	(2.6)	(3.0)
Total	(89.6)	(262.6)
Net deferred tax liabilities	$(47.7)	$(129.8)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2023	$—
2024	—
2025	0.2
2026	0.1
2027	—
2028 to 2042	19.2
$19.5
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $528.6 million at December 31, 2022. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, related to continuing operations and net of federal income tax refunds, of $0.0 million, $0.0 million and $0.0 million in 2022, 2021 and 2020, respectively. State and foreign income taxes paid by us, net of refunds, totaled $25.6 million, $24.8 million and $16.6 million in 2022, 2021 and 2020, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2022	2021
Balance at beginning of period	$5.0	$5.4
Increase in prior year tax positions	0.4	—
Decrease in prior year tax positions	—	(0.2)
Increase in current year tax positions	1.4	0.6
Lapse in statute of limitations	(1.0)	(0.8)
Balance at end of period	$5.8	$5.0
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $4.2 million and $4.0 million at December 31, 2022 and 2021, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the income statement. We had reserves totaling $0.4 million and $0.4 million at December 31, 2022 and December 31, 2021 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom, Mexico, Uruguay and the Philippines. In general, the examination of our material tax returns is completed for the years prior to 2019.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.5 million to $1.0 million decrease.
Note 18—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2022, 2021 and 2020 we contributed $6.3 million, $6.6 million and $6.1 million, respectively.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
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
We have accrued, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our vehicle logistics center facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2022 or 2021.
We store a significant number of vehicles owned by various customers that are consigned to us to be sold through our marketplaces. We are contingently liable for each consigned vehicle until the eventual sale or other disposition, subject to certain natural disaster exceptions. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These consigned vehicles are not included in the consolidated balance sheets.
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
As noted above, we are involved in litigation and disputes arising in the ordinary course of business. Although the outcome of litigation cannot be accurately predicted, based on evaluation of information presently available, our management does not currently believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.
Note 20—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2022	2021
Foreign currency translation loss	$(49.5)	$(19.0)
Unrealized gain (loss) on interest rate derivatives, net of tax	—	(5.7)
Accumulated other comprehensive loss	$(49.5)	$(24.7)

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 21—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company.
Our operations are grouped into two operating segments: Marketplace (formerly referenced as ADESA Auctions) and Finance (formerly referenced as AFC), which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Beginning in the first quarter of 2022, results of the ADESA U.S. physical auctions are now reported as discontinued operations (see Note 4). Segment results for prior periods have been reclassified to conform with the new presentation.
Marketplace encompasses all wholesale marketplaces throughout North America (U.S., Canada and Mexico) and Europe. Beginning in October 2021, the Marketplace segment includes CARWAVE, an online dealer-to-dealer marketplace that was integrated with BacklotCars in the fourth quarter of 2022. Beginning in November 2020, the Marketplace segment includes BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform. The Marketplace segment relates to used vehicle remarketing, including marketplace services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
The Finance segment (through AFC) is primarily engaged in the business of providing short-term, inventory-secured financing to independent, used vehicle dealers. Prior to December 2020, AFC also included providing independent used vehicle dealer customers with vehicle service contracts. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada and other areas where there is a concentration of AFC customers.
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2022 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,143.5	$375.9	$1,519.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	771.2	63.1	834.3
Selling, general and administrative	398.6	46.5	445.1
Depreciation and amortization	92.3	7.9	100.2
Gain on sale of property	(33.9)	—	(33.9)
Total operating expenses	1,228.2	117.5	1,345.7
Operating profit (loss)	(84.7)	258.4	173.7
Interest expense	40.2	79.0	119.2
Other (income) expense, net	(8.4)	7.1	(1.3)
Loss on extinguishment of debt	17.2	—	17.2
Intercompany expense (income)	8.4	(8.4)	—
Income (loss) from continuing operations before income taxes	(142.1)	180.7	38.6
Income taxes	(36.4)	46.4	10.0
Income (loss) from continuing operations	$(105.7)	$134.3	$28.6
Total assets	$2,297.8	$2,822.0	$5,119.8
Capital expenditures	$55.7	$5.2	$60.9

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2021 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,161.4	$289.2	$1,450.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	737.1	55.4	792.5
Selling, general and administrative	385.5	35.2	420.7
Depreciation and amortization	100.5	9.4	109.9
Total operating expenses	1,223.1	100.0	1,323.1
Operating profit (loss)	(61.7)	189.2	127.5
Interest expense	86.2	39.5	125.7
Other (income) expense, net	4.5	(17.0)	(12.5)
Intercompany expense (income)	0.2	(0.2)	—
Income (loss) from continuing operations before income taxes	(152.6)	166.9	14.3
Income taxes	(26.4)	41.5	15.1
Income (loss) from continuing operations	$(126.2)	$125.4	$(0.8)
Total assets	$2,562.0	$2,908.9	$5,470.9
Capital expenditures	$59.6	$4.6	$64.2

Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2020 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,059.3	$267.6	$1,326.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	665.2	79.1	744.3
Selling, general and administrative	337.9	36.6	374.5
Depreciation and amortization	96.6	12.5	109.1
Goodwill and other intangibles impairment	29.8	—	29.8
Total operating expenses	1,129.5	128.2	1,257.7
Operating profit (loss)	(70.2)	139.4	69.2
Interest expense	89.1	39.1	128.2
Other (income) expense, net	5.9	(0.1)	5.8
Intercompany expense (income)	1.1	(1.1)	—
Income (loss) from continuing operations before income taxes	(166.3)	101.5	(64.8)
Income taxes	(33.1)	21.9	(11.2)
Income (loss) from continuing operations	$(133.2)	$79.6	$(53.6)
Total assets	$2,508.2	$2,282.9	$4,791.1
Capital expenditures	$56.9	$5.9	$62.8

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Geographic Information
Our foreign operations include Canada, Mexico, Continental Europe and the U.K. Approximately 62%, 56% and 58% of our foreign operating revenues were from Canada for the years ended December 31, 2022, 2021 and 2020, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating revenues
U.S.	$992.9	$847.9	$858.4
Foreign	526.5	602.7	468.5
	$1,519.4	$1,450.6	$1,326.9

	December 31,
	2022	2021
Long-lived assets
U.S.	$1,787.4	$1,900.2
Foreign	310.0	392.1
	$2,097.4	$2,292.3
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

KAR Auction Services, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Note 22—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2022 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$369.4	$384.2	$393.0	$372.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	210.8	211.9	209.6	202.0
Selling, general, and administrative	118.9	124.1	109.1	93.0
Depreciation and amortization	26.0	25.9	24.3	24.0
Gain on sale of property	—	—	—	(33.9)
Total operating expenses	355.7	361.9	343.0	285.1
Operating profit	13.7	22.3	50.0	87.7
Interest expense	25.6	25.9	32.3	35.4
Other (income) expense, net	1.2	4.0	1.2	(7.7)
Loss on extinguishment of debt	—	7.7	9.3	0.2
Income (loss) from continuing operations before income taxes	(13.1)	(15.3)	7.2	59.8
Income taxes	(4.7)	(9.9)	6.7	17.9
Income (loss) from continuing operations	$(8.4)	$(5.4)	$0.5	$41.9
Income (loss) from continuing operations per share
Basic	$(0.16)	$(0.10)	$(0.09)	$0.21
Diluted	$(0.16)	$(0.10)	$(0.09)	$0.21

2021 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$369.8	$376.0	$347.1	$357.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	203.8	208.8	185.7	194.2
Selling, general, and administrative	107.3	106.4	104.8	102.2
Depreciation and amortization	26.9	27.4	27.4	28.2
Total operating expenses	338.0	342.6	317.9	324.6
Operating profit (loss)	31.8	33.4	29.2	33.1
Interest expense	30.8	31.0	31.9	32.0
Other (income) expense, net	(49.7)	15.3	13.9	8.0
Income (loss) from continuing operations before income taxes	50.7	(12.9)	(16.6)	(6.9)
Income taxes	24.5	2.4	10.3	(22.1)
Income (loss) from continuing operations	$26.2	$(15.3)	$(26.9)	$15.2
Income (loss) from continuing operations per share
Basic	$0.10	$(0.16)	$(0.31)	$0.04
Diluted	$0.10	$(0.16)	$(0.31)	$0.04

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, as a result of the material weakness in internal control over financial reporting that is described below in “Management's Report on Internal Control Over Financial Reporting,” our principal executive officer, principal financial officer and principal accounting officer determined that, as of December 31, 2022, our disclosure controls and procedures were not effective.
Notwithstanding the identified material weakness, management, including our principal executive officer, principal financial officer and principal accounting officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer, principal financial officer and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and include those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;
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
Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, and under the oversight of our Board of Directors, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to a material weakness related to ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid resulting from ineffective risk assessment associated with changes in our business operations related to the acquisition and disposition of businesses.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
Misstatements of operating cash flows between continuing and discontinued operations and between operating and financing cash flows for payment of contingent consideration were corrected for the year-ended December 31, 2022 prior to the issuance of this Annual Report on Form 10-K. Misstatements of quarterly periods in 2022 are in the process of being restated and there was no impact on prior years’ financial statements as a result of these control deficiencies.

KPMG LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on our internal control over financial reporting as of December 31, 2022, included in their report under Item 8 “Financial Statements and Supplementary Data.”
Remediation Plan for the Material Weakness
In order to remediate the material weakness, management has implemented a remediation plan to perform appropriate risk assessment over cash flow presentation, which includes assessment of controls designed to identify all accounts and transactions impacting the classification of cash flows related to the acquisition and disposition of businesses to ensure that the presentation in the statement of cash flows of transactions that do not relate to normal operations are complete and accurate. Management may determine to take additional measures to address the material weakness or modify the remediation efforts described above. The material weakness will be considered remediated after the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
KAR Auction Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KAR Auction Services, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective process level controls over the statement of cash flows has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
Indianapolis, Indiana
March 9, 2023
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2023
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
Peter J. Kelly	54	Chief Executive Officer
Scott A. Anderson	57	Interim Chief Financial Officer and Chief Accounting Officer
Charles S. Coleman	51	Executive Vice President, Chief Legal Officer and Secretary
James P. Coyle	42	Executive Vice President, Chief Digital Officer
Justin T. Davis	37	President of BacklotCars
James P. Hallett	69	Executive Chairman and Chairman of the Board of Directors
James E. Money	60	President of AFC
Lisa A. Price	48	Executive Vice President, Chief People Officer
Sriram Subrahmanyam	53	President, KAR Services Group and Executive Vice President, Operations
Peter J. Kelly, 54, Chief Executive Officer. Mr. Kelly has been Chief Executive Officer of the Company since April 2021. Previously, Mr. Kelly served as the Company’s President from January 2019 to March 2021, the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2010.
Scott A. Anderson, 57, Interim Chief Financial Officer and Chief Accounting Officer. Mr. Anderson has been Interim Chief Financial Officer of the Company since January 1, 2023 and Chief Accounting Officer of the Company since March 2021. Previously, Mr. Anderson served as Vice President and Controller of the Company from 2007 to February 2021, and as Controller of ADESA, Inc. from 2001 to 2007. Prior to joining the Company, Mr. Anderson served as senior manager of assurance and business advisory services at PricewaterhouseCoopers LLP from 1997 to 2001, and held various positions at PricewaterhouseCoopers LLP from 1988 to 1997.
Charles S. Coleman, 51, Executive Vice President, Chief Legal Officer and Secretary. Mr. Coleman has served as the Company’s Executive Vice President and Chief Legal Officer since November 2020, and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President and General Counsel from October 2017 to October 2020, Assistant Secretary from April 2015 to October 2019, and as Vice President and Assistant General Counsel from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham from 1996 to 1999.
James P. Coyle, 42, Executive Vice President, Chief Digital Officer. Mr. Coyle has served as the Company’s Executive Vice President, Chief Digital Officer since October 2021. Mr. Coyle was the Chief Executive Officer and member of the Board of Directors of RealSelf, Inc. from September 2020 to October 2021 and Chief Operating Officer from April 2019 to September 2020. Prior to that, Mr. Coyle served as Chief Customer Officer of Varsity Tutors LLC from August 2016 to April 2019, President, Home Appliances, Commercial Sales and Monark Appliances of Sears Holdings Corporation from June 2014 to June 2016, and served in several positions at Amazon.com, Inc. from 2007 to 2014, his last role being Director, Category leader of Electronics.
Justin T. Davis, 37, President of BacklotCars. Mr. Davis has served as President of BacklotCars since April 2015. Prior to co-founding BacklotCars, Mr. Davis spent a decade in the wholesale used vehicle industry, including as a remarketing manager at Ally Financial Inc. from March 2013 to April 2014 and as a field sales representative at Manheim, Inc. from December 2009 to March 2013.
James P. Hallett, 69, Executive Chairman and Chairman of the Board of Directors. Mr. Hallett has served as the Executive Chairman since April 2021 and the Chairman of the Board of Directors since December 2014. Mr. Hallett served as the Company’s Chief Executive Officer from September 2009 to March 2021 and President and Chief Executive Officer of ADESA from April 2007 to September 2009. Mr. Hallett served as: Executive Vice President of ADESA, Inc. from May 2004 to May 2005; President of ADESA Corporation, LLC from March 2004 to May 2005; President of ADESA Corporation between August 1996 and October 2001 and again between January 2003 and March 2004; Chief Executive Officer of ADESA

Corporation from August 1996 to July 2003; ADESA Corporation's Chairman from October 2001 to July 2003; Chairman, President and Chief Executive Officer of ALLETE Automotive Services, Inc. from January 2001 to January 2003 and Executive Vice President from August 1996 to May 2004. Mr. Hallett left ADESA in May 2005 and thereafter served as President of the Columbus Fair Auto Auction until April 2007.
James E. Money, 60, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant (inactive).
Lisa A. Price, 48, Executive Vice President, Chief People Officer. Ms. Price has served as the Company’s Executive Vice President, Chief People Officer since January 2020. Ms. Price previously served as the Executive Vice President of Human Resources from June 2013 to January 2020. Prior to that, Ms. Price served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.
Sriram Subrahmanyam, Ph.D., 53, President, KAR Services Group and Executive Vice President, Operations. Mr. Subrahmanyam has served as the Company’s President, KAR Services Group and Executive Vice President, Operations since May 2022. Mr. Subrahmanyam previously served as the Chief Operating Officer of ADESA from March 2018 to May 2022. Prior to that, Mr. Subrahmanyam served as the Company’s Senior Vice President, Business Transformation from January 2017 to March 2018. Prior to joining the Company, Mr. Subrahmanyam served as Global Vice President, Engineering of Ingram Micro Inc. from January 2013 to January 2017, Executive Vice President and Chief Operations Officer, Brightpoint Americas of Brightpoint, Inc. (which was acquired by Ingram Micro Inc.) from February 2012 to January 2013, Principal of Orchard Group from January 2011 to February 2012, Senior Vice President and Chief Procurement Officer of Career Education Corporation from December 2008 to January 2011, and held various positions of increased responsibility at United Airlines, Inc. from 1999 to 2008, including Vice President, Continuous Improvement from 2006 to 2008.
Delinquent Section 16(a) Reports
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2023 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	7,939,626	$15.71	4,637,525
Equity compensation plans not approved by security holders	—	—	—
Total	7,939,626	$15.71	4,637,525

(1)Includes service options, market options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (including dividend equivalents). PRSUs have been included at target.
(2)Option awards issued by KAR Auction Services, Inc. have exercise prices ranging from $8.11 to $18.23. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.
(3)The number of securities available for future issuance includes (a) 3,569,480 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 1,068,045 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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
In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company and its subsidiaries or other parties to the agreements.
The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov. See Item 1, "Business—Available Information."

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.3b	*	Letter Agreement, dated January 1, 2023, between KAR Auction Services, Inc. and Eric M. Loughmiller					X

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.7a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Sriram Subrahmanyam					X

10.7b	*	Amendment No. 1 to Employment Agreement, dated May 9, 2022, between KAR Auction Services, Inc. and Sriram Subrahmanyam					X

10.8a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Thomas J. Fisher	10-K	001-34568	10.6	2/18/2021

10.8b	*	Engagement Letter, dated August 1, 2022, between KAR Auction Services, Inc. and Tack Iron, LLC (Thomas J. Fisher)					X

10.9	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2023					X

10.11a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.11b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.11c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.11d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.11e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.11f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.13	+	Sixth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.12	11/2/2022

10.14		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.15a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.15b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.15c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.16	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.17a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.17b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.18	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.19	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.20	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.21	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.22	*	Form of 2022 Restricted Stock Unit Award Agreement					X

10.23	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.24	*	Form of 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.25	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.26	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.27	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)					X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.29	Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.30	Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.31	Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.32a	Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.32b	Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.33	Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.34	Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

21.1	Subsidiaries of KAR Auction Services, Inc.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2022, 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Balance Sheets as of December 31, 2022 and 2021; (iv) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2022, 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAR Auction Services, Inc.

By:	/s/ PETER J. KELLY
Peter J. Kelly Chief Executive Officer
March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. KELLY	Chief Executive Officer and Director	March 9, 2023
Peter J. Kelly	(Principal Executive Officer)

/s/ SCOTT A. ANDERSON	Interim Chief Financial Officer and Chief Accounting Officer	March 9, 2023
Scott A. Anderson	(Principal Financial and Accounting Officer)

/s/ CARMEL GALVIN	Director	March 9, 2023
Carmel Galvin

/s/ JAMES P. HALLETT	Executive Chairman and Chairman of the Board	March 9, 2023
James P. Hallett

/s/ MARK E. HILL	Director	March 9, 2023
Mark E. Hill

/s/ J. MARK HOWELL	Director	March 9, 2023
J. Mark Howell

/s/ STEFAN JACOBY	Director	March 9, 2023
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Lead Independent Director	March 9, 2023
Michael T. Kestner

/s/ ROY MACKENZIE	Director	March 9, 2023
Roy Mackenzie

/s/ SANJEEV MEHRA	Director	March 9, 2023
Sanjeev Mehra

/s/ MARY ELLEN SMITH	Director	March 9, 2023
Mary Ellen Smith