Form 10-Q/A
period 2022-03-31
KAR Auction Services, Inc.
filed 2023-03-22
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note
KAR Auction Services, Inc. (“we,” “us,” “our,” “KAR” and “the Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), to amend and restate the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2022 (the “Original Form 10-Q”).
Background of Restatement
The Company has determined that there were errors in the unaudited consolidated statement of cash flows for the three months ended March 31, 2022, which led to a misclassification of cash flows related to accrued taxes and other transaction-related accruals between “Net cash provided by operating activities – continuing operations” and “Net cash used by operating activities – discontinued operations.” In addition, in the three months ended March 31, 2022 all payments of contingent consideration were previously included as cash flows from financing activities. The portion of the payment in excess of the acquisition-date fair value should have been reflected as a cash flow from operating activities. We also corrected the presentation of the net change in cash balances of discontinued operations. The Company is correcting these misclassifications by restating its unaudited consolidated statement of cash flows for the three months ended March 31, 2022 in this Form 10-Q/A.
The Company determined that the restatement did not have any impact on its consolidated statements of income.
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in internal control over financial reporting. Specifically, there were ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid. See additional discussion included in Part I, Item 4 “Controls and Procedures” of this Form 10-Q/A.
Items Amended in this Quarterly Report on Form 10-Q/A
For the convenience of the reader, this Form 10-Q/A presents the Original Form 10-Q in its entirety, as amended to reflect the restatement described above. The following items have been amended as a result of the restatement:
•Part I – Item 1. Financial Statements
•Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Summary of Cash Flows
•Part I – Item 4. Controls and Procedures
•Part II – Item 6. Exhibits
Except for the amended items noted above, this Form 10-Q/A is presented as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than the amended items noted above and those associated with the restatement of our unaudited consolidated statement of cash flows. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the amended items noted above and those associated with the restatement of our unaudited consolidated statement of cash flows, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-Q. This Form 10-Q/A replaces the Form 10-Q filed with the SEC on May 4, 2022.
The Company is also including with this Form 10-Q/A currently dated certifications of the Company’s chief executive officer and chief financial officer (included in Part II, Item 6. Exhibits and attached as Exhibits 31.1, 31.2, 32.1 and 32.2).

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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$833.5	$785.3
Accrued employee benefits and compensation expenses	25.2	32.3
Accrued interest	18.6	6.1
Other accrued expenses	79.0	107.4
Income taxes payable	3.4	7.9
Obligations collateralized by finance receivables	1,866.6	1,692.3
Current maturities of long-term debt	1,034.0	16.3
Current liabilities held-for-sale	621.5	361.7
Total current liabilities	4,481.8	3,009.3
Non-current liabilities
Long-term debt	939.8	1,849.7
Deferred income tax liabilities	144.3	138.4
Operating lease liabilities	86.9	88.1
Other liabilities	22.1	30.0
Non-current liabilities held-for-sale	—	231.3
Total non-current liabilities	1,193.1	2,337.5
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	601.6	590.9
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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	As Restated
Operating activities
Net income (loss)	$(0.3)	$50.9
Net income from discontinued operations	(8.1)	(24.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26.0	26.9
Provision for credit losses	3.0	5.1
Deferred income taxes	2.6	4.4
Amortization of debt issuance costs	3.1	3.0
Stock-based compensation	5.0	4.7
Contingent consideration adjustment	—	11.2
Net change in unrealized (gain) loss on investment securities	3.0	(43.5)
Other non-cash, net	(8.7)	0.6
Changes in operating assets and liabilities:
Trade receivables and other assets	(67.1)	(222.4)
Accounts payable and accrued expenses	45.0	334.0
Payments of contingent consideration in excess of acquisition-date fair value	(26.1)	—
Net cash (used by) provided by operating activities - continuing operations	(22.6)	150.2
Net cash (used by) provided by operating activities - discontinued operations	(39.2)	14.3
Investing activities
Net increase in finance receivables held for investment	(229.4)	(73.3)
Purchases of property, equipment and computer software	(13.5)	(11.9)
Investments in securities	(4.1)	(15.3)
Proceeds from sale of investments	0.3	21.1
Proceeds from the sale of PWI	—	0.9
Net cash used by investing activities - continuing operations	(246.7)	(78.5)
Net cash used by investing activities - discontinued operations	(11.8)	(0.7)
Financing activities
Net increase in book overdrafts	6.5	5.1
Net increase in borrowings from lines of credit	108.8	6.1
Net increase (decrease) in obligations collateralized by finance receivables	170.5	(25.1)
Payments on long-term debt	(2.4)	(2.4)
Payments on finance leases	(1.3)	(1.5)
Payments of contingent consideration and deferred acquisition costs	(3.5)	(21.3)
Issuance of common stock under stock plans	0.6	0.3
Tax withholding payments for vested RSUs	(2.5)	(2.2)
Repurchase and retirement of common stock	—	(80.8)
Net cash provided by (used by) financing activities - continuing operations	276.7	(121.8)
Net cash provided by financing activities - discontinued operations	22.0	33.1
Net change in cash balances of discontinued operations	(24.3)	(15.9)
Effect of exchange rate changes on cash	3.0	2.6
Net decrease in cash, cash equivalents and restricted cash	(42.9)	(16.7)
Cash, cash equivalents and restricted cash at beginning of period	203.4	784.3
Cash, cash equivalents and restricted cash at end of period	$160.5	$767.6
Cash paid for interest, net of proceeds from interest rate derivatives	$18.5	$15.3
Cash paid for taxes, net of refunds	$12.6	$11.7

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
Restatement of Previously Issued Consolidated Financial Statements
The Company has determined that there were errors in the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 related to the cash flow presentation of accrued taxes and other transaction-related accruals in connection with the sale of the ADESA U.S. physical auction business that closed in May 2022. Specifically, the Company determined that the cash flows associated with these accruals were incorrectly classified within “Net cash provided by operating activities – continuing operations” rather than “Net cash used by operating activities – discontinued operations” in its consolidated statements of cash flows for the three months ended March 31, 2022. In addition, in the three months ended March 31, 2022 all payments of contingent consideration were previously included as cash flows from financing activities. The portion of the payment in excess of the acquisition-date fair value should have been reflected as a cash flow from operating activities. We also corrected the presentation of the net change in cash balances of discontinued operations. The Company is correcting these misclassifications by restating its consolidated statement of cash flows through the amendment of its Quarterly Report on Form 10-Q. The following table summarizes the impact of these adjustments for the period presented:

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Restated
Trade receivables and other assets	$(80.1)	$13.0	$(67.1)
Payments of contingent consideration in excess of acquisition-date fair value	—	(26.1)	(26.1)
Net cash used by operating activities – continuing operations	(9.5)	(13.1)	(22.6)
Net cash used by operating activities – discontinued operations	(50.5)	11.3	(39.2)
Payments of contingent consideration	(29.6)	26.1	(3.5)
Net cash provided by financing activities – continuing operations	250.6	26.1	276.7
Net change in cash balances of discontinued operations	—	(24.3)	(24.3)

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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

In preparing our 2022 annual consolidated financial statements, we identified an error in the December 31, 2021 comparative balance sheet that had been recasted and presented in the Original Form 10-Q to reflect the classification of the ADESA U.S. physical auctions as discontinued operations. In the December 31, 2021 balance sheet included in that filing, liabilities of discontinued operations were overstated by $82.5 million with a corresponding understatement of deferred income tax liabilities. Likewise, in the March 31, 2022 balance sheet included in the Original Form 10-Q, current liabilities held-for-sale were overstated by $83.8 million with a corresponding understatement of deferred income tax liabilities. The error was determined to be immaterial and has been corrected in the consolidated March 31, 2022 and December 31, 2021 balance sheets presented herein. We also corrected an immaterial error in the accompanying consolidated statement of cash flows for the three months ended March 31, 2021 to present the net change in cash balances of discontinued operations of $15.9 million as a separate line item rather than within net cash provided by operating activities – discontinued operations. There was no impact to the consolidated statements of income, statements of comprehensive income and statements of stockholders’ equity for the three months ended March 31, 2021. The following tables summarize the major classes of assets and liabilities of the ADESA U.S. physical auction business that have been classified as held-for-sale for each period presented (in millions):

March 31, 2022
Assets
Cash and cash equivalents	$36.7
Trade receivables, net of allowances	237.8
Inventory	16.5
Other current assets	6.0
Goodwill	980.5
Customer relationships, net of accumulated amortization	81.4
Other intangible assets, net of accumulated amortization	33.5
Operating lease right-of-use assets	226.6
Property and equipment, net of accumulated depreciation	437.1
Other assets	2.5
Current assets held-for-sale	$2,058.6

Liabilities
Accounts payable	$323.1
Accrued employee benefits and compensation expenses	19.7
Other accrued expenses	27.0
Current portion of operating lease liabilities	27.7
Operating lease liabilities	222.0
Other liabilities	2.0
Current liabilities held-for-sale	$621.5

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2022 (Unaudited)

December 31, 2021
Assets
Cash and cash equivalents	$12.4
Trade receivables, net of allowances	179.3
Inventory	15.7
Other current assets	5.8
Current assets held-for-sale	213.2
Goodwill	980.5
Customer relationships, net of accumulated amortization	84.2
Other intangible assets, net of accumulated amortization	32.6
Operating lease right-of-use assets	231.0
Property and equipment, net of accumulated depreciation	435.7
Other assets	2.6
Non-current assets held-for-sale	1,766.6
Total assets held-for-sale	$1,979.8

Liabilities
Accounts payable	$271.7
Accrued employee benefits and compensation expenses	27.2
Other accrued expenses	35.3
Current portion of operating lease liabilities	27.5
Current liabilities held-for-sale	361.7
Operating lease liabilities	229.0
Other liabilities	2.3
Non-current liabilities held-for-sale	231.3
Total liabilities held-for-sale	$593.0
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

	March 31,	December 31,	March 31,
(Dollars in millions)	2022	2021	2021
Cash and cash equivalents	$134.2	$177.6	$715.1
Restricted cash	26.3	25.8	52.5
Working capital	1,023.2	382.5	869.5
Amounts available under the Revolving Credit Facility*	224.0	325.0	325.0
Cash (used by) provided by operating activities for the three months ended	(22.6)		150.2
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

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters (total KAR results, including the ADESA U.S. physical auctions shown as discontinued operations). The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	March 31, 2022
Net income (loss)	$11.5	$(1.0)	$5.1	$(0.3)	$15.3
Less: Income from discontinued operations	26.8	25.9	(10.1)	8.1	50.7
Income (loss) from continuing operations	(15.3)	(26.9)	15.2	(8.4)	(35.4)
Add back:
Income taxes	2.4	10.3	(22.1)	(4.7)	(14.1)
Interest expense, net of interest income	30.8	31.7	31.7	25.5	119.7
Depreciation and amortization	27.4	27.4	28.2	26.0	109.0
EBITDA	45.3	42.5	53.0	38.4	179.2
Non-cash stock-based compensation	4.3	3.6	1.3	5.2	14.4
Acquisition related costs	1.6	2.1	2.1	0.3	6.1
Securitization interest	(6.8)	(7.9)	(8.3)	(10.4)	(33.4)
(Gain)/Loss on asset sales	—	—	0.1	(0.1)	—
Severance	0.6	0.8	1.5	3.4	6.3
Foreign currency (gains)/losses	0.4	0.1	1.1	1.2	2.8
Contingent consideration adjustment	4.5	4.4	4.2	—	13.1
Net change in unrealized (gains) losses on investment securities	11.9	20.9	9.3	3.0	45.1
Professional fees related to business improvement efforts	—	—	—	8.1	8.1
Other	0.3	0.1	—	—	0.4
Total addbacks/(deductions)	16.8	24.1	11.3	10.7	62.9
Adjusted EBITDA from continuing ops	$62.1	$66.6	$64.3	$49.1	$242.1
Adjusted EBITDA from discontinued ops	54.4	30.0	33.6	22.6	140.6
Adjusted EBITDA	$116.5	$96.6	$97.9	$71.7	$382.7

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
	As Restated
Net cash provided by (used by):
Operating activities - continuing operations	$(22.6)	$150.2
Operating activities - discontinued operations	(39.2)	14.3
Investing activities - continuing operations	(246.7)	(78.5)
Investing activities - discontinued operations	(11.8)	(0.7)
Financing activities - continuing operations	276.7	(121.8)
Financing activities - discontinued operations	22.0	33.1
Net change in cash balances of discontinued operations	(24.3)	(15.9)
Effect of exchange rate on cash	3.0	2.6
Net decrease in cash, cash equivalents and restricted cash	$(42.9)	$(16.7)

Cash flow used by operating activities (continuing operations) was $22.6 million for the three months ended March 31, 2022, compared with cash flow provided by operating activities of $150.2 million for the three months ended March 31, 2021. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for auctions held near period-ends and an increase in payments of contingent consideration in excess of acquisition-date fair value.
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
Net cash provided by financing activities (continuing operations) was $276.7 million for the three months ended March 31, 2022, compared with net cash used by financing activities of $121.8 million for the three months ended March 31, 2021. The increase in net cash provided by financing activities was primarily attributable to:
•an increase in the additional obligations collateralized by finance receivables of approximately $195.6 million;
•an increase in the additional borrowings on lines of credit of approximately $102.7 million; and
•a decrease in the repurchase of common stock of approximately $80.8 million.
Net cash used by operating activities (discontinued operations) was $39.2 million for the three months ended March 31, 2022, compared with net cash provided by operating activities of $14.3 million for the three months ended March 31, 2021. The cash used by operating activities for the three months ended March 31, 2022 is primarily attributable to an increase in accounts receivable and other assets, partially offset by cash earnings and a decrease in accounts payable and accrued expenses. The cash provided by operating activities for the three months ended March 31, 2021 primarily consisted of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and other assets.
Net cash used by investing activities (discontinued operations) was $11.8 million for the three months ended March 31, 2022, compared with $0.7 million for the three months ended March 31, 2021. The cash used by investing activities for the three months ended March 31, 2022 is primarily attributable to purchases of property and equipment. The cash used by investing activities for the three months ended March 31, 2021 is primarily attributable to purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.
Net cash provided by financing activities (discontinued operations) was $22.0 million for the three months ended March 31, 2022, compared with $33.1 million for the three months ended March 31, 2021. The cash provided by financing activities in both periods is primarily attributable to a net increase in book overdrafts.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
Management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022 due to a material weakness related to ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid resulting from ineffective risk assessment associated with changes in our business operations related to the acquisition and disposition of businesses.
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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.3	Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4	Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1	Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2	Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1	Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3	Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a	Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b	Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c	Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d	Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e	Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.7	*	Employment Agreement dated September 4, 2020, between KAR Auction Services, Inc. and Justin Davis	10-Q	001-34568	10.7	5/4/2022

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.7	2/18/2021

10.9	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

10.10a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.10b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.10c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.10d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.10e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.10f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11a	+	Ninth Amended and Restated Receivables Purchase Agreement, dated September 29, 2020, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.15	11/4/2020

10.11b	+	Amendment No. 1 to Ninth Amended and Restated Receivables Purchase Agreement, dated November 5, 2021	10-K	001-34568	10.10b	2/23/2022

10.12a	+	Fifth Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.16	11/4/2020

10.12b	+	Amendment No. 1 to Fifth Amended and Restated Receivables Purchase Agreement, dated November 5, 2021	10-K	001-34568	10.11b	2/23/2022

10.12c		Amendment No. 2 to Fifth Amended and Restated Receivables Purchase Agreement, dated December 31, 2021	10-K	001-34568	10.11c	2/23/2022

10.12d	+	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement, dated February 17, 2022	10-K	001-34568	10.11d	2/23/2022

10.13a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.3	9/9/2008

10.13b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (East 39 Acres at Otay Mesa, California)	8-K	333-148847	10.11	9/9/2008

10.14a		Ground Lease, dated September 4, 2008, between ADESA San Diego, LLC and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.4	9/9/2008

10.14b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial L.P. (West 39 Acres at Otay Mesa, California)	8-K	333-148847	10.12	9/9/2008

10.15a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and ADESA San Diego, LLC and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.5	9/9/2008

10.15b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Sacramento, California)	8-K	333-148847	10.13	9/9/2008

10.16a		Ground Lease, dated September 4, 2008, between ADESA California, LLC and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.6	9/9/2008

10.16b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Pennsylvania, L.P. (Tracy, California)	8-K	333-148847	10.14	9/9/2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17a		Ground Lease, dated September 4, 2008, between ADESA Washington, LLC and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.7	9/9/2008

10.17b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Auburn, Washington)	8-K	333-148847	10.15	9/9/2008

10.18a		Ground Lease, dated September 4, 2008, between ADESA Texas, Inc. and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.8	9/9/2008

10.18b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Houston, Texas)	8-K	333-148847	10.16	9/9/2008

10.19a		Ground Lease, dated September 4, 2008, between ADESA Florida, LLC and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.10	9/9/2008

10.19b		Guaranty of Lease, dated September 4, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial Financing Partnership, L.P. (Bradenton, Florida)	8-K	333-148847	10.18	9/9/2008

10.20a		Ground Sublease, dated October 3, 2008, between ADESA Atlanta, LLC and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.21	11/13/2008

10.20b		Guaranty of Lease, dated October 3, 2008, between KAR Auction Services, Inc. (formerly KAR Holdings, Inc.) and First Industrial, L.P. (Fairburn, Georgia)	10-Q	333-148847	10.22	11/13/2008

10.21		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.22a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.22b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.22c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex 1	4/23/2021

10.23	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.24a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.24b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.25	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.26	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.27	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.28	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.30	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.31	*	Form of 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.32	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.33		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.34		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.35		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.36		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.37a		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.37b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.38		Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.39		Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (iii) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X

_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	March 22, 2023	/s/ SCOTT A. ANDERSON
Scott A. Anderson Interim Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)