Form 10-Q/A
period 2022-09-30
KAR Auction Services, Inc.
filed 2023-03-22
CIK 1395942

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

Explanatory Note
KAR Auction Services, Inc. (“we,” “us,” “our,” “KAR” and “the Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), to amend and restate the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on November 2, 2022 (the “Original Form 10-Q”).
Background of Restatement
The Company has determined that there were errors in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2022, which led to a misclassification of cash flows related to accrued taxes and other transaction-related accruals between “Net cash provided by operating activities – continuing operations” and “Net cash used by operating activities – discontinued operations.” In addition, in the nine months ended September 30, 2022 all payments of contingent consideration were previously included as cash flows from financing activities. The portion of the payment in excess of the acquisition-date fair value should have been reflected as a cash flow from operating activities. We also corrected the presentation of the net change in cash balances of discontinued operations. The Company is correcting these misclassifications by restating its unaudited consolidated statement of cash flows for the nine months ended September 30, 2022 in this Form 10-Q/A.
The Company determined that the restatement did not have any impact on its consolidated statements of income.
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to a material weakness in internal control over financial reporting. Specifically, there were ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid. See additional discussion included in Part I, Item 4 “Controls and Procedures” of this Form 10-Q/A.
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
•Part II – Item 6. Exhibits
Except for the amended items noted above, this Form 10-Q/A is presented as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than the amended items noted above and those associated with the restatement of our unaudited consolidated statement of cash flows. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the amended items noted above and those associated with the restatement of our unaudited consolidated statement of cash flows, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-Q. This Form 10-Q/A replaces the Form 10-Q filed with the SEC on November 2, 2022.
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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$645.6	$785.3
Accrued employee benefits and compensation expenses	27.4	32.3
Accrued interest	10.1	6.1
Other accrued expenses	86.9	107.4
Income taxes payable	59.0	7.9
Obligations collateralized by finance receivables	1,707.8	1,692.3
Current maturities of long-term debt	283.6	16.3
Current liabilities of discontinued operations	—	361.7
Total current liabilities	2,820.4	3,009.3
Non-current liabilities
Long-term debt	194.7	1,849.7
Deferred income tax liabilities	50.6	138.4
Operating lease liabilities	80.7	88.1
Other liabilities	8.0	30.0
Non-current liabilities of discontinued operations	—	231.3
Total non-current liabilities	334.0	2,337.5
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	612.5	590.9
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

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	As Restated
Operating activities
Net income	$204.1	$61.4
Net income from discontinued operations	(217.4)	(77.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76.2	81.7
Provision for credit losses	9.7	6.5
Deferred income taxes	(4.3)	5.3
Amortization of debt issuance costs	8.5	9.1
Stock-based compensation	22.6	12.1
Contingent consideration adjustment	—	20.1
Net change in unrealized (gain) loss on investment securities	6.5	(10.7)
Loss on extinguishment of debt	17.0	—
Other non-cash, net	0.3	1.7
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(24.1)	(180.5)
Accounts payable and accrued expenses	(149.1)	283.8
Payments of contingent consideration in excess of acquisition-date fair value	(26.1)	—
Net cash (used by) provided by operating activities - continuing operations	(76.1)	213.1
Net cash (used by) provided by operating activities - discontinued operations	(388.5)	139.7
Investing activities
Net increase in finance receivables held for investment	(34.9)	(281.4)
Acquisition of businesses (net of cash acquired)	(0.4)	(79.8)
Purchases of property, equipment and computer software	(45.8)	(47.6)
Investments in securities	(6.6)	(22.0)
Proceeds from sale of investments	0.3	32.7
Proceeds from the sale of business	—	2.1
Net cash used by investing activities - continuing operations	(87.4)	(396.0)
Net cash provided by (used by) investing activities - discontinued operations	2,070.4	(19.0)
Financing activities
Net decrease in book overdrafts	(5.8)	(2.7)
Net increase (decrease) in borrowings from lines of credit	126.8	(5.2)
Net increase in obligations collateralized by finance receivables	36.6	119.6
Payments for debt issuance costs/amendments	(11.6)	—
Payments on long-term debt	(928.6)	(7.1)
Payment for early extinguishment of debt	(606.1)	—
Payments on finance leases	(3.1)	(4.4)
Payments of contingent consideration and deferred acquisition costs	(3.5)	(21.3)
Issuance of common stock under stock plans	1.1	1.2
Tax withholding payments for vested RSUs	(2.5)	(2.2)
Repurchase and retirement of common stock	(132.2)	(180.9)
Dividends paid on Series A Preferred Stock	(11.1)	—
Net cash used by financing activities - continuing operations	(1,540.0)	(103.0)
Net cash provided by financing activities - discontinued operations	10.8	40.2
Net change in cash balances of discontinued operations	12.4	2.7
Effect of exchange rate changes on cash	(27.4)	(3.0)
Net decrease in cash, cash equivalents and restricted cash	(25.8)	(125.3)
Cash, cash equivalents and restricted cash at beginning of period	203.4	784.3
Cash, cash equivalents and restricted cash at end of period	$177.6	$659.0
Cash paid for interest, net of proceeds from interest rate derivatives	$71.0	$71.6
Cash paid for taxes, net of refunds	$325.2	$22.1
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
Restatement of Previously Issued Consolidated Financial Statements
The Company has determined that there were errors in the original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 related to the cash flow presentation of accrued taxes and other transaction-related accruals in connection with the sale of the ADESA U.S. physical auction business that closed in May 2022. Specifically, the Company determined that the cash flows associated with these accruals were incorrectly classified within “Net cash provided by operating activities – continuing operations” rather than “Net cash used by operating activities – discontinued operations” in its consolidated statements of cash flows for the nine months ended September 30, 2022. In addition, in the nine months ended September 30, 2022 all payments of contingent consideration were previously included as cash flows from financing activities. The portion of the payment in excess of the acquisition-date fair value should have been reflected as a cash flow from operating activities. We also corrected the presentation of the net change in cash balances of discontinued operations. The Company is correcting these misclassifications by restating its consolidated statement of cash flows through the amendment of its Quarterly Report on Form 10-Q. The following table summarizes the impact of these adjustments for the period presented:

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Restated
Trade receivables and other assets	$(23.2)	$(0.9)	$(24.1)
Accounts payable and accrued expenses	(86.5)	(62.6)	(149.1)
Payments of contingent consideration in excess of acquisition-date fair value	—	(26.1)	(26.1)
Net cash provided by (used by) operating activities – continuing operations	13.5	(89.6)	(76.1)
Net cash used by operating activities – discontinued operations	(435.6)	47.1	(388.5)
Net cash provided by investing activities – discontinued operations	2,066.4	4.0	2,070.4
Payments of contingent consideration	(29.6)	26.1	(3.5)
Net cash used by financing activities – continuing operations	(1,566.1)	26.1	(1,540.0)
Net change in cash balances of discontinued operations	—	12.4	12.4
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2022 (Unaudited)

In preparing our 2022 annual consolidated financial statements, we identified an error in the December 31, 2021 comparative balance sheet that had been recasted and presented in the Original Form 10-Q to reflect the classification of the ADESA U.S. physical auctions as discontinued operations. In the December 31, 2021 balance sheet included in that filing, liabilities of discontinued operations were overstated by $82.5 million with a corresponding understatement of deferred income tax liabilities. The error was determined to be immaterial and has been corrected in the consolidated December 31, 2021 balance sheet presented herein. We also corrected an immaterial error in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2021 to present the net change in cash balances of discontinued operations of $2.7 million as a separate line item rather than within net cash provided by operating activities – discontinued operations. There was no impact to the consolidated statements of income, statements of comprehensive income and statements of stockholders’ equity for the three and nine months ended September 30, 2021. The following table summarizes the major classes of assets and liabilities of the ADESA U.S. physical auction business that have been classified as discontinued operations for the period presented (in millions):

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

	September 30,	December 31,	September 30,
(Dollars in millions)	2022	2021	2021
Cash and cash equivalents	$148.7	$177.6	$606.6
Restricted cash	28.9	25.8	52.4
Working capital	382.5	382.5	771.5
Amounts available under the Revolving Credit Facility*	209.0	325.0	325.0
Cash (used by) provided by operating activities for the nine months ended	(76.1)		213.1
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

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters (total KAR results, including the ADESA U.S. physical auctions shown as discontinued operations). The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022
Net income (loss)	$5.1	$(0.3)	$210.2	$(5.8)	$209.2
Less: Income from discontinued operations	(10.1)	8.1	215.6	(6.3)	207.3
Income (loss) from continuing operations	15.2	(8.4)	(5.4)	0.5	1.9
Add back:
Income taxes	(22.1)	(4.7)	(9.9)	6.7	(30.0)
Interest expense, net of interest income	31.7	25.5	25.2	30.9	113.3
Depreciation and amortization	28.2	26.0	25.9	24.3	104.4
EBITDA	53.0	38.4	35.8	62.4	189.6
Non-cash stock-based compensation	1.3	5.2	14.5	3.5	24.5
Loss on extinguishment of debt	—	—	7.7	9.3	17.0
Acquisition related costs	2.1	0.3	0.3	0.3	3.0
Securitization interest	(8.3)	(10.4)	(14.3)	(20.2)	(53.2)
(Gain)/Loss on asset sales	0.1	(0.1)	—	—	—
Severance	1.5	3.4	3.3	1.5	9.7
Foreign currency (gains)/losses	1.1	1.2	3.3	4.1	9.7
Contingent consideration adjustment	4.2	—	—	—	4.2
Net change in unrealized (gains) losses on investment securities	9.3	3.0	3.2	0.3	15.8
Professional fees related to business improvement efforts	—	8.1	0.8	3.2	12.1
Other	—	—	1.5	5.1	6.6
Total addbacks/(deductions)	11.3	10.7	20.3	7.1	49.4
Adjusted EBITDA from continuing ops	$64.3	$49.1	$56.1	$69.5	$239.0
Adjusted EBITDA from discontinued ops	33.6	22.6	2.2	—	58.4
Adjusted EBITDA	$97.9	$71.7	$58.3	$69.5	$297.4

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
	As Restated
Net cash provided by (used by):
Operating activities - continuing operations	$(76.1)	$213.1
Operating activities - discontinued operations	(388.5)	139.7
Investing activities - continuing operations	(87.4)	(396.0)
Investing activities - discontinued operations	2,070.4	(19.0)
Financing activities - continuing operations	(1,540.0)	(103.0)
Financing activities - discontinued operations	10.8	40.2
Net change in cash balances of discontinued operations	12.4	2.7
Effect of exchange rate on cash	(27.4)	(3.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25.8)	$(125.3)
Cash flow from operating activities (continuing operations) Net cash used by operating activities (continuing operations) was $76.1 million for the nine months ended September 30, 2022, compared with net cash provided by operating activities of $213.1 million for the nine months ended September 30, 2021. Cash used by continuing operations for the nine months ended September 30, 2022 consisted primarily of a decrease in accounts payable and accrued expenses, an increase in trade receivables and other assets and the portion of contingent consideration payments classified in operating activities, partially offset by cash earnings. Cash provided by continuing operations for the nine months ended September 30, 2021 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The decrease in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends. Specifically, accounts payable and accrued expenses represented a $149.1 million use of cash for the nine months ended September 30, 2022, compared with a $283.8 million source of cash for the nine months ended September 30, 2021 (timing and impact of changes in wholesale vehicle values).
Cash flows from operations can be significantly impacted by changes in working capital in any given period. In addition to other items, the timing of working capital changes are impacted by AFC's operations. For the nine months ended September 30, 2022, of the $149.1 million of operating cash used for the change in accounts payable and accrued expenses, approximately $73 million related to the accounts payable and accrued expenses at AFC. The $73 million decrease in accounts payable and accrued expenses at AFC was primarily the result of the changes in wholesale vehicle values. In contrast, for the nine months ended September 30, 2021, the change in AFC's accounts payable and accrued expenses provided cash of approximately $97 million. The value of vehicles included in AFC's accounts payable at September 30 and December 31, 2021 were near all-time highs compared with continuing declining values throughout 2022.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $87.4 million for the nine months ended September 30, 2022, compared with $396.0 million for the nine months ended September 30, 2021. The cash used by investing activities for the nine months ended September 30, 2022 was primarily from purchases of property and equipment and an increase in finance receivables held for investment. The cash used by investing activities for the nine months ended September 30, 2021 was primarily due to an increase in finance receivables held for investment, the acquisition of businesses, purchases of property and equipment and investments in securities, partially offset by proceeds from the sale of investments.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $1,540.0 million for the nine months ended September 30, 2022, compared with $103.0 million for the nine months ended September 30, 2021. The cash used by financing activities for the nine months ended September 30, 2022 was primarily due to payments made on the Company’s long-term debt and repurchases and retirement of common stock, partially offset by borrowings from lines of credit. The cash used by financing activities for the nine months ended September 30, 2021 was primarily due to repurchases and retirement of common stock and payments of contingent consideration, partially offset by an increase in obligations collateralized by finance receivables.

Cash flow from operating activities (discontinued operations) Net cash used by operating activities (discontinued operations) was $388.5 million for the nine months ended September 30, 2022, compared with net cash provided by operating activities of $139.7 million for the nine months ended September 30, 2021. The cash used by operating activities for the nine months ended September 30, 2022 is primarily attributable to income taxes paid associated with the taxable gain on the sale of the ADESA U.S. physical auction business, a decrease in accounts payable and accrued expenses and an increase in accounts receivable and other assets. The cash provided by operating activities for the nine months ended September 30, 2021 primarily consisted of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and other assets.
Cash flow from investing activities (discontinued operations) Net cash provided by investing activities (discontinued operations) was $2,070.4 million for the nine months ended September 30, 2022, compared with net cash used by investing activities of $19.0 million for the nine months ended September 30, 2021. The cash provided by investing activities for the nine months ended September 30, 2022 is primarily attributable to the proceeds from the sale of the ADESA U.S. physical auction business, partially offset by purchases of property and equipment. The cash used by investing activities for the nine months ended September 30, 2021 is primarily attributable to purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.
Cash flow from financing activities (discontinued operations) Net cash provided by financing activities (discontinued operations) was $10.8 million for the nine months ended September 30, 2022, compared with $40.2 million for the nine months ended September 30, 2021. The cash provided by financing activities in both periods is primarily attributable to a net increase in book overdrafts.
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
Management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022 due to a material weakness related to ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid resulting from ineffective risk assessment associated with changes in our business operations related to the acquisition and disposition of businesses.
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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.7	*	Employment Agreement dated September 4, 2020, between KAR Auction Services, Inc. and Justin Davis	10-Q	001-34568	10.7	5/4/2022

10.8	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2021	10-K	001-34568	10.8	2/18/2021

10.9	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

10.10a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.10b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.10c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.10d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.10e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.10f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.11	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.12	+	Sixth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, between Automotive Finance Canada Inc., KAR Auction Services, Inc. and BNY Trust Company of Canada	10-Q	001-34568	10.12	11/2/2022

10.13		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.14a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.14b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.14c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex 1	4/23/2021

10.15	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.16a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.17	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.18	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.19	*	Form of 2018 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.33	2/21/2018

10.20	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.21	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.22	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.23	*	Form of 2018 and 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.24	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.25	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.26		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.27		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.28		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.29		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.30a		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.30b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.31		Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.32		Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (iii) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

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