Form 10-Q
period 2023-03-31
KAR Auction Services, Inc.
filed 2023-05-03
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2023, 109,208,855 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

KAR Auction Services, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
KAR Auction Services, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues
Auction fees	$99.9	$101.4
Service revenue	165.6	137.5
Purchased vehicle sales	55.5	46.3
Finance-related revenue	99.6	84.2
Total operating revenues	420.6	369.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	224.2	210.8
Selling, general and administrative	108.0	118.9
Depreciation and amortization	23.0	26.0
Total operating expenses	355.2	355.7
Operating profit	65.4	13.7
Interest expense	38.3	25.6
Other (income) expense, net	7.1	1.2
Income (loss) from continuing operations before income taxes	20.0	(13.1)
Income taxes	7.3	(4.7)
Income (loss) from continuing operations	12.7	(8.4)
Income from discontinued operations, net of income taxes	—	8.1
Net income (loss)	$12.7	$(0.3)
Net income (loss) per share - basic
Income (loss) from continuing operations	$0.01	$(0.16)
Income from discontinued operations	—	0.07
Net income (loss) per share - basic	$0.01	$(0.09)
Net income (loss) per share - diluted
Income (loss) from continuing operations	$0.01	$(0.16)
Income from discontinued operations	—	0.07
Net income (loss) per share - diluted	$0.01	$(0.09)

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$12.7	$(0.3)
Other comprehensive income, net of tax
Foreign currency translation gain	2.4	1.1
Unrealized gain on interest rate derivatives, net of tax	—	9.1
Total other comprehensive income, net of tax	2.4	10.2
Comprehensive income	$15.1	$9.9

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$219.6	$225.7
Restricted cash	32.2	52.0
Trade receivables, net of allowances of $17.9 and $15.8	340.3	270.7
Finance receivables, net of allowances of $21.0 and $21.5	2,385.4	2,395.1
Other current assets	97.5	78.9
Total current assets	3,075.0	3,022.4
Other assets
Goodwill	1,466.3	1,464.5
Customer relationships, net of accumulated amortization of $422.7 and $417.3	130.9	135.9
Other intangible assets, net of accumulated amortization of $419.6 and $406.0	228.1	231.3
Operating lease right-of-use assets	82.6	84.8
Property and equipment, net of accumulated depreciation of $189.5 and $197.7	120.4	123.6
Other assets	44.6	57.3
Total other assets	2,072.9	2,097.4
Total assets	$5,147.9	$5,119.8

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$683.8	$551.2
Accrued employee benefits and compensation expenses	24.2	31.9
Accrued interest	12.9	7.8
Other accrued expenses	79.0	79.1
Income taxes payable	2.5	6.9
Obligations collateralized by finance receivables	1,638.2	1,677.6
Current maturities of long-term debt	225.8	288.7
Total current liabilities	2,666.4	2,643.2
Non-current liabilities
Long-term debt	206.0	205.3
Deferred income tax liabilities	52.9	54.0
Operating lease liabilities	77.5	79.7
Other liabilities	6.7	6.8
Total non-current liabilities	343.1	345.8
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2023: 109,185,902
December 31, 2022: 108,914,678	1.1	1.1
Additional paid-in capital	747.4	743.8
Retained earnings	824.5	822.9
Accumulated other comprehensive loss	(47.1)	(49.5)
Total stockholders' equity	1,525.9	1,518.3
Total liabilities, temporary equity and stockholders' equity	$5,147.9	$5,119.8

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	108.9	$1.1	$743.8	$822.9	$(49.5)	$1,518.3
Net income				12.7		12.7
Other comprehensive income					2.4	2.4
Issuance of common stock under stock plans	0.4		1.3			1.3
Surrender of RSUs for taxes	(0.1)		(1.3)			(1.3)
Stock-based compensation expense			3.6			3.6
Dividends on preferred stock				(11.1)		(11.1)
Balance at March 31, 2023	109.2	$1.1	$747.4	$824.5	$(47.1)	$1,525.9

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	121.2	$1.2	$910.8	$625.7	$(24.7)	$1,513.0
Net loss				(0.3)		(0.3)
Other comprehensive income					10.2	10.2
Issuance of common stock under stock plans	0.5		0.6			0.6
Surrender of RSUs for taxes	(0.2)		(2.5)			(2.5)
Stock-based compensation expense			5.6			5.6
Dividends earned under stock plans			0.1	(0.1)		—
Dividends on preferred stock				(10.7)		(10.7)
Balance at March 31, 2022	121.5	$1.2	$914.6	$614.6	$(14.5)	$1,515.9

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$12.7	$(0.3)
Net income from discontinued operations	—	(8.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23.0	26.0
Provision for credit losses	14.3	3.0
Deferred income taxes	0.2	2.6
Amortization of debt issuance costs	2.2	3.1
Stock-based compensation	3.6	5.0
Net change in unrealized (gain) loss on investment securities	0.1	3.0
Investment and note receivable impairment	11.0	—
Other non-cash, net	0.7	(8.7)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(96.4)	(67.1)
Accounts payable and accrued expenses	124.7	45.0
Payments of contingent consideration in excess of acquisition-date fair value	—	(26.1)
Net cash provided by (used by) operating activities - continuing operations	96.1	(22.6)
Net cash provided by (used by) operating activities - discontinued operations	—	(39.2)
Investing activities
Net increase in finance receivables held for investment	(1.7)	(229.4)
Purchases of property, equipment and computer software	(12.0)	(13.5)
Investments in securities	(0.2)	(4.1)
Proceeds from sale of investments	0.3	0.3
Net cash used by investing activities - continuing operations	(13.6)	(246.7)
Net cash provided by (used by) investing activities - discontinued operations	7.0	(11.8)
Financing activities
Net (decrease) increase in book overdrafts	(0.5)	6.5
Net (decrease) increase in borrowings from lines of credit	(62.9)	108.8
Net (decrease) increase in obligations collateralized by finance receivables	(41.0)	170.5
Payments for debt issuance costs/amendments	(0.5)	—
Payments on long-term debt	—	(2.4)
Payments on finance leases	(0.5)	(1.3)
Payments of contingent consideration and deferred acquisition costs	—	(3.5)
Issuance of common stock under stock plans	1.3	0.6
Tax withholding payments for vested RSUs	(1.3)	(2.5)
Dividends paid on Series A Preferred Stock	(11.1)	—
Net cash (used by) provided by financing activities - continuing operations	(116.5)	276.7
Net cash provided by financing activities - discontinued operations	—	22.0
Net change in cash balances of discontinued operations	—	(24.3)
Effect of exchange rate changes on cash	1.1	3.0
Net decrease in cash, cash equivalents and restricted cash	(25.9)	(42.9)
Cash, cash equivalents and restricted cash at beginning of period	277.7	203.4
Cash, cash equivalents and restricted cash at end of period	$251.8	$160.5
Cash paid for interest, net of proceeds from interest rate derivatives	$31.1	$18.5
Cash paid for taxes, net of refunds - continuing operations	$12.0	$12.6
Cash paid for taxes, net of refunds - discontinued operations	$—	$—

See accompanying condensed notes to consolidated financial statements

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2023 (Unaudited)

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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($350 million aggregate principal was outstanding at March 31, 2023); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at March 31, 2023 and December 31, 2022, respectively).
Business and Nature of Operations
KAR is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of March 31, 2023, the Marketplace segment serves a domestic and international customer base through digital marketplaces and 14 vehicle logistics center locations across Canada.
For our commercial sellers, our OPENLANE software platform supports private label digital remarketing sites and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
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
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers and this financing is provided through approximately 100 locations throughout the United States and Canada as of March 31, 2023. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at ADESA, BacklotCars (including CARWAVE), TradeRev, and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which encompasses settling lien holder payoffs. AFC also provides title services for their customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 9, 2023. The 2022 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
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

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
Note 2—Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from KAR (the "Transaction"). The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction were included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow for the year ended December 31, 2022. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. For the three months ended March 31, 2023, KAR has received a net cash inflow from the commercial agreement and transition services agreement of approximately $30.0 million.
KAR provided transportation services of $21.9 million and $17.7 million to the ADESA U.S. physical auctions for the three months ended March 31, 2023 and 2022, respectively.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment. Goodwill was allocated to the ADESA U.S. physical auctions based on relative fair value. The Transaction resulted in a pretax gain on disposal of approximately $521.8 million for the year ended December 31, 2022. The effective tax rate for discontinued operations was approximately 60% primarily due to non-deductible goodwill recognized in the Transaction.
The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Operating revenues	$—	$220.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	158.6
Selling, general and administrative	—	43.9
Depreciation and amortization	—	11.2
Total operating expenses	—	213.7
Operating profit (loss)	—	6.3
Interest expense	—	0.1
Other (income) expense, net	—	(6.1)
Income (loss) from discontinued operations before income taxes	—	12.3
Income taxes	—	4.2
Income from discontinued operations	$—	$8.1

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2023	2022
PRSUs	$(0.1)	$1.9
RSUs	2.8	1.4
Service options	0.2	0.2
Market options	0.7	1.5
Total stock-based compensation expense	$3.6	$5.0
PRSUs
In the first quarter of 2023, we granted a target amount of approximately 0.5 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's three-year cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels over the three-year period ending December 31, 2025. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $14.14 per share, which was determined using the closing price of the Company's common stock on the date of grant. The grant date fair value of the TSR PRSUs was $21.24 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.
RSUs
In the first quarter of 2023, approximately 0.6 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $14.14 per share.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the October 2019 share repurchase program through December 31, 2022. On April 27, 2022, the board of directors authorized an increase in the size of the Company’s $300 million share repurchase program by an additional $200 million and an extension of the share repurchase program through December 31, 2023. At March 31, 2023, approximately $126.9 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. No shares of common stock were repurchased during the three months ended March 31, 2023 and 2022.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
Note 4—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations	$12.7	$(8.4)
Series A Preferred Stock dividends	(11.1)	(10.7)
Income from continuing operations attributable to participating securities	(0.4)	—
Income (loss) from continuing operations attributable to common stockholders	$1.2	$(19.1)
Weighted average common shares outstanding	109.3	121.4
Effect of dilutive stock options and restricted stock awards	0.6	—
Weighted average common shares outstanding and potential common shares	109.9	121.4
Income (loss) from continuing operations per share
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold KAR equity awards included in the calculation. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. Approximately 0.5 million service options and all of the market options were excluded from the calculation of diluted income from continuing operations per share for the three months ended March 31, 2023. In addition, approximately 1.6 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the three months ended March 31, 2023. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the three months ended March 31, 2022, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at March 31, 2023 and 2022 were 4.7 million and 5.7 million, respectively.
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at March 31, 2023.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million on March 31, 2023. In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million and the

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
facility's maturity date remains January 31, 2026. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.5 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2023		Net Credit Losses Three Months Ended March 31, 2023
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,402.8	$19.6	$12.5
Other loans	3.6	—	—
Total receivables managed	$2,406.4	$19.6	$12.5

	December 31, 2022		Net Credit Losses Three Months Ended March 31, 2022
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,409.9	$17.5	$1.4
Other loans	6.7	—	—
Total receivables managed	$2,416.6	$17.5	$1.4
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	March 31, 2023	March 31, 2022
Allowance for Credit Losses
Balance at December 31	$21.5	$23.0
Provision for credit losses	12.0	1.4
Recoveries	1.6	1.9
Less charge-offs	(14.1)	(3.3)
Balance at end of period	$21.0	$23.0
As of March 31, 2023 and December 31, 2022, $2,373.6 million and $2,396.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	March 31, 2023	December 31, 2022
Obligations collateralized by finance receivables, gross	$1,656.5	$1,697.0
Unamortized securitization issuance costs	(18.3)	(19.4)
Obligations collateralized by finance receivables	$1,638.2	$1,677.6
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2023, we were in compliance with the covenants in the securitization agreements.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2023	December 31, 2022
Term Loan B-6	Adjusted LIBOR	+ 2.25%	September 19, 2026	$—	$—
Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	65.0	145.0
Senior notes		5.125%	June 1, 2025	350.0	350.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	20.8	3.7
Total debt				435.8	498.7
Unamortized debt issuance costs/discounts				(4.0)	(4.7)
Current portion of long-term debt				(225.8)	(288.7)
Long-term debt				$206.0	$205.3
*The interest rates presented in the table above represent the rates in place at March 31, 2023.
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
The obligations of the Company under the Credit Facilities are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), not to exceed 3.5 as of the last day of each fiscal quarter, if there are revolving loans outstanding. We were in compliance with the applicable covenants in the Credit Agreement at March 31, 2023.
As of March 31, 2023 and December 31, 2022, $65.0 million and $145.0 million was drawn on the Revolving Credit Facility, respectively. In addition, we had related outstanding letters of credit in the aggregate amount of $19.0 million at March 31, 2023 and December 31, 2022, which reduce the amount available for borrowings under the Revolving Credit Facility.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
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
The Company expects to use the remaining proceeds from the Transaction after the repayment of Term Loan B-6 to offer to redeem or repay a portion of the senior notes within 365 days of the close of the Transaction. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. Therefore, at March 31, 2023, $140.0 million of the remaining senior notes are classified as current debt.
European Lines of Credit
ADESA Europe has lines of credit aggregating $32.5 million (€30 million). The lines of credit have an aggregate $20.8 million and $3.7 million of borrowings outstanding at March 31, 2023 and December 31, 2022, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.
Fair Value of Debt
As of March 31, 2023, the estimated fair value of our long-term debt amounted to $430.6 million. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of March 31, 2023. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 7—Derivatives
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps had a five-year term, each maturing on January 23, 2025.
We originally designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that were included in the assessment of hedge effectiveness were recorded as a component of "Accumulated other comprehensive income." For the three months ended March 31, 2022, the Company recorded an unrealized gain on the interest rate swaps of $9.1 million, net of tax of $3.0 million in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges was recorded upon the recognition of the interest related to the hedged debt. In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. As a result, the increase in the fair value of the swaps from the time of hedge accounting discontinuance to March 31, 2022 was recognized as an $8.7 million unrealized gain in "Interest expense" in the consolidated statement of income for the three months ended March 31, 2022. In connection with the repayment of Term Loan B-6 in May 2022, we entered into swap termination agreements. We received $16.7 million to settle and terminate the swaps, which was recognized as a realized gain in "Interest expense" in the consolidated statement of income for the three months ended June 30, 2022.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
Note 8—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Change in realized and unrealized (gains) losses on investment securities, net	$0.1	$3.0
Foreign currency (gains) losses	0.1	1.2
Investment and note receivable impairment	11.0	—
Other	(4.1)	(3.0)
Other (income) expense, net	$7.1	$1.2
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the three months ended March 31, 2023 and 2022. The Company had unrealized losses of $0.1 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and as a result has a readily determinable fair value. As of March 31, 2023, investment securities measured at fair value are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $0.3 million. The net unrealized loss on these investment securities was $0.1 million for the three months ended March 31, 2023. The remaining investments held of $24.9 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
In late March 2023, one of the investees we present at cost filed to reorganize its operations through the bankruptcy process. Based on this information, we recorded an other than temporary impairment of approximately $3.7 million in "Other (income) expense, net" representing our entire equity investment in the company. In addition, we also had a note receivable with this investee for $7.3 million, on which we recorded a credit impairment loss in "Other (income) expense, net" in the first quarter of 2023.
Note 9—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Although the outcome of litigation cannot be accurately predicted, based on evaluation of information presently available, our management does not currently believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Foreign currency translation loss	$(47.1)	$(49.5)
Accumulated other comprehensive loss	$(47.1)	$(49.5)
Note 11—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into two operating segments: Marketplace and Finance, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Beginning in the first quarter of 2022, results of the ADESA U.S. physical auctions are reported as discontinued operations (see Note 2).
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$321.0	$99.6	$420.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	207.8	16.4	224.2
Selling, general and administrative	95.6	12.4	108.0
Depreciation and amortization	21.2	1.8	23.0
Total operating expenses	324.6	30.6	355.2
Operating profit (loss)	(3.6)	69.0	65.4
Interest expense	8.0	30.3	38.3
Other (income) expense, net	7.0	0.1	7.1
Intercompany expense (income)	6.4	(6.4)	—
Income (loss) from continuing operations before income taxes	(25.0)	45.0	20.0
Income taxes	(3.9)	11.2	7.3
Income (loss) from continuing operations	$(21.1)	$33.8	$12.7
Total assets	$2,376.5	$2,771.4	$5,147.9

KAR Auction Services, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2023 (Unaudited)

Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2022 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$285.2	$84.2	$369.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	195.8	15.0	210.8
Selling, general and administrative	108.4	10.5	118.9
Depreciation and amortization	23.9	2.1	26.0
Total operating expenses	328.1	27.6	355.7
Operating profit (loss)	(42.9)	56.6	13.7
Interest expense	13.3	12.3	25.6
Other (income) expense, net	(1.8)	3.0	1.2
Intercompany expense (income)	0.1	(0.1)	—
Income (loss) from continuing operations before income taxes	(54.5)	41.4	(13.1)
Income taxes	(15.1)	10.4	(4.7)
Income (loss) from continuing operations	$(39.4)	$31.0	$(8.4)
Total assets	$2,630.3	$3,103.5	$5,733.8
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 60% and 64% of our foreign operating revenues were from Canada for the three months ended March 31, 2023 and 2022, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2023	2022
Operating revenues
U.S.	$272.2	$231.1
Foreign	148.4	138.3
	$420.6	$369.4
Note 12—Subsequent Event
On May 2, 2023, the Company announced that it is changing its name to OPENLANE, Inc., effective May 15, 2023. The change reflects the Company’s transformation to a more asset-light, digital marketplace company and signals a new simplified, customer-first approach to used vehicle remarketing. OPENLANE will serve as both the parent company brand and the go-to-market brand for the Company’s digital marketplaces in the U.S., Canada and Europe. OPENLANE will continue trading on the New York Stock Exchange under the ticker symbol “KAR.” As the OPENLANE branded marketplace will replace the existing branded marketplaces, the Company will evaluate the $122.8 million carrying amount of its indefinite-lived ADESA tradename, as well as the $1.3 million carrying amount for certain other definite-lived tradenames associated with recent acquisitions, which may result in a potential non-cash impairment charge in the second quarter of 2023. In addition, the Company will reassess the useful life of the ADESA tradename in the second quarter of 2023.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "continues," "outlook," initiatives," "goals," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding the potential impacts of the COVID-19 pandemic and adverse market conditions; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; contractual obligations; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, acquisitions and dispositions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 9, 2023, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
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
Overview
We are a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace and Finance.
•The Marketplace segment serves a domestic and international customer base through digital marketplaces and vehicle logistics center locations across Canada. Powered with software developed by OPENLANE, comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to offer vehicles digitally. Vehicles sold on our digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. Our digital marketplaces also include BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States (CARWAVE was integrated with BacklotCars in the fourth quarter of 2022), TradeRev, an online automotive remarketing platform in Canada where dealers can sell and source used vehicle inventory at any time, ADESA U.K., an online wholesale used vehicle remarketing business in the United Kingdom and ADESA Europe, an online wholesale vehicle marketplace in Continental Europe.
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

Beginning in the first quarter of 2022, results of the ADESA U.S. physical auctions are now reported as discontinued operations (see Note 2 of the accompanying unaudited financial statements).
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
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as KAR affiliations. AFC's North American dealer base was comprised of approximately 15,200 dealers in 2022.
Key challenges for the independent used vehicle dealer include demand for used vehicles, disruptions in pricing of used vehicle inventory, access to consumer financing, increased interest rates and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing). These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
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

Results of Operations
Overview of Results of KAR Auction Services, Inc. for the Three Months Ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2023	2022
Revenues from continuing operations
Auction fees	$99.9	$101.4
Service revenue	165.6	137.5
Purchased vehicle sales	55.5	46.3
Finance-related revenue	99.6	84.2
Total revenues from continuing operations	420.6	369.4
Cost of services*	224.2	210.8
Gross profit*	196.4	158.6
Selling, general and administrative	108.0	118.9
Depreciation and amortization	23.0	26.0
Operating profit	65.4	13.7
Interest expense	38.3	25.6
Other (income) expense, net	7.1	1.2
Income (loss) from continuing operations before income taxes	20.0	(13.1)
Income taxes	7.3	(4.7)
Income (loss) from continuing operations	12.7	(8.4)
Income from discontinued operations, net of income taxes	—	8.1
Net income (loss)	$12.7	$(0.3)
Income (loss) from continuing operations per share
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

* Exclusive of depreciation and amortization
Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations are presented as one line item in the above table as "Income from discontinued operations, net of income taxes."
Overview
For the three months ended March 31, 2023, we had revenue of $420.6 million compared with revenue of $369.4 million for the three months ended March 31, 2022, an increase of 14%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $3.0 million, or 12%, to $23.0 million for the three months ended March 31, 2023, compared with $26.0 million for the three months ended March 31, 2022. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and a reduction in assets placed in service.

Interest Expense
Interest expense increased $12.7 million, or 50%, to $38.3 million for the three months ended March 31, 2023, compared with $25.6 million for the three months ended March 31, 2022. Interest expense increased $18.0 million at AFC and the increase was attributable to an increase in the average interest rate on the AFC securitization obligations to approximately 6.6% for the three months ended March 31, 2023, as compared with approximately 2.3% for the three months ended March 31, 2022. In addition, in March 2022, there was an unrealized gain of $8.7 million related to the discontinuance of hedge accounting for the interest rate swaps. These items were partially offset by a decrease in interest expense resulting from repayments of term loan and senior note debt in 2022.
Other (Income) Expense, Net
For the three months ended March 31, 2023, we had other expense of $7.1 million compared with $1.2 million for the three months ended March 31, 2022. The increase in other expense was primarily attributable to the impairment of an equity security and note receivable with the same investee aggregating $11.0 million, partially offset by a $2.9 million decrease in unrealized losses on investment securities, a $1.1 million decrease in foreign currency losses on intercompany balances and an increase in other miscellaneous income aggregating $1.1 million.
Income Taxes
We had an effective tax rate of 36.5% for the three months ended March 31, 2023, compared with an effective tax rate of 35.9% on a pre-tax loss for the three months ended March 31, 2022.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from KAR. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the three months ended March 31, 2023 and 2022, the Company's financial statements included income from discontinued operations of $0.0 million and $8.1 million, respectively. For further discussion, reference the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended March 31, 2023 compared with the three months ended March 31, 2022, the change in the Canadian dollar exchange rate decreased revenue by $6.0 million, operating profit by $1.7 million and net income by $1.0 million. For the three months ended March 31, 2023 compared with the three months ended March 31, 2022, the change in the euro exchange rate decreased revenue by $3.0 million, operating profit by $0.2 million and net income by $0.1 million.
Marketplace Results

	Three Months Ended March 31,
(Dollars in millions, except per vehicle amounts)	2023	2022
Auction fees	$99.9	$101.4
Service revenue	165.6	137.5
Purchased vehicle sales	55.5	46.3
Total Marketplace revenue from continuing operations	321.0	285.2
Cost of services*	207.8	195.8
Gross profit*	113.2	89.4
Selling, general and administrative	95.6	108.4
Depreciation and amortization	21.2	23.9
Operating profit (loss)	$(3.6)	$(42.9)
Commercial vehicles sold	167,000	174,000
Dealer consignment vehicles sold	163,000	177,000
Total vehicles sold	330,000	351,000
Gross profit percentage, excluding purchased vehicles*	42.6%	37.4%

* Exclusive of depreciation and amortization

Total Marketplace Revenue
Revenue from the Marketplace segment increased $35.8 million, or 13%, to $321.0 million for the three months ended March 31, 2023, compared with $285.2 million for the three months ended March 31, 2022. The change in revenue included the impact of decreases in revenue of $5.2 million and $3.0 million due to fluctuations in the Canadian dollar exchange rate and the euro exchange rate, respectively. The increase in revenue was primarily attributable to the increases in service revenue and purchased vehicle sales (discussed below).
The 6% decrease in the number of vehicles sold was comprised of a 4% decline in commercial volumes and an 8% decrease in dealer consignment volumes. The decrease in the number of vehicles sold was driven by an industry-wide lack of wholesale used vehicle supply.
Auction Fees
Auction fees decreased $1.5 million, or 1%, to $99.9 million for the three months ended March 31, 2023, compared with $101.4 million for the three months ended March 31, 2022. The decrease in auction fees was primarily the result of a decrease in the number of vehicles sold. Auction fees per vehicle sold for the three months ended March 31, 2023 increased $14, or 5%, to $303, compared with $289 for the three months ended March 31, 2022. The increase in auction fees per vehicle sold reflects an increase in auction fees and a smaller mix of lower-fee commercial off-premise vehicles, partially offset by lower vehicle values.
Service Revenue
Service revenue increased $28.1 million, or 20%, to $165.6 million for the three months ended March 31, 2023, compared with $137.5 million for the three months ended March 31, 2022, primarily as a result of increases in repossession and remarketing fees of $10.5 million, transportation revenue of $8.2 million, third-party fees for platform services of $6.6 million, inspection service revenue of $2.3 million and a net increase in other miscellaneous service revenues aggregating approximately $0.5 million.
Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, increased $9.2 million, or 20%, to $55.5 million for the three months ended March 31, 2023, compared with $46.3 million for the three months ended March 31, 2022, primarily as a result of an increase in purchased vehicles sold and the average selling price of purchased vehicles sold in Europe.
Gross Profit
For the three months ended March 31, 2023, gross profit from the Marketplace segment increased $23.8 million, or 27%, to $113.2 million, compared with $89.4 million for the three months ended March 31, 2022. Revenue increased 13% for the three months ended March 31, 2023, while cost of services increased 6% during the same period. Gross profit from the Marketplace segment was 35.3% of revenue for the three months ended March 31, 2023, compared with 31.3% of revenue for the three months ended March 31, 2022. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 42.6% and 37.4% for the three months ended March 31, 2023 and 2022, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold.
Gross profit as a percentage of revenue increased for the three ended March 31, 2023 as compared with the three months ended March 31, 2022, primarily due to improved transportation margins, an increase in revenue for vehicles sold on dealer-to-dealer platforms and an increase in third-party fees for platform services.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $12.8 million, or 12%, to $95.6 million for the three months ended March 31, 2023, compared with $108.4 million for the three months ended March 31, 2022, primarily as a result of decreases in professional fees of $6.3 million, information technology costs of $4.4 million, severance of $2.6 million, stock-based compensation of $1.6 million, fluctuations in the Canadian exchange rate of $1.4 million and telecom expenses of $0.8 million, partially offset by increases in bad debt expense of $0.7 million, marketing costs of $0.6 million, incentive-based compensation of $0.6 million and other miscellaneous expenses aggregating $2.4 million.

Finance Results

	Three Months Ended March 31,
(Dollars in millions except volumes and per loan amounts)	2023	2022
Finance-related revenue
Interest income	$60.6	$43.2
Fee income	47.6	40.2
Other revenue	3.4	2.2
Provision for credit losses	(12.0)	(1.4)
Total Finance revenue	99.6	84.2
Cost of services*	16.4	15.0
Gross profit*	83.2	69.2
Selling, general and administrative	12.4	10.5
Depreciation and amortization	1.8	2.1
Operating profit	$69.0	$56.6
Loan transactions	420,000	372,000
Revenue per loan transaction	$237	$226

* Exclusive of depreciation and amortization
Revenue
For the three months ended March 31, 2023, the Finance segment revenue increased $15.4 million, or 18%, to $99.6 million, compared with $84.2 million for the three months ended March 31, 2022. The increase in revenue was primarily the result of a 13% increase in loan transactions and a 5% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $11, or 5%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 450 basis points since March 31, 2022), an increase in floorplan fees and other fee income per unit and an increase in average portfolio duration, partially offset by an increase in net credit losses and a decrease in loan values.
The provision for credit losses increased to 2.0% of the average managed receivables for the three months ended March 31, 2023 from 0.2% for the three months ended March 31, 2022. The provision for credit losses is expected to be 2% or under, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months March 31, 2023, gross profit for the Finance segment increased $14.0 million, or 20%, to $83.2 million, or 83.5% of revenue, compared with $69.2 million, or 82.2% of revenue, for the three months ended March 31, 2022. The increase in gross profit as a percent of revenue was primarily the result of an 18% increase in revenue, partially offset by a 9% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $0.7 million, lot check expenses of $0.5 million and other miscellaneous expenses aggregating $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.9 million, or 18%, to $12.4 million for the three months ended March 31, 2023, compared with $10.5 million for the three months ended March 31, 2022 primarily as a result of increases in information technology costs of $0.8 million, compensation expense of $0.5 million and other miscellaneous expenses aggregating $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	March 31,	December 31,	March 31,
(Dollars in millions)	2023	2022	2022
Cash and cash equivalents	$219.6	$225.7	$134.2
Restricted cash	32.2	52.0	26.3
Working capital	408.6	379.2	1,023.2
Amounts available under the Revolving Credit Facility	241.0	161.0	224.0
Cash provided by (used by) operating activities for the three months ended	96.1		(22.6)
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
Approximately $160.5 million of available cash was held by our foreign subsidiaries at March 31, 2023. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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

As of March 31, 2023 and December 31, 2022, $65.0 million and $145.0 million was drawn on the Revolving Credit Facility, respectively. We had related outstanding letters of credit in the aggregate amount of $19.0 million at March 31, 2023 and December 31, 2022, respectively, which reduce the amount available for borrowings under the Revolving Credit Facility. Our European operations have lines of credit aggregating $32.5 million (€30 million) of which $20.8 million was drawn at March 31, 2023.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter if revolving loans are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as consolidated total debt (as defined in the Credit Agreement) divided by the last four quarters consolidated Adjusted EBITDA. Consolidated total debt includes term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less unrestricted cash as defined in the Credit Agreement. Consolidated Adjusted EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude among other things (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at March 31, 2023.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2023.
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
Use of Proceeds from the Transaction
The Company generated gross proceeds from the sale of the U.S. physical auction business of approximately $2.2 billion. The Transaction closed in May 2022. Under terms of the Credit Agreement, net cash proceeds from the Transaction were used to repay Term Loan B-6 within three days of the Transaction. The Company also prepaid $600 million of the senior notes in August 2022. The terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. The Company is required to offer to redeem or repay approximately $140 million of senior notes within 10 business days of May 10, 2023, subject to the terms of the indenture governing our senior notes.

Liquidity
At March 31, 2023, $140.0 million of the remaining senior notes are classified as current debt, as the terms of the senior notes specify that excess proceeds must be reinvested or used to pay down a portion of the senior notes. As of March 31, 2023, $65.0 million was drawn on the Revolving Credit Facility and is classified as current debt based on the Company’s past practice of using the Revolving Credit Facility for short term borrowings. However, the terms of the Revolving Credit Facility do not require repayment until maturity at September 19, 2024.
At March 31, 2023, cash totaled $219.6 million and there was an additional $241.0 million available for borrowing under the Revolving Credit Facility (net of $19.0 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at March 31, 2023.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million at March 31, 2023. In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million and the facility's maturity date remains January 31, 2026. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.5 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,406.4 million and $2,416.6 million at March 31, 2023 and December 31, 2022, respectively. AFC's allowance for losses was $21.0 million and $21.5 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, $2,373.6 million and $2,396.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,638.2 million and $1,677.6 million of obligations collateralized by finance receivables at March 31, 2023 and December 31, 2022, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $18.3 million and $19.4 million at March 31, 2023 and December 31, 2022, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Facility. At March 31, 2023, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended March 31, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(21.1)	$33.8	$12.7
Add back:
Income taxes	(3.9)	11.2	7.3
Interest expense, net of interest income	7.1	30.3	37.4
Depreciation and amortization	21.2	1.8	23.0
Intercompany interest	6.4	(6.4)	—
EBITDA	9.7	70.7	80.4
Non-cash stock-based compensation	2.7	1.1	3.8
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(27.8)	(27.8)
Severance	0.5	—	0.5
Foreign currency (gains)/losses	(0.1)	0.2	0.1
Net change in unrealized (gains) losses on investment securities	—	0.1	0.1
Professional fees related to business improvement efforts	0.6	0.1	0.7
Other	0.6	0.2	0.8
Total addbacks/(deductions)	4.6	(26.1)	(21.5)
Adjusted EBITDA	$14.3	$44.6	$58.9

	Three Months Ended March 31, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(39.4)	$31.0	$(8.4)
Add back:
Income taxes	(15.1)	10.4	(4.7)
Interest expense, net of interest income	13.2	12.3	25.5
Depreciation and amortization	23.9	2.1	26.0
Intercompany interest	0.1	(0.1)	—
EBITDA	(17.3)	55.7	38.4
Non-cash stock-based compensation	4.4	0.8	5.2
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(10.4)	(10.4)
(Gain)/Loss on asset sales	(0.1)	—	(0.1)
Severance	3.2	0.2	3.4
Foreign currency (gains)/losses	1.2	—	1.2
Net change in unrealized (gains) losses on investment securities	—	3.0	3.0
Professional fees related to business improvement efforts	7.3	0.8	8.1
Total addbacks/(deductions)	16.3	(5.6)	10.7
Adjusted EBITDA	$(1.0)	$50.1	$49.1

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	March 31, 2023
Net income (loss)	$210.2	$(5.8)	$37.1	$12.7	$254.2
Less: Income from discontinued operations	215.6	(6.3)	(4.8)	—	204.5
Income (loss) from continuing operations	(5.4)	0.5	41.9	12.7	49.7
Add back:
Income taxes	(9.9)	6.7	17.9	7.3	22.0
Interest expense, net of interest income	25.2	30.9	34.9	37.4	128.4
Depreciation and amortization	25.9	24.3	24.0	23.0	97.2
EBITDA	35.8	62.4	118.7	80.4	297.3
Non-cash stock-based compensation	14.5	3.5	(5.7)	3.8	16.1
Loss on extinguishment of debt	7.7	9.3	0.2	—	17.2
Acquisition related costs	0.3	0.3	0.3	0.3	1.2
Securitization interest	(14.3)	(20.2)	(25.8)	(27.8)	(88.1)
Gain on sale of property	—	—	(33.9)	—	(33.9)
Severance	3.3	1.5	4.2	0.5	9.5
Foreign currency (gains)/losses	3.3	4.1	(6.1)	0.1	1.4
Net change in unrealized (gains) losses on investment securities	3.2	0.3	0.6	0.1	4.2
Professional fees related to business improvement efforts	0.8	3.2	3.1	0.7	7.8
Other	1.5	5.1	0.9	0.8	8.3
Total addbacks/(deductions)	20.3	7.1	(62.2)	(21.5)	(56.3)
Adjusted EBITDA from continuing ops	$56.1	$69.5	$56.5	$58.9	$241.0

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net cash provided by (used by):
Operating activities - continuing operations	$96.1	$(22.6)
Operating activities - discontinued operations	—	(39.2)
Investing activities - continuing operations	(13.6)	(246.7)
Investing activities - discontinued operations	7.0	(11.8)
Financing activities - continuing operations	(116.5)	276.7
Financing activities - discontinued operations	—	22.0
Net change in cash balances of discontinued operations	—	(24.3)
Effect of exchange rate on cash	1.1	3.0
Net decrease in cash, cash equivalents and restricted cash	$(25.9)	$(42.9)
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $96.1 million for the three months ended March 31, 2023, compared with net cash used by operating activities of $22.6 million for the three months ended March 31, 2022. Cash provided by continuing operations for the three months ended March 31, 2023 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash used by continuing operations for the three months ended March 31,

2022 consisted primarily of an increase in trade receivables and other assets as well as payments of contingent consideration in excess of acquisition-date fair value, partially offset by cash earnings and an increase in accounts payable and accrued expenses. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends, as well as a decrease in payments of contingent consideration in excess of acquisition-date fair value.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $13.6 million for the three months ended March 31, 2023, compared with $246.7 million for the three months ended March 31, 2022. The cash used by investing activities for the three months ended March 31, 2023 was primarily from purchases of property and equipment and an increase in finance receivables held for investment. The cash used by investing activities for the three months ended March 31, 2022 was primarily due to an increase in finance receivables held for investments and purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $116.5 million for the three months ended March 31, 2023, compared with net cash provided by financing activities of $276.7 million for the three months ended March 31, 2022. The cash used by financing activities for the three months ended March 31, 2023 was primarily due to a decrease in borrowings from lines of credit, a decrease in obligations collateralized by finance receivables and dividends paid on the Series A Preferred Stock. The cash provided by financing activities for the three months ended March 31, 2022 was primarily due to an increase in obligations collateralized by finance receivables and an increase in borrowings from lines of credit.
Cash flow from operating activities (discontinued operations) There were no operating activities (discontinued operations) for the three months ended March 31, 2023, compared with net cash used by operating activities of $39.2 million for the three months ended March 31, 2022. The cash used by operating activities for the three months ended March 31, 2022 primarily consisted of an increase in trade receivables and other assets, partially offset by cash earnings and an increase in accounts payable and accrued expenses.
Cash flow from investing activities (discontinued operations) Net cash provided by investing activities (discontinued operations) was $7.0 million for the three months ended March 31, 2023, compared with net cash used by investing activities of $11.8 million for the three months ended March 31, 2022. The cash provided by investing activities for the three months ended March 31, 2023 is attributable to the final proceeds from the sale of the ADESA U.S. physical auction business. The cash used by investing activities for the three months ended March 31, 2022 is primarily attributed to purchases of property and equipment.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the three months ended March 31, 2023, compared with net cash provided by financing activities of $22.0 million for the three months ended March 31, 2022. The cash provided by financing activities for the three months ended March 31, 2022 is primarily attributable to a net increase in book overdrafts.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2023 and 2022 approximated $12.0 million and $13.5 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $65 million for fiscal year 2023. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the three months ended March 31, 2023, the holders of the Series A Preferred Stock received cash dividends aggregating $11.1 million and for the three months ended March 31, 2022, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $10.7 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations, operating leases and contingent consideration related to acquisitions are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, the contractual obligations of the Company have changed as follows:
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
See Note 6 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2022, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which includes audited financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency losses on intercompany loans were approximately $0.1 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Canadian currency translation negatively affected net income by approximately $1.0 million for the three months ended March 31, 2023 and had no impact on net income for the three months ended March 31, 2022. A 1% change in the month-end Canadian dollar exchange rate for March 31, 2023 would have impacted foreign currency losses on intercompany loans by $0.8 million and net income by $0.5 million. A 1% change in the month-end euro exchange rate for March 31, 2023 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the three months ended March 31, 2023 would have impacted net income by approximately $0.2 million. Currency exposure of our U.K. and European operations is not material to the results of operations.
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
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR) for the three months ended March 31, 2023 would have resulted in an increase in interest expense of approximately $0.3 million.

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
Remediation of Material Weakness
During the quarter ended December 31, 2022, we identified a material weakness in certain internal controls over financial reporting related to ineffective process level controls over the review of the statement of cash flows as it relates to operating cash flows related to discontinued operations and operating and financing cash flows related to contingent consideration paid resulting from ineffective risk assessment associated with changes in our business operations related to the acquisition and disposition of businesses. To address this material weakness in internal control over financial reporting, management has performed an appropriate risk assessment over cash flow presentation, which includes assessment of controls designed to identify all accounts and transactions impacting the classification of cash flows related to the acquisition and disposition of businesses to ensure that the presentation in the statement of cash flows of transactions that do not relate to normal operations are complete and accurate. During the quarter ended March 31, 2023, the Company successfully completed the testing necessary to conclude that the material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Except for the changes related to the Company's remediation efforts described above, there has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 19 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
Item 1A.    Risk Factors
Before deciding to invest in our Company, in addition to the other information contained in our Annual Report on Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. The risks described in our most recent Annual Report on Form 10-K, including our ability to access capital and macroeconomic conditions and geopolitical events, are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases by KAR Auction Services of its shares of common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$126.9
February 1 - February 28	—	—	—	126.9
March 1 - March 31	—	—	—	126.9
Total	—	$—	—

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., KAR Auction Services, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among KAR Auction Services, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1		Amended and Restated Certificate of Incorporation of KAR Auction Services, Inc.	10-Q	001-34568	3.1	8/3/2016

3.2		Second Amended and Restated By-Laws of KAR Auction Services, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among KAR Auction Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Amendment and Restatement Agreement, dated March 11, 2014, among KAR Auction Services, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (the Amended and Restated Credit Agreement and the Amended and Restated Guarantee and Collateral Agreement are included as Exhibits A and B thereto, respectively)	8-K	001-34568	10.1	3/12/2014

10.1b		Incremental Commitment Agreement and First Amendment, dated as of March 9, 2016, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the several lenders party thereto	8-K	001-34568	10.1	3/9/2016

10.1c		Incremental Commitment Agreement and Second Amendment, dated as of May 31, 2017, among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto and the several lenders party thereto	8-K	001-34568	10.1	5/31/2017

10.1d		Third Amendment Agreement, dated as of September 19, 2019, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the several lenders party thereto	8-K	001-34568	10.1	9/20/2019

10.1e		Technical Amendment, dated as of May 28, 2020, by and between KAR Auction Services, Inc., and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-34568	10.1e	2/18/2021

10.1f		Fourth Amendment Agreement, dated as of May 29, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of the Company party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	6/1/2020

10.1g		Fifth Amendment Agreement, dated September 2, 2020, by and among KAR Auction Services, Inc., JPMorgan Chase Bank, N.A., as administrative agent, certain subsidiaries of KAR Auction Services, Inc. party thereto and the certain revolving lenders party thereto	8-K	001-34568	10.1	9/8/2020

10.2	*	Employment Agreement, dated March 1, 2021, between KAR Auction Services, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.3b	*	Letter Agreement, dated January 1, 2023, between KAR Auction Services, Inc. and Eric M. Loughmiller	10-K	001-34568	10.3b	3/9/2023

10.4	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between KAR Auction Services Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated April 17, 2023, between KAR Auction Services, Inc. and Brad S. Lakhia	8-K	001-34568	10.1	4/17/2023

10.7	*	Employment Agreement, dated October 26, 2021, between KAR Auction Services, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.8a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7a	3/9/2023

10.8b	*	Amendment No. 1 to Employment Agreement, dated May 9, 2022, between KAR Auction Services, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7b	3/9/2023

10.9a	*	Employment Agreement, dated March 9, 2020, between KAR Auction Services, Inc. and Thomas J. Fisher	10-K	001-34568	10.6	2/18/2021

10.9b	*	Engagement Letter, dated August 1, 2022, between KAR Auction Services, Inc. and Tack Iron, LLC (Thomas J. Fisher)	10-K	001-34568	10.8b	3/9/2023

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2023	10-K	001-34568	10.10	3/9/2023

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.14	+
Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., KAR Auction Services, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.
							X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.16a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.16b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.16c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.17	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.18a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.18b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.19	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.20	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.21	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.22	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.23	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.24	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.25	*	Form of 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.26	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.27	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.28	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.29		Transition Services Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.30		Tax Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.31		Employee Matters Agreement, dated as of June 27, 2019, by and between KAR Auction Services, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.32		Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.33a	Investment Agreement, dated as of May 26, 2020, by and between KAR Auction Services, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.33b	Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.34	Registration Rights Agreement, dated as of June 10, 2020, by and among KAR Auction Services, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.35	Registration Rights Agreement, dated as of June 29, 2020, by and between KAR Auction Services, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from KAR Auction Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (iii) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAR Auction Services, Inc.
(Registrant)

Date:	May 3, 2023	/s/ BRAD S. LAKHIA
Brad S. Lakhia Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)